Form 10-Q
period 1995-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1995-05-10
CIK 837010

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995  Commission file number  33-23376
                               --------------                          --------


                   Aetna Life Insurance and Annuity Company
- --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Connecticut                                          71-0294708
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S Employer
  incorporation or organization)                           Identification No.)

 151 Farmington Avenue, Hartford, Connecticut                     06156
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code   (203) 273-0978
                                                   ------------------

                                     None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X          No_____
                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                            at April 30, 1995
- --------------                                            -----------------

Common Stock,
 par value $50                                                  55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

         Quarterly Report For Period Ended March 31, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

       Consolidated Statements of Income.......................           3
       Consolidated Balance Sheets.............................           4
       Consolidated Statements of Changes in Shareholder's
       Equity..................................................           5
       Consolidated Statements of Cash Flows...................           6
       Condensed Notes to Consolidated Financial
       Statements..............................................           7
       Independent Auditors' Review Report.....................           8

Item 2.  Management's Analysis of the Results of
         Operations............................................           9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................          14

Signatures.....................................................          15

                                      (2)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                       Consolidated Statements of Income
                                  (millions)



                                                                  3 Months Ended March 31,
                                                                -----------------------------
                                                                    1995            1994
                                                                    ----            ----
Revenue:
 Premiums                                                            $32.2           $25.4
 Charges assessed against policyholders                               74.9            68.2
 Net investment income                                               235.8           231.1
 Net realized capital gains                                            5.1             0.8
 Other income                                                         12.7             2.1
                                                                   --------        --------
    Total revenue                                                    360.7           327.6

Benefits and expenses:
 Current and future benefits                                         215.1           206.4
 Operating expenses                                                   75.3            60.3
 Amortization of deferred policy  acquisition costs                   11.2            13.1
                                                                   --------        --------
   Total benefits and expenses                                       301.6           279.8

Income before federal income taxes                                    59.1            47.8

 Federal income taxes                                                 18.8            15.6
                                                                   --------         --------

Net income                                                           $40.3           $32.2
                                                                   ========         ========





See Condensed Notes to Consolidated Financial Statements.


                                      (3)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                          Consolidated Balance Sheets
                                  (millions)

                                                                          March 31,          December 31,
Assets                                                                      1995                 1994
- ------                                                                      ----                 ----
Investments:
 Debt securities, available for sale:
  (amortized cost:  $10,967.1 and $10,577.8)                                $10,897.4            $10,191.4
 Equity securities, available for sale:
  Non-redeemable preferred stock (cost:  $43.3  and $43.3)                       46.3                 47.2
  Investment in affiliated mutual funds (cost:  $221.2 and $187.1)              221.3                181.9
 Short-term investments                                                          68.6                 98.0
 Mortgage loans                                                                   9.7                  9.9
 Policy loans                                                                   274.7                248.7
 Limited partnership                                                             24.5                 24.4
                                                                        --------------      ---------------
   Total investments                                                         11,542.5             10,801.5

Cash and cash equivalents                                                       660.1                623.3
Accrued investment income                                                       148.5                142.2
Premiums due and other receivables                                              153.4                 75.8
Deferred policy acquisition costs                                             1,203.7              1,172.0
Reinsurance loan to affiliate                                                   675.7                690.3
Other assets                                                                     24.1                 15.9
Separate Accounts assets                                                      7,888.9              7,420.8
                                                                        --------------      ---------------

   Total assets                                                             $22,296.9            $20,941.8
                                                                        ==============      ===============

Liabilities and Shareholder's Equity
- ------------------------------------

Liabilities:
 Future policy benefits                                                      $3,027.0             $2,920.4
 Unpaid claims and claim expenses                                                21.9                 23.8
 Policyholders' funds left with the Company                                   9,382.3              8,949.3
                                                                        --------------      ---------------
   Total insurance reserve liabilities                                       12,431.2             11,893.5
 Other liabilities                                                              525.8                302.1
 Federal income taxes:
  Current                                                                        13.8                  3.4
  Deferred                                                                      151.7                233.5
 Separate Accounts liabilities                                                7,888.9              7,420.8
                                                                        --------------      ---------------
   Total liabilities                                                         21,011.4             19,853.3
                                                                        --------------      ---------------

Shareholder's equity:
 Common stock, par value $50 (100,000 shares
 authorized; 55,000 shares issued and outstanding)                                2.8                  2.8
 Paid-in capital                                                                407.6                407.6
 Net unrealized capital losses                                                  (32.3)              (189.0)
 Retained earnings                                                              907.4                867.1
                                                                        --------------      ---------------
   Total shareholder's equity                                                 1,285.5              1,088.5
                                                                        --------------      ---------------

    Total liabilities and shareholder's equity                              $22,296.9            $20,941.8
                                                                        ==============      ===============

See Condensed Notes to Consolidated Financial Statements.

                                      (4)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

          Consolidated Statements of Changes in Shareholder's Equity
                                  (millions)


                                                      3 Months Ended March 31,
                                                    ----------------------------
                                                      1995              1994
                                                      ----              ----
Shareholder's equity, beginning of period             $1,088.5          $1,246.7

Net change in unrealized capital gains (losses)          156.7             (74.1)

Net income                                                40.3              32.2
                                                    ------------    --------------

Shareholder's equity, end of period                   $1,285.5          $1,204.8
                                                    ============    ==============




See Condensed Notes to Consolidated Financial Statements.

                                      (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                     Consolidated Statements of Cash Flows
                                  (millions)

                                                         3 Months Ended March 31,
                                                       ----------------------------
                                                            1995          1994
                                                            ----          ----

Cash Flows from Operating Activities:
    Net Income                                               $40.3       $32.2
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    (Increase) decrease in accrued investment income          (6.3)       12.6
    Decrease in premiums due and other receivables            10.9        12.5
    Increase in policy loans                                 (26.0)       (7.8)
    Increase in deferred policy acquisition costs            (31.7)      (16.7)
    Decrease in reinsurance loan to affiliate                 14.6         8.7
    Net increase in universal life account balances           44.5        28.0
    Increase (decrease) in other insurance reserve
     liabilities                                              20.5        (1.2)
    Net decrease in other liabilities and other assets       113.3        14.1
    Decrease in federal income taxes liability                16.3         0.5
    Net accretion of discount on debt securities             (15.5)      (25.1)
    Net realized capital gains                                (5.1)       (0.8)
    Other, net                                                 1.5        (0.2)
                                                         ----------  ----------
      Net cash provided by operating activities              177.3        56.8
                                                         ----------  ----------

Cash Flows from Investing Activities:
    Proceeds from sales of:
      Debt securities available for sale                     965.3       165.8
      Equity securities                                       66.7           -
    Investment maturities and collections of:
      Debt securities available for sale                     104.3       606.2
      Short-term investments                                  30.0         3.5
    Cost of investment purchases in:
      Debt securities                                     (1,427.6)   (1,077.4)
      Equity securities                                      (98.1)      (22.3)
      Short-term investments                                  (0.5)      (25.0)
                                                         ----------  ----------
        Net cash used for investing activities              (359.9)     (349.2)
                                                         ----------  ----------

Cash Flows from Financing Activities:
    Deposits and interest credited for investment
     contracts                                               497.7       501.0
    Withdrawals of investment contracts                     (278.3)     (290.0)
                                                         ----------  ----------
        Net cash provided by financing activities            219.4       211.0
                                                         ----------  ----------

Net increase (decrease) in cash and cash equivalents          36.8       (81.4)
Cash and cash equivalents, beginning of period               623.3       536.1
                                                         ----------  ----------

Cash and cash equivalents, end of period                    $660.1      $454.7
                                                         ==========  ==========

Supplemental cash flow information:
  Income taxes paid, net                                      $2.5       $15.1
                                                         ==========  ==========

See Condensed Notes to Consolidated Financial Statements.

                                      (6)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

             Condensed Notes to Consolidated Financial Statements


1. Basis of Presentation
   ---------------------

   The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiaries, Aetna Insurance Company of America, Systematized Benefits Administrators, Inc., Aetna Private Capital, Inc. and Aetna Investment Services, Inc. (collectively, the "Company"). Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna").

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1994 financial information to conform to 1995 presentation. These interim statements necessarily rely heavily on estimates including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal recurring nature.

2. Federal Income Taxes
   --------------------

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. At March 31, 1995, $14.7 million of net unrealized capital losses were reflected in shareholder's equity without deferred tax benefits. For federal income tax purposes, capital losses are deductible only against capital gains in the year of sale or during the carryback and carryforward periods (three and five years, respectively). Due to the expected full utilization of capital gains in the carryback period and the uncertainty of future capital gains, a valuation allowance of $5.2 million related to the net unrealized capital losses has been reflected in shareholder's equity at March 31, 1995. In addition, at March 31, 1995, $55.1 million of net unrealized capital losses related to experience-rated contracts are not reflected in shareholder's equity since such losses, if realized, will be charged to contractholders. However, the potential loss of tax benefits on such losses is the risk of the Company and therefore would adversely affect the Company rather than the contractholder. Accordingly, an additional valuation allowance of $20.3 million has been reflected in shareholder's equity as of March 31, 1995. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. Non-recognition of the deferred tax benefits on net unrealized losses described above had no impact on net income for the three months ended March 31, 1995, but has the potential to adversely affect future results if such losses are realized.

                                      (7)

                      Independent Auditors' Review Report
                      -----------------------------------



The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
April 27, 1995

                                      (8)

Item 2. Management's Analysis of the Results of Operations

Consolidated Results of Operations: Operating Summary
- -----------------------------------------------------

                                                                         3 Months Ended March 31,
Operating Summary (millions)                                                 1995        1994
- -------------------------------------------------------------------------------------------------
Premiums                                                                 $    32.2    $    25.4
Charges assessed against policyholders                                        74.9         68.2
Net investment income                                                        235.8        231.1
Net realized capital gains                                                     5.1          0.8
Other income                                                                  12.7          2.1
       ------------------------------------------------------------------------------------------
        Total revenue                                                        360.7        327.6
       ------------------------------------------------------------------------------------------
Current and future benefits                                                  215.1        206.4
Operating expenses                                                            75.3         60.3
Amortization of deferred policy acquisition costs                             11.2         13.1
       ------------------------------------------------------------------------------------------
        Total benefits and expenses                                          301.6        279.8
       ------------------------------------------------------------------------------------------
        Income before federal income taxes                                    59.1         47.8
Federal income taxes                                                          18.8         15.6
       ------------------------------------------------------------------------------------------
        Net income                                                       $    40.3    $    32.2
       ==========================================================================================
- -------------------------------------------------------------------------------------------------
Deposits not included in premiums above: (1)   Fully guaranteed          $   299.3    $   185.8
                                               Experience-rated              270.8        313.0
                                               Non-guaranteed                351.0        343.0
                                               --------------------------------------------------
                                               Total                     $   921.1    $   841.8
=================================================================================================
Assets under management: (2)                   Fully guaranteed          $ 2,962.9    $ 2,637.6
                                               Experience-rated            9,638.2      8,888.6
                                               Non-guaranteed              8,548.1      7,116.1
                                               --------------------------------------------------
                                               Total                    $ 21,149.2   $ 18,642.3
=================================================================================================

(1) Under FAS 97, certain deposits are not included in premiums or revenue.
(2) Under FAS 115, included above are net unrealized gains (losses) of $(69.8) million and $218.5 million at March 31, 1995 and 1994, respectively.

OVERVIEW
The Company's adjusted earnings (after-tax) follow (in millions):

                                                                         3 Months Ended  March  31,
                                                                             1995         1994
                                                                         --------------------------
Net income                                                                   $40.3        $32.2
Less:
   Net realized capital gains                                                  3.3          0.5
                                                                         --------------------------
Adjusted earnings                                                            $37.0        $31.7
                                                                         ==========================

The Company's adjusted earnings for the three months ended March 31, 1995 increased 17% when compared with the same period a year ago. The improvement in the first quarter of 1995 adjusted earnings reflected increases in charges assessed against policyholders and net investment income, primarily due to an increase in assets under management. First quarter results also reflected increases in operating expenses, primarily related to the implementation of a new contract administration system.

                                      (9)

 SEGMENT RESULTS


 Life Insurance Segment
- ----------------------

                                                                          3 Months Ended March 31,
 Operating Summary (millions)                                                 1995         1994
- ---------------------------------------------------------------------------------------------------
 Premiums                                                                   $   12.5    $   12.6
 Charges assessed against policyholders                                         40.9        37.0
 Net investment income                                                          42.1        43.7
 Net realized capital gains                                                      0.7         0.1
 Other income                                                                    1.8         1.5
                  ---------------------------------------------------------------------------------
                   Total revenue                                                98.0        94.9
                  ---------------------------------------------------------------------------------
 Current and future benefits                                                    47.5        51.1
 Operating expenses                                                             15.2        17.4
 Amortization of deferred policy acquisition costs                               9.6         6.6
                  ---------------------------------------------------------------------------------
                   Total benefits and expenses                                  72.3        75.1
                  ---------------------------------------------------------------------------------
                   Income before federal income taxes                           25.7        19.8
 Federal income taxes                                                            9.7         7.8
                  ---------------------------------------------------------------------------------
                   Net income                                               $   16.0    $   12.0
                  =================================================================================
- ---------------------------------------------------------------------------------------------------
 Deposits not included in premiums above: (1)    Fully guaranteed                -           -
                                                 Experience-rated           $   79.1    $   63.5
                                                 Non-guaranteed                  8.2         5.8
                                                 --------------------------------------------------
                                                 Total                      $   87.3    $   69.3
===================================================================================================
 Assets under management: (2)                    Fully guaranteed           $  620.5    $  636.9
                                                 Experience-rated            1,543.8     1,412.5
                                                 Non-guaranteed                 88.1        70.2
                                                 --------------------------------------------------
                                                 Total                      $2,252.4    $2,119.6
===================================================================================================

 (1) Under FAS 97, universal life and interest-sensitive whole life deposits are not included in premiums or revenue.
 (2) Under FAS No. 115, included above are net unrealized gains (losses) of $(7.8) million and $33.4 million at March 31, 1995 and 1994, respectively.


 Adjusted earnings in the Life Insurance segment (after-tax) follow (in millions):

                                                                          3 Months Ended March 31,
                                                                             1995         1994
                                                                         --------------------------
 Net income                                                                   $ 16.0       $ 12.0
 Less:
    Net realized capital gains                                                   0.4          0.1
                                                                         --------------------------
 Adjusted earnings                                                            $ 15.6       $ 11.9
                                                                         ==========================




Adjusted earnings of $15.6 million for the three months ended March 31, 1995 increased 31% when compared with $11.9 million for the same period a year ago. The improvement in adjusted earnings reflected an increase in the volume of business in force as a result of strong sales over the past year offset in part by lower net investment income.

Charges assessed against policyholders for universal life and interest-sensitive whole life insurance increased 11% for the first quarter of 1995 when compared with the first quarter of 1994 reflecting an increase in the volume of business in force.

                                      (10)

     Net investment income for the first quarter of 1995 decreased by 4% when compared with the same period a year ago reflecting the lower net investment yield on the Company's portfolio of investments, partially offset by the increase in universal life assets under management.

     Current and future benefits decreased 7% in the first quarter of 1995 when compared with the same period a year ago reflecting improved mortality experience related to universal life insurance.

     First quarter 1995 operating expenses decreased by 13% when compared with the first quarter of 1994, primarily attributable to a reduction in the allocation of corporate expense from Aetna.



     Financial Services Segment
     --------------------------

                                                                         3 Months Ended March 31,
 Operating Summary (millions)                                               1995          1994
- -----------------------------------------------------------------------------------------------------
 Premiums                                                             $      19.7     $     12.8
 Charges assessed against policyholders                                      34.0           31.2
 Net investment income                                                      193.7          187.4
 Net realized capital gains                                                   4.4            0.7
 Other income                                                                10.9            0.6
                 ------------------------------------------------------------------------------------
                  Total revenue                                             262.7          232.7
                 ------------------------------------------------------------------------------------
 Current and future benefits                                                167.6          155.3
 Operating expenses                                                          60.1           42.9
 Amortization of deferred policy acquisition costs                            1.6            6.5
                 ------------------------------------------------------------------------------------
                  Total benefits and expenses                               229.3          204.7
                 ------------------------------------------------------------------------------------
                  Income before federal income taxes                         33.4           28.0
 Federal  income taxes                                                        9.1            7.8
                 ------------------------------------------------------------------------------------
                  Net income                                          $      24.3     $     20.2
                 ====================================================================================
- -----------------------------------------------------------------------------------------------------
 Deposits not included in premiums above: (1)    Fully guaranteed     $     299.3     $    185.8
                                                 Experience-rated           191.7          249.5
                                                 Non-guaranteed             342.8          337.2
                                                 ----------------------------------------------------
                                                 Total                $     833.8     $    772.5
=====================================================================================================
 Assets under  management: (2)                   Fully  guaranteed    $   2,342.4     $  2,000.7
                                                 Experience-rated         8,094.4        7,476.1
                                                 Non-guaranteed           8,460.0        7,045.9
                                                 ----------------------------------------------------
                                                 Total                $  18,896.8     $ 16,522.7
=====================================================================================================

     (1) Under FAS 97, certain deposits are not included in premiums or revenue.
     (2) Under FAS 115, included above are net unrealized gains (losses) of $(62.0) million and $185.1 million at March 31, 1995 and 1994, respectively.

     Adjusted earnings in the Financial Services segment (after-tax) follow (in millions):

                                                                         3 Months Ended March 31,
                                                                              1995          1994
                                                                    ------------------------------
     Net income                                                              $ 24.3        $ 20.2
     Less:
       Net realized capital gains                                               2.9           0.4
                                                                    ------------------------------
     Adjusted earnings                                                       $ 21.4        $ 19.8
                                                                    ==============================

                                     (11)

Effective January 1, 1995 the Company assumed responsibility for two service organizations, a record keeping service organization and a payment and retiree administration service organization with a combined adjusted earnings of $(0.4) million. As a result, other income and operating expenses reflect variances of $10.4 million and $11.0 million, respectively, when comparing the first quarter of 1995 to the same period a year ago. The results of these organizations were previously reported by an affiliate.

Adjusted earnings of $21.4 million for the three months ended March 31, 1995 increased 8% when compared with $19.8 million for the same period a year ago. The improvement in adjusted earnings reflected an increase in charges assessed against policyholders and net investment income primarily due to an increase in assets under management offset in part by an increase in operating expenses.

Charges assessed against policyholders for annuity contracts increased 9% for the first quarter of 1995 when compared with the first quarter of 1994, reflecting the increase in assets under management.

Net investment income in the first quarter of 1995 increased 3% when compared with the first quarter of 1994, reflecting the increase in assets under management offset by a lower net investment yield on the Company's portfolio of investments.

First quarter 1995 operating expenses, excluding the impact of moving the two service organizations into the Company as discussed above, increased by 14% when compared to first quarter 1994. The increase reflected expenses associated with the implementation of a new contract administration system partially offset by a reduction in the allocation of corporate expense from Aetna.


General Account Investments
- ---------------------------

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive after-tax rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experience-rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

                                      (12)


                                                   March 31,    December 31,
 (Millions)                                          1995          1994
- ------------------------------------------------------------------------------
 Debt securities                                  $10,897.4       $10,191.4
 Equity securities
   Non-redeemable preferred stock                      46.3            47.2
   Investment in affiliated mutual funds              221.3           181.9
 Short-term investments                                68.6            98.0
 Mortgage loans                                         9.7             9.9
 Policy loans                                         274.7           248.7
 Limited partnership                                   24.5            24.4
                                             ---------------------------------
    Total Investments                              11,542.5        10,801.5
 Cash and cash equivalents                            660.1           623.3
                                             ---------------------------------
   Total Investments and Cash and Cash
    Equivalents                                   $12,202.6       $11,424.8
==============================================================================

 At March 31, 1995 and December 31, 1994, the Company's carrying value of investments in debt securities were $10.9 billion and $10.2 billion, respectively, or 94% of total general account invested assets. At March 31, 1995 and December 31, 1994, $8.5 billion and $8.0 billion, respectively, or 78% of total debt securities supported experience-rated products.

 It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be comparable to that used by rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 1995 and AA at December 31, 1994.


 Debt Security Quality Ratings          Debt Securities Investments by Market Sector
 at March 31, 1995                      at March 31, 1995
- ----------------------------------     -------------------------------------------------------
AAA                         53.0%       U.S. Corporate Securities                      37.4%
AA                           9.6        Residential Mortgage-Backed Securities         31.6
A                           23.6        Foreign Securities - U.S. Dollar Denominated   10.7
BBB                         10.3        U.S. Treasuries/Agencies                        9.3
BB                           2.6        Other Loan-Backed Securities                    6.4
B                            0.9        Commercial/Multifamily Mortgage-
                       -----------         Backed Securities                            4.2
                           100.0%       Other                                           0.4
                       ===========                                                ------------
                                                                                       100.0%
                                                                                  ============

                                      (13)

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

                                      (14)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                          (Registrant)


  May 5, 1995                      By /s/ Eugene M. Trovato
- ----------------                     ------------------------
    (Date)                           Eugene M. Trovato
                                     Vice President, Controller
                                     (Principal Accounting Officer)

                                      (15)