Form 10-Q
period 1995-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1995-08-14
CIK 837010

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1995  Commission file number   33-23376
                               -------------                           --------


                   Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Connecticut                                      71-0294708
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

 151 Farmington Avenue, Hartford, Connecticut                 06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (ZIP Code)


Registrant's telephone number, including area code  (203) 273-0978
                                                   ------------------

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X          No_____
                                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
Title of Class                                        at July 31, 1995
--------------                                        ----------------

Common Stock,
par value $50                                              55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

         Quarterly Report For Period Ended June 30, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Consolidated Statements of Income..............................         3
       Consolidated Balance Sheets....................................         4
       Consolidated Statements of Changes in Shareholder's Equity.....         5
       Consolidated Statements of Cash Flows..........................         6
       Condensed Notes to Consolidated Financial Statements...........         7
       Independent Auditors' Review Report............................         8

Item 2.   Management's Analysis of the Results of Operations..........         9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        14

Item 6.   Exhibits and Reports on Form 8-K............................        14

Signatures............................................................        15

                                      (2)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Life and Casualty Company)

                       Consolidated Statements of Income
                                  (millions)

                                                  3 Months Ended June 30,         6 Months Ended June 30,
                                                  -----------------------         -----------------------
                                                     1995         1994               1995         1994
                                                     ----         ----               ----         ----

Revenue:
  Premiums                                           $ 38.5     $ 27.1              $ 70.7      $ 52.5
  Charges assessed against policyholders               76.0       68.2               150.9       136.4
  Net investment income                               246.1      229.7               481.9       460.8
  Net realized capital gains                            5.9        1.1                11.0         1.9
  Other income                                          9.8         .8                22.5         2.9
                                                     ------     ------              ------      ------
      Total revenue                                   376.3      326.9               737.0       654.5

Benefits and expenses:
  Current and future benefits                         231.8      208.1               446.9       414.5
  Operating expenses                                   73.3       51.9               148.6       112.2
  Amortization of deferred policy acquisition costs     9.2        6.7                20.4        19.8
                                                     ------     ------              ------      ------
      Total benefits and expenses                     314.3      266.7               615.9       546.5

Income before federal income taxes                     62.0       60.2               121.1       108.0

Federal income taxes                                   20.4       19.8                39.2        35.4
                                                     ------     ------              ------      ------

Net income                                           $ 41.6     $ 40.4              $ 81.9      $ 72.6
                                                     ======     ======              ======      ======

See Condensed Notes to Consolidated Financial Statements.

                                      (3)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                          Consolidated Balance Sheets
                                  (millions)

                                                                                 June 30,          December 31,
Assets                                                                             1995                1994
------                                                                             ----                ----

Investments:
  Debt securities, available for sale:
    (amortized cost:  $11,388.2 and $10,577.8)                                    $11,852.2            $10,191.4
  Equity securities, available for sale:
    Non-redeemable preferred stock (cost:  $58.6 and $43.3)                            65.5                 47.2
    Investment in affiliated mutual funds (cost: $210.9 and $187.1)                   227.5                181.9
    Common stock (cost:  $2.0 at June 30, 1995)                                         2.0                   --
  Short-term investments                                                               21.0                 98.0
  Mortgage loans                                                                        5.6                  9.9
  Policy loans                                                                        284.4                248.7
  Limited partnership                                                                  21.7                 24.4
                                                                              --------------       --------------
       Total investments                                                           12,479.9             10,801.5

Cash and cash equivalents                                                             487.4                623.3
Accrued investment income                                                             149.6                142.2
Premiums due and other receivables                                                    113.8                 75.8
Deferred policy acquisition costs                                                   1,241.5              1,172.0
Reinsurance loan to affiliate                                                         668.2                690.3
Other assets                                                                           24.3                 15.9
Separate Accounts assets                                                            8,841.5              7,420.8
                                                                              --------------       --------------

       Total assets                                                               $24,006.2            $20,941.8
                                                                              ==============       ==============

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Future policy benefits                                                           $3,186.8             $2,920.4
  Unpaid claims and claim expenses                                                     19.7                 23.8
  Policyholders' funds left with the Company                                        9,921.6              8,949.3
                                                                              --------------       --------------
       Total insurance reserve liabilities                                         13,128.1             11,893.5
  Other liabilities                                                                   389.9                302.1
  Federal income taxes:
    Current                                                                            17.0                  3.4
    Deferred                                                                          167.9                233.5
  Separate Accounts liabilities                                                     8,841.5              7,420.8
                                                                              --------------       --------------
       Total liabilities                                                           22,544.4             19,853.3
                                                                              --------------       --------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                    2.8                  2.8
  Paid-in capital                                                                     407.6                407.6
  Net unrealized capital gains (losses)                                               102.4               (189.0)
  Retained earnings                                                                   949.0                867.1
                                                                              --------------       --------------
       Total shareholder's equity                                                   1,461.8              1,088.5
                                                                              --------------       --------------

         Total liabilities and shareholder's equity                               $24,006.2            $20,941.8
                                                                              ==============       ==============

See Condensed Notes to Consolidated Financial Statements.

                                      (4)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

          Consolidated Statements of Changes in Shareholder's Equity
                                  (millions)

                                                            6 Months Ended June 30,
                                                       -------------------------------
                                                            1995              1994
                                                            ----              ----
Shareholder's equity, beginning of period                   $1,088.5          $1,246.7

Net change in unrealized capital gains (losses)                291.4            (129.4)

Net income                                                      81.9              72.6
                                                       --------------    --------------

Shareholder's equity, end of period                         $1,461.8          $1,189.9
                                                       ==============    ==============





See Condensed Notes to Consolidated Financial Statements.

                                      (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                     Consolidated Statements of Cash Flows
                                  (millions)

                                                                                      6 Months Ended June 30,
                                                                                   -----------------------------
                                                                                      1995             1994
                                                                                      ----             ----
Cash Flows from Operating Activities:
         Net income                                                                    $81.9             $72.6
         Adjustments to reconcile net income to net cash
           provided by operating activities:
         Increase in accrued investment income                                          (7.4)            (13.6)
         Decrease (increase) in premiums due and other receivables                       3.3              (3.2)
         Increase in policy loans                                                      (35.7)            (20.7)
         Increase in deferred policy acquisition costs                                 (69.5)            (31.3)
         Decrease in reinsurance loan to affiliate                                      22.1              14.7
         Net increase in universal life account balances                               111.4              70.9
         Increase in other insurance reserve liabilities                                15.3              15.7
         Net decrease in other liabilities and other assets                             39.7              13.0
         Decrease (increase) in federal income taxes liability                           1.0             (21.4)
         Net accretion of discount on debt securities                                  (32.1)            (46.6)
         Net realized capital gains                                                    (11.0)             (1.9)
                                                                               --------------      -------------
               Net cash provided by operating activities                               119.0              48.2
                                                                               --------------      -------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                       2,342.2           1,493.2
            Equity securities                                                           77.8              86.5
         Investment maturities and collections of:
            Debt securities available for sale                                         259.5             945.6
            Short-term investments                                                      86.6               3.5
         Cost of investment purchases in:
            Debt securities                                                         (3,339.7)         (2,800.3)
            Equity securities                                                         (118.2)           (152.5)
            Short-term investments                                                      (9.5)            (62.1)
                                                                               --------------      -------------
               Net cash used for investing activities                                 (701.3)           (486.1)
                                                                               --------------      -------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                       977.4             917.9
         Withdrawals of investment contracts                                          (531.0)           (534.3)
                                                                               --------------      -------------
               Net cash provided by financing activities                               446.4             383.6
                                                                               --------------      -------------

Net decrease in cash and cash equivalents                                             (135.9)            (54.3)
Cash and cash equivalents, beginning of period                                         623.3             536.1
                                                                               --------------      -------------

Cash and cash equivalents, end of period                                              $487.4            $481.8
                                                                               ==============      =============

Supplemental cash flow information:
    Income taxes paid, net                                                             $38.1             $56.8
                                                                               ==============      =============

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

  2.  Federal Income Taxes
      --------------------

      Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. During the six months ended June 30, 1995, the Company moved from a net unrealized capital loss position at December 31, 1994 of $189.0 million to a net unrealized capital gain position of $102.4 million at June 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and six months ended June 30, 1995.

                                      (7)

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 27, 1995

                                      (8)

 Item 2.  Management's Analysis of the Results of Operations

 Consolidated Results of Operations: Operating Summary
 -----------------------------------------------------

                                                   3 Months Ended                6 Months Ended
                                                      June 30,                      June 30,
 Operating Summary (millions)                   1995          1994            1995          1994
------------------------------------------------------------------------------------------------------
 Premiums                                   $    38.5      $    27.1      $    70.7      $    52.5
 Charges assessed against policyholders          76.0           68.2          150.9          136.4
 Net investment income                          246.1          229.7          481.9          460.8
 Net realized capital gains                       5.9            1.1           11.0            1.9
 Other income                                     9.8             .8           22.5            2.9
     -------------------------------------------------------------------------------------------------
      Total revenue                             376.3          326.9          737.0          654.5
     -------------------------------------------------------------------------------------------------
 Current and future benefits                    231.8          208.1          446.9          414.5
 Operating expenses                              73.3           51.9          148.6          112.2
 Amortization of deferred policy
  acquisition costs                               9.2            6.7           20.4           19.8
     -------------------------------------------------------------------------------------------------
      Total benefits and expenses               314.3          266.7          615.9          546.5
     -------------------------------------------------------------------------------------------------
      Income before federal income taxes         62.0           60.2          121.1          108.0
 Federal income taxes                            20.4           19.8           39.2           35.4
     -------------------------------------------------------------------------------------------------
      Net income                            $    41.6      $    40.4      $    81.9      $    72.6
======================================================================================================
------------------------------------------------------------------------------------------------------
 Deposits not included in premiums
  above: (1)
    Fully guaranteed                        $   273.9      $   167.1      $   573.2      $   352.9
    Experience-rated                            288.3          303.0          559.1          616.0
    Non-guaranteed                              366.9          358.2          717.9          701.2
                                         -------------------------------------------------------------
    Total                                   $   929.1      $   828.3      $ 1,850.2      $ 1,670.1
======================================================================================================
 Assets under management: (2)
    Fully guaranteed                                                      $ 3,209.8      $ 2,553.1
    Experience-rated                                                       10,215.5        8,947.6
    Non-guaranteed                                                          9,515.6        7,295.1
                                                                       -------------------------------
    Total                                                                 $22,940.9      $18,795.8
======================================================================================================

 (1) Under FAS 97, certain deposits are not included in premiums or revenue.
 (2) Under FAS 115, included above are net unrealized capital gains of $ 463.9 million and net unrealized capital losses of $ 118.9 million at June 30, 1995 and 1994, respectively.

 OVERVIEW
 The Company's adjusted earnings (after-tax) follow (in millions):

                                                    3 Months Ended              6 Months Ended
                                                       June 30,                    June 30,
                                                1995           1994           1995           1994
                                          -------------------------------------------------------------
 Net income                                  $    41.6      $    40.4      $    81.9      $    72.6
  Less:
      Net realized capital gains                   3.8             .8            7.1            1.3
                                          -------------------------------------------------------------
 Adjusted earnings                           $    37.8      $    39.6      $    74.8      $    71.3
                                          =============================================================

 The Company's adjusted earnings for the six months ended June 30, 1995 increased 5% when compared with the same period a year ago while second quarter of 1995 adjusted earnings reflected a 5% decrease when compared to the second quarter of 1994.

 Second quarter and year-to-date results in 1995 reflected an increase in charges assessed against policyholders and net investment income, primarily due to an increase in assets under management. Results in 1995 also reflected increases in operating expenses, primarily related to continued business growth and the implementation of a new contract administration system.

                                      (9)

 SEGMENT RESULTS

 Life Insurance Segment
 ----------------------

                                                   3 Months Ended               6 Months Ended
                                                      June 30,                     June 30,
 Operating Summary (millions)                   1995          1994           1995          1994
------------------------------------------------------------------------------------------------------
 Premiums                                   $    12.7      $    12.2      $   25.2       $   24.8
 Charges assessed against policyholders          40.5           37.5          81.4           74.5
 Net investment income                           43.3           43.0          85.4           86.7
 Net realized capital gains (losses)             (1.1)            .2           (.4)            .3
 Other income                                     1.2            1.0           3.0            2.5
     -------------------------------------------------------------------------------------------------
      Total revenue                              96.6           93.9         194.6          188.8
     -------------------------------------------------------------------------------------------------
 Current and future benefits                     46.8           52.3          94.3          103.4
 Operating expenses                              15.9           13.4          31.1           30.8
 Amortization of deferred policy
  acquisition costs                               8.3            1.2          17.9            7.8
     -------------------------------------------------------------------------------------------------
      Total benefits and expenses                71.0           66.9         143.3          142.0
     -------------------------------------------------------------------------------------------------
      Income before federal income taxes         25.6           27.0          51.3           46.8
 Federal income taxes                            10.2            9.5          19.9           17.3
     -------------------------------------------------------------------------------------------------
      Net income                            $    15.4      $    17.5      $   31.4       $   29.5
======================================================================================================
------------------------------------------------------------------------------------------------------
 Deposits not included in premiums
  above: (1)
   Experience-rated                         $    85.9      $    67.4      $  165.0       $  130.9
   Non-guaranteed                                11.7            6.8          19.9           12.6
                                        --------------------------------------------------------------
   Total                                    $    97.6      $    74.2      $  184.9       $  143.5
======================================================================================================
 Assets under management: (2)
   Fully guaranteed                                                       $  618.1       $  632.7
   Experience-rated                                                        1,665.0        1,410.1
   Non-guaranteed                                                            103.4           72.8
                                                                        ------------------------------
   Total                                                                  $2,386.5       $2,115.6
======================================================================================================

 (1) Under FAS 97, certain deposits are not included in premiums or revenue.
 (2) Under FAS 115, included above are net unrealized capital gains of $ 65.0 million and net unrealized capital losses $ 5.6 million at June 30, 1995 and 1994, respectively.

 Adjusted earnings in the Life Insurance segment (after-tax) follow (in millions):

                                                   3 Months Ended               6 Months Ended
                                                      June 30,                     June 30,
                                               1995           1994           1995           1994
                                        --------------------------------------------------------------
 Net income                                 $    15.4      $    17.5      $    31.4      $    29.5
  Less:
      Net realized capital gains                  (.7)            .1            (.3)            .2
      (losses)
                                        --------------------------------------------------------------
 Adjusted earnings                          $    16.1      $    17.4      $    31.7      $    29.3
                                        ==============================================================

 Adjusted earnings for the six months ended June 30, 1995 increased 8% when compared with the same period a year ago while second quarter of 1995 adjusted earnings reflected a 7% decrease when compared to the second quarter of 1994. Second quarter and year-to-date results in 1995 reflected an increase in the volume of business in force as a result of strong sales over the past year.

 Charges assessed against policyholders for universal life and interest-sensitive whole life insurance increased 8% and 9% for the three and six months ended June 30, 1995 when compared with the same periods a year ago reflecting an increase in the volume of business in force.

                                      (10)

 Net investment income for the three and six months ended June 30, 1995 decreased by 1% when compared with the same periods a year ago reflecting the lower net investment yield on the Company's portfolio of investments, partially offset by the increase in universal life assets under management.

 Current and future benefits decreased 10% and 9% in the three and six months ended June 30, 1995 when compared with the same periods a year ago reflecting improved mortality experience related to universal life insurance.

 Operating expenses for the six months ended June 30, 1995 remained level when compared with the same period a year ago. Second quarter 1995 expenses increased by 19% when compared with second quarter of 1994 primarily attributable to continued business growth.



 Financial Services Segment
 --------------------------

                                                   3 Months Ended                 6 Months Ended
                                                      June 30,                       June 30,
 Operating Summary (millions)                   1995          1994            1995          1994
------------------------------------------------------------------------------------------------------
 Premiums                                   $    25.8      $    14.9      $    45.5      $    27.7
 Charges assessed against policyholders          35.5           30.7           69.5           61.9
 Net investment income                          202.8          186.7          396.5          374.1
 Net realized capital gains                       7.0             .9           11.4            1.6
 Other income                                     8.6            (.2)          19.5             .4
     -------------------------------------------------------------------------------------------------
      Total revenue                             279.7          233.0          542.4          465.7
     -------------------------------------------------------------------------------------------------
 Current and future benefits                    185.0          155.8          352.6          311.1
 Operating expenses                              57.4           38.5          117.5           81.4
 Amortization of deferred policy
  acquisition costs                                .9            5.5            2.5           12.0
     -------------------------------------------------------------------------------------------------
      Total benefits and expenses               243.3          199.8          472.6          404.5
     -------------------------------------------------------------------------------------------------
      Income before federal income taxes         36.4           33.2           69.8           61.2
 Federal income taxes                            10.2           10.3           19.3           18.1
     -------------------------------------------------------------------------------------------------
      Net income                            $    26.2      $    22.9      $    50.5      $    43.1
======================================================================================================
------------------------------------------------------------------------------------------------------
 Deposits not included in premiums
  above: (1)
   Fully guaranteed                         $    273.9     $   167.1      $   573.2      $   352.9
   Experience-rated                              202.4         235.6          394.1          485.1
   Non-guaranteed                                355.2         351.4          698.0          688.6
                                        --------------------------------------------------------------
   Total                                    $    831.5     $   754.1      $ 1,665.3      $ 1,526.6
======================================================================================================
 Assets under management: (2)
   Fully guaranteed                                                       $ 2,591.7      $ 1,920.4
   Experience-rated                                                         8,550.5        7,537.5
   Non-guaranteed                                                           9,412.2        7,222.3
                                                                       -------------------------------
   Total                                                                  $20,554.4      $16,680.2
======================================================================================================

 (1) Under FAS 97, certain deposits are not included in premiums or revenue.
 (2) Under FAS 115, included above are net unrealized capital gains of $ 398.9 million and net unrealized capital losses of $ 113.3 million at June 30, 1995 and 1994, respectively.

 Adjusted earnings in the Financial Services segment (after-tax) follow (in millions):

                                                   3 Months Ended                6 Months Ended
                                                      June 30,                      June 30,
                                               1995           1994           1995           1994
                                         -------------------------------------------------------------
 Net income                                 $    26.2      $    22.9      $    50.5      $    43.1
  Less:
      Net realized capital gains                  4.5             .7            7.4            1.1
                                         -------------------------------------------------------------
 Adjusted earnings                          $    21.7      $    22.2      $    43.1      $    42.0
                                         =============================================================

                                      (11)

Effective January 1, 1995 the Company assumed responsibility for two service organizations, a record keeping service organization and a payment and retiree administration service organization, with year-to-date combined adjusted earnings of $(.1) million. As a result, other income and operating expenses reflect variances of $9.4 million and $8.8 million for the three months ended June 30, 1995, and $19.8 million and $19.8 million for the six months ended June 30, 1995 when comparing to the same periods a year ago. The results of these organizations were previously reported by an affiliate.

Adjusted earnings for the six months ended June 30, 1995 increased 3% when compared with the same period a year ago while the second quarter of 1995 adjusted earnings reflected a 2% decrease when compared to the second quarter of 1994. Second quarter and year-to-date results in 1995 reflected an increase in charges assessed against policyholders and net investment income, primarily due to an increase in assets under management. Results in 1995 for the three and six months ended also reflected increases in operating expenses.

Charges assessed against policyholders for annuity contracts increased 16% and 12% for the three and six months ended June 30, 1995 when compared with the same periods a year ago, reflecting the increase in assets under management.

Net investment income increased 9% and 6% for the three and six months ended June 30, 1995 when compared with the same periods a year ago, reflecting the increase in assets under management offset by a lower net investment yield on the Company's portfolio of investments.

Operating expenses for the three and six months ended June 30, 1995, excluding the impact of moving the two service organizations into the Company as discussed above, increased by 26% and 20% when compared to the same periods a year ago. The increase reflected expenses associated with continued business growth and the implementation of a new contract administration system.


General Account Investments
---------------------------

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

                                      (12)

 The Company's invested assets were comprised of the following, net of impairment reserves:

                                                       June 30,      December 31,
 (Millions)                                              1995           1994
---------------------------------------------------------------------------------
 Debt securities                                        $11,852.2      $10,191.4
 Equity securities
   Non-redeemable preferred stock                            65.5           47.2
   Investment in affiliated mutual funds                    227.5          181.9
   Common stock                                               2.0              -
 Short-term investments                                      21.0           98.0
 Mortgage loans                                               5.6            9.9
 Policy loans                                               284.4          248.7
 Limited partnership                                         21.7           24.4
                                                   ------------------------------
   Total Investments                                     12,479.9       10,801.5
 Cash and cash equivalents                                  487.4          623.3
                                                   ------------------------------
   Total Investments and Cash and Cash Equivalents      $12,967.3      $11,424.8
================================================================================

 At June 30, 1995 and December 31, 1994, the Company's carrying value of investments in debt securities were $11.8 billion and $10.2 billion, 95% and 94%, respectively, of total general account invested assets. At June 30, 1995 and December 31, 1994, $9.2 billion and $8.0 billion, respectively, or 78% of total debt securities supported experience-rated products.

 It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at June 30, 1995 and AA at December 31, 1994.

 Debt Security Quality Ratings               Debt Securities Investments by Market Sector
 at June 30, 1995                            at June 30, 1995
----------------------------------          ----------------------------------------------------------

 AAA                        48.6%            U.S. Corporate Securities                         43.2%
 AA                         10.9             Residential Mortgage-Backed Securities            30.2
 A                          25.3             Foreign Securities - U.S. Dollar Denominated       7.2
 BBB                        11.3             U.S. Treasuries/Agencies                           5.3
 BB                          2.9             Other Loan-Backed Securities                       6.7
 B                           1.0             Commercial/Multifamily Mortgage-
                        ----------
                           100.0%              Backed Securities                                4.0
                        ==========
                                             Other                                              3.4
                                                                                           ----------
                                                                                              100.0%
                                                                                           ==========

                                      (13)

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (27) Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                      (14)