Form 10-Q
period 1995-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1995-11-13
CIK 837010

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


     For the quarterly period                        Commission file
     ended September 30, 1995                        number 33-23376
     ------------------------                        ---------------

                   Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Connecticut                                        71-0294708
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  151 Farmington Avenue, Hartford, Connecticut              06156
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0978
                                                   ---------------------

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

                        Yes     X      No
                               ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
Title of Class                                              at October 31, 1995
--------------                                              -------------------
Common Stock,
 par value $50                                                     55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

       Quarterly Report For Period Ended September 30, 1995 on Form 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Statements of Income..............................      3
       Consolidated Balance Sheets....................................      4
       Consolidated Statements of Changes in Shareholder's Equity.....      5
       Consolidated Statements of Cash Flows..........................      6
       Condensed Notes to Consolidated Financial Statements...........      7
       Independent Auditors' Review Report............................      8

Item 2.  Management's Analysis of the Results of Operations...........      9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................     14

Item 6. Exhibits and Reports on Form 8-K..............................     14

Signatures............................................................     15


                                      (2)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                       Consolidated Statements of Income
                                  (millions)

                                                       3 Months Ended September 30,     9 Months Ended September 30,
                                                       ----------------------------     ----------------------------
                                                          1995             1994            1995             1994
                                                          ----             ----            ----             ----
Revenue:
  Premiums                                                $24.1            $26.7           $94.8            $79.2
  Charges assessed against policyholders                   80.2             70.6           231.1            207.0
  Net investment income                                   250.1            224.1           732.0            684.9
  Net realized capital gains                                8.3              3.4            19.3              5.3
  Other income                                              7.5              1.0            30.0              3.9
                                                       --------         --------        --------         --------
        Total revenue                                     370.2            325.8         1,107.2            980.3

Benefits and expenses:
  Current and future benefits                             230.2            206.6           677.1            621.1
  Operating expenses                                       74.3             54.5           222.9            166.7
  Amortization of deferred policy acquisition costs         6.9             11.9            27.3             31.7
                                                       --------         --------        --------         --------
       Total benefits and expenses                        311.4            273.0           927.3            819.5

Income before federal income taxes                         58.8             52.8           179.9            160.8
Federal income taxes                                       19.6             16.0            58.8             51.4
                                                       --------         --------        --------         --------
Net income                                                $39.2            $36.8          $121.1           $109.4
                                                       ========         ========        ========         ========

See Condensed Notes to Consolidated Financial Statements.



                                      (3)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                          Consolidated Balance Sheets
                                  (millions)

                                                                  September 30,    December 31,
Assets                                                                1995             1994
------                                                                ----             ----
Investments:
  Debt securities, available for sale:
    (amortized cost:  $11,540.8 and $10,577.8)                       $11,999.5        $10,191.4
  Equity securities, available for sale:
    Non-redeemable preferred stock (cost:  $54.8 and $43.3)               61.5             47.2
    Investment in affiliated mutual funds (cost:  $213.9 and $187.1)     241.7            181.9
    Common stock (cost:  $5.7 at September 30, 1995)                       7.6              --
  Short-term investments                                                  16.6             98.0
  Mortgage loans                                                           5.6              9.9
  Policy loans                                                           305.7            248.7
  Limited partnership                                                     24.6             24.4
                                                                   -----------      -----------
       Total investments                                              12,662.8         10,801.5

Cash and cash equivalents                                                506.4            623.3
Accrued investment income                                                171.8            142.2
Premiums due and other receivables                                        54.5             75.8
Deferred policy acquisition costs                                      1,283.1          1,172.0
Reinsurance loan to affiliate                                            659.4            690.3
Other assets                                                              21.2             15.9
Separate Accounts assets                                               9,931.9          7,420.8
                                                                   -----------      -----------
       Total assets                                                  $25,291.1        $20,941.8
                                                                   ===========      ===========
Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
-----------
  Future policy benefits                                              $3,247.2         $2,920.4
  Unpaid claims and claim expenses                                        22.9             23.8
  Policyholders' funds left with the Company                          10,132.7          8,949.3
                                                                   -----------      -----------
       Total insurance reserve liabilities                            13,402.8         11,893.5
  Other liabilities                                                      261.4            302.1
  Federal income taxes:
    Current                                                               17.6              3.4
    Deferred                                                             167.6            233.5
  Separate Accounts liabilities                                        9,931.9          7,420.8
                                                                   -----------      -----------
       Total liabilities                                              23,781.3         19,853.3
                                                                   -----------      -----------
Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                       2.8              2.8
  Paid-in capital                                                        407.6            407.6
  Net unrealized capital gains (losses)                                  111.2           (189.0)
  Retained earnings                                                      988.2            867.1
                                                                   -----------      -----------
       Total shareholder's equity                                      1,509.8          1,088.5
                                                                   -----------      -----------
         Total liabilities and shareholder's equity                  $25,291.1        $20,941.8
                                                                   ===========      ===========

See Condensed Notes to Consolidated Financial Statements.

                                      (4)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

          Consolidated Statements of Changes in Shareholder's Equity
                                  (millions)

                                                            9 Months Ended September 30,
                                                           ------------------------------
                                                                1995             1994
                                                                ----             ----
Shareholder's equity, beginning of period                    $1,088.5          $1,246.7
Net change in unrealized capital gains (losses)                 300.2            (224.1)
Net income                                                      121.1             109.4
                                                           ----------        ----------
Shareholder's equity, end of period                          $1,509.8          $1,132.0
                                                           ==========        ==========


See Condensed Notes to Consolidated Financial Statements.

                                      (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Life and Casualty Company)

                     Consolidated Statements of Cash Flows
                                  (millions)

                                                                   9 Months Ended September 30,
                                                                  ------------------------------
                                                                       1995            1994
                                                                       ----            ----
Cash Flows from Operating Activities:
      Net income                                                      $121.1          $109.4
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Increase in accrued investment income                            (29.6)           (9.8)
      Decrease in premiums due and other receivables                    28.1            12.4
      Increase in policy loans                                         (57.0)          (31.3)
      Increase in deferred policy acquisition costs                   (111.1)          (52.7)
      Decrease in reinsurance loan to affiliate                         30.9            21.0
      Net increase in universal life account balances                  164.0           110.2
      Increase in other insurance reserve liabilities                   10.6            14.1
      Net (increase) decrease in other liabilities and other assets    (17.2)           23.3
      Increase in federal income taxes                                  (3.6)          (17.7)
      Net accretion of discount on debt securities                     (48.9)          (62.0)
      Net realized capital gains                                       (19.3)           (5.3)
                                                                      ------           -----
            Net cash provided by operating activities                   68.0           111.6
                                                                      ------           -----

Cash Flows from Investing Activities:
      Proceeds from sales of:
          Debt securities available for sale                         3,276.2         2,976.0
          Equity securities                                            130.5            87.4
      Investment maturities and collections of:
         Debt securities available for sale                            420.7         1,134.0
         Short-term investments                                         95.6            16.2
      Cost of investment purchases in:
         Debt securities available for sale                         (4,581.6)       (4,460.5)
         Equity securities                                            (170.2)         (159.2)
         Short-term investments                                        (14.2)          (87.5)
         Limited partnership                                             --            (25.0)
                                                                      ------           -----
            Net cash used for investing activities                    (843.0)         (518.6)
                                                                      ------           -----

Cash Flows from Financing Activities:
      Deposits and interest credited for investment contracts        1,461.9         1,328.6
      Withdrawals of investment contracts                             (803.8)         (705.3)
                                                                      ------           -----
            Net cash provided by financing activities                  658.1           623.3
                                                                      ------           -----

Net (decrease) increase in cash and cash equivalents                  (116.9)          216.3
Cash and cash equivalents, beginning of period                         623.3           536.1
                                                                      ------           -----

Cash and cash equivalents, end of period                              $506.4          $752.4
                                                                      ------           -----

Supplemental cash flow information:
  Income taxes paid, net                                               $62.4           $69.1
                                                                      ------           -----

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

2.      Federal Income Taxes
        --------------------

        Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. During the nine months ended September 30, 1995, the Company moved from a net unrealized capital loss position of $189.0 million at December 31, 1994, to a net unrealized capital gain position of $111.2 million at September 30, 1995, primarily due to decreases in interest rates. As a result, all valuation allowances previously established related to deferred tax assets on these capital losses were reversed, which had no impact on net income for the three and nine months ended September 30, 1995.

                                      (7)

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 26, 1995


                                      (8)

Item 2. Management's Analysis of the Results of Operations

Consolidated Results of Operations: Operating Summary
-----------------------------------------------------

                                                       3 Months Ended                    9 Months Ended
                                                        September 30,                     September 30,
Operating Summary (millions)                          1995         1994                 1995         1994
-----------------------------------------------------------------------------------------------------------
Premiums                                         $     24.1   $     26.7           $     94.8   $     79.2
Charges assessed against policyholders                 80.2         70.6                231.1        207.0
Net investment income                                 250.1        224.1                732.0        684.9
Net realized capital gains                              8.3          3.4                 19.3          5.3
Other income                                            7.5          1.0                 30.0          3.9
-----------------------------------------------------------------------------------------------------------
       Total revenue                                  370.2        325.8              1,107.2        980.3
-----------------------------------------------------------------------------------------------------------
Current and future benefits                           230.2        206.6                677.1        621.1
Operating expenses                                     74.3         54.5                222.9        166.7
Amortization of deferred policy acquisition costs       6.9         11.9                 27.3         31.7
-----------------------------------------------------------------------------------------------------------
       Total benefits and expenses                    311.4        273.0                927.3        819.5
-----------------------------------------------------------------------------------------------------------
       Income before federal income taxes              58.8         52.8                179.9        160.8
Federal income taxes                                   19.6         16.0                 58.8         51.4
-----------------------------------------------------------------------------------------------------------
       Net income                                $     39.2   $     36.8           $    121.1   $    109.4
===========================================================================================================
-----------------------------------------------------------------------------------------------------------
Deposits not included in premiums above: (1)
     Fully guaranteed                            $    232.5   $    178.9           $    805.7   $    531.8
     Experience-rated                                 262.6        278.0                821.7        894.0
     Non-guaranteed                                   471.8        320.5              1,189.7      1,021.7
                                                  ---------------------------------------------------------
     Total                                       $    966.9   $    777.4           $  2,817.1   $  2,447.5
===========================================================================================================
Assets under management: (2)
     Fully guaranteed                                                              $  3,269.8   $  2,559.8
     Experience-rated                                                                10,393.7      9,103.1
     Non-guaranteed                                                                  10,608.5      7,646.2
                                                                                     ----------------------
     Total                                                                         $ 24,272.0   $ 19,309.1
===========================================================================================================

(1) Under FAS 97, certain deposits are not included in premiums or revenue.
(2) Under FAS 115, included above are net unrealized capital gains of $458.7 million and net unrealized capital losses of $232.1 million at September 30, 1995 and 1994, respectively.

Overview
The Company's adjusted earnings (after-tax) follow (in millions):

                                             3 Months Ended              9 Months Ended
                                              September 30,               September 30,
                                          1995             1994       1995             1994
                                      ---------------------------------------------------------
Net income                             $    39.2        $    36.8  $    121.1       $    109.4
 Less:
     Net realized capital gains              5.4              2.2        12.5              3.5
                                      ---------------------------------------------------------
Adjusted earnings                      $    33.8        $    34.6  $    108.6       $    105.9
                                      =========================================================

The Company's adjusted earnings for the nine months ended September 30, 1995 increased 3% when compared with the same period a year ago, while third quarter of 1995 adjusted earnings reflected a 2% decrease when compared to the third quarter of 1994.

Third quarter and year-to-date results in 1995 reflected an increase in charges assessed against policyholders and net investment income related to the growth in assets under management offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth. Operating expenses for the nine months ended September 30, 1995 also include increased costs associated with the implementation of a new contract administration system.

                                      (9)

Segment Results

Life Insurance Segment
----------------------

                                                        3 Months Ended                   9 Months Ended
                                                         September 30,                    September 30,
Operating Summary (millions)                          1995           1994              1995           1994
--------------------------------------------------------------------------------------------------------------
Premiums                                           $     8.3     $     12.5        $     33.5     $     37.3
Charges assessed against policyholders                  41.5           38.8             122.9          113.3
Net investment income                                   44.3           41.7             129.7          128.4
Net realized capital gains                               1.5             .2               1.1             .5
Other income                                             1.3            1.0               4.3            3.5
      --------------------------------------------------------------------------------------------------------
       Total revenue                                    96.9           94.2             291.5          283.0
      --------------------------------------------------------------------------------------------------------
Current and future benefits                             54.8           52.5             149.1          155.9
Operating expenses                                      13.4           14.4              44.5           45.2
Amortization of deferred policy acquisition costs        5.1            5.8              23.0           13.6
      --------------------------------------------------------------------------------------------------------
       Total benefits and expenses                      73.3           72.7             216.6          214.7
      --------------------------------------------------------------------------------------------------------
       Income before federal income taxes               23.6           21.5              74.9           68.3
Federal income taxes                                     9.2            8.0              29.1           25.3
      --------------------------------------------------------------------------------------------------------
       Net income                                  $    14.4     $     13.5        $     45.8     $     43.0
==============================================================================================================
--------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above: (1)
     Experience-rated                              $    70.4     $     68.7        $    235.4     $    199.6
     Non-guaranteed                                      9.6            6.4              29.5           19.0
                                              ----------------------------------------------------------------
     Total                                         $    80.0     $     75.1        $    264.9     $    218.6
==============================================================================================================
Assets under management: (2)
     Fully guaranteed                                                              $    603.4     $    621.1
     Experience-rated                                                                 1,703.3        1,428.9
     Non-guaranteed                                                                     117.0           77.5
                                              ----------------------------------------------------------------
     Total                                                                         $  2,423.7     $  2,127.5
==============================================================================================================

(1) Under FAS 97, certain deposits are not included in premiums or revenue.
(2) Under FAS 115, included above are net unrealized capital gains of $63.0 million and net unrealized capital losses of $23.0 million at September 30, 1995 and 1994, respectively.

Adjusted earnings in the Life Insurance segment (after-tax) follow (in millions):


                                          3 Months Ended                9 Months Ended
                                           September 30,                 September 30,
                                       1995             1994         1995             1994
                                     -------------------------------------------------------
Net income                           $   14.4         $   13.5     $   45.8         $   43.0
 Less:
     Net realized capital gains           1.0               .2           .7               .4
                                     -------------------------------------------------------
Adjusted earnings                    $   13.4         $   13.3     $   45.1         $   42.6
                                     =======================================================

Adjusted earnings for the nine months ended September 30, 1995 increased 6% when compared with the same period a year ago, while third quarter of 1995 adjusted earnings remained level when compared to the third quarter of 1994. Third quarter and year-to-date results in 1995 reflected an increase in the volume of business in force as a result of strong sales over the past year.

Charges assessed against policyholders for universal life and interest-sensitive whole life insurance increased 7% and 8% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods a year ago reflecting an increase in the volume of business in force.


                                      (10)

Net investment income increased 6% and 1% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods a year ago reflecting an increase in universal life assets under management partially offset by the lower net investment yield on the Company's portfolio of investments.

Current and future benefits decreased 4% for the nine months ended September 30, 1995 when compared with the same period a year ago reflecting improved mortality experience related to universal life insurance. Current and future benefits for the three months ended September 30, 1995 increased 4% reflecting unfavorable mortality experience when compared with the same period a year ago.

Financial Services Segment
--------------------------

                                                          3 Months Ended                    9 Months Ended
                                                           September 30,                     September 30,
Operating Summary (millions)                            1995           1994               1995           1994
----------------------------------------------------------------------------------------------------------------
Premiums                                             $    15.8      $    14.2          $    61.3      $    41.9
Charges assessed against policyholders                    38.7           31.8              108.2           93.7
Net investment income                                    205.8          182.4              602.3          556.5
Net realized capital gains                                 6.8            3.2               18.2            4.8
Other income                                               6.2              -               25.7             .4
          ------------------------------------------------------------------------------------------------------
            Total revenue                                273.3          231.6              815.7          697.3
          ------------------------------------------------------------------------------------------------------
Current and future benefits                              175.4          154.1              528.0          465.2
Operating expenses                                        60.9           40.1              178.4          121.5
Amortization of deferred policy acquisition costs          1.8            6.1                4.3           18.1
          ------------------------------------------------------------------------------------------------------
            Total benefits and expenses                  238.1          200.3              710.7          604.8
          ------------------------------------------------------------------------------------------------------
            Income before federal income taxes            35.2           31.3              105.0           92.5
Federal income taxes                                      10.4            8.0               29.7           26.1
          ------------------------------------------------------------------------------------------------------
            Net income                               $    24.8      $    23.3          $    75.3      $    66.4
================================================================================================================
----------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above: (1)
     Fully guaranteed                                $   232.5      $   178.9          $   805.7      $   531.8
     Experience-rated                                    192.2          209.3              586.3          694.4
     Non-guaranteed                                      462.2          314.1            1,160.2        1,002.7
                                                    ------------------------------------------------------------
     Total                                           $   886.9      $   702.3          $ 2,552.2      $ 2,228.9
================================================================================================================
Assets under management: (2)
     Fully guaranteed                                                                  $ 2,666.4      $ 1,938.7
     Experience-rated                                                                    8,690.4        7,674.2
     Non-guaranteed                                                                     10,491.5        7,568.7
                                                                                      --------------------------
Total                                                                                  $21,848.3      $17,181.6
================================================================================================================

(1) Under FAS 97, certain deposits are not included in premiums or revenue.
(2) Under FAS 115, included above are net unrealized capital gains of $395.7 million and net unrealized capital losses of $209.1 million at September 30, 1995 and 1994, respectively.

Adjusted earnings in the Financial Services segment (after-tax) follow (in millions):

                                                3 Months Ended                    9 Months Ended
                                                 September 30,                     September 30,
                                             1995             1994             1995             1994
                                           -----------------------------------------------------------
Net income                                 $   24.8         $   23.3         $   75.3         $   66.4
 Less:
     Net realized capital gains                 4.4              2.0             11.8              3.1
                                           -----------------------------------------------------------
Adjusted earnings                          $   20.4         $   21.3         $   63.5         $   63.3
                                           ===========================================================


                                     (11)

Effective January 1, 1995 the Company assumed responsibility for two service organizations, a record keeping service organization and a payment and retiree administration service organization, with year-to-date combined adjusted losses of $(.4) million. As a result, other income and operating expenses reflect variances of $8.5 million and $9.0 million for the three months ended September 30, 1995, and $28.3 million and $28.8 million for the nine months ended September 30, 1995. The results of these organizations were previously reported by an affiliate.

Adjusted earnings for the nine months ended September 30, 1995 remained level when compared with the same period a year ago, while the third quarter of 1995 adjusted earnings reflected a 4% decrease when compared to the third quarter of 1994. Third quarter and year-to-date results in 1995 reflected an increase in charges assessed against policyholders and net investment income, primarily due to an increase in assets under management, offset by increases in operating expenses.

Charges assessed against policyholders for annuity contracts increased 22% and 16% for the three and nine months ended September 30, 1995, respectively, when compared with the same periods a year ago, reflecting the increase in assets under management.

Net investment income increased 13% for the three months ended September 30, 1995 when compared with the same period a year ago, reflecting the increase in assets under management and the higher net investment yield on the Company's portfolio of investments. Net investment income increased 8% for the nine months ended September 30, 1995 when compared with the same period a year ago, reflecting the increase in assets under management partially offset by the lower net investment yield on the Company's portfolio of investments.

Operating expenses for the three and nine months ended September 30, 1995, excluding the impact of moving the two service organizations into the Company as discussed above, increased by 29% and 23% when compared to the same periods a year ago. The increase in operating expenses primarily reflects continued business growth. Operating expenses for the nine months ended September 30, 1995 also include increased costs associated with the implementation of a new contract administration system.


General Account Investments
---------------------------

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experience-rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

                                     (12)

The Company's invested assets were comprised of the following, net of impairment reserves:

                                                              September 30,   December 31,
(Millions)                                                        1995            1994
------------------------------------------------------------------------------------------
Debt securities                                              $   11,999.5    $   10,191.4
Equity securities:
    Non-redeemable preferred stock                                   61.5            47.2
    Investment in affiliated mutual funds                           241.7           181.9
    Common stock                                                      7.6               -
Short-term investments                                               16.6            98.0
Mortgage loans                                                        5.6             9.9
Policy loans                                                        305.7           248.7
Limited partnership                                                  24.6            24.4
                                                             -----------------------------
    Total Investments                                            12,662.8        10,801.5
Cash and cash equivalents                                           506.4           623.3
                                                             -----------------------------
    Total Investments and Cash and Cash Equivalents          $   13,169.2    $   11,424.8
==========================================================================================

At September 30, 1995 and December 31, 1994, the Company's carrying value of investments in debt securities were $12.0 billion and $10.2 billion, 95% and 94%, respectively, of total general account invested assets. At September 30, 1995 and December 31, 1994, $9.2 billion and $8.0 billion, 77% and 78%, respectively, of total debt securities supported experience-rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at September 30, 1995 and AA at December 31, 1994.


Debt Securities Quality Ratings
at September 30, 1995
---------------------------------
AAA                        47.0%
AA                         11.4
A                          24.1
BBB                        12.6
BB                          3.8
B                           1.1
                         --------
                          100.0%
                         ========


Debt Securities Investments by Market Sector
at September 30, 1995
------------------------------------------------------------
U.S. Corporate Securities                             43.7%
Residential Mortgage-Backed Securities                27.5
Foreign Securities - U.S. Dollar Denominated          11.0
Asset-Backed Securities                                6.3
Commercial/Multifamily Mortgage-Backed Securities      5.6
U.S. Treasuries/Agencies                               5.4
Other                                                   .5
                                                    --------
                                                     100.0%
                                                    ========


                                     (13)

PART II.        OTHER INFORMATION


Item 1. Legal Proceedings.

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

Item 6. Exhibits and Reports on Form 8-K.

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

                                      AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                              (Registrant)


  November 10, 1995                   By /s/ Eugene M. Trovato
 -------------------                    ------------------------
       (Date)                           Eugene M. Trovato
                                        Vice President and Controller
                                        (Chief Accounting Officer)


                                     (15)