Form 10-K405
period 1995-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1996-03-29
CIK 837010

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For the fiscal year ended DECEMBER 31, 1995  Commission file number   33-23376

               AETNA LIFE INSURANCE AND ANNUITY COMPANY
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           CONNECTICUT                          71-0294708
------------------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S.   Employer
   incorporation or organization)            Identification No.)

  151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT                   06156
------------------------------------------------------------------------------
    (Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code     (860)273-0978
                                                       -------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___    No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   [X]

As of February 29, 1996 there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Services, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Aetna Life and Casualty Company's 1994 Proxy Statement filed on March 18, 1994, its 1992 Form 10-K filed on March 17, 1993 and its 1993 Form 10-K filed on March 18, 1994 are incorporated by reference into
Part IV of this report.

                                     (1)

        AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
      (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                  Annual Report For 1995 on Form 10-K

                           TABLE OF CONTENTS



        PART I                                                          PAGE


        Item 1.  Business**...........................................    3
        Item 2.  Properties**..........................................  10
        Item 3.  Legal Proceedings.....................................  10
        Item 4.  Submission of Matters to a Vote of Security Holders*

        PART II

        Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters...................................  11
        Item 6.  Selected Financial Data*
        Item 7.  Management's Analysis of the Results of Operations**..  12
        Item 8.  Financial Statements and Supplementary Data...........  19
        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................  48

        PART III

        Item 10. Directors and Executive Officers of the Registrant*
        Item 11. Executive Compensation*
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management*
        Item 13. Certain Relationships and Related Transactions*

        PART IV

        Item 14. Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K...............................  48

        Index to Consolidated Financial Statement Schedules............  51
        Signatures.....................................................  56


** Item prepared in accordance with General Instruction J(2) of Form 10-K.
* Omitted pursuant to General Instruction J(2) of Form 10-K.

                                     (2)

PART I

Item 1. Business

Aetna Life Insurance and Annuity Company is a stock life insurance company organized in 1976 under the insurance laws of Connecticut. Aetna Life Insurance and Annuity Company, together with its two wholly owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc., is herein called the "Company". The Company is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna") which, with Aetna's subsidiaries, constitutes one of the nation's largest insurance/financial services organizations based on its assets at December 31, 1994. Two subsidiaries, Systematized Benefits Administrators, Inc. ("SBA") and Aetna Investment Services, Inc. ("AISI"), which were previously reported with the Company's operations were distributed in the form of dividends to ARSI in December of 1995. The impact to the Company's operations of distributing these dividends was immaterial. The Company's Home Office is located at 151 Farmington Avenue, Hartford, Connecticut 06156.

The Company markets a variety of life insurance, retirement and other savings and investment products including individual and group annuities, financial services and mutual funds. The Company's products are designed for individuals, pension plans, small businesses and employer-sponsored groups. The Company's operations are reported through two major business segments: financial services and life insurance.

FINANCIAL SERVICES SEGMENT

The financial services segment includes individual and group annuity products which offer a variety of funding and distribution options for personal and employer-sponsored retirement plans that qualify under Internal Revenue Code Sections 401, 403, 408, and 457, and individual and group nonqualified annuity contracts. These contracts may be immediate or deferred and are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. The Company also offers life insurance supplemental contracts. Financial services also include pension plan administrative services. In 1995, the Company discontinued writing structured settlements of certain liabilities.

Annuity products typically offer fixed (fully guaranteed and experience rated) investment options and variable investment options (discussed below). For fully guaranteed and experience rated options the Company earns a spread representing the difference between income on investments and interest credited to customer reserves.

                                     (3)

The Company's variable products (variable annuity and variable life contracts) utilize Separate Accounts to provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Assets held under these products are invested, as designated by the contractholder or participant under a contract, in Separate Accounts, which in turn invest in shares of mutual funds that are managed by the Company or other selected mutual funds that are not managed by the Company. The Company acts as an investment adviser for its affiliated mutual funds (a retail fund - Aetna Series Fund, Inc. and variable products funds - Aetna Variable Fund, Aetna Income Shares, Aetna Variable Encore Fund, Aetna Investment Advisers Fund, Aetna Get Fund Series B) and receives advisory fees for its investment management services. The Company also receives from the Aetna Series Fund, Inc. service fees for providing administrative and shareholder services and distribution fees for promoting sales of the Adviser Class shares. The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable annuity contracts (actuarial margin) (see Note 8 of the Notes to the Consolidated Financial Statements).

Product retention is a key driver of profitability for annuity products. To encourage product retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, a new approach being incorporated into recent variable contracts with fixed interest account investment options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of other competitors.

Certain of the Company's annuity products allow customers to borrow against their policies. Outstanding policy loans on annuity policies at December 31, 1995 were $181.3 million. Net investment income on annuity policy loans was $4.0 million for the year ended December 31, 1995.

In the financial services segment markets, competition arises from other insurance companies, banks, mutual funds and other investment managers. Principal competitive factors are cost, service, level of investment performance and the perceived financial strength of the investment manager or sponsor. Competition in financial services markets may affect, among other matters, both business growth and the pricing of the Company's products and services.

Products sold in the corporate pensions market are sold through pension professionals, stock brokers and third party administrators who work closely with salaried field office employees. Products sold in the not-for-profit organization market are distributed primarily through dedicated career agents, registered life brokers and broker/dealers. Products sold in the individual market are distributed primarily through dedicated career agents, registered life brokers, banks and broker/dealers.

                                     (4)

Reserves for limited payment contracts (immediate annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation), which generally vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to Financial Accounting Standard ("FAS") No. 115 (see Note 1 of the Notes to the Consolidated Financial Statements).

The following table summarizes assets under management for the principal customer groups of the financial services segment. Amounts reflected exclude unrealized gains (losses) of $689.9 million and $(337.7) million at December 31, 1995 and 1994, respectively, related to market value adjustments required under FAS 115. See Management's Analysis of the Results of Operations and
Note 1 for further discussion on assets under management and FAS 115, respectively.

----------------------------------------------------------------------------
(Millions)                                1995         1994       1993
----------------------------------------------------------------------------
Corporate pensions                     $ 4,233.5    $ 3,217.4  $ 2,886.2
Not-for-profit organizations            12,086.1     10,025.9    9,087.1
Individuals                              6,214.8      4,879.6    3,981.0
                            ------------------------------------------------
                            Total      $22,534.4    $18,122.9  $15,954.3
----------------------------------------------------------------------------


Deposits, which are not included in premiums or revenue, are shown in the following table for the years indicated:

----------------------------------------------------------------------------
(Millions)                                1995         1994       1993
----------------------------------------------------------------------------
Corporate pensions                     $ 1,075.9    $   890.3  $   714.5
Not-for-profit organizations             1,093.0      1,093.3    1,107.8
Individuals                              1,200.6        670.2      460.9
                            ------------------------------------------------
                            Total      $ 3,369.5    $ 2,653.8  $ 2,283.2
----------------------------------------------------------------------------

LIFE INSURANCE SEGMENT

The life insurance segment includes universal life, variable universal life, interest-sensitive whole life and term insurance. These products are offered primarily to individuals, small businesses, employer-sponsored groups and executives of Fortune 2000 companies. The Company's universal life insurance product accounted for approximately 92% of individual life insurance sales in 1995.

The Company's in-force block of insurance includes a sizable block of traditional ordinary life insurance originally written by an affiliate, Aetna Life Insurance Company ("Aetna Life"), and transferred to the Company via a reinsurance agreement in 1988 (see Note 8 of the Notes to the Consolidated Financial Statements). This closed book of business contributed 29% of the life insurance segment's earnings in 1995.

                                     (5)

Universal life products include a cash value component that is credited with interest at competitive rates. The Company earns the spread between investment income and interest credited on customer cash values. Universal life cash values are charged for cost of insurance coverage and for administrative expenses. The Company is also compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable universal life contracts.

Life insurance products typically require high costs to acquire business. As with the financial services segment, retention is an important driver of profitability and is encouraged through product features. For example, universal and interest-sensitive whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within seven to twenty years of the contract's inception or for variable life within ten years. The period of time and level of the charge vary by product. In addition, more favorable credited rates and policy loan terms may be offered after policies have been in force for a period of time. To further encourage retention, life insurance agents are typically paid renewal commissions or service fees.

Certain of the Company's life insurance products allow customers to borrow against their policies. Outstanding policy loans on individual life policies at December 31, 1995 were $157.3 million. Net investment income on individual life policy loans was $9.7 million for the year ended December 31, 1995.

The markets for life insurance products are highly competitive among insurance companies. Competition largely is based upon product features and prices. Competition in life insurance markets may affect, among other matters, both business growth and the pricing of the Company's products and services.

Life insurance products are marketed by managing general agents, regional brokers, banks and broker/dealers.

Reserves for universal life and interest-sensitive whole life products (which are all experience-rated) are equal to cumulative deposits less withdrawals and charges, plus credited interest thereon, plus/less net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS 115. Reserves for all other fixed individual life contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation), which generally vary by plan, year of issue and policy duration. These reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Reinsurance arrangements with affiliated and non-affiliated insurance companies are utilized to limit exposure to losses in excess of predetermined amounts per individual life. The Company's retention limit per individual life is $2.0 million (see Notes 8 and 9 of the Notes to the Consolidated Financial Statements).

                                     (6)

          Life Insurance in Force and Other Statistical Data*

The following table summarizes changes in individual life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(millions, except as noted below)                            1995       1994       1993
------------------------------------------------------------------------------------------
Sales and additions:
   Direct:
     Permanent.........................................   $ 3,757.9  $ 3,369.4  $ 2,767.0
     Term..............................................     2,600.4      559.9      237.2
   Assumed:
     Permanent.........................................     1,358.5          -          -
                                                        ----------------------------------
       Total...........................................   $ 7,716.8  $ 3,929.3  $ 3,004.2
                                                        ----------------------------------
                                                        ----------------------------------

Terminations:
   Direct:
     Surrenders and Conversions........................   $ 1,467.0  $ 1,316.4  $ 1,632.6
     Lapses............................................       891.4      860.9      816.7
     Other.............................................       152.7      170.0      170.6
   Assumed:
     Surrenders and Conversions........................        53.6       59.4       80.3
     Lapses............................................       331.8      303.9      376.2
     Other.............................................        54.2       57.9       55.1
                                                        ----------------------------------
       Total...........................................   $ 2,950.7  $ 2,768.5  $ 3,131.5
                                                        ----------------------------------
                                                        ----------------------------------

In force:
   Direct:
     Permanent.........................................   $32,333.2  $30,563.0  $29,507.1
     Term..............................................     3,698.3    1,621.3    1,095.2
   Assumed:
     Permanent.........................................     2,392.9    1,244.8    1,344.9
     Term..............................................     1,203.8    1,433.0    1,754.1
                                                        ----------------------------------
       Total...........................................   $39,628.2  $34,862.1  $33,701.3
                                                        ----------------------------------
                                                        ----------------------------------

Number of direct policies in force (thousands).........       378.1      378.3      384.6
                                                        ----------------------------------
                                                        ----------------------------------

Average size of direct policy in force (thousands).....   $    95.3  $    85.1  $    79.6
                                                        ----------------------------------
                                                        ----------------------------------

*  Only nonparticipating business is written by the Company.

                                     (7)

GENERAL ACCOUNT INVESTMENTS

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term, debt securities such as corporate debt securities, residential mortgage-backed securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

Please see Investments on pages 17 and 18 of the Management's Analysis of the Results of Operations for a further discussion of investments. For information concerning the valuation of investments, see Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements.

OTHER MATTERS

REGULATION

The insurance business of the Company is subject to comprehensive, detailed regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad authority to regulate, among other things, the granting of licenses to transact business, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, insurer solvency, the maximum interest rates that can be charged on life insurance policy loans, the minimum rates that must be provided for accumulation of surrender values, the form and content of required financial statements and the type and amounts of investments permitted. The Company is required to file detailed reports with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

Although the federal government does not directly regulate the business of insurance, many federal laws do affect the business. Existing or recently proposed federal laws that may significantly affect or would affect, if passed, the insurance business cover such matters as pensions and other employee benefits, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies, and the tax treatment of insurance products.

Material changes in applicable federal and state laws and regulations could adversely affect the Company's business operations, although the Company is unable to predict whether any such changes will be implemented.

Several states, including Connecticut, regulate affiliated groups of insurers such as the Company and its affiliates under insurance holding company statutes. Under such laws, intercorporate asset transfers and dividend payments from insurance subsidiaries may require prior notice to or approval of the insurance regulators, depending on the size of such transfers and payments relative to the financial position of the Company making the transfer. Changes in control also are regulated under these laws. As a Connecticut-domiciled insurance company, the Company is subject to comprehensive regulation under the Connecticut insurance laws and by the Connecticut Insurance Department.

                                     (8)

In recent years, state insurance regulators have been considering changes in statutory accounting practices and other initiatives to strengthen solvency regulation. The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital ("RBC") standards for life insurers. The RBC formula is a regulatory tool designed to identify weakly capitalized companies by comparing the adjusted surplus to the required surplus, which reflects the risk profile of the Company (RBC ratio). Within certain ratio changes, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to when the state insurance commissioner places the insurer under regulatory control. The Company's RBC ratio at December 31, 1995 was significantly above the levels which would require regulatory action. Rating agencies also use their own risk-based capital standards as part of determining a company's rating.

The NAIC also is considering several other solvency-related regulations including the development of a model investment law and amendments to the model insurance holding company law which would limit types and amounts of insurance company investments. In addition, in recent years there has been growing interest among certain members of Congress concerning possible federal roles in the regulation of the insurance industry. Because these other initiatives are in a preliminary stage, management cannot assess the potential impact of their adoption on the Company.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after tax charges to earnings for guaranty fund obligations for the years ended December 31, 1995, 1994 and 1993 were $1.4 million, $0.6 million and $0.9 million, respectively. The amounts ultimately assessed may differ from the amounts charged to earnings thus far because such assessments may not be made for several years and will depend upon the final outcome of regulatory proceedings.

The Company provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA"). In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to the non-guaranteed portion of a group pension contract issued to the plan were "plan assets" for purposes of ERISA and that the insurance company was an ERISA fiduciary with respect to those assets. In reaching its decision, the Court declined to follow a 1975 Department of Labor ("DOL") interpretive bulletin that had suggested that insurance company general account assets were not plan assets. The Company and other insurers are seeking clarification from the DOL of the effects, if any, of the decision on their businesses, as well as pursuing clarification of the decision through Federal legislation. Management is not currently able to predict how the decision, or the outcome of any legislative or regulatory initiatives, will ultimately affect its business.

Aetna Life Insurance and Annuity Company is regulated by the Securities and Exchange Commission ("SEC") and some state securities regulators as a broker-dealer and investment adviser. The Company's variable products involve investments through Separate Accounts, some of which are registered as investment companies with the SEC, as are the retail mutual funds and the variable mutual funds offered by the Company. Additionally, interests in some of the Separate Accounts, the retail mutual funds, the variable product mutual funds and certain other products used as funding vehicles for the Company's variable products are registered with the SEC. Shares of the retail mutual funds are also registered with all fifty of the state securities regulators.

                                     (9)

MISCELLANEOUS

According to the Fortune Service 500, as of December 31, 1994, the Company ranked 19th and 22nd among all United States domiciled life insurance companies based upon total assets and premium income, respectively. As of December 31, 1995, the Company had approximately 2,700 employees.

The Company's rating at February 6, 1996 by A.M. Best was A+ (Superior).

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of revenue in 1995. In addition, neither segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant impact on the segment. See Note 12 of the Notes to the Consolidated Financial Statements regarding segment information.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the heading "Outlook" contained in Item 7-Management's Analysis of the Results of Operations, is forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement within this section and within Item 7-Management's Analysis of the Results of Operations.

Item 2.   Properties

The Company occupies office space which is owned or leased by Aetna Life Insurance Company or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.

Item 3.   Legal Proceedings

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

                                     (10)

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

All of the Company's outstanding shares are directly owned by ARSI, which is a wholly owned subsidiary of Aetna. The shares were contributed to ARSI by Aetna in December, 1995. The Company distributed $2.9 million in the form of dividends of two of its subsidiaries, SBA and AISI, to ARSI in 1995. Prior to the distribution of all of the Company's outstanding shares of SBA and AISI to ARSI in December, 1995, and for the years ended 1994 and 1993, the Company did not pay dividends to Aetna.

The amount of dividends which may be paid by the Company to ARSI without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $70.0 million in dividend distributions in 1996.

                                     (11)

Item 7.   Management's Analysis of the Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY

Operating Summary (millions)                                    1995        1994        1993
-----------------------------------------------------------------------------------------------
Premiums                                                     $   130.8   $   124.2   $    82.1
Charges assessed against policyholders                           318.9       279.0       251.5
Net investment income                                          1,004.3       917.2       911.9
Net realized capital gains                                        41.3         1.5         9.5
Other income                                                      42.0        10.3         9.5
       ----------------------------------------------------------------------------------------
         Total revenue                                         1,537.3     1,332.2     1,264.5
       ----------------------------------------------------------------------------------------
Current and future benefits                                      915.3       854.1       818.4
Operating expenses                                               318.7       235.2       207.2
Amortization of deferred policy acquisition costs                 43.3        26.4        19.8
       ----------------------------------------------------------------------------------------
         Total benefits and expenses                           1,277.3     1,115.7     1,045.4
       ----------------------------------------------------------------------------------------
         Income before federal income taxes                      260.0       216.5       219.1
Federal income taxes                                              84.1        71.2        76.2
       ----------------------------------------------------------------------------------------
         Net income                                          $   175.9   $   145.3   $   142.9
       ----------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------
Deposits not included in premiums above:  Fully guaranteed    $   415.7   $   249.0   $   263.7
                                          Experience-rated      1,428.0     1,351.4     1,216.8
                                          Non-guaranteed        2,059.1     1,365.9     1,062.5
                                          -----------------------------------------------------
                                          Total               $ 3,902.8   $ 2,966.3   $ 2,543.0
------------------------------------------------------------------------------------------------
Assets under management: (1)              Fully guaranteed    $ 3,399.6   $ 2,620.3   $ 2,423.5
                                          Experience-rated     10,999.9     9,272.0     9,241.5
                                          Non-guaranteed       11,522.9     8,064.6     7,111.0
                                          ------------------------------------------------------
                                          Total               $25,922.4   $19,956.9   $18,776.0
------------------------------------------------------------------------------------------------

(1) Included above are net unrealized capital gains (losses) of $797.1 million, $(386.4) million and $747.1 million at December 31, 1995, 1994 and 1993, respectively.

OVERVIEW
The Company's adjusted earnings (after-tax) follow (in millions):

                                                1995       1994       1993
                                            ----------------------------------
Net Income                                     $175.9     $145.3     $142.9
 Less:
   Net realized capital gains                    26.8        1.0        6.2
                                            ----------------------------------
Adjusted earnings                              $149.1     $144.3     $136.7
                                            ----------------------------------
                                            ----------------------------------

The Company's adjusted earnings increased 3% in 1995 following a 6% increase in 1994. Results in 1995 reflected improved earnings in the financial services segment, while earnings in the life insurance segment were level with the prior year. The improvement in earnings related to the financial services segment reflected an increase in charges assessed against policyholders and increased net investment income related to the growth in assets under management which were partially offset by an increase in operating expenses. This increase in operating expenses primarily reflects continued business growth. The improvement in 1994 adjusted earnings reflected an increase in charges assessed against policyholders, primarily due to an increase in the volume of business in force, partially offset by increases in operating expenses, primarily related to the implementation of a new contract administration system.

Assets under management, excluding the effect of FAS 115, at December 31, 1995 of $25.1 billion, were 24% above 1994 levels, primarily reflecting continued business growth and overall improvement in the stock and bond markets.

                                     (12)

The Company's contracts typically impose surrender fees which decline over the duration of the contract. Assets held under experience rated general account options have transfer and withdrawal limitations. Withdrawals from the fully guaranteed accumulation options prior to maturity include an adjustment intended to reflect the estimated fair value of the assets supporting the contract at the time of withdrawal. Approximately 91% and 90% of assets under management at December 31, 1995 and 1994, respectively, allowed for contractholder withdrawal, 63% and 57% of which, respectively, are subject to market value adjustments or deferred surrender charges at December 31, 1995.

SEGMENT RESULTS

FINANCIAL SERVICES SEGMENT

Operating Summary (millions)                                    1995        1994        1993
-----------------------------------------------------------------------------------------------
Premiums                                                      $    82.6   $    70.2   $    32.0
Charges assessed against policyholders                            150.4       126.6       109.4
Net investment income                                             823.3       745.9       739.2
Net realized capital gains                                         37.8         1.4         9.1
Other income                                                       35.4         2.0         3.1
       -----------------------------------------------------------------------------------------
         Total revenue                                          1,129.5       946.1       892.8
       -----------------------------------------------------------------------------------------
Current and future benefits                                       704.4       639.9       624.1
Operating expenses                                                256.5       176.9       149.0
Amortization of deferred policy acquisition costs                  10.5         9.6        (1.4)
       -----------------------------------------------------------------------------------------
         Total benefits and expenses                              971.4       826.4       771.7
       -----------------------------------------------------------------------------------------
         Income before federal income taxes                       158.1       119.7       121.1
Federal income taxes                                               44.3        34.2        34.3
       -----------------------------------------------------------------------------------------
         Net income                                           $   113.8   $    85.5   $    86.8
       -----------------------------------------------------------------------------------------
       -----------------------------------------------------------------------------------------
Deposits not included in premiums above: Fully guaranteed     $   415.7   $   249.0   $   263.7
                                         Experience-rated         934.4     1,064.3       979.4
                                         Non-guaranteed         2,019.4     1,340.5     1,040.1
                                         ------------------------------------------------------
                                         Total                $ 3,369.5   $ 2,653.8   $ 2,283.2
------------------------------------------------------------------------------------------------
Assets under management: (1)             Fully guaranteed     $ 2,789.4   $ 1,999.1   $ 1,758.0
                                         Experience-rated       9,034.5     7,803.2     7,801.1
                                         Non-guaranteed        11,400.4     7,982.9     7,041.4
                                         -------------------------------------------------------
                                         Total                $23,224.3   $17,785.2   $16,600.5
------------------------------------------------------------------------------------------------


(1) Included above are net unrealized capital gains (losses) of $689.9 million, $(337.7) million and $646.2 million at December 31, 1995, 1994 and 1993, respectively.

Adjusted earnings in the Financial Services segment (after-tax) follow (in millions):

                                               1995       1994     1993
                                         ------------------------------------
Net Income                                    $113.8     $85.6     $86.8
Less:
  Net realized capital gains                    24.6       0.9       5.9
                                         ------------------------------------
Adjusted earnings                             $ 89.2     $84.6     $80.9
                                         ------------------------------------
                                         ------------------------------------

Effective January 1, 1995 the Company assumed responsibility for two service organizations, a plan administration service organization and a payment and retiree administration service organization, from an affiliate, with year-to-date combined adjusted income of $0.2 million. As a result, other income and operating expenses include $39.1 million and $38.8 million, respectively, for the year ended December 31, 1995.

                                     (13)

Adjusted earnings increased 5% in both 1995 and 1994. The 1995 improvement in adjusted earnings reflected an increase in charges assessed against policyholders and increased net investment income related to the growth in assets under management which were partially offset by an increase in operating expenses. The 1994 improvement in adjusted earnings reflected an increase in assets under management offset in part by an increase in operating expenses.

Premiums, related to annuity contracts containing life contingencies, increased by 18% in 1995, following a 119% increase in 1994. The 1995 and 1994 increases resulted primarily from increases in immediate annuity sales. Deposits, related to annuity contracts not containing life contingencies, reflected a 27% increase in 1995 following a 16% increase in 1994. Deposits in 1995 included the assumption of a $300.1 million variable annuity block of business from an unaffiliated insurer. Deposits in 1994 included the $205.0 million acquisition of a block of primarily individual annuity business from an unaffiliated insurer.

Charges assessed against policyholders for certain annuity contracts increased by 19% and 16% in 1995 and 1994, respectively, reflecting the increase in assets under management.

Net investment income increased by 10% in 1995, reflecting the increase in assets under management. Net investment income increased by 1% in 1994, reflecting the increase in assets under management offset by a downward trend in the net investment yield on the Company's portfolio of investments.

Current and future benefits increased by 10% and 3% in 1995 and 1994, respectively, reflecting the increase in assets under management.

Operating expenses, excluding the impact of moving the two service organizations into the Company as discussed above, increased by 23% in 1995 and 19% in 1994. The 1995 increase primarily reflects continued business growth. The 1994 increase primarily reflected expenses associated with the implementation of the new contract administration system.

Assets under management, excluding the effect of FAS 115, at December 31, 1995 of $22.5 billion, were 24% above 1994 levels, primarily reflecting continued business growth and overall improvement in the stock and bond markets.

OUTLOOK

Sales of tax-qualified annuities are expected to continue to be strong in 1996. Sales of non-qualified products are expected to significantly exceed 1995 levels as relationships formed with broker/dealers and banks in 1995 build sales momentum. The Company intends to expand its retirement planning capabilities. The Company expects to evaluate opportunities for growth of its financial services businesses and strengthen their competitive position.

                                     (14)

LIFE INSURANCE SEGMENT

Operating Summary (millions)                                    1995       1994       1993
---------------------------------------------------------------------------------------------
Premiums                                                      $   48.2   $   54.0   $   50.1
Charges assessed against policyholders                           168.5      152.4      142.1
Net investment income                                            181.0      171.3      172.7
Net realized capital gains                                         3.5        0.1        0.4
Other income                                                       6.6        8.3        6.4
       --------------------------------------------------------------------------------------
         Total revenue                                           407.8      386.1      371.7
       --------------------------------------------------------------------------------------
Current and future benefits                                      210.9      214.2      194.3
Operating expenses                                                62.2       58.3       58.2
Amortization of deferred policy acquisition costs                 32.8       16.8       21.2
       --------------------------------------------------------------------------------------
         Total benefits and expenses                             305.9      289.3      273.7
       --------------------------------------------------------------------------------------
         Income before federal income taxes                      101.9       96.8       98.0
Federal income taxes                                              39.8       37.0       41.9
       --------------------------------------------------------------------------------------
         Net income                                           $   62.1   $   59.8   $   56.1
       --------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Deposits not included in premiums above: Experience-rated     $  493.6   $  287.1   $  237.4
                                         Non-guaranteed           39.7       25.4       22.4
                                         ----------------------------------------------------
                                         Total                $  533.3   $  312.5   $  259.8
---------------------------------------------------------------------------------------------
Assets under management: (1)             Fully guaranteed     $  610.2   $  621.2   $  665.5
                                         Experience-rated      1,965.4    1,468.8    1,440.4
                                         Non-guaranteed          122.5       81.7       69.6
                                         ----------------------------------------------------
                                         Total                $2,698.1   $2,171.7   $2,175.5
---------------------------------------------------------------------------------------------

(1) Included above are net unrealized capital gains (losses) of $107.2 million, $(48.7) million and $100.9 million at December 31, 1995, 1994 and 1993, respectively.

Adjusted earnings in the Life Insurance segment (after-tax) follow (in millions):


                                              1995      1994      1993
                                          ---------------------------------
     Net Income                               $62.1     $59.8     $56.1
     Less:
       Net realized capital gains               2.2       0.1       0.3
                                          ---------------------------------
     Adjusted earnings                        $59.9     $59.7     $55.8
                                          ---------------------------------
                                          ---------------------------------

Adjusted earnings in 1995 remained level with the prior year adjusted earnings, reflecting an increase in the volume of business in force as a result of strong sales offset by an increase in operating expenses. Adjusted earnings in 1994 increased 7% when compared to 1993 adjusted earnings. The 1994 adjusted earnings improvement reflected higher business in force offset in part by lower net investment income.

Premiums, related to term and whole life insurance, decreased by 11% in 1995 following an 8% increase in 1994. The decrease in premiums in 1995 is primarily due to lower whole life insurance premiums. Deposits, related to universal life and interest-sensitive whole life insurance, grew by 71% and 20% in 1995 and 1994, respectively. Deposits in 1995 included the assumption of a $172.4 million universal life block of business from an unaffiliated insurer and also reflected strong first year sales and retention. The increase in premiums and deposits in 1994 reflected strong first year sales and retention.

Charges assessed against policyholders for universal life and interest-sensitive whole life insurance increased 11% in 1995 and 7% in 1994 reflecting an increase in the volume of business in force.

                                     (15)

Net investment income increased by 6% in 1995, reflecting an increase in universal life assets under management offset in part by the downward trend in the net investment yield on the Company's portfolio of investments. Net investment income decreased 1% in 1994, reflecting the downward trend in the net investment yield on the Company's portfolio of investments, offset by the increase in universal life assets under management.

Current and future benefits decreased 2% in 1995 following a 10% increase in 1994, reflecting improved mortality experience related to universal life insurance. The increase in 1994 reflected higher mortality related to universal life insurance. Amortization of deferred policy acquisition costs increased by 95% in 1995, reflecting the growth in current and estimated future gross profit margins related to universal life insurance. Amortization of deferred policy acquisition costs decreased 21% in 1994, primarily reflecting lower mortality margins related to universal life insurance.

Operating expenses increased 7% in 1995, reflecting continued business growth. Operating expenses were level in 1994, reflecting savings from previous restructurings.

Assets under management, excluding the effect of FAS 115, at December 31, 1995 of $2.6 billion, were 17% above 1994 levels, primarily reflecting continued business growth and overall improvement in the stock and bond markets.

OUTLOOK

Sales of life products through traditional channels (managing general agents and regional brokers) are expected to continue to be strong in 1996. Sales of life products through non-traditional distribution channels (banks, broker/dealers, worksite), are expected to significantly exceed 1995 levels as the Company's retirement planning emphasis begins to build momentum.









                                     (16)

GENERAL ACCOUNT INVESTMENTS

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

 (Millions)                                        1995          1994
-------------------------------------------------------------------------
 Debt securities                                 $12,720.8     $10,191.4
 Equity securities:
   Non-redeemable preferred stock                     57.6          47.2
   Investment in affiliated mutual funds             191.8         181.9
   Common stock                                        8.2             -
 Short-term investments                               15.1          98.0
 Mortgage loans                                       21.2           9.9
 Policy loans                                        338.6         248.7
 Limited partnership                                     -          24.4
                                                 ------------------------
    Total Investments                             13,353.3      10,801.5
Cash and cash equivalents                            568.8         623.3
                                                 ------------------------
 Total Investments and Cash and Cash Equivalents $13,922.1     $11,424.8
-------------------------------------------------------------------------
-------------------------------------------------------------------------


At December 31, 1995 and 1994, the Company's carrying value of investments in debt securities were $12.7 billion and $10.2 billion, 95% and 94%, respectively, of total general account invested assets. At December 31, 1995 and 1994, $10.0 billion and $8.0 billion, 79% and 78%, respectively, of total debt securities supported experience-rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at December 31, 1995 and AA at December 31, 1994.

Debt Securities Quality Ratings        Debt Securities Investments by Market Sector
12/31/95                               12/31/95
-------------------------------        -------------------------------------------------------
AAA                46.0%               U.S. Corporate Securities                        44.7%
AA                 11.7                Residential Mortgage-Backed Securities           25.2
A                  25.4                Foreign Securities - U.S. Dollar Denominated     11.1
BBB                11.7                Asset-Backed Securities                           7.9
BB                  4.0                Commercial/Multifamily Mortgage-
B and Below         1.2                 Backed Securities                                6.1
                ----------             U.S. Treasuries/Agencies                          4.6
                  100.0%               Other                                             0.4
                ----------                                                           --------
                ----------                                                            100.0%
                                                                                     --------
                                                                                     --------

                                     (17)

Debt Securities Quality Ratings        Debt Securities Investments by Market Sector
12/31/94                               12/31/94
-------------------------------        -------------------------------------------------------
AAA                56.7%               U.S. Corporate Securities                        34.2%
AA                  8.3                Residential Mortgage-Backed Securities           32.1
A                  23.3                U.S. Treasuries/Agencies                         12.9
BBB                 8.5                Foreign Securities - U.S. Dollar Denominated      9.7
BB                  2.5                Asset-Backed Securities                           6.7
B and Below         0.7                Commercial/Multifamily Mortgage-
                 --------               Backed Securities                                4.0
                  100.0%               Other                                             0.4
                 --------                                                            --------
                 --------                                                             100.0%
                                                                                     --------
                                                                                     --------

In 1995, as a result of a change in investment strategy, the Company reduced its investments in U.S. Treasuries/Agencies and residential mortgage-backed securities and increased its investments in U.S. Corporate securities (see
Note 2 of the Notes to the Consolidated Financial Statements). Investments in U.S. dollar denominated foreign corporations and governments, asset-backed, and commercial/multifamily mortgage-backed securities also increased.

Asset-backed securities (securities backed by auto loans, credit card receivables, etc.) and commercial/multifamily mortgage-backed securities (securitized pools of mortgages) are predominantly AAA rated, and are not subject to the prepayment risk of residential mortgage-backed securities.

OUTLOOK

In 1996, the Company does not anticipate any major changes in market sector weightings, but will continue to marginally increase exposure to diversifying asset classes, such as securitized commercial mortgage-backed securities.
The average quality rating of the Company's portfolio is not expected to change significantly. Duration is anticipated to remain fairly constant and will be monitored and maintained in line with liability duration to minimize interest rate risk.

                                     (18)

Item 8.  Financial Statements and Supplementary Data

                   Consolidated Financial Statements

                                 INDEX

                                                               PAGE

Independent Auditors' Report                                    20

Consolidated Financial Statements:

   Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1994 and 1993                           21

   Consolidated Balance Sheets as of December 31, 1995
     and 1994                                                   22

   Consolidated Statements of Changes in Shareholder's Equity
     for the Years Ended December 31, 1995, 1994 and 1993       23

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994 and 1993                     24

   Notes to Consolidated Financial Statements                   25







                                     (19)

                        INDEPENDENT AUDITORS' REPORT


The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for certain investments in debt and equity securities.

/s/ KPMG Peat Marwick LLP


Hartford, Connecticut
February 6, 1996



                                     (20)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
       (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                      Consolidated Statements of Income
                                  (millions)



                                                                Years Ended December 31,
                                                              ----------------------------
                                                              1995        1994        1993
                                                              ----        ----        ----

Revenue:
  Premiums                                                 $  130.8       $124.2   $   82.1
  Charges assessed against policyholders                      318.9        279.0      251.5
  Net investment income                                     1,004.3        917.2      911.9
  Net realized capital gains                                   41.3          1.5        9.5
  Other income                                                 42.0         10.3        9.5
                                                           --------     --------   --------
        Total revenue                                       1,537.3      1,332.2    1,264.5
                                                           --------     --------   --------

Benefits and expenses:
  Current and future benefits                                 915.3        854.1      818.4
  Operating expenses                                          318.7        235.2      207.2
  Amortization of deferred policy acquisition costs            43.3         26.4       19.8
                                                           --------     --------   --------
       Total benefits and expenses                          1,277.3      1,115.7    1,045.4
                                                           --------     --------   --------

Income before federal income taxes                            260.0        216.5      219.1

  Federal income taxes                                         84.1         71.2       76.2
                                                           --------     --------   --------

Net income                                                   $175.9       $145.3     $142.9
                                                           --------     --------   --------
                                                           --------     --------   --------



See Notes to Consolidated Financial Statements.


                                     (21)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                         Consolidated Balance Sheets
                                 (millions)


                                                                              December 31,
                                                                          -------------------
ASSETS                                                                    1995           1994
                                                                          ----           ----
Investments:
  Debt securities, available for sale:
    (amortized cost:  $11,923.7 and $10,577.8)                         $12,720.8       $10,191.4
  Equity securities, available for sale:
    Non-redeemable preferred stock (cost:  $51.3 and $43.3)                 57.6            47.2
    Investment in affiliated mutual funds (cost:  $173.4 and $187.1)       191.8           181.9
    Common stock (cost:  $6.9 at December 31, 1995)                          8.2               -
  Short-term investments                                                    15.1            98.0
  Mortgage loans                                                            21.2             9.9
  Policy loans                                                             338.6           248.7
  Limited partnership                                                          -            24.4
                                                                       ---------       ---------
       Total investments                                                13,353.3        10,801.5

Cash and cash equivalents                                                  568.8           623.3
Accrued investment income                                                  175.5           142.2
Premiums due and other receivables                                          37.3            75.8
Deferred policy acquisition costs                                        1,341.3         1,164.3
Reinsurance loan to affiliate                                              655.5           690.3
Other assets                                                                26.2            15.9
Separate Accounts assets                                                10,987.0         7,420.8
                                                                       ---------       ---------

       Total assets                                                    $27,144.9       $20,934.1
                                                                       ---------       ---------
                                                                       ---------       ---------


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Future policy benefits                                               $ 3,594.6       $ 2,912.7
  Unpaid claims and claim expenses                                          27.2            23.8
  Policyholders' funds left with the Company                            10,500.1         8,949.3
                                                                       ---------       ---------
       Total insurance reserve liabilities                              14,121.9        11,885.8
  Other liabilities                                                        259.2           302.1
  Federal income taxes:
    Current                                                                 24.2             3.4
    Deferred                                                               169.6           233.5
  Separate Accounts liabilities                                         10,987.0         7,420.8
                                                                       ---------       ---------
       Total liabilities                                                25,561.9        19,845.6
                                                                       ---------       ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                         2.8             2.8
  Paid-in capital                                                          407.6           407.6
  Net unrealized capital gains (losses)                                    132.5          (189.0)
  Retained earnings                                                      1,040.1           867.1
                                                                       ---------       ---------
       Total shareholder's equity                                        1,583.0         1,088.5
                                                                       ---------       ---------

         Total liabilities and shareholder's equity                    $27,144.9       $20,934.1
                                                                       ---------       ---------
                                                                       ---------       ---------


See Notes to Consolidated Financial Statements.


                                     (22)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Consolidated Statements of Changes in Shareholder's Equity
                              (millions)



                                                        Years Ended December 31,
                                                     ------------------------------
                                                     1995         1994         1993
                                                     ----         ----         ----

Shareholder's equity, beginning of year            $1,088.5     $1,246.7        $990.1
Net change in unrealized capital gains (losses)       321.5       (303.5)        113.7
Net income                                            175.9        145.3         142.9
Common stock dividends declared                        (2.9)           -             -
                                                   --------     --------      --------
Shareholder's equity, end of year                  $1,583.0     $1,088.5      $1,246.7
                                                   --------     --------      --------
                                                   --------     --------      --------



See Notes to Consolidated Financial Statements.


                                     (23)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                  Consolidated Statements of Cash Flows
                                 (millions)

                                                                         Years Ended December 31,
                                                                      ------------------------------
                                                                      1995         1994         1993
                                                                      ----         ----         ----
Cash Flows from Operating Activities:
    Net income                                                     $   175.9    $   145.3     $  142.9
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Increase in accrued investment income                               (33.3)      (17.5)       (11.1)
    Decrease (increase) in premiums due and other receivables            25.4         1.3         (5.6)
    Increase in policy loans                                            (89.9)      (46.0)       (36.4)
    Increase in deferred policy acquisition costs                      (177.0)     (105.9)       (60.5)
    Decrease in reinsurance loan to affiliate                            34.8        27.8         31.8
    Net increase in universal life account balances                     393.4       164.7        126.4
    Increase in other insurance reserve liabilities                      79.0        75.1         86.1
    Net increase in other liabilities and other assets                   15.0        53.9          7.0
    Decrease in federal income taxes                                     (6.5)      (11.7)        (3.7)
    Net accretion of discount on bonds                                  (66.4)      (77.9)       (88.1)
    Net realized capital gains                                          (41.3)       (1.5)        (9.5)
    Other, net                                                              -        (1.0)         0.2
                                                                   ----------   ---------     --------
         Net Cash provided by operating activities                      309.1       206.6        179.5
                                                                   ----------   ---------     --------

Cash Flows from Investing Activities:
    Proceeds from sales of:
       Debt securities available for sale                             4,207.2     3,593.8        473.9
       Equity securities                                                180.8        93.1         89.6
       Mortgage loans                                                    10.7           -            -
       Limited partnership                                               26.6           -            -
    Investment maturities and collections of:
       Debt securities available for sale                               583.9     1,289.2      2,133.3
       Short-term investments                                           106.1        30.4         19.7
    Cost of investment purchases in:
       Debt securities                                               (6,034.0)   (5,621.4)    (3,669.2)
       Equity securities                                               (170.9)     (162.5)      (157.5)
       Short-term investments                                           (24.7)     (106.1)       (41.3)
       Mortgage loans                                                   (21.3)          -            -
       Limited partnership                                                  -       (25.0)           -
                                                                   ----------   ---------     --------
         Net cash used for investing activities                      (1,135.6)     (908.5)    (1,151.5)
                                                                   ----------   ---------     --------
Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts           1,884.5     1,737.8      2,117.8
    Withdrawals of investment contracts                              (1,109.6)     (948.7)    (1,000.3)
    Dividends paid to shareholder                                        (2.9)          -            -
                                                                   ----------   ---------     --------
         Net cash provided by financing activities                      772.0       789.1      1,117.5
                                                                   ----------   ---------     --------
Net (decrease) increase in cash and cash equivalents                    (54.5)       87.2        145.5
Cash and cash equivalents, beginning of year                            623.3       536.1        390.6
                                                                   ----------   ---------     --------
Cash and cash equivalents, end of year                                 $568.8      $623.3       $536.1
                                                                   ----------   ---------     --------
                                                                   ----------   ---------     --------
Supplemental cash flow information:
    Income taxes paid, net                                              $90.2       $82.6        $79.9
                                                                   ----------   ---------     --------
                                                                   ----------   ---------     --------


See Notes to Consolidated Financial Statements.

                                     (24)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                 Notes to Consolidated Financial Statements
                     December 31, 1995, 1994, and 1993


1. Summary of Significant Accounting Policies

   Aetna Life Insurance and Annuity Company and its wholly owned subsidiaries (collectively, the "Company") is a provider of financial services and life insurance products in the United States. The Company has two business segments, financial services and life insurance.

   The financial services products include individual and group annuity contracts which offer a variety of funding and distribution options for personal and employer-sponsored retirement plans that qualify under Internal Revenue Code Sections 401, 403, 408 and 457, and individual and group non-qualified annuity contracts. These contracts may be immediate or deferred and are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. Financial services also include pension plan administrative services.

   The life insurance products include universal life, variable universal life, interest sensitive whole life and term insurance. These products are offered primarily to individuals, small businesses, employer sponsored groups and executives of Fortune 2000 companies.

   BASIS OF PRESENTATION

   The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc. Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is a wholly owned subsidiary of Aetna Life and Casualty Company ("Aetna"). Two subsidiaries, Systematized Benefits Administrators, Inc. ("SBA"), and Aetna Investment Services, Inc. ("AISI"), which were previously reported in the consolidated financial statements were distributed in the form of dividends to ARSI in December of 1995. The impact to the Company's financial statements of distributing these dividends was immaterial.

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Intercompany transactions have been eliminated. Certain reclassifications have been made to 1994 and 1993 financial information to conform to the 1995 presentation.



                                     (25)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

           Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

   ACCOUNTING CHANGES

   Accounting for Certain Investments in Debt and Equity Securities

   On December 31, 1993, the Company adopted Financial Accounting Standard ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of debt securities into three categories: "held to maturity", which are carried at amortized cost; "available for sale", which are carried at fair value with changes in fair value recognized as a component of shareholder's equity; and "trading", which are carried at fair value with immediate recognition in income of changes in fair value.

   Initial adoption of this standard resulted in a net increase of $106.8 million, net of taxes of $57.5 million, to net unrealized gains in shareholder's equity. These amounts exclude gains and losses allocable to experience-rated (including universal life) contractholders. Adoption of FAS No. 115 did not have a material effect on deferred policy acquisition costs.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of ninety days or less when purchased.

   INVESTMENTS

   Debt Securities

   At December 31, 1995 and 1994, all of the Company's debt securities are classified as available for sale and carried at fair value. These securities are written down (as realized losses) for other than temporary decline in value. Unrealized gains and losses related to these securities, after deducting amounts allocable to experience-rated contractholders and related taxes, are reflected in shareholder's equity.

   Fair values for debt securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.


                                     (26)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

            Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

   Purchases and sales of debt securities are recorded on the trade date.

   Equity Securities

   Equity securities are classified as available for sale and carried at fair value based on quoted market prices or dealer quotations. Equity securities are written down (as realized losses) for other than temporary declines in value. Unrealized gains and losses related to such securities are reflected in shareholder's equity. Purchases and sales are recorded on the trade date.

   The investment in affiliated mutual funds represents an investment in the Aetna Series Fund, Inc., a retail mutual fund which has been seeded by the Company, and is carried at fair value.

   Mortgage Loans and Policy Loans

   Mortgage loans and policy loans are carried at unpaid principal balances net of valuation reserves, which approximates fair value, and are generally secured. Purchases and sales of mortgage loans are recorded on the closing date.

   Limited Partnership

   The Company's limited partnership investment was carried at the amount invested plus the Company's share of undistributed operating results and unrealized gains (losses), which approximates fair value. The Company disposed of the limited partnership during 1995.

   Short-Term Investments

   Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of over ninety days and less than one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

   DEFERRED POLICY ACQUISITION COSTS

   Certain costs of acquiring insurance business have been deferred. These costs, all of which vary with and are primarily related to the production of new business, consist principally of commissions, certain expenses of underwriting and issuing contracts and certain agency expenses. For fixed ordinary life contracts, such costs are amortized over expected premium-paying periods. For universal life and certain annuity contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits. These costs are amortized over twenty years for annuity pension contracts, and over the contract period for universal life contracts.


                                     (27)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

   Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits would not be adequate to cover related losses and expenses.

   INSURANCE RESERVE LIABILITIES

   The Company's liabilities include reserves related to fixed ordinary life, fixed universal life and fixed annuity contracts. Reserves for future policy benefits for fixed ordinary life contracts are computed on the basis of assumed investment yield, assumed mortality, withdrawals and expenses, including a margin for adverse deviation, which generally vary by plan, year of issue and policy duration. Reserve interest rates range from 2.25% to 10.00%. Assumed investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Aetna experience and are periodically reviewed against both industry standards and experience.

   Reserves for fixed universal life (included in Future Policy Benefits) and fixed deferred annuity contracts (included in Policyholders' Funds Left With the Company) are equal to the fund value. The fund value is equal to cumulative deposits less charges plus credited interest thereon, without reduction for possible future penalties assessed on premature withdrawal. For guaranteed interest options, the interest credited ranged from 4.00% to 6.38% in 1995 and 4.00% to 5.85% in 1994. For all other fixed options, the interest credited ranged from 5.00% to 7.00% in 1995 and 5.00% to 7.50% in 1994.

   Reserves for fixed annuity contracts in the annuity period and for future amounts due under settlement options are computed actuarially using the 1971 Individual Annuity Mortality Table, the 1983 Individual Annuity Mortality Table, the 1983 Group Annuity Mortality Table and, in some cases, mortality improvement according to scales G and H, at assumed interest rates ranging from 3.5% to 9.5%. Reserves relating to contracts with life contingencies are included in Future Policy Benefits. For other contracts, the reserves are reflected in Policyholders' Funds Left With the Company.

   Unpaid claims for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

   PREMIUMS, CHARGES ASSESSED AGAINST POLICYHOLDERS, BENEFITS AND EXPENSES

   Premiums are recorded as revenue when due for fixed ordinary life contracts. Charges assessed against policyholders' funds for cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue for universal life and certain annuity contracts. Policy benefits and expenses are recorded in relation to the associated premiums or gross profit so as to result in recognition of profits over the expected lives of the contracts.


                                     (28)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

            Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

   SEPARATE ACCOUNTS

   Assets held under variable universal life, variable life and variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder or participant under a contract, in shares of Aetna Variable Fund, Aetna Income Shares, Aetna Variable Encore Fund, Aetna Investment Advisers Fund, Inc., Aetna GET Fund, or The Aetna Series Fund Inc., which are managed by the Company or other selected mutual funds not managed by the Company. Separate Accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option which is offered through a Separate Account. The assets of the Separate Account supporting the guaranteed interest option are carried at an amortized cost of $322.2 million for 1995 (fair value $343.9 million) and $149.7 million for 1994 (fair value $146.3 million), since the Company bears the investment risk where the contract is held to maturity. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.5% to 8.38% in both 1995 and 1994. Separate Accounts assets and liabilities are shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains (losses) of the Separate Accounts are not reflected in the Consolidated Statements of Income (with the exception of realized capital gains (losses) on the sale of assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

   FEDERAL INCOME TAXES

   The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.



                                     (29)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

            Notes to Consolidated Financial Statements (Continued)

2. Investments

   Investments in debt securities available for sale as of December 31, 1995 were as follows:

                                                          Gross        Gross
                                           Amortized   Unrealized    Unrealized    Fair
                                             Cost         Gains       Losses      Value
                                           ---------   -----------   ---------    -----
                                                             (millions)
U.S. Treasury securities and obligations
 of U.S. government agencies and
 corporations                               $  539.5     $ 47.5           $ --   $   587.0

Obligations of states and political
 subdivisions                                   41.4       12.4             --        53.8

U.S. Corporate securities:
 Financial                                   2,764.4      110.3             2.1    2,872.6
 Utilities                                     454.4       27.8             1.0      481.2
 Other                                       2,177.7      159.5             1.2    2,336.0
                                           ---------     ------           -----  ---------
Total U.S. Corporate securities              5,396.5      297.6             4.3    5,689.8

Foreign securities:
  Government                                   316.4       26.1             2.0      340.5
  Financial                                    534.2       45.4             3.5      576.1
  Utilities                                    236.3       32.9              --      269.2
  Other                                        215.7       15.1              --      230.8
                                           ---------     ------           -----  ---------
Total Foreign securities                     1,302.6      119.5             5.5    1,416.6

Residential mortgage-backed securities:
  Residential pass-throughs                    556.7       99.2             1.8      654.1
  Residential CMOs                           2,383.9      167.6             2.2    2,549.3
                                           ---------     ------           -----  ---------
Total Residential mortgage-
  backed securities                          2,940.6      266.8             4.0    3,203.4

Commercial/Multifamily mortgage-
 backed securities                             741.9       32.3             0.2      774.0
                                           ---------     ------           -----  ---------
Total Mortgage-backed securities             3,682.5      299.1             4.2    3,977.4

Other asset-backed securities                  961.2       35.5             0.5      996.2
                                           ---------     ------           -----  ---------
Total debt securities available for sale   $11,923.7     $811.6           $14.5  $12,720.8
                                           ---------     ------           -----  ---------
                                           ---------     ------           -----  ---------

                                    (30)

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2. Investments (Continued)

   Investments in debt securities available for sale as of December 31, 1994 were as follows:


                                                          Gross        Gross
                                           Amortized   Unrealized    Unrealized    Fair
                                             Cost         Gains       Losses      Value
                                           ---------   -----------   ---------    -----
                                                             (millions)

U.S. Treasury securities and obligations
 of U.S. government agencies and
 corporations                              $ 1,396.1        $ 2.0      $ 84.2    $ 1,313.9

Obligations of states and political
 subdivisions                                   37.9          1.2          --         39.1

U.S. Corporate securities:
 Financial                                   2,216.9          3.8       109.4      2,111.3
 Utilities                                     100.1           --         7.9         92.2
 Other                                       1,344.3          6.0        67.9      1,282.4
                                           ---------       ------      ------    ---------
Total U.S. Corporate securities              3,661.3          9.8       185.2      3,485.9

Foreign securities:
 Government                                    434.4          1.2        33.9        401.7
 Financial                                     368.2          1.1        23.0        346.3
 Utilities                                     204.4          2.5         9.5        197.4
 Other                                          46.3          0.8         1.5         45.6
                                           ---------       ------      ------    ---------
Total Foreign securities                     1,053.3          5.6        67.9        991.0

Residential mortgage-backed securities:
 Residential pass-throughs                     627.1         81.5         5.0        703.6
 Residential CMOs                            2,671.0         32.9       139.4      2,564.5
                                           ---------       ------      ------    ---------
Total Residential mortgage-
 backed securities                           3,298.1        114.4       144.4      3,268.1

Commercial/Multifamily mortgage-
 backed securities                             435.0          0.2        21.3        413.9
                                           ---------       ------      ------    ---------
Total Mortgage-backed securities             3,733.1        114.6       165.7      3,682.0

Other asset-backed securities                  696.1          0.2        16.8        679.5
                                           ---------       ------      ------    ---------

Total debt securities available for sale   $10,577.8       $133.4      $519.8    $10,191.4
                                           ---------       ------      ------    ---------
                                           ---------       ------      ------    ---------


                                    (31)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

2. Investments (Continued)

   At December 31, 1995 and 1994, net unrealized appreciation (depreciation) of $797.1 million and $(386.4) million, respectively, on available for sale debt securities included $619.1 million and $(308.6) million, respectively, related to experience-rated contractholders, which were not included in shareholder's equity.

   The amortized cost and fair value of debt securities for the year ended December 31, 1995 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                          Amortized              Fair
                                            Cost                 Value
                                          ---------              ------
                                                    (millions)
  Due to mature:
   One year or less                      $   348.8             $   351.1
   After one year through five years       2,100.2               2,159.5
   After  five years through ten years     2,516.0               2,663.4
   After ten years                         2,315.0               2,573.2
   Mortgage-backed securities              3,682.5               3,977.4
   Other asset-backed securities             961.2                 996.2
                                         ---------             ---------
       Total                             $11,923.7             $12,720.8
                                         ---------             ---------
                                         ---------             ---------

   The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Cash collateral, which is in excess of the market value of the loaned securities, is deposited by the borrower with a lending agent, and retained and invested by the lending agent to generate additional income for the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value fluctuates. At December 31, 1995, the Company had loaned securities (which are reflected as invested assets on the Consolidated Balance Sheets) with a market value of approximately $264.5 million.

   At December 31, 1995 and 1994, debt securities carried at $7.4 million and $7.0 million, respectively, were on deposit as required by regulatory authorities.

   The valuation reserve for mortgage loans was $3.1 million at December 31, 1994. There was no valuation reserve for mortgage loans at December 31, 1995. The carrying value of non-income producing investments was $0.1 million and $0.2 million at December 31, 1995 and 1994, respectively.

                                    (32)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
       (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

           Notes to Consolidated Financial Statements (Continued)

2. Investments (Continued)

   Investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1995 are as follows:

  Debt Securities                                 Amortized    Fair
                                                    Cost       Value
                                                  ---------    ------
                                                       (millions)

  General Electric Corporation                     $314.9      $329.3
  General Motors Corporation                        273.9       284.5
  Associates Corporation of North America           230.2       239.1
  Society National Bank                             203.5       222.3
  Ciesco, L.P.                                      194.9       194.9
  Countrywide Funding                               171.2       172.7
  Baxter International                              168.9       168.9
  Time Warner                                       158.6       166.1
  Ford Motor Company                                156.7       162.6

   The portfolio of debt securities at December 31, 1995 and 1994 included $662.5 million and $318.3 million, respectively, (5% and 3%, respectively, of the debt securities) of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB-/Baa3, by Standard & Poors/Moody's Investor Services, respectively. The increase in below investment grade securities is the result of a change in investment strategy, which has reduced the Company's holdings in residential mortgage-back securities and increased the Company's holdings in corporate securities. Residential mortgage-back securities are subject to higher prepayment risk and lower credit risk, while corporate securities earning a comparable yield are subject to higher credit risk and lower prepayment risk. We expect the percentage of below investment grade securities will increase in 1996, but we expect that the overall average quality of the portfolio of debt securities will remain at AA-. Of these below investment grade assets, $14.5 million and $31.8 million, at December 31, 1995 and 1994, respectively, were investments that were purchased at investment grade, but whose ratings have since been downgraded.

   Included in residential mortgage-back securities are collateralized mortgage obligations ("CMOs") with carrying values of $2.5 billion and $2.6 billion at December 31, 1995 and 1994, respectively. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the CMOs would be subject to repayments of principal earlier or later than originally anticipated. At December 31, 1995 and 1994, approximately 79% and 85%, respectively, of the Company's CMO holdings consisted of sequential and planned amortization class debt securities which are subject to less prepayment and extension risk than other CMO instruments. At December 31, 1995 and 1994, approximately 81% and 82%, respectively, of the Company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest was backed by specified government agencies (e.g., GNMA, FNMA, FHLMC).

                                    (33)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
       (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

2. Investments (Continued)

   If due to declining interest rates, principal was to be repaid earlier than originally anticipated, the Company could be affected by a decrease in investment income due to the reinvestment of these funds at a lower interest rate. Such prepayments may result in a duration mismatch between assets and liabilities which could be corrected as cash from prepayments could be reinvested at an appropriate duration to adjust the mismatch.

   Conversely, if due to increasing interest rates, principal was to be repaid slower than originally anticipated, the Company could be affected by a decrease in cash flow which reduces the ability to reinvest expected principal repayments at higher interest rates. Such slower payments may result in a duration mismatch between assets and liabilities which could be corrected as available cash flow could be reinvested at an appropriate duration to adjust the mismatch.

   At December 31, 1995 and 1994, approximately 3% and 4%, respectively, of the Company's CMO holdings consisted of interest-only strips ("IOs") or principal-only strips ("POs"). IOs receive payments of interest and POs receive payments of principal on the underlying pool of mortgages. The risk inherent in holding POs is extension risk related to dramatic increases in interest rates whereby the future payments due on POs could be repaid much slower than originally anticipated. The extension risks inherent in holding POs was mitigated somewhat by offsetting positions in IOs. During dramatic increases in interest rates, IOs would generate more future payments than originally anticipated.

   The risk inherent in holding IOs is prepayment risk related to dramatic decreases in interest rates whereby future IO cash flows could be much less than originally anticipated and in some cases could be less than the original cost of the IO. The risks inherent in IOs are mitigated somewhat by holding offsetting positions in POs. During dramatic decreases in interest rates POs would generate future cash flows much quicker than originally anticipated.

   Investments in available for sale equity securities were as follows:

                                      Gross          Gross        Fair
                           Cost     Unrealized     Unrealized     Value
                                      Gains          Losses
                           ----     ----------     ----------     -----
                                              (millions)
   1995
   ----
   Equity Securities      $231.6      $27.2            $1.2      $257.6
                          ------      -----            ----      ------
                          ------      -----            ----      ------
   1994
   ----
   Equity Securities      $230.5      $ 6.5            $7.9      $229.1
                          ------      -----            ----      ------
                          ------      -----            ----      ------

                                    (34)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

3. Capital Gains and Losses on Investment Operations

   Realized capital gains or losses are the difference between proceeds received from investments sold or prepaid, and amortized cost. Net realized capital gains as reflected in the Consolidated Statements of Income are after deductions for net realized capital gains (losses) allocated to experience-rated contracts of $61.1 million, $(29.1) million and $(54.8) million for the years ended December 31, 1995, 1994, and 1993, respectively. Net realized capital gains (losses) allocated to experience-rated contracts are deferred and subsequently reflected in credited rates on an amortized basis. Net unamortized gains (losses), reflected as a component of Policyholders' Funds Left With the Company, were $7.3 million and $(50.7) million at the end of December 31, 1995 and 1994, respectively.

   Changes to the mortgage loan valuation reserve and writedowns on debt securities are included in net realized capital gains (losses) and amounted to $3.1 million, $1.1 million and $(98.5) million, of which $2.2 million, $0.8 million and $(91.5) million were allocable to experience-rated contractholders, for the years ended December 31, 1995, 1994 and 1993, respectively. The 1993 losses were primarily related to writedowns of interest-only mortgage-backed securities to their fair value.

   Net realized capital gains (losses) on investments, net of amounts allocated to experience-rated contracts, were as follows:

                                       1995        1994      1993
                                       ----        ----      ----
                                               (millions)

   Debt securities                     $32.8       $1.0      $9.6
   Equity securities                     8.3        0.2       0.1
   Mortgage loans                        0.2        0.3      (0.2)
                                       -----       ----     ------
   Pretax realized capital gains       $41.3       $1.5      $9.5
                                       -----       ----     ------
                                       -----       ----     ------

   After-tax realized capital gains    $25.8       $1.0     $ 6.2
                                       -----       ----     ------
                                       -----       ----     ------

   Gross gains of $44.6 million, $26.6 million and $33.3 million and gross losses of $11.8 million, $25.6 million and $23.7 million were realized from the sales of investments in debt securities in 1995, 1994 and 1993, respectively.

                                    (35)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

3. Capital Gains and Losses on Investment Operations (Continued)

   Changes in unrealized capital gains (losses), excluding changes in unrealized capital gains (losses) related to experience-rated contracts, for the years ended December 31, were as follows:

                                                1995      1994     1993
                                                ----      ----     ----
                                                         (millions)

   Debt securities                             $255.9  $(242.1)   $164.3
   Equity securities                             27.3    (13.3)     10.6
   Limited partnership                            1.8     (1.8)       --
                                               ------  --------   ------
                                                285.0   (257.2)    174.9

   Deferred federal income taxes (See Note 6)   (36.5)    46.3      61.2
                                               ------  --------   ------

   Net change in unrealized capital
   gains (losses)
                                               $321.5  $(303.5)   $113.7
                                               ------  --------   ------
                                               ------  --------   ------

   Net unrealized capital gains (losses) allocable to experience-rated contracts of $515.0 million and $104.1 million at December 31, 1995 and $(260.9) million and $(47.7) million at December 31, 1994 are reflected on the Consolidated Balance Sheet in Policyholders' Funds Left With the Company and Future Policy Benefits, respectively, and are not included in shareholder's equity.

   Shareholder's equity included the following unrealized capital gains (losses), which are net of amounts allocable to experience-rated contractholders, at December 31:

                                                1995      1994     1993
                                                ----      ----     ----
                                                         (millions)


    Debt securities
       Gross unrealized capital gains          $179.3    $  27.4   $164.3
       Gross unrealized capital losses           (1.3)    (105.2)      --
                                               ------    -------   ------
                                                178.0      (77.8)   164.3
                                               ------    -------   ------
    Equity securities
       Gross unrealized capital gains            27.2        6.5     12.0
       Gross unrealized capital losses           (1.2)      (7.9)    (0.1)
                                               ------    -------   ------
                                                 26.0       (1.4)    11.9
    Limited Partnership
       Gross unrealized capital gains              --         --       --
       Gross unrealized capital losses             --       (1.8)      --
                                               ------    -------   ------
                                                   --       (1.8)      --

    Deferred federal income taxes (See Note 6)   71.5      108.0     61.7
                                               ------    -------   ------

    Net unrealized capital gains (losses)      $132.5    $(189.0)  $114.5
                                               ------    -------   ------
                                               ------    -------   ------

                                    (36)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

4. Net Investment Income

   Sources of net investment income were as follows:

                                                1995      1994     1993
                                                ----      ----     ----
                                                         (millions)

  Debt securities                              $891.5    $823.9    $828.0
  Preferred stock                                 4.2       3.9       2.3
  Investment in affiliated mutual funds          14.9       5.2       2.9
  Mortgage loans                                  1.4       1.4       1.5
  Policy loans                                   13.7      11.5      10.8
  Reinsurance loan to affiliate                  46.5      51.5      53.3
  Cash equivalents                               38.9      29.5      16.8
  Other                                           8.4       6.7       7.7
                                             --------    ------    ------
  Gross investment income                     1,019.5     933.6     923.3
  Less investment expenses                      (15.2)    (16.4)    (11.4)
                                             --------    ------    ------
  Net investment income                      $1,004.3    $917.2    $911.9
                                             --------    ------    ------
                                             --------    ------    ------

   Net investment income includes amounts allocable to experience-rated contractholders of $744.2 million, $677.1 million and $661.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. Interest credited to contractholders is included in Current and Future Benefits.

5. Dividend Restrictions and Shareholder's Equity

   The Company distributed $2.9 million in the form of dividends of two of its subsidiaries, SBA and AISI, to Aetna Retirement Services, Inc. in 1995.

   The amount of dividends that may be paid to the shareholder in 1996 without prior approval by the Insurance Commissioner of the State of Connecticut is $70.0 million.

   The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's equity those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $70.0 million, $64.9 million and $77.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. Statutory shareholder's equity was $670.7 million and $615.0 million as of December 31, 1995 and 1994, respectively.

   At December 31, 1995 and December 31, 1994, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that, individually or in the aggregate, materially affect statutory shareholder's equity.

                                    (37)

        AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
      (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

6. Federal Income Taxes

   The Company is included in the consolidated federal income tax return of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes in the consolidated return.

   In August 1993, the Omnibus Budget Reconciliation Act of 1993 (OBRA) was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35% retroactive to January 1, 1993. The enactment of OBRA resulted in an increase in the deferred tax liability of $3.4 million at date of enactment, which is included in the 1993 deferred tax expense.

   Components of income tax expense (benefits) were as follows:

                                                1995      1994     1993
                                                ----      ----     ----
                                                         (millions)
   Current taxes (benefits):
    Income from operations                    $ 82.9     $ 78.7    $ 87.1
    Net realized capital gains                  28.5      (33.2)     18.1
                                              ------     ------    ------
                                               111.4       45.5     105.2
                                              ------     ------    ------
   Deferred taxes (benefits):
    Income from operations                     (14.4)      (8.0)    (14.2)
    Net realized capital gains                 (12.9)      33.7     (14.8)
                                              ------     ------    ------
                                               (27.3)      25.7     (29.0)
                                              ------     ------    ------
       Total                                  $ 84.1     $ 71.2    $ 76.2
                                              ------     ------    ------
                                              ------     ------    ------

   Income tax expense was different from the amount computed by applying the federal income tax rate to income before federal income taxes for the following reasons:

                                                1995      1994     1993
                                                ----      ----     ----
                                                         (millions)

   Income before federal income taxes          $260.0    $216.5    $219.1
   Tax rate                                        35%       35%       35%
   Application of the tax rate                   91.0      75.8      76.7
                                               ------    ------    ------
   Tax effect of:
    Excludable dividends                         (9.3)     (8.6)     (8.7)
    Tax reserve adjustments                       3.9       2.9       4.7
    Reinsurance transaction                      (0.5)      1.9      (0.2)
    Tax rate change on deferred liabilities        --        --       3.7
    Other, net                                   (1.0)     (0.8)       --
                                               ------    ------    ------
      Income tax expense                       $ 84.1    $ 71.2    $ 76.2
                                               ------    ------    ------
                                               ------    ------    ------

                                    (38)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

6. Federal Income Taxes (Continued)

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                 1995        1994
                                                 ----        ----
   Deferred tax assets:                             (millions)
     Insurance reserves                         $290.4     $211.5
     Net unrealized capital losses                  --      136.3
     Unrealized gains allocable to
      experience-rated contracts                 216.7         --
     Investment losses not currently
      deductible                                   7.3       15.5
     Postretirement benefits other than
      pensions                                     7.7        8.4
     Other                                        32.0       28.3
                                                ------     ------
   Total gross assets                            554.1      400.0
   Less valuation allowance                         --      136.3
                                                ------     ------
     Deferred tax assets, net of valuation       554.1      263.7


   Deferred tax liabilities:
     Deferred policy acquisition costs           433.0      385.2
     Unrealized losses allocable to
      experience-rated contracts                    --      108.0
     Market discount                               4.4        3.6
     Net unrealized capital gains                288.2         --
     Other                                        (1.9)       0.4
                                                ------     ------
   Total gross liabilities                       723.7      497.2
                                                ------     ------
   Net deferred tax liability                   $169.6     $233.5
                                                ------     ------
                                                ------     ------

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. At December 31, 1994, $81.0 million of net unrealized capital losses were reflected in shareholder's equity without deferred tax benefits. As of December 31, 1995, no valuation allowance was required for unrealized capital gains and losses. The reversal of the valuation allowance had no impact on net income in 1995.

   The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 1995. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes the conditions under which such taxes would become payable are remote.

                                    (39)

       AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
    (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

        Notes to Consolidated Financial Statements (Continued)

6. Federal Income Taxes (Continued)

   The Internal Revenue Service ("Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1986. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such challenges. The Service has commenced its examinations for the years 1987 through 1990.

7. Benefit Plans

   Employee Pension Plans - The Company, in conjunction with Aetna, has non-contributory defined benefit pension plans covering substantially all employees. The plans provide pension benefits based on years of service and average annual compensation (measured over sixty consecutive months of highest earnings in a 120 month period). Contributions are determined using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to the amounts that are currently deductible for tax reporting purposes. The accumulated benefit obligation and plan assets are recorded by Aetna. The accumulated plan assets exceed accumulated plan benefits. There has been no funding to the plan for the years 1993 through 1995, and therefore, no expense has been recorded by the Company.

   Agent Pension Plans - The Company, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. The accumulated plan assets exceed accumulated plan benefits. There has been no funding to the plan for the years 1993 through 1995, and therefore, no expense has been recorded by the Company.

   Employee Postretirement Benefits - In addition to providing pension benefits, Aetna also provides certain postretirement health care and life insurance benefits, subject to certain caps, for retired employees. Medical and dental benefits are offered to all full-time employees retiring at age 50 with at least 15 years of service or at age 65 with at least 10 years of service. Retirees are required to contribute to the plans based on their years of service with Aetna.

   The cost to the Company associated with the Aetna postretirement plans for 1995, 1994 and 1993 were $1.4 million, $1.0 million and $0.8 million, respectively.

   Agent Postretirement Benefits - The Company, in conjunction with Aetna, also provides certain postemployment health care and life insurance benefits for certain agents.

   The cost to the Company associated to the agents' postretirement plans for 1995, 1994 and 1993 were $0.8 million, $0.7 million and $0.6 million, respectively.

   Incentive Savings Plan - Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna. Pretax charges to operations for the incentive savings plan were $4.9 million, $3.3 million and $3.1 million in 1995, 1994 and 1993, respectively.

                                    (40)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

7. Benefit Plans (Continued)

   Stock Plans - Aetna has a stock incentive plan that provides for stock options and deferred contingent common stock or cash awards to certain key employees. Aetna also has a stock option plan under which executive and middle management employees of Aetna may be granted options to purchase common stock of Aetna at the market price on the date of grant or, in connection with certain business combinations, may be granted options to purchase common stock on different terms. The cost to the Company associated with the Aetna stock plans for 1995, 1994 and 1993, was $6.3 million, $1.7 million and $0.4 million, respectively.

8. Related Party Transactions

   The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, ranges, depending on the product, from .25% to 1.80% of their average daily net assets. The Company also receives fees from the variable life and annuity mutual funds and The Aetna Series Fund for serving as investment adviser. Under the advisory agreements, the Funds pay the Company a daily fee which, on an annual basis, ranges, depending on the fund, from .25% to 1.00% of their average daily net assets. The advisory agreements also call for the variable funds to pay their own administrative expenses and for The Aetna Series Fund to pay certain administrative expenses. The Company also receives fees (expressed as a percentage of the average daily net assets) from The Aetna Series Fund for providing administration, shareholder services and promoting sales. The amount of compensation and fees received from the Separate Accounts and Funds, included in Charges Assessed Against Policyholders, amounted to $128.1 million, $104.6 million and $93.6 million in 1995, 1994 and 1993, respectively. The Company may waive advisory fees at its discretion.

   The Company may, from time to time, make reimbursements to a Fund for some or all of its operating expenses. Reimbursement arrangements may be terminated at any time without notice.

                                      (41)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

8. Related Party Transactions (Continued)

   Since 1981, all domestic individual non-participating life insurance of Aetna and its subsidiaries has been issued by the Company. Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. A $108.0 million commission, paid by the Company to Aetna Life in 1988, was capitalized as deferred policy acquisition costs. The Company maintained insurance reserves of $655.5 million and $690.3 million as of December 31, 1995 and 1994, respectively, relating to the business assumed. In consideration for the assumption of this business, a loan was established relating to the assets held by Aetna Life which support the insurance reserves. The loan is being reduced in accordance with the decrease in the reserves. The fair value of this loan was $663.5 million and $630.3 million as of December 31, 1995 and 1994, respectively, and is based upon the fair value of the underlying assets. Premiums of $28.0 million, $32.8 million and $33.3 million and current and future benefits of $43.0 million, $43.8 million and $55.4 million were assumed in 1995, 1994 and 1993, respectively.

   Investment income of $46.5 million, $51.5 million and $53.3 million was generated from the reinsurance loan to affiliate in 1995, 1994 and 1993, respectively. Net income of approximately $18.4 million, $25.1 million and $13.6 million resulted from this agreement in 1995, 1994 and 1993, respectively.

   On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company also is responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $28.0 million and $24.2 million were maintained for this contract as of December 31, 1995 and 1994, respectively.

   Effective February 1, 1992, the Company increased its retention limit per individual life to $2.0 million and entered into a reinsurance agreement with Aetna Life to reinsure amounts in excess of this limit, up to a maximum of $8.0 million on any new individual life business, on a yearly renewable term basis. Premium amounts related to this agreement were $3.2 million, $1.3 million and $0.6 million for 1995, 1994 and 1993, respectively.

   The Company received no capital contributions in 1995, 1994 or 1993.

   The Company distributed $2.9 million in the form of dividends of two of its subsidiaries, SBA and AISI, to Aetna Retirement Services, Inc. in 1995.

   Premiums due and other receivables include $5.7 million and $27.6 million due from affiliates in 1995 and 1994, respectively. Other liabilities include $12.4 million and $27.9 million due to affiliates for 1995 and 1994, respectively.

                                    (42)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

8. Related Party Transactions (Continued)

   Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of service provided.

9. Reinsurance

   The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business.
   Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverables deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets.

   The following table includes premium amounts ceded/assumed to/from affiliated companies as discussed in Note 8 above.

                                        Ceded to     Assumed
                             Direct       Other    from Other       Net
                             Amount     Companies   Companies      Amount
                             ------     ---------  ----------      ------
                                           (millions)
          1995
          ----

  Premiums:
    Life Insurance           $ 28.8       $ 8.6       $28.0      $ 48.2
    Accident and Health         7.5         7.5          --          --
     Insurance
    Annuities                  82.1          --         0.5        82.6
                             ---------------------------------------------
     Total earned premiums   $118.4       $16.1       $28.5      $130.8
                             ---------------------------------------------
                             ---------------------------------------------

          1994
          ----

  Premiums:
    Life Insurance           $ 27.3       $ 6.0       $32.8      $ 54.1
    Accident and Health         9.3         9.3          --          --
     Insurance
    Annuities                  69.9          --         0.2        70.1
                             ---------------------------------------------
     Total earned premiums   $106.5       $15.3       $33.0      $124.2
                             ---------------------------------------------
                             ---------------------------------------------

          1993
          ----

  Premiums:
    Life Insurance            $22.4      $ 5.6        $33.3      $ 50.1
    Accident and Health        12.9       12.9           --          --
     Insurance
    Annuities                  31.3         --          0.7        32.0
                             ---------------------------------------------
     Total earned premiums    $66.6      $18.5        $34.0       $82.1
                             ---------------------------------------------

                                    (43)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

10. Financial Instruments

    ESTIMATED FAIR VALUE

    The carrying values and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 were as follows:

                                              1995                     1994
                                      -----------------          ---------------
                                      Carrying   Fair          Carrying   Fair
                                       Value     Value           Value    Value
                                       -----     -----           -----    -----
                                                     (millions)
Assets:
    Cash and cash equivalents       $   568.8   $   568.8   $   623.3  $   623.3
    Short-term investments               15.1        15.1        98.0       98.0
    Debt securities                  12,720.8    12,720.8    10,191.4   10,191.4
    Equity securities                   257.6       257.6       229.1      229.1
    Limited partnership                    --          --        24.4       24.4
    Mortgage loans                       21.2        21.9         9.9        9.9
Liabilities:
    Investment contract liabilities:
        With a fixed maturity           989.1     1,001.2       826.7      833.5
        Without a fixed maturity      9,511.0     9,298.4     8,122.6    7,918.2


  Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument. In evaluating the Company's management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration, not only those above.

  The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

  SHORT-TERM INSTRUMENTS: Fair values are based on quoted market prices or dealer quotations. Where quoted market prices are not available, the carrying amounts reported in the Consolidated Balance Sheets approximates fair value. Short-term instruments have a maturity date of one year or less and include cash and cash equivalents, and short-term investments.

                                    (44)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

10. Financial Instruments (Continued)

    DEBT AND EQUITY SECURITIES: Fair values are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair value is estimated by using quoted market prices for similar securities or discounted cash flow methods.

    MORTGAGE LOANS: Fair value is estimated by discounting expected mortgage loan cash flows at market rates which reflect the rates at which similar loans would be made to similar borrowers. The rates reflect management's assessment of the credit quality and the remaining duration of the loans. The fair value estimate of mortgage loans of lower quality, including problem and restructured loans, is based on the estimated fair value of the underlying collateral.

    INVESTMENT CONTRACT LIABILITIES (INCLUDED IN POLICYHOLDERS' FUNDS LEFT WITH THE COMPANY):

    WITH A FIXED MATURITY: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

    WITHOUT A FIXED MATURITY: Fair value is estimated as the amount payable to the contractholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (INCLUDING DERIVATIVE FINANCIAL INSTRUMENTS)

    During 1995, the Company received $0.4 million for writing call options on underlying securities. As of December 31, 1995 there were no option contracts outstanding.

    At December 31, 1995, the Company had a forward swap agreement with a notional amount of $100.0 million and a fair value of $0.1 million.

    The Company did not have transactions in derivative instruments in 1994.

                                    (45)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

10. Financial Instruments (Continued)

    The Company also holds investments in certain debt and equity securities with derivative characteristics (i.e., including the fact that their market value is at least partially determined by, among other things, levels of or changes in interest rates, prepayment rates, equity markets or credit ratings/spreads). The amortized cost and fair value of these securities, included in the $13.4 billion investment portfolio, as of December 31, 1995 was as follows:

                                             Amortized       Fair
   (Millions)                                  Cost          Value
                                             ---------       -----

   Collateralized mortgage obligations        $2,383.9     $2,549.3

     Principal-only strips (included above)       38.7         50.0

     Interest-only strips (included above)        10.7         20.7

   Structured Notes (1)                           95.0        100.3

  (1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.

11. Commitments and Contingent Liabilities

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 1995, the Company had commitments to purchase investments of $31.4 million. The fair value of the investments at December 31, 1995 approximated $31.5 million. There were no outstanding forward commitments at December 31, 1994.

    LITIGATION

    There were no material legal proceedings pending against the Company as of December 31, 1995 or December 31, 1994 which were beyond the ordinary course of business. The Company is involved in lawsuits arising, for the most part, in the ordinary course of its business operations as an insurer.

                                    (46)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

          Notes to Consolidated Financial Statements (Continued)

12. Segment Information

    The Company's operations are reported through two major business segments: Life Insurance and Financial Services.

    Summarized financial information for the Company's principal operations was as follows:


 (Millions)                                     1995      1994       1993
-----------------------------------------------------------------------------

Revenue:
  Financial services                         $ 1,129.4   $   946.1  $   892.8
  Life insurance                                 407.9       386.1      371.7
                                             ---------------------------------
      Total revenue                          $ 1,537.3   $ 1,332.2  $ 1,264.5
------------------------------------------------------------------------------
Income before federal income taxes:
    Financial services                       $   158.0    $  119.7  $   121.1
    Life insurance                               102.0        96.8       98.0
                                             ---------------------------------
     Total income before federal             $   260.0    $  216.5  $   219.1
      income taxes
-----------------------------------------------------------------------------
Net income:
    Financial services                       $   113.8    $   85.5  $    86.8
    Life insurance                                62.1        59.8       56.1
                                             ---------------------------------
Net income                                   $   175.9    $  145.3  $   142.9
-----------------------------------------------------------------------------

 (Millions)                                     1995       1994       1993

Assets under management, at fair value:
    Financial services
                                             $23,224.3   $17,785.2  $16,600.5
    Life insurance                             2,698.1     2,171.7    2,175.5
-----------------------------------------------------------------------------
   Total assets under management             $25,922.4   $19,956.9  $18,776.0
-----------------------------------------------------------------------------

                                    (47)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                  PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial statements.  See Item 8 on Page 19.
     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 51.
     3. Exhibits:

        3(a) Certificate of Incorporation

             Incorporated herein by reference to post-effective amendment No. 58 to Registration Statement on Form N-4 (File No. 2-52449) as filed with the Securities and Exchange Commission on February 28, 1994.

        3(b) By-Laws

             Incorporated herein by reference to post-effective amendment No. 58 to Registration Statement on Form N-4 (File No. 2-52449) as filed with the Securities and Exchange Commission on February 28, 1994.

        4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

             Incorporated herein by reference to Form S-1, File No. 33-42555, as amended, originally filed with the Securities and Exchange Commission on January 4, 1989 and most recently amended and filed on April 4, 1995.

             Incorporated herein by reference to Form S-1, File No. 33-34583, as amended, originally filed with the Securities and Exchange Commission on January 4, 1989 and most recently amended and filed on April 4, 1995.

             Incorporated herein by reference to Form N-4, File No. 2-52448, as amended and filed most recently on April 28, 1995.

             Incorporated herein by reference to Form N-4, File No. 33-34370, as amended and filed most recently on February 27, 1996.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-81216, as amended and filed most recently on August 21, 1995.

             Incorporated herein by reference to Registration Statement
             Form N-4, File No. 33-88722, as amended and filed most recently on November 30, 1995.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75954, as amended and filed most recently on April 28, 1995.

                                    (48)

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K (Continued)

        4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts) (Continued)

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75996, as amended and filed most recently on February 16, 1996.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75956, as amended and filed most recently on April 28, 1995.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 2-52449, as amended and filed most recently on February 28, 1996.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75988, as amended and filed most recently on February 22, 1996.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75976, as amended and filed most recently on May 19, 1995.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75984, as amended and filed most recently on April 28, 1995.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-79122, as amended and filed most recently on August 16, 1995.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-62473, as amended and filed most recently on February 16, 1996.

             Incorporated herein by reference to Registration Statement on Form N-4, File No. 333-01107, as filed on February 21, 1996.

             Incorporated herein by reference to Registration Statement on Form S-2, File No. 33-64331, as filed on November 16, 1995.

             Incorporated herein by reference to Pre-Effective Amendment
             No. 2 to Registration Statement on Form S-2, File No. 33-64331, as filed on January 17, 1996.

        10 Material Contracts (Management contracts/compensatory plans or arrangements)

             * The 1984 Stock Option Plan of Aetna Life and Casualty Company and the amendments thereto; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993.
             Commission File Number 1-5704

             * Aetna Life and Casualty Company's Supplemental Incentive Savings Plan; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993. Commission File Number 1-5704

                                    (49)

Item 14. Exhibits, Consolidated Financial Statement Schedules and
         Reports on Form 8-K (Continued)

        10 Material Contracts (Management contracts/compensatory plans or arrangements) (Continued)

             * Aetna Life and Casualty Company's Supplemental Pension Benefit Plan; incorporated by reference to Aetna Life and Casualty Company's 1992 Form 10-K, filed on March 17, 1993. Commission File Number 1-5704

             * Aetna Life and Casualty Company's 1986 Management Incentive Plan as amended effective February 25, 1994; incorporated by reference to Aetna Life and Casualty Company's 1993
             Form 10-K, filed on March 18, 1994.
             Commission File Number 1-5704

             * Aetna Life and Casualty Company's 1994 Stock Incentive Plan; incorporated by reference to 1994 Proxy Statement of Aetna Life and Casualty Company.

             * Management contract or compensatory plan or arrangement

        21   Subsidiaries of the Registrant Incorporated by reference to
             Exhibit Item 26 to Registration Statement on Form N-4
             (File Number 33-75982) as filed on February 20, 1996.

        24   Power of Attorney

             Filed herein immediately after Signature page.

        27   Financial Data Schedule

        Exhibits other than these listed are omitted because they are not required or not applicable.

(b) Reports on Form 8-K.

    None.

                                    (50)

    Index to Consolidated Financial Statement Schedules

                                                                Page
                                                                ----


    Independent Auditors' Report                                   52

    I.    Summary of Investments - Other than Investments in
          Affiliates as of December 31, 1995                       53

    III.  Supplementary Insurance Information as of and for the
          years ended December 31, 1995, 1994, 1993                54

    IV.   Reinsurance for the years ended December 31, 1995,
          1994, 1993                                               55


    Schedules other than those listed above are omitted because they are not required or are not applicable.




                                    (51)

                         INDEPENDENT AUDITORS' REPORT


The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


Under date of February 6, 1996, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995, as included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for certain investments in debt and equity securities.


/s/ KPMG Peat Marwick LLP

Hartford, Connecticut
February 6, 1996

                                     (52)

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
           (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                                  Schedule I

           Summary of Investments - Other than Investments in Affiliates


                                December 31, 1995


                                                                                        Amount at
                                                                                       Which Shown
                                                                                         in the
      Type of Investment                                  Cost           Value*       Balance Sheet
      ------------------                                  ----           ------       -------------
                                                                       (millions)

Debt Securities:
  U.S. Treasury securities and obligations
   of U.S. government agencies and corporations         $   539.5       $   587.0       $   587.0

  Obligations of states and political subdivisions           41.4            53.8            53.8
  U.S. Corporate securities                               5,396.5         5,689.8         5,689.8
  Foreign securities (1)                                  1,302.6         1,416.6         1,416.6
  Residential mortgage-backed securities                  2,940.6         3,203.4         3,203.4
  Commercial/Multifamily mortgage-backed securities         741.9           774.0           774.0
  Other asset-backed securities                             961.2           996.2           996.2
                                                        ---------       ---------       ---------
     Total debt securities                               11,923.7        12,720.8        12,720.8
                                                        ---------       ---------       ---------

Equity securities:
  Non-redeemable preferred stocks                            51.3            57.6            57.6
  Investment in affiliated mutual funds                     173.4           191.8           191.8
  Common stock                                                6.9             8.2             8.2
                                                        ---------       ---------       ---------
    Total equity securities                                 231.6           257.6           257.6
                                                        ---------       ---------       ---------
Short-term investments                                       15.1       ---------            15.1
Mortgage loans                                               21.2                            21.2
Policy loans                                                338.6                           338.6
                                                        ---------                       ---------
    Total investments                                   $12,530.2                       $13,353.3
                                                        ---------                       ---------
                                                        ---------                       ---------

  * See Notes 1, 2 and 10 to the Consolidated Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. All of the Company's foreign securities are denominated in U.S. dollars.


                                     (53)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                                Schedule III

                     Supplementary Insurance Information

         As of and for the years ended December 31, 1995, 1994 and 1993




(Millions)

                      Deferred                      Unpaid                          Policyholders'
                       policy         Future        claims                            funds left                      Net
                    acquisition       policy       and claim      Unearned             with the        Premium     investment
   Segment             costs         benefits      expenses       premiums             company         revenue     income (1)
-------------------------------------------------------------------------------------------------------------------------------
1995
----
Financial Services   $  602.5       $1,018.9       $ 1.0           $ -                $10,483.3          $ 82.6     $  823.3
Life Insurance          738.8        2,574.3        26.2            1.4                    16.8            48.2        181.0
                     ----------------------------------------------------------------------------------------------------------
     Total           $1,341.3       $3,593.2       $27.2           $1.4               $10,500.1          $130.8     $1,004.3
                     ----------------------------------------------------------------------------------------------------------
                     ----------------------------------------------------------------------------------------------------------

1994
----
Financial Services   $  516.8       $  773.7       $ 1.4          $ -                 $ 8,942.9          $ 70.2     $  745.9
Life Insurance          647.5        2,137.3        22.4           1.7                      6.4            54.0        171.3
                     ----------------------------------------------------------------------------------------------------------
     Total           $1,164.3       $2,911.0       $23.8          $1.7                $ 8,949.3          $124.2     $  917.2
                     ----------------------------------------------------------------------------------------------------------
                     ----------------------------------------------------------------------------------------------------------

1993
----
Financial Services   $  440.8       $  720.3       $ 1.2           $ -                $ 8,898.8          $ 32.0     $  739.2
Life Insurance          610.8        2,109.3        26.0            1.7                     6.2            50.1        172.7
                     ----------------------------------------------------------------------------------------------------------
     Total           $1,051.6       $2,829.6       $27.2           $1.7               $ 8,905.0          $ 82.1     $  911.9
                     ----------------------------------------------------------------------------------------------------------
                     ----------------------------------------------------------------------------------------------------------


                                                           Amortization
                       Other income                         of deferred
                        (including         Current            policy            Other
                     realized capital     and future        acquisition       operating
                     gains and losses)     benefits            costs          expenses
---------------------------------------------------------------------------------------
1995
----
Financial Services    $223.6               $704.4            $10.5             $256.5
Life Insurance         178.6                210.9             32.8               62.2
                      -----------------------------------------------------------------
     Total            $402.2               $915.3            $43.3             $318.7
                     ------------------------------------------------------------------
                     ------------------------------------------------------------------


1994
----
Financial Services    $130.0               $639.9            $ 9.6             $176.9
Life Insurance         160.8                214.2             16.8               58.3
                      -----------------------------------------------------------------
     Total            $290.8               $854.1            $26.4             $235.2
                     ------------------------------------------------------------------
                     ------------------------------------------------------------------

1993
----
Financial Services    $121.6               $624.1            $(1.4)            $149.0
Life Insurance         148.9                194.3             21.2               58.2
                      -----------------------------------------------------------------
     Total            $270.5               $818.4            $19.8             $207.2
                     ------------------------------------------------------------------
                     ------------------------------------------------------------------

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.


                                     (54)

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
           (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                                 Schedule IV

                                 Reinsurance


For the years ended December 31,
(Millions)

                                                                                              Percentage
                                                     Ceded to       Assumed                    of Amount
                                       Direct          Other       from Other       Net        Assumed to
                                       Amount        Companies     Companies       Amount         Net
                                       ------        ---------     ----------      ------      ----------

  1995
  ----
Life insurance in force                $36,031.5     $1,846.8      $3,596.7        $37,781.4       9.5%
                                       -----------------------------------------------------
                                       -----------------------------------------------------
Premiums:
 Life Insurance                        $    28.8     $    8.6      $   28.0        $    48.2      58.1
 Accident and Health Insurance               7.5          7.5            -              -           -
 Annuities                                  82.1           -            0.5             82.6       0.6           -
                                       ------------------------------------------------------
  Total earned premiums                $   118.4     $   16.1      $   28.5        $   130.8      21.8
                                       -----------------------------------------------------
                                       -----------------------------------------------------

  1994
  ----
Life insurance in force                $32,184.3     $1,423.0      $2,677.8        $33,439.1       8.0%
                                       -----------------------------------------------------
                                       -----------------------------------------------------
Premiums:
 Life Insurance                        $    27.3     $    6.0      $   32.8        $    54.1      60.6
 Accident and Health Insurance               9.3          9.3            -              -           -
 Annuities                                  69.9           -            0.2             70.1       0.3           -
                                       -----------------------------------------------------
  Total earned premiums                $   106.5     $   15.3      $   33.0        $   124.2      26.6
                                       -----------------------------------------------------
                                       -----------------------------------------------------
  1993
  ----
Life insurance in force                $30,602.3     $1,210.2      $3,099.0        $32,491.1       9.5%
                                       -----------------------------------------------------
                                       -----------------------------------------------------
Premiums:
 Life Insurance                        $    22.4     $    5.6      $   33.3        $    50.1      66.5
 Accident and Health Insurance              12.9         12.9            -              -           -
 Annuities                                  31.3           -            0.7             32.0       2.2           -
                                       ------------------------------------------------------
  Total earned premiums                $    66.6     $   18.5      $   34.0        $    82.1      41.4
                                       -----------------------------------------------------
                                       -----------------------------------------------------


                                     (55)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                        (Registrant)

Date  March 29, 1996                By /s/  Eugene M. Trovato
                                       ---------------------------------
                                       Eugene M. Trovato
                                       Vice President, Treasurer, and
                                       Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.


  Signature                                  Title


 /s/ Daniel P. Kearney                 President and Director
--------------------------             (Principal Executive Officer)
 Daniel P. Kearney


 /s/ Timothy A. Holt                   Senior Vice President, Chief Financial
--------------------------             Officer, and Director
 Timothy A. Holt


 /s/ Christopher J. Burns              Senior Vice President and Director
--------------------------
 Christopher J. Burns


 /s/ Laura R. Estes                    Senior Vice President and Director
--------------------------
 Laura R. Estes


 /s/ John Y. Kim                       Senior Vice President and Director
--------------------------
 John Y. Kim


 /s/ Gail P. Johnson                   Vice President and Director
--------------------------
 Gail P. Johnson


 /s/ Shaun P. Mathews                  Vice President and Director
--------------------------
 Shaun P. Mathews


 /s/ Glen Salow                        Vice President and Director
--------------------------
 Glen Salow


 /s/ Creed R. Terry                    Vice President and Director
--------------------------
 Creed R. Terry


 /s/ Eugene M. Trovato                 Vice President, Treasurer, and Corporate
--------------------------             Controller
 Eugene M. Trovato


*By:   /s/ Susan E. Schechter
    ------------------------------------------
    Susan E. Schechter, Corporate Secretary
    and Counsel


                                     (56)

                                POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Susan E. Schechter and Eugene M. Trovato and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1995 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 29th day of March, 1996.


  Signature                                  Title


 /s/ Daniel P. Kearney                 President and Director
--------------------------             (Principal Executive Officer)
 Daniel P. Kearney


 /s/ Timothy A. Holt                   Senior Vice President, Chief Financial
--------------------------             Officer, and Director
 Timothy A. Holt


 /s/ Christopher J. Burns              Senior Vice President and Director
--------------------------
 Christopher J. Burns


 /s/ Laura R. Estes                    Senior Vice President and Director
--------------------------
 Laura R. Estes


 /s/ John Y. Kim                       Senior Vice President and Director
--------------------------
 John Y. Kim


 /s/ Gail P. Johnson                   Vice President and Director
--------------------------
 Gail P. Johnson


 /s/ Shaun P. Mathews                  Vice President and Director
--------------------------
 Shaun P. Mathews


 /s/ Glen Salow                        Vice President and Director
--------------------------
 Glen Salow


 /s/ Creed R. Terry                    Vice President and Director
--------------------------
 Creed R. Terry


 /s/ Eugene M. Trovato                 Vice President, Treasurer, and Corporate
--------------------------             Controller
 Eugene M. Trovato



                                     (57)