Form 10-Q
period 1996-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1996-05-14
CIK 837010

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996 Commission file number  33-23376
                               --------------

                   Aetna Life Insurance and Annuity Company
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Connecticut                          71-0294708
- ------------------------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

          151 Farmington Avenue, Hartford, Connecticut      06156
- ------------------------------------------------------------------------------
            (Address of principal executive offices)      (ZIP Code)


     Registrant's telephone number, including area code    (860) 273-0978
                                                           --------------
                                     None
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
Title of Class                                      at April 30, 1996
- --------------                                      ------------------
Common Stock,
par value $50                                             55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

         Quarterly Report For Period Ended March 31, 1996 on Form 10-Q


                              TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

       Consolidated Statements of Income.................................     3
       Consolidated Balance Sheets.......................................     4
       Consolidated Statements of Changes in Shareholder's Equity........     5
       Consolidated Statements of Cash Flows.............................     6
       Condensed Notes to Consolidated Financial Statements..............     7
       Independent Auditors' Review Report...............................     8

Item 2.    Management's Analysis of the Results of Operations............     9


PART II.OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    15

Item 6.    Exhibits and Reports on Form 8-K..............................    15

Signatures...............................................................    16


                                      (2)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                       Consolidated Statements of Income
                                   (millions)

                                                     3 Months Ended March 31,
                                                    --------------------------
                                                        1996          1995
                                                        ----          ----
Revenue:
 Premiums                                              $14.1          $32.2
 Charges assessed against policyholders                 92.0           74.9
 Net investment income                                 257.6          235.8
 Net realized capital gains                             14.9            5.1
 Other income                                           12.2           12.7
                                                     -------        -------
   Total revenue                                       390.8          360.7

Benefits and expenses:
 Current and future benefits                           217.0          215.1
 Operating expenses                                     87.8           74.0
 Amortization of deferred policy acquisition costs      17.5           12.5
                                                     -------        -------
   Total benefits and expenses                         322.3          301.6

Income before federal income taxes                      68.5           59.1

Federal income taxes                                    20.0           18.8
                                                     -------        -------

Net income                                             $48.5          $40.3
                                                     -------        -------
                                                     -------        -------




See Condensed Notes to Consolidated Financial Statements.



                                       (3)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)




                                                              March 31,    December 31,
ASSETS                                                          1996           1995
                                                                ----           ----

Investments:
 Debt securities, available for sale:
  (amortized cost: $12,030.4 and $11,923.7)                  $12,332.2      $12,720.8
 Equity securities, available for sale:
  Non-redeemable preferred stock (cost: $54.3 and $51.3)          59.1           57.6
  Investment in affiliated mutual funds (cost: $160.3 and
   $173.4)                                                       182.0          191.8
  Common stock (cost: $6.9)                                          -            8.2
Short-term investments                                            24.6           15.1
Mortgage loans                                                    21.1           21.2
Policy loans                                                     344.6          338.6
                                                            ----------     ----------
   Total investments                                          12,963.6       13,353.3

Cash and cash equivalents                                        554.6          568.8
Accrued investment income                                        186.4          175.5
Premiums due and other receivables                                27.7           37.3
Deferred policy acquisition costs                              1,375.6        1,341.3
Reinsurance loan to affiliate                                    646.0          655.5
Other assets                                                      21.4           26.2
Separate Accounts assets                                      12,072.9       10,987.0
                                                            ----------     ----------

   Total assets                                              $27,848.2      $27,144.9
                                                            ----------     ----------
                                                            ----------     ----------


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
 Future policy benefits                                       $3,545.1       $3,594.6
 Unpaid claims and claim expenses                                 25.9           27.2
 Policyholders' funds left with the Company                   10,298.9       10,500.1
                                                            ----------     ----------
   Total insurance reserve liabilities                        13,869.9       14,121.9
 Other liabilities                                               188.6          259.2
 Federal income taxes:
  Current                                                         35.7           24.2
  Deferred                                                       125.5          169.6
 Separate Accounts liabilities                                12,072.9       10,987.0
                                                            ----------     ----------
   Total liabilities                                          26,292.6       25,561.9
                                                            ----------     ----------

Shareholder's equity:
 Common stock, par value $50 (100,000 shares
  authorized; 55,000 shares issued and outstanding)                2.8            2.8
Paid-in capital                                                  407.6          407.6
Net unrealized capital gains                                      56.6          132.5
Retained earnings                                              1,088.6        1,040.1
                                                            ----------     ----------
   Total shareholder's equity                                  1,555.6        1,583.0
                                                            ----------     ----------

   Total liabilities and shareholder's equity                $27,848.2      $27,144.9
                                                            ----------     ----------
                                                            ----------     ----------





See Condensed Notes to Consolidated Financial Statements.



                                       (4)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

              Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)


                                                              3 Months Ended March 31,
                                                              ------------------------
                                                                1996           1995
                                                                ----           ----

Shareholder's equity, beginning of period                     $1,583.0       $1,088.5

Net change in unrealized capital gains and losses                (75.9)         156.7

Net income                                                        48.5           40.3
                                                              --------       --------

Shareholder's equity, end of period                           $1,555.6       $1,285.5
                                                              --------       --------
                                                              --------       --------




See Condensed Notes to Consolidated Financial Statements.


                                       (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

                   Consolidated Statements of Cash Flows
                               (millions)


                                                                     3 Months Ended March 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                       ----           ----

Cash Flows from Operating Activities:
     Net income                                                       $48.5          $40.3
     Adjustments to reconcile net income to net cash (used for)
      provided by operating activities:
     Increase in accrued investment income                            (10.9)          (6.3)
     Decrease in premiums due and other receivables                     0.5           10.9
     Increase in policy loans                                          (6.0)         (26.0)
     Increase in deferred policy acquisition costs                    (34.3)         (31.7)
     Decrease in reinsurance loan to affiliate                          9.5           14.6
     Net increase in universal life account balances                   53.0           44.5
     (Decrease) increase in other insurance reserve liabilities       (52.4)          20.5
     Net (decrease) increase in other liabilities and other assets    (81.8)         113.3
     Increase in federal income taxes                                   8.3           16.3
     Net accretion of discount on debt securities                     (16.9)         (15.5)
     Net realized capital gains                                       (14.9)          (5.1)
     Other, net                                                           -            1.5
                                                                   --------       --------
        Net cash (used for) provided by operating activities          (97.4)         177.3
                                                                   --------       --------

Cash Flows from Investing Activities:
     Proceeds from sales of:
      Debt securities available for sale                            1,634.8          965.3
      Equity securities                                                48.7           66.7
     Investment maturities and collections of:
      Debt securities available for sale                              255.4          104.3
      Short-term investments                                           10.0           30.0
     Cost of investment purchases in:
      Debt securities available for sale                           (1,918.0)      (1,427.6)
      Equity securities                                               (26.1)         (98.1)
      Short-term investments                                          (19.5)          (0.5)
                                                                   --------       --------
         Net cash used for investing activities                       (14.7)        (359.9)
                                                                   --------       --------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts          429.9          497.7
     Withdrawals of investment contracts                             (332.0)        (278.3)
                                                                   --------       --------
        Net cash provided by financing activities                      97.9          219.4
                                                                   --------       --------

Net (decrease) increase in cash and cash equivalents                  (14.2)          36.8
Cash and cash equivalents, beginning of period                        568.8          623.3
                                                                   --------       --------

Cash and cash equivalents, end of period                             $554.6         $660.1
                                                                   --------       --------
                                                                   --------       --------
Supplemental cash flow information:
  Income taxes paid, net                                              $11.7           $2.5
                                                                   --------       --------
                                                                   --------       --------


See Condensed Notes to Consolidated Financial Statements.


                                       (6)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Services, Inc.)

             Condensed Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION

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

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.


                                      (7)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
April 25, 1996


                                       (8)

Item 2.  Management's Analysis of the Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY

                                                               3 Months Ended March 31,
Operating Summary (millions)                                       1996        1995
- --------------------------------------------------------------------------------------
Premiums                                                        $    14.1    $    32.2
Charges assessed against policyholders                               92.0         74.9
Net investment income                                               257.6        235.8
Net realized capital gains                                           14.9          5.1
Other income                                                         12.2         12.7
     ---------------------------------------------------------------------------------
     Total revenue                                                  390.8        360.7
     ---------------------------------------------------------------------------------
Current and future benefits                                         217.0        215.1
Operating expenses                                                   87.8         74.0
Amortization of deferred policy acquisition costs                    17.5         12.5
     ---------------------------------------------------------------------------------
     Total benefits and expenses                                    322.3        301.6
     ---------------------------------------------------------------------------------
     Income before federal income taxes                              68.5         59.1
Federal income taxes                                                 20.0         18.8
     ---------------------------------------------------------------------------------
     Net income                                                 $    48.5    $    40.3
     ---------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Deposits not included in premiums above:   Fully guaranteed     $   105.5    $   105.0
                                           Experience-rated         286.3        315.1
                                           Non-guaranteed           700.1        364.3
                                           -------------------------------------------
                                           Total                $ 1,091.9    $   784.4
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Assets under management: (1)               Fully guaranteed     $ 3,186.1    $ 3,000.3
                                           Experience-rated      10,469.7      9,674.8
                                           Non-guaranteed        12,767.1      8,533.0
                                           -------------------------------------------
                                           Total                $26,422.9    $21,208.1
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains (losses) of $301.8 million and $(69.8) million at March 31, 1996 and 1995, respectively.


OVERVIEW

The Company's operating earnings (after-tax) follow (in millions):

                                                               3 Months Ended March 31,
                                                                   1996        1995
                                                               ------------------------
Net income                                                        $48.5        $40.3
Less:
     Net realized capital gains                                     9.7          3.3
                                                               ------------------------
Operating earnings                                                $38.8        $37.0
                                                               ------------------------
                                                               ------------------------

The Company's operating earnings for the three months ended March 31, 1996 increased 5% when compared with the same period a year ago. Results in the first quarter of 1996 benefited from an increase in charges assessed against policyholders related to the growth in assets under management, partially offset by an increase in operating expenses. The increase in operating expenses primarily reflects continued business growth and investment in nontraditional distribution channels (e.g., banks and broker/dealers).

Assets under management at March 31, 1996 were 25% higher than a year earlier primarily as a result of continued business growth and overall improvement in the stock market.


                                     (9)

SEGMENT RESULTS

FINANCIAL SERVICES SEGMENT

                                                               3 Months Ended March 31,
Operating Summary (millions)                                       1996        1995
- --------------------------------------------------------------------------------------
Premiums                                                        $     2.1    $    19.7
Charges assessed against policyholders                               45.6         34.0
Net investment income                                               210.5        193.7
Net realized capital gains                                           13.7          4.4
Other income                                                         10.7         10.9
         -----------------------------------------------------------------------------
         Total revenue                                              282.6        262.7
         -----------------------------------------------------------------------------
Current and future benefits                                         157.6        167.6
Operating expenses                                                   71.4         60.1
Amortization of deferred policy acquisition costs                     6.4          1.6
         -----------------------------------------------------------------------------
         Total benefits and expenses                                235.4        229.3
         -----------------------------------------------------------------------------
         Income before federal income taxes                          47.2         33.4
Federal income taxes                                                 14.2          9.1
         -----------------------------------------------------------------------------
         Net income                                             $    33.0    $    24.3
         -----------------------------------------------------------------------------
         -----------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Deposits not included in premiums above:   Fully guaranteed     $   105.5    $   105.0
                                           Experience-rated         203.9        236.0
                                           Non-guaranteed           681.2        356.1
                                           -------------------------------------------
                                           Total                $   990.6    $   697.1
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Assets under management: (1)               Fully guaranteed     $ 2,587.7    $ 2,380.3
                                           Experience-rated       8,568.6      8,124.7
                                           Non-guaranteed        12,620.9      8,444.9
                                           -------------------------------------------
                                           Total                $23,777.2    $18,949.9
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains (losses) of $275.7 million and $(62.0) million at March 31, 1996 and 1995, respectively.

Operating earnings in the Financial Services segment (after-tax) follow (in millions):

                                                               3 Months Ended March 31,
                                                                   1996        1995
                                                               ------------------------
Net income                                                        $33.0        $24.3
Less:
     Net realized capital gains                                     8.9          2.9
                                                               ------------------------
Operating earnings                                                $24.1        $21.4
                                                               ------------------------
                                                               ------------------------

Operating earnings for the three months ended March 31, 1996 increased 13% when compared with the same period a year ago. The improvement in operating earnings reflected an increase in charges assessed against policyholders related to the growth in assets under management, partially offset by an increase in operating expenses.

Premiums, related to annuity contracts containing life contingencies, decreased 89% in the first quarter of 1996 compared to the first quarter of 1995 primarily because the Company ceased writing structured settlements of certain liabilities in the fourth quarter of 1995. Such decrease did not and is not expected to have a material effect on results of the segment.

Charges assessed against policyholders for annuity contracts increased 34% in the first quarter of 1996 compared to the first quarter of 1995 reflecting the increase in assets under management.



                                     (10)

Net investment income increased 9% in the first quarter of 1996 compared to the same period a year ago reflecting the increase in assets under management.

Current and future benefits decreased 6% in the first quarter of 1996 compared to the same period a year ago primarily reflecting the cessation of the structured settlement product discussed above, partially offset by continued business growth.

Operating expenses increased 19% in the first quarter of 1996 compared to the same period a year ago. The increase primarily reflects continued business growth and investment in nontraditional distribution channels (e.g., banks and broker/dealers).

Assets under management at March 31, 1996 were 25% higher than a year earlier primarily as a result of continued business growth and overall improvement in the stock market.


LIFE INSURANCE SEGMENT

                                                               3 Months Ended March 31,
Operating Summary (millions)                                      1996          1995
- --------------------------------------------------------------------------------------
Premiums                                                        $   12.0      $   12.5
Charges assessed against policyholders                              46.4          40.9
Net investment income                                               47.1          42.1
Net realized capital gains                                           1.2           0.7
Other income                                                         1.5           1.8
         -----------------------------------------------------------------------------
         Total revenue                                             108.2          98.0
         -----------------------------------------------------------------------------
Current and future benefits                                         59.4          47.5
Operating expenses                                                  16.4          13.9
Amortization of deferred policy acquisition costs                   11.1          10.9
         -----------------------------------------------------------------------------
         Total benefits and expenses                                86.9          72.3
         -----------------------------------------------------------------------------
         Income before federal income taxes                         21.3          25.7
Federal income taxes                                                 5.8           9.7
         -----------------------------------------------------------------------------
         Net income                                             $   15.5      $   16.0
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Deposits not included in premiums above:  Experience-rated      $   82.4      $   79.1
                                          Non-guaranteed            18.9           8.2
                                          --------------------------------------------
                                          Total                 $  101.3      $   87.3
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
Assets under management: (1)              Fully guaranteed      $  598.4      $  620.0
                                          Experience-rated       1,901.1       1,550.1
                                          Non-guaranteed           146.2          88.1
                                          --------------------------------------------
                                          Total                 $2,645.7      $2,258.2
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains (losses) of $26.1 million and $(7.8) million at March 31, 1996 and 1995, respectively.

Operating earnings in the Life Insurance segment (after-tax) follow (in millions):

                                                               3 Months Ended March 31,
                                                                   1996        1995
                                                               ------------------------
Net income                                                        $15.5        $16.0
Less:
     Net realized capital gains                                     0.8          0.4
                                                               ------------------------
Operating earnings                                                $14.7        $15.6
                                                               ------------------------
                                                               ------------------------



                                     (11)

Operating earnings for the three months ended March 31, 1996 decreased 6% when compared with the same period a year ago reflecting increased current and future benefits and increased operating expenses, primarily offset by increases in charges assessed against policyholders and net investment income.

Charges assessed against policyholders for universal life and interest-sensitive whole life insurance increased 13% in the first quarter of 1996 compared to the first quarter of 1995 reflecting an increase in the volume of business in force.

Net investment income increased 12% in the first quarter of 1996 compared to the same period a year ago reflecting an increase in universal life assets under management.

Current and future benefits increased 25% in the first quarter of 1996 compared to the same period a year ago reflecting higher credited interest and higher benefit payments to policyholders due to the increase in universal life business.

Operating expenses increased 18% in the first quarter of 1996 compared to the same period a year ago primarily reflecting continued business growth.

Assets under management at March 31, 1996 were 17% higher than a year earlier primarily as a result of continued business growth.



                                     (12)

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

The Company's invested assets were comprised of the following, net of impairment reserves:

                                                       March 31,    December 31,
(Millions)                                               1996           1995
- --------------------------------------------------------------------------------
Debt securities                                        $12,332.2     $12,720.8
Equity securities:
     Non-redeemable preferred stock                         59.1          57.6
     Investment in affiliated mutual funds                 182.0         191.8
     Common stock                                             --           8.2
Short-term investments                                      24.6          15.1
Mortgage loans                                              21.1          21.2
Policy loans                                               344.6         338.6
                                                       -----------------------
     Total Investments                                  12,963.6      13,353.3
Cash and cash equivalents                                  554.6         568.8
                                                       -----------------------
     Total Investments and Cash and Cash Equivalents   $13,518.2     $13,922.1
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

At March 31, 1996 and December 31, 1995, the Company's carrying value of investments in debt securities represented 95% of total general account invested assets for both periods. At March 31, 1996 and December 31, 1995, $9.7 billion and $10.0 billion, respectively, or 79% of total debt securities supported experience-rated products for both periods.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at both March 31, 1996 and December 31, 1995.

Debt Securities Quality Ratings
at March 31, 1996
- -------------------------------
AAA                       43.9%
AA                        11.4
A                         25.4
BBB                       12.9
BB                         4.6
B and Below                1.8
                         ------
                         100.0%
                         ------
                         ------

Debt Securities Investments by Market Sector
at March 31, 1996
- ---------------------------------------------------
U.S. Corporate Securities                     45.1%
Residential Mortgage-Backed Securities        24.2
Foreign Securities - U.S. Dollar Denominated  12.0
Commercial/Multifamily Mortgage-
  Backed Securities                            7.6
Asset-Backed Securities                        7.2
U.S. Treasuries/Agencies                       3.5
Other                                          0.4
                                             ------
                                             100.0%
                                             ------
                                             ------



                                     (13)

Debt Securities Quality Ratings
at December 31, 1995
- -------------------------------
AAA                       46.0%
AA                        11.7
A                         25.4
BBB                       11.7
BB                         4.0
B and Below                1.2
                         ------
                         100.0%
                         ======

Debt Securities Investments by Market Sector
at December 31, 1995
- ---------------------------------------------------
U.S. Corporate Securities                     44.7%
Residential Mortgage-Backed Securities        25.2
Foreign Securities - U.S. Dollar Denominated  11.1
Asset-Backed Securities                        7.9
Commercial/Multifamily Mortgage-
  Backed Securities                            6.1
U.S. Treasuries/Agencies                       4.6
Other                                          0.4
                                             ------
                                             100.0%
                                             ------
                                             ------



                                     (14)

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               (27)  Financial Data Schedule.

          (b)  Reports on Form 8-K

               None.



                                     (15)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                       (Registrant)


May 10, 1996                     By /s/  Eugene M. Trovato
- ------------                        --------------------------
   (Date)                           Eugene M. Trovato
                                    Vice President, Treasurer,
                                    and Corporate Controller



                                     (16)