Form 10-Q
period 1996-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1996-08-14
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996  Commission file number  33-23376

                      Aetna Life Insurance and Annuity Company
               (Exact name of registrant as specified in its charter)


           Connecticut                          71-0294708
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

  151 Farmington Avenue, Hartford, Connecticut      06156
    (Address of principal executive offices)     (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0978

                                    None
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes    X        No
                        -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    SHARES OUTSTANDING
TITLE OF CLASS                                      AT JULY 31, 1996
- --------------                                      ------------------
Common Stock,
 par value $50                                            55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)



                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Income.............................        3
     Consolidated Balance Sheets...................................        4
     Consolidated Statements of Changes in Shareholder's Equity....        5
     Consolidated Statements of Cash Flows.........................        6
     Condensed Notes to Consolidated Financial Statements..........        7
     Independent Auditors' Review Report...........................        8

Item 2. Management's Analysis of the Results of Operations.........        9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................       17

Item 6. Exhibits and Reports on Form 8-K...........................       17

Signatures.........................................................       18





                                        (2)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)


                          Consolidated Statements of Income
                                    (millions)


                                          3 Months Ended June 30,      6 Months Ended June 30,
                                          -----------------------      ----------------------
                                              1996      1995             1996        1995
                                              ----      ----             ----        ----
Revenue:
  Premiums                                    $ 18.1    $ 38.5           $ 32.2      $ 70.7
  Charges assessed against policyholders        98.2      76.0            190.2       150.9
  Net investment income                        254.5     246.1            512.1       481.9
  Net realized capital gains                     2.2       5.9             17.1        11.0
  Other income                                  13.0       9.8             25.2        22.5
                                              ------    ------           ------      ------
        Total revenue                          386.0     376.3            776.8       737.0

Benefits and expenses:
  Current and future benefits                  224.3     227.4            441.3       437.9
  Operating expenses                            90.8      76.8            178.6       155.5
  Amortization of deferred policy acquisition
   costs                                        11.2      10.1             28.7        22.5
  Facilities and severance charge               14.0        -              14.0         -
                                              ------    ------           ------      ------
       Total benefits and expenses             340.3     314.3            662.6       615.9

Income before federal income taxes              45.7      62.0            114.2       121.1

Federal income taxes                            11.0      20.4             31.0        39.2
                                              ------    ------           ------      ------

Net income                                     $34.7     $41.6            $83.2       $81.9
                                              ------    ------           ------      ------
                                              ------    ------           ------      ------








See Condensed Notes to Consolidated Financial Statements.




                                     (3)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                 June 30,          December 31,
Assets                                             1996                1995
- -------                                            ----                ----

Investments:
  Debt securities, available for sale:
    (amortized cost: $12,251.6 and $11,923.7)    $12,406.3            $12,720.8
  Equity securities, available for sale:
    Non-redeemable preferred stock
      (cost: $79.3 and $51.3)                         84.0                 57.6
    Investment in affiliated mutual funds
      (cost: $116.8 and $173.4)                      140.0                191.8
    Common stock (cost:  $6.9)                         -                    8.2
  Short-term investments                              15.1                 15.1
  Mortgage loans                                      21.0                 21.2
  Policy loans                                       353.1                338.6
                                                 ---------            ----------
       Total investments                          13,019.5             13,353.3

Cash and cash equivalents                            489.7                568.8
Accrued investment income                            166.6                175.5
Premiums due and other receivables                    28.7                 37.3
Deferred policy acquisition costs                  1,419.9              1,341.3
Reinsurance loan to affiliate                        640.8                655.5
Other assets                                          23.1                 26.2
Separate Accounts assets                          13,094.2             10,987.0
                                                 ---------            ----------

       Total assets                              $28,882.5            $27,144.9
                                                 ---------            ----------
                                                 ---------            ----------

Liabilities and Shareholder's Equity
- ------------------------------------

Liabilities:
  Future policy benefits                         $ 3,506.2            $ 3,594.6
  Unpaid claims and claim expenses                    29.6                 27.2
  Policyholders' funds left with the Company      10,262.6             10,500.1
                                                 ---------            ----------
       Total insurance reserve liabilities        13,798.4             14,121.9
  Other liabilities                                  308.4                259.2
  Federal income taxes:
    Current                                            2.3                 24.2
    Deferred                                         110.6                169.6
  Separate Accounts liabilities                   13,094.2             10,987.0
                                                 ---------            ----------
       Total liabilities                          27,313.9             25,561.9
                                                 ---------            ----------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and
   outstanding)                                        2.8                  2.8
  Paid-in capital                                    407.6                407.6
  Net unrealized capital gains                        36.4                132.5
  Retained earnings                                1,121.8              1,040.1
                                                 ---------            ----------
       Total shareholder's equity                  1,568.6              1,583.0
                                                 ---------            ----------

         Total liabilities and shareholder's
           equity                                $28,882.5            $27,144.9
                                                 ---------            ----------
                                                 ---------            ----------


See Condensed Notes to Consolidated Financial Statements.

                                     (4)

         AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
       (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

         Consolidated Statements of Changes in Shareholder's Equity
                              (millions)



                                                6 Months Ended June 30,
                                                -----------------------
                                                    1996       1995
                                                    ----       ----
Shareholder's equity, beginning of period         $1,583.0    $1,088.5

Net change in unrealized capital gains and losses    (96.1)      291.4

Net income                                            83.2        81.9

Common stock dividends declared                       (1.5)        -
                                                  --------    --------

Shareholder's equity, end of period               $1,568.6    $1,461.8
                                                  --------    --------
                                                  --------    --------








See Condensed Notes to Consolidated Financial Statements.









                                     (5)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Cash Flows
                                    (millions)

                                                               6 Months Ended June 30,
                                                               -----------------------
                                                                   1996         1995
                                                                   ----         ----
Cash Flows from Operating Activities:
         Net income                                                $83.2         $81.9
         Adjustments to reconcile net income to net cash
           (used for) provided by operating activities:
         Decrease (increase) in accrued investment income            8.9          (7.4)
         (Increase) decrease in premiums due and other
           receivables                                              (0.4)          3.3
         Increase in policy loans                                  (14.5)        (35.7)
         Increase in deferred policy acquisition costs             (78.6)        (89.5)
         Decrease in reinsurance loan to affiliate                  14.7          22.1
         Net increase in universal life account balances           105.3         111.4
         (Decrease) increase in other insurance reserve
           liabilities                                            (119.3)         15.3
         Net increase in other liabilities and other assets         29.5          59.7
         (Decrease) increase in federal income taxes               (28.4)          1.0
         Net accretion of discount on investments                  (33.7)        (32.1)
         Net realized capital gains                                (17.1)        (11.0)
                                                                 -------       -------
               Net cash (used for) provided by operating
                 activities                                        (50.4)        119.0
                                                                 -------       -------

Cash Flows from Investing Activities:
         Proceeds from sales of:
             Debt securities available for sale                  2,840.8       2,337.9
             Equity securities                                      96.8          77.8
             Mortgage loans                                          0.2           4.3
         Investment maturities and collections of:
            Debt securities available for sale                     470.8         259.5
            Short-term investments                                  19.4          86.6
         Cost of investment purchases in:
            Debt securities available for sale                  (3,540.9)     (3,339.7)
            Equity securities                                      (53.0)       (118.2)
            Short-term investments                                 (19.5)         (9.5)
                                                                 -------       -------
               Net cash used for investing activities             (185.4)       (701.3)
                                                                 -------       -------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts   781.6         977.4
         Withdrawals of investment contracts                      (623.4)       (531.0)
         Dividends paid to shareholder                              (1.5)          -
                                                                 -------       -------
               Net cash provided by financing activities           156.7         446.4
                                                                 -------       -------

Net decrease in cash and cash equivalents                          (79.1)       (135.9)
Cash and cash equivalents, beginning of period                     568.8         623.3
                                                                 -------       -------

Cash and cash equivalents, end of period                          $489.7        $487.4
                                                                 -------       -------
                                                                 -------       -------

Supplemental cash flow information:
    Income taxes paid, net                                         $60.3         $38.1
                                                                 -------       -------
                                                                 -------       -------


See Condensed Notes to Consolidated Financial Statements.



                                     (6)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

  The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly-owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc. (collectively, the "Company"). Aetna Life Insurance and Annuity Company is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of Aetna Retirement Services, Inc., which is a wholly-owned subsidiary of Aetna Services, Inc. ("Aetna") (formerly Aetna Life and Casualty Company).

  These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to the 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

2. FACILITIES AND SEVERANCE CHARGES

  Aetna recorded a facilities and severance charge in the second quarter of 1996, primarily as a result of actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by Aetna's property-casualty operations. The cost allocated to the Company associated with this charge was $9.1 million after tax ($14.0 million pretax).

3. DIVIDENDS

  The Company paid $1.5 million in cash dividends to HOLDCO in the second quarter of 1996.

4. COMMITMENTS

  At June 30, 1996, the Company had commitments to purchase investments for $104.8 million, the fair market value of which is $105.4 million.




                                     (7)

                           INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company as of December 31, 1995, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                                             /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
July 25, 1996




                                     (8)

Item 2. Management's Analysis of the Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY


                                                   3 Months Ended         6 Months Ended
                                                       June 30,              June 30,
Operating Summary (millions)                        1996      1995         1996       1995
- ----------------------------                        ----      ----         ----       ----

Premiums                                         $   18.1     $ 38.5     $   32.2   $    70.7
Charges assessed against policyholders               98.2       76.0        190.2       150.9
Net investment income                               254.5      246.1        512.1       481.9
Net realized capital gains                            2.2        5.9         17.1        11.0
Other income                                         13.0        9.8         25.2        22.5
                                                 --------     ------     --------   ---------
     Total revenue                                  386.0      376.3        776.8       737.0
                                                 --------     ------     --------   ---------
Current and future benefits                         224.3      227.4        441.3       437.9
Operating expenses                                   90.8       76.8        178.6       155.5
Amortization of deferred policy acquisition costs    11.2       10.1         28.7        22.5
Facilities and severance charge                      14.0        -           14.0         -
                                                 --------     ------     --------   ---------
     Total benefits and expenses                    340.3      314.3        662.6       615.9
                                                 --------     ------     --------   ---------
     Income before federal income taxes              45.7       62.0        114.2       121.1
Federal income taxes                                 11.0       20.4         31.0        39.2
                                                 --------     ------     --------   ---------
     Net income                                  $   34.7     $ 41.6     $   83.2   $    81.9
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
     Net realized capital gains, net of tax
     (included above)                            $    1.4     $  3.8     $   11.1   $     7.1
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------

Deposits not included in premiums above:
     Fully guaranteed                            $   90.4     $105.9     $  154.2   $   199.2
     Experience-rated                               426.1      335.0        753.5       661.9
     Non-guaranteed                                 686.7      351.5      1,364.9       708.2
                                                 --------     ------     --------   ---------
     Total                                       $1,203.2     $792.4    $ 2,272.6   $ 1,569.3
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
Assets under management: (1) (2)
     Fully guaranteed                                                   $ 3,376.8   $ 3,135.6
     Experience-rated                                                    10,569.5     9,878.5
     Non-guaranteed                                                      13,679.5     9,456.8
                                                                        ---------   ---------
     Total                                                              $27,625.8   $22,470.9
                                                                        ---------   ---------
                                                                        ---------   ---------

(1) Excludes net unrealized capital gains of $154.8 million and $463.9 million at June 30, 1996 and 1995, respectively.

(2) Includes $3,772.3 million and $1,399.1 million at June 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.


OVERVIEW

The Company's net income for the three and six months ended June 30, 1996 decreased by 17% and increased by 2%, respectively, compared with the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1996 decreased 12% and 4%, respectively, from the same periods a year ago. Such decreases reflected an after-tax facilities and severance charge of $9.1 million allocated to the Company by Aetna in the second quarter of 1996 (see Note 2 of the Condensed Notes to Consolidated Financial Statements). Excluding net realized capital gains and the second quarter 1996 facilities and severance charge, earnings for the three and six months ended June 30, 1996 increased 12% and 9%, respectively, from the same periods a year ago.


                                     (9)

Second quarter and year-to-date earnings in 1996 benefited from an increase in charges assessed against policyholders primarily due to the growth in assets under management resulting from continued business growth and overall improvement in the stock market, as well as overall increased interest margins. Partially offsetting such favorable increases in charges assessed against policyholders were increased operating expenses. The increase in operating expenses primarily reflects continued business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks).

The average earned rate on investments supporting fully guaranteed contracts was 7.9% and 8.1% and the average earned rate on investments supporting experience rated contracts was 8.1% and 8.2% for the six months ended June 30, 1996 and 1995, respectively. The average credited rate on fully guaranteed contracts was 6.6% and 6.8% and the average credited rate on experience rated contracts was 6.1% and 6.3% for the six months ended June 30, 1996 and 1995, respectively. The resulting interest margins on fully guaranteed contracts were 1.3% and 1.3% and on experience rated contracts were 2.0% and 1.9% for the six months ended June 30, 1996 and 1995, respectively.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For additional information regarding the Company's asset/liability management practices please see General Account Investments on page 15.

Aetna continues to conduct strategic and financial reviews of all of its continuing operations in order to make them more competitive. Such reviews may result in additional restructuring actions in 1996, although the amount of any such changes cannot be estimated at this time.



                                     (10)

SEGMENT RESULTS

FINANCIAL SERVICES SEGMENT



                                                   3 Months Ended         6 Months Ended
                                                       June 30,              June 30,
Operating Summary (millions)                        1996      1995         1996       1995
- ----------------------------                        ----      ----         ----       ----

Premiums                                         $    6.5     $ 25.8     $    8.6   $    45.5
Charges assessed against policyholders               48.0       35.5         93.6        69.5
Net investment income                               208.1      202.8        418.6       396.5
Net realized capital gains                            1.4        7.0         15.1        11.4
Other income                                         11.7        8.6         22.4        19.5
                                                 --------     ------     --------   ---------
     Total revenue                                  275.7      279.7        558.3       542.4
                                                 --------     ------     --------   ---------
Current and future benefits                         168.2      180.6        325.8       343.6
Operating expenses                                   74.2       61.9        145.6       126.7
Amortization of deferred policy acquisition costs     0.9        0.8          7.3         2.3
                                                 --------     ------     --------   ---------
     Total benefits and expenses                    243.3      243.3        478.7       472.6
                                                 --------     ------     --------   ---------
     Income before federal income taxes              32.4       36.4         79.6        69.8
Federal income taxes                                  8.2       10.2         22.4        19.3
                                                 --------     ------     --------   ---------
     Net income (1)                              $   24.2     $ 26.2     $   57.2   $    50.5
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
     Net realized capital gains, net of tax
     (included above)                            $    0.9     $  4.5     $    9.8   $     7.4
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------

Deposits not included in premiums above:
     Fully guaranteed                            $   90.4     $105.9     $  154.2   $   199.2
     Experience-rated                               341.7      247.7        585.2       493.8
     Non-guaranteed                                 665.2      339.9      1,324.5       688.4
                                                 --------     ------     --------   ---------
     Total                                       $1,097.3     $693.5    $ 2,063.9   $ 1,381.4
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
Assets under management: (2) (3)
     Fully guaranteed                                                   $ 2,782.1   $ 2,522.1
     Experience-rated                                                     8,636.5     8,275.2
     Non-guaranteed                                                      13,512.0     9,353.1
                                                                        ----------   --------
     Total                                                              $24,930.6   $20,150.4
                                                                        ---------   ---------
                                                                        ---------   ---------

(1) Excludes any effect of corporate facilities and severance charge recorded in the second quarter of 1996 which is not directly allocable to the segment.
(2) Excludes net unrealized capital gains of $145.8 million and $398.9 million at June 30, 1996 and 1995, respectively.
(3) Includes $3,717.1 million and $1,381.3 million at June 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Net income in the Financial Services segment for the three and six months ended June 30, 1996 decreased by 8% and increased by 13%, respectively, compared with the same periods a year ago. Excluding net realized capital gains, earnings for the three and six months ended June 30, 1996 increased 7% and 10%, respectively, from the same periods a year ago.

Second quarter and year-to-date earnings in 1996 benefited from an increase in charges assessed against policyholders primarily due to the growth in assets under management resulting from continued business growth and overall improvement in the stock market, as well as overall increased interest margins. Partially offsetting such favorable increases in charges assessed against policyholders were increased operating expenses.


                                     (11)

Premiums, related to annuity contracts containing life contingencies, decreased 75% and 81% during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily because the Company ceased writing structured settlement annuities in the fourth quarter of 1995. The cessation of writing this product did not and is not expected to have a material effect on results of the segment.

Charges assessed against policyholders for annuity contracts increased 35% during both the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 reflecting the increase in assets under management.

Net investment income increased 3% and 6% during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 reflecting the increase in assets under management.

Current and future benefits decreased 7% and 5% during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily reflecting the cessation of writing the structured settlement product discussed above, partially offset by continued business growth.

Operating expenses increased 20% and 15% during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase primarily reflects continued business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks).



                                     (12)

LIFE INSURANCE SEGMENT



                                                   3 Months Ended         6 Months Ended
                                                       June 30,              June 30,
Operating Summary (millions)                        1996      1995         1996       1995
- ----------------------------                        ----      ----         ----       ----

Premiums                                         $   11.6     $ 12.7     $   23.6   $    25.2
Charges assessed against policyholders               50.2       40.5         96.6        81.4
Net investment income                                46.4       43.3         93.5        85.4
Net realized capital gains (losses)                   0.8       (1.1)         2.0        (0.4)
Other income                                          1.3        1.2          2.8         3.0
                                                 --------     ------     --------   ---------
     Total revenue                                  110.3       96.6        218.5       194.6
                                                 --------     ------     --------   ---------
Current and future benefits                          56.1       46.8        115.5        94.3
Operating expenses                                   16.6       14.9         33.0        28.8
Amortization of deferred policy acquisition costs    10.3        9.3         21.4        20.2
                                                 --------     ------     --------   ---------
     Total benefits and expenses                     83.0       71.0        169.9       143.3
                                                 --------     ------     --------   ---------
     Income before federal income taxes              27.3       25.6         48.6        51.3
Federal income taxes                                  7.7       10.2         13.5        19.9
                                                 --------     ------     --------   ---------
     Net income (1)                              $   19.6     $ 15.4     $   35.1   $    31.4
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
     Net realized capital gains (losses),
      net of tax (included above)                $    0.5     $ (0.7)    $    1.3   $    (0.3)
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------

Deposits not included in premiums above:
     Experience-rated                            $   84.4     $ 87.3    $   168.3   $   168.1
     Non-guaranteed                                  21.5       11.6         40.4        19.8
                                                 --------     ------     --------   ---------
     Total                                       $  105.9     $ 98.9    $   208.7   $   187.9
                                                 --------     ------     --------   ---------
                                                 --------     ------     --------   ---------
Assets under management: (2) (3)
     Fully guaranteed                                                   $   594.7   $   613.5
     Experience-rated                                                     1,933.0     1,603.3
     Non-guaranteed                                                         167.5       103.7
                                                                        ----------   --------
     Total                                                              $ 2,695.2   $ 2,320.5
                                                                        ---------   ---------
                                                                        ---------   ---------

(1) Excludes any effect of corporate facilities and severance charge recorded in the second quarter of 1996 which is not directly allocable to the segment.

(2) Excludes net unrealized capital gains of $9.0 million and $65.0 million at June 30, 1996 and 1995, respectively.

(3) Includes $55.2 million and $17.8 million at June 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Net income in the Life insurance segment for the three and six months ended June 30, 1996 increased by 27% and by 12%, respectively, compared with the same periods a year ago. Excluding net realized capital gains, earnings for the three and six months ended June 30, 1996 increased 19% and 7%, respectively, from the same periods a year ago.

Second quarter and year-to-date earnings in 1996 benefited from increased charges assessed against policyholders and increased net investment income, partially offset by increases in current and future benefits and operating expenses.

Charges assessed against policyholders for universal life insurance increased 24% and 19% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 reflecting an increase in the volume of business in force.

Net investment income increased 7% and 9% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 reflecting an increase in universal life assets under management primarily as a result of continued business growth.


                                     (13)

Current and future benefits increased 20% and 22% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 reflecting higher credited interest and higher benefit payments to policyholders due to the increase in universal life business.

Operating expenses increased 11% and 15% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily reflecting continued business growth.









                                     (14)

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


The Company's invested assets were comprised of the following:

                                            June 30,    December 31,
(Millions)                                    1996         1995
- ----------                                  --------    ------------
Debt securities, available for sale         $12,406.3     $12,720.8
Equity securities, available for sale:
 Non-redeemable preferred stock                  84.0          57.6
 Investment in affiliated mutual funds          140.0         191.8
 Common stock                                     -             8.2
Short-term investments                           15.1          15.1
Mortgage loans                                   21.0          21.2
Policy loans                                    353.1         338.6
                                            ---------     ---------
  Total Investments                         $13,019.5     $13,353.3
                                            ---------     ---------
                                            ---------     ---------


At June 30, 1996 and December 31, 1995, the Company's carrying value of investments in debt securities represented 95% of total general account invested assets for both periods. At June 30, 1996 and December 31, 1995, $9.8 billion and $10.0 billion, respectively, or 79% of total debt securities supported experience-rated products for both periods.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at both June 30, 1996 and December 31, 1995.


Debt Securities Quality Ratings       Debt Securities Investments by Market
at June 30, 1996                      Sector at June 30, 1996
- ------------------------------        --------------------------------------
AAA                      45.0%        U.S. Corporate Securities        42.3%
AA                       11.2         Residential Mortgage-Backed
A                        26.1          Securities                      24.0
BBB                      11.6         Foreign Securities - U.S. Dollar
BB                        4.3          Denominated                     12.8
B and Below               1.8         Commercial/Multifamily Mortgage-
                        -----          Backed Securities                7.6
                        100.0%        Asset-Backed Securities           7.0
                        -----         U.S. Treasuries/Agencies          5.9
                        -----         Other                             0.4
                                                                      -----
                                                                      100.0%
                                                                      -----
                                                                      -----




                                     (15)

Debt Securities Quality Ratings       Debt Securities Investments by Market
at December 31, 1995                  Sector at December 31, 1995
- ------------------------------        --------------------------------------
AAA                      46.0%        U.S. Corporate Securities        44.7%
AA                       11.7         Residential Mortgage-Backed
A                        25.4          Securities                      25.2
BBB                      11.7         Foreign Securities - U.S. Dollar
BB                        4.0          Denominated                     11.1
B and Below               1.2         Asset-Backed Securities           7.9
                        -----         Commercial/Multifamily Mortgage-
                        100.0%         Backed Securities                6.1
                        -----         U.S. Treasuries/Agencies          4.6
                        -----         Other                             0.4
                                                                      -----
                                                                      100.0%
                                                                      -----
                                                                      -----




                                     (16)

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             (27) Financial Data Schedule.

        (b)  Reports on Form 8-K

             None.









                                     (17)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                            (Registrant)


  August 14, 1996            By /s/   Deborah Koltenuk
- --------------------         -----------------------------
        (Date)                   Deborah Koltenuk
                                 Vice President, Treasurer, and
                                 Corporate Controller














                                     (18)