Form 10-Q
period 1996-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1996-11-14
CIK 837010

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996         Commission file number 33-23376
                               ------------------                                --------

              Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


         Connecticut                                            71-0294708
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                  06156
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
                                                  ------------------------

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

                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                            at October 31, 1996
--------------                                            -------------------

Common Stock,
 par value $50                                                   55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)



                                  TABLE OF CONTENTS


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statements of Income. . . . . . . . . . . . . .             3
    Consolidated Balance Sheets. . . . . . . . . . . . . . . . .             4
    Consolidated Statements of Changes in Shareholder's Equity .             5
    Consolidated Statements of Cash Flows. . . . . . . . . . . .             6
    Condensed Notes to Consolidated Financial Statements . . . .             7
    Independent Auditors' Review Report. . . . . . . . . . . . .            10

Item 2.  Management's Analysis of the Results of Operations.                11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .                19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .                19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .            20


                                         (2)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                          Consolidated Statements of Income
                                      (millions)

                                                      3 Months Ended September 30,    9 Months Ended September 30,
                                                      ---------------------------     ----------------------------
                                                          1996            1995            1996            1995
                                                          ----            ----            ----            ----

Revenue:
  Premiums                                                 $14.2           $24.1           $46.4           $94.8
  Charges assessed against policyholders                    99.1            80.2           289.3           231.1
  Net investment income                                    259.7           250.1           771.8           732.0
  Net realized capital gains                                 0.1             8.3            17.2            19.3
  Other income                                               9.4             7.5            34.6            30.0
                                                        --------        --------        --------        --------
        Total revenue                                      382.5           370.2         1,159.3         1,107.2

Benefits and expenses:
  Current and future benefits                              224.3           225.6           665.6           663.5
  Operating expenses                                        85.5            76.9           264.1           232.4
  Amortization of deferred policy acquisition costs         17.9             8.9            46.6            31.4
  Severance and facilities charges                          47.3               -            61.3               -
                                                        --------        --------        --------        --------
       Total benefits and expenses                         375.0           311.4         1,037.6           927.3

Income before income taxes                                   7.5            58.8           121.7           179.9

Income taxes                                                 0.5            19.6            31.5            58.8
                                                        --------        --------        --------        --------

Net income                                                  $7.0           $39.2           $90.2          $121.1
                                                        --------        --------        --------        --------
                                                        --------        --------        --------        --------


See Condensed Notes to Consolidated Financial Statements.


                                         (3)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                             Consolidated Balance Sheets
                            (millions, except share data)


                                                                    September 30,      December 31,
ASSETS                                                                 1996                1995
                                                                       ----                ----

Investments:
  Debt securities, available for sale:
    (amortized cost:  $12,367.3 and $11,923.7)                        $12,573.0           $12,720.8
  Equity securities, available for sale:
    Non-redeemable preferred stock (cost:  $79.3 and $51.3)                86.6                57.6
    Investment in affiliated mutual funds (cost:  $112.9 and $173.4)      135.4               191.8
    Common stock (cost:  $0.0 and $6.9)                                     0.3                 8.2
  Short-term investments                                                   29.1                15.1
  Mortgage loans                                                           13.0                21.2
  Policy loans                                                            368.1               338.6
                                                                     ----------          ----------
       Total investments                                               13,205.5            13,353.3

Cash and cash equivalents                                                 422.0               568.8
Accrued investment income                                                 188.5               175.5
Premiums due and other receivables                                        159.1                37.3
Deferred policy acquisition costs                                       1,468.5             1,341.3
Reinsurance loan to affiliate                                             633.4               655.5
Other assets                                                               19.3                26.2
Separate Accounts assets                                               14,010.7            10,987.0
                                                                     ----------          ----------

       Total assets                                                   $30,107.0           $27,144.9
                                                                     ----------          ----------
                                                                     ----------          ----------

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Future policy benefits                                               $3,584.3            $3,594.6
  Unpaid claims and claim expenses                                         28.3                27.2
  Policyholders' funds left with the Company                           10,413.8            10,500.1
                                                                     ----------          ----------
       Total insurance reserve liabilities                             14,026.4            14,121.9
  Other liabilities                                                       375.1               259.2
  Income taxes:
    Current                                                                16.6                24.2
    Deferred                                                               99.9               169.6
  Separate Accounts liabilities                                        14,010.7            10,987.0
                                                                     ----------          ----------
       Total liabilities                                               28,528.7            25,561.9
                                                                     ----------          ----------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                        2.8                 2.8
  Paid-in capital                                                         407.6               407.6
  Net unrealized capital gains                                             39.1               132.5
  Retained earnings                                                     1,128.8             1,040.1
                                                                     ----------          ----------
       Total shareholder's equity                                       1,578.3             1,583.0
                                                                     ----------          ----------

         Total liabilities and shareholder's equity                   $30,107.0           $27,144.9
                                                                     ----------          ----------
                                                                     ----------          ----------


See Condensed Notes to Consolidated Financial Statements.


                                         (4)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

              Consolidated Statements of Changes in Shareholder's Equity
                                      (millions)


                                                    9 Months Ended September 30,
                                                    ----------------------------
                                                       1996            1995
                                                       ----            ----

Shareholder's equity, beginning of period            $1,583.0        $1,088.5

Net change in unrealized capital gains and losses       (93.4)          300.2

Net income                                               90.2           121.1

Common stock dividends declared                          (1.5)              -
                                                   ----------      ----------

Shareholder's equity, end of period                  $1,578.3        $1,509.8
                                                   ----------      ----------
                                                   ----------      ----------



See Condensed Notes to Consolidated Financial Statements.


                                         (5)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Cash Flows
                                      (millions)

                                                                    9 Months Ended September 30,
                                                                    ----------------------------
                                                                         1996           1995
                                                                         ----           ----
Cash Flows from Operating Activities:
        Net income                                                        $90.2         $121.1
        Adjustments to reconcile net income to net cash
         provided by operating activities:
        Increase in accrued investment income                             (13.0)         (29.6)
        (Increase) decrease in premiums due and other receivables          (2.3)          28.1
        Increase in policy loans                                          (29.5)         (57.0)
        Increase in deferred policy acquisition costs                    (127.2)        (137.9)
        Decrease in reinsurance loan to affiliate                          22.1           30.9
        Net increase in universal life account balances                   172.5          164.0
        (Decrease) increase in other insurance reserve liabilities       (125.2)          10.6
        Net increase in other liabilities and other assets                130.0            9.6
        Decrease in income taxes                                          (26.7)          (3.6)
        Net accretion of discount on investments                          (51.1)         (48.9)
        Net realized capital gains                                        (17.2)         (19.3)
                                                                     ----------     ----------
           Net cash provided by operating activities                       22.6           68.0
                                                                     ----------     ----------

Cash Flows from Investing Activities:
        Proceeds from sales of:
          Debt securities available for sale                            3,830.6        3,271.9
          Equity securities                                               114.5          130.5
          Mortgage loans                                                    8.6            4.3
        Investment maturities and collections of:
         Debt securities available for sale                               681.8          420.7
         Short-term investments                                            21.5           95.6
        Cost of investment purchases in:
         Debt securities available for sale                            (4,996.5)      (4,581.6)
         Equity securities                                                (63.7)        (170.2)
         Short-term investments                                           (35.5)         (14.2)
        Other, net                                                         (9.1)             -
                                                                     ----------     ----------
           Net cash used for investing activities                        (447.8)        (843.0)
                                                                     ----------     ----------

Cash Flows from Financing Activities:
        Deposits and interest credited for investment contracts         1,140.6        1,461.9
        Withdrawals of investment contracts                              (860.7)        (803.8)
        Dividends paid to shareholder                                      (1.5)             -
                                                                     ----------     ----------
          Net cash provided by financing activities                       278.4          658.1
                                                                     ----------     ----------

Net decrease in cash and cash equivalents                                (146.8)        (116.9)
Cash and cash equivalents, beginning of period                            568.8          623.3
                                                                     ----------     ----------

Cash and cash equivalents, end of period                                 $422.0         $506.4
                                                                     ----------     ----------
                                                                     ----------     ----------

Supplemental cash flow information:
    Income taxes paid, net                                                $60.3          $62.4
                                                                     ----------     ----------
                                                                     ----------     ----------



See Condensed Notes to Consolidated Financial Statements.


                                         (6)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                 Condensed Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

    The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly-owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc. (collectively, the "Company"). Aetna Life Insurance and Annuity Company is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly-owned subsidiary of Aetna Retirement Services, Inc., which is a wholly-owned subsidiary of Aetna Services, Inc. ("Aetna") (formerly Aetna Life and Casualty Company). Aetna is a wholly-owned subsidiary of Aetna Inc.

    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to the 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1996. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

    2.   FUTURE APPLICATION OF ACCOUNTING STANDARDS

    Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996. This statement provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Transactions covered by this statement would include securitizations, sales of partial interests in assets, repurchase agreements and securities lending. This statement requires that after a transfer of financial assets, an entity would recognize on the balance sheet any assets it controls and liabilities it has incurred. Similarly, an entity would remove assets or liabilities from its balance sheet when control of the assets has been surrendered or the liabilities satisfied.

    This statement is effective for 1997 financial statements and early adoption or retroactive application of this statement is not permitted. The Company does not expect the adoption of this statement will have a material effect on its financial position or results of operations.


                                         (7)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                 Condensed Notes to Consolidated Financial Statements
                                     (Continued)

3.  SEVERANCE AND FACILITIES CHARGES

    In the third quarter of 1996, the Company recorded a $30.7 million after tax ($47.3 million pretax) severance and facilities charge primarily related to actions taken or expected to be taken to improve its cost structure relative to its competitors. The severance portion of the charge is based on a plan to eliminate 702 positions (primarily customer service, sales and information technology support staff). The facilities portion of the charge is based on a plan to consolidate sales/service field offices.

    In addition to the above charge, Aetna recorded a facilities and severance charge in the second quarter of 1996, primarily as a result of actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by Aetna's property-casualty operations. The cost allocated to the Company associated with this charge was $9.1 million after tax ($14.0 million pretax).

    Severance and facilities charges for the nine months ended September 30, 1996 included the following (pretax):

                                                Vacated
                                      Asset      Leased              Corporate
(Millions)               Severance  Write-Off   Property    Other    Allocation   Total
----------------------------------------------------------------------------------------
Financial Services       $  29.1    $   1.0    $   1.3    $   1.7    $    -      $  33.1
Life Insurance              12.5        0.4        0.5        0.8         -         14.2
Corporate Allocation           -          -          -          -       14.0        14.0
                      ------------------------------------------------------------------
   Total Company         $  41.6    $   1.4    $   1.8    $   2.5    $  14.0     $  61.3
-----------------------------------------------------------------------------------------


The activity for the nine months ended September 30, 1996 within the severance and facilities reserve (pretax, in millions) and the number of positions eliminated related to such actions were as follows:

                                    Reserve             Positions
-------------------------------------------------------------------
Beginning of period                 $     -                     -
Severance and facilities charges       47.3                   702
Corporate Allocation                   14.0                     -
Actions taken                          (5.9) (1)              (68)
-------------------------------------------------------------------
   End of period                    $  55.4                   634
-------------------------------------------------------------------

(1) Includes $3.6 million of severance related actions and $2.3 million of corporate allocation related actions.


                                         (8)

Termination of the remaining employees, under the announced actions, and the vacating of the leased office space are expected to be substantially completed within 15 months.


                                         (9)

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                 Condensed Notes to Consolidated Financial Statements
                                     (Continued)

4.  DIVIDENDS

    The Company paid $1.5 million in cash dividends to HOLDCO in the second quarter of 1996. No dividends were paid in the third quarter of 1996.

5.  OFF-BALANCE-SHEET AND OTHER FINANCIAL INSTRUMENTS

    The Company engages in hedging activities to manage interest rate and price risks. Such hedging activities have principally consisted of using futures and forward contracts and interest rate swap agreements.

    At September 30, 1996, the Company had stock index futures with a notional amount of $139.2 million and a carrying value of ($9.1) million which approximated fair value. In addition, at September 30, 1996, the Company had commitments to purchase investments for $2.3 million, the fair market value of which is $2.5 million.

6.  RELATED PARTY TRANSACTIONS

    The Company acts as an investment adviser for its affiliated mutual funds. Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly-owned subsidiary of HOLDCO and an affiliate of the Company, has been acting as Subadvisor of all affiliated mutual funds and of most of the General Account assets.

    Fees paid by the Company to Aeltus, on an annual basis, range from .06% to .55% of the average daily net assets under management. For both the three and nine months ended September 30, 1996, the Company paid $6.0 million in such fees.

7.  LITIGATION

    The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.


                                         (10)

                          INDEPENDENT AUDITORS REVIEW REPORT


The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 23, 1996


                                         (11)

Item 2.  Management's Analysis of the Results of Operations

    CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY

                                                              3 Months Ended               9 Months Ended
                                                               September 30,                September 30,
Operating Summary (millions)                               1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------
Premiums                                              $     14.2     $     24.1     $     46.4     $     94.8
Charges assessed against policyholders                      99.1           80.2          289.3          231.1
Net investment income                                      259.7          250.1          771.8          732.0
Net realized capital gains                                   0.1            8.3           17.2           19.3
Other income                                                 9.4            7.5           34.6           30.0
    ------------------------------------------------------------------------------------------------------------
      Total revenue                                        382.5          370.2        1,159.3        1,107.2
    ------------------------------------------------------------------------------------------------------------
Current and future benefits                                224.3          225.6          665.6          663.5
Operating expenses                                          85.5           76.9          264.1          232.4
Amortization of deferred policy acquisition costs           17.9            8.9           46.6           31.4
Severance and facilities charges                            47.3              -           61.3              -
    ------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                          375.0          311.4        1,037.6          927.3
    ------------------------------------------------------------------------------------------------------------
      Income before income taxes                             7.5           58.8          121.7          179.9
Income taxes                                                 0.5           19.6           31.5           58.8
    ------------------------------------------------------------------------------------------------------------
      Net income                                      $      7.0     $     39.2     $     90.2     $    121.1
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------
      Net realized capital gains, net of tax
      (included above)                                $      0.2     $      5.4     $     11.3     $     12.5
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
   Fully guaranteed                                   $     98.9     $     90.5     $    373.0     $    289.2
   Experience-rated                                        310.4          299.2          944.0          961.0
   Non-guaranteed                                          689.0          438.6        2,053.9        1,146.8
                                                     -----------------------------------------------------------
   Total                                              $  1,098.3     $    828.3     $  3,370.9     $  2,397.0
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Assets under management: (1) (2)
   Fully guaranteed                                                                 $  3,445.6     $  3,217.1
   Experience-rated                                                                   10,730.0       10,060.7
   Non-guaranteed                                                                     14,691.0       10,538.3
                                                                                   -----------------------------
   Total                                                                            $ 28,866.6     $ 23,816.1
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


(1) Excludes net unrealized capital gains of $205.6 million and $458.7 million at September 30, 1996 and 1995, respectively.
(2) Includes $4,286.5 million and $1,931.4 million at September 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

OVERVIEW

The Company's net income for the three and nine months ended September 30, 1996 decreased by 82% and 26%, respectively, from the same periods a year ago. Excluding net realized capital gains, results for the three and nine months ended September 30, 1996 decreased 80% and 27%, respectively, from the same periods a year ago. Such decreases reflected after-tax severance and facilities charges of $30.7 million in the third quarter of 1996 primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors and $9.1 million allocated to the Company by Aetna in the second quarter of 1996 (see Note 3 of the Condensed Notes to Consolidated Financial Statements). Excluding net realized capital gains and the severance and facilities charges, earnings for the three and nine months ended September 30, 1996 increased 11% and 9%, respectively, from the same periods a year ago.


                                         (12)

Third quarter and year-to-date earnings in 1996 benefited from increases in charges assessed against policyholders primarily due to the growth in assets under management resulting from continued business growth and, for the nine months ended September 30, 1996, from appreciation in the stock market, as well as overall increased interest margins primarily related to experience rated contracts. Partially offsetting such favorable increases in charges assessed against policyholders were increased expenses. Operating expenses increased primarily due to business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks). In addition, investment management expenses, included in both charges assessed against policyholders and net investment income, increased as a result of the subadvisory agreement which became effective on August 1, 1996 (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

The average annualized earned rate on investments supporting fully guaranteed contracts was 7.9% and 8.0% and the average annualized earned rate on investments supporting experience rated contracts was 8.1% and 8.2% for the nine months ended September 30, 1996 and 1995, respectively. The average annualized credited rate on fully guaranteed contracts was 6.7% and 6.8% and the average annualized credited rate on experience rated contracts was 6.1% and 6.3% for the nine months ended September 30, 1996 and 1995, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.2% and 1.2% and on experience rated contracts were 2.0% and 1.9% for the nine months ended September 30, 1996 and 1995, respectively.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For additional information regarding the Company's asset/liability management practices please see General Account Investments on page 17.


                                         (13)

SEGMENT RESULTS

FINANCIAL SERVICES SEGMENT

                                                              3 Months Ended               9 Months Ended
                                                               September 30,                September 30,
Operating Summary (millions)                               1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------
Premiums                                              $      3.0     $     15.8    $      11.6     $     61.3
Charges assessed against policyholders                      48.0           38.7          141.6          108.2
Net investment income                                      211.0          205.8          629.6          602.3
Net realized capital gains (losses)                         (0.6)           6.8           14.5           18.2
Other income                                                11.3            6.2           33.7           25.7
    ------------------------------------------------------------------------------------------------------------
      Total revenue                                        272.7          273.3          831.0          815.7
    ------------------------------------------------------------------------------------------------------------
Current and future benefits                                163.5          170.8          489.3          514.4
Operating expenses                                          68.3           64.7          213.9          191.4
Amortization of deferred policy acquisition costs            7.8            2.6           15.1            4.9
Severance and facilities charge                             33.1              -           33.1              -
    ------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                          272.7          238.1          751.4          710.7
    ------------------------------------------------------------------------------------------------------------
      Income before income taxes (benefits)                    -           35.2           79.6          105.0
Income taxes (benefits)                                     (2.2)          10.4           20.2           29.7
    ------------------------------------------------------------------------------------------------------------
      Net income (1)                                  $      2.2     $     24.8    $      59.4     $     75.3
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------
      Net realized capital gains (losses),
      net of tax (included above)                     $     (0.3)    $      4.4    $       9.5     $     11.8
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
   Fully guaranteed                                   $     98.9     $     90.5    $     373.0     $    289.2
   Experience-rated                                        225.4          227.6          690.7          721.4
   Non-guaranteed                                          654.7          428.9        1,979.2        1,117.3
                                                     -----------------------------------------------------------
   Total                                              $    979.0     $    747.0    $   3,042.9     $  2,127.9
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Assets under management: (2) (3)
   Fully guaranteed                                                                $   2,855.9     $  2,610.7
   Experience-rated                                                                    8,761.1        8,416.3
   Non-guaranteed                                                                     14,491.7       10,421.3
                                                                                  ------------------------------
   Total                                                                            $ 26,108.7     $ 21,448.3
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

(1) Excludes any effect of corporate facilities and severance charge recorded in the second quarter of 1996 which is not directly allocable to the segment.
(2) Excludes net unrealized capital gains of $185.8 million and $395.7 million at September 30, 1996 and 1995, respectively.
(3) Includes $4,207.1 million and $1,908.4 million at September 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Net income in the Financial Services segment for the three and nine months ended September 30, 1996 decreased 91% and 21%, respectively, from the same periods a year ago. Excluding net realized capital gains and losses, earnings for the three and nine months ended September 30, 1996 decreased 88% and 21%, respectively, from the same periods a year ago. Such decreases reflected an after-tax severance and facilities charge of $21.5 million in the third quarter of 1996 primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 3 of the Condensed Notes to Consolidated Financial Statements). Excluding net realized capital gains and losses and the third quarter 1996 severance and facilities charge, earnings for the three and nine months ended September 30, 1996 increased 18% and 12%, respectively, from the same periods a year ago.

                                         (14)

Third quarter and year-to-date earnings in 1996 benefited from increases in charges assessed against policyholders primarily due to the growth in assets under management resulting from continued business growth and, for the nine months ended September 30, 1996, from appreciation in the stock market, as well as overall increased interest margins primarily related to experience rated contracts. Partially offsetting such favorable increases in charges assessed against policyholders were increased operating expenses.

Premiums, related to annuity contracts containing life contingencies, decreased 81% for both the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily because the Company ceased writing structured settlement annuities in the fourth quarter of 1995. The cessation of writing this product did not and is not expected to have a material effect on results of the segment.

Charges assessed against policyholders for annuity contracts increased 24% and 31% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 reflecting the above-indicated increase in assets under management and higher fees partially offset by increased subadvisory costs (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

Net investment income increased 3% and 5% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 reflecting the above-indicated increase in assets under management partially offset by increased investment expenses associated with the above-indicated subadvisory agreement.

Current and future benefits decreased 4% and 5% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily reflecting the cessation of writing the structured settlement product discussed above, partially offset by continued business growth.

Operating expenses increased 6% and 12% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increase primarily reflects continued business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks).



                                         (15)

LIFE INSURANCE SEGMENT

                                                              3 Months Ended               9 Months Ended
                                                               September 30,                September 30,
Operating Summary (millions)                               1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------
Premiums                                              $     11.2     $      8.3    $      34.8     $     33.5
Charges assessed against policyholders                      51.1           41.5          147.7          122.9
Net investment income                                       48.7           44.3          142.2          129.7
Net realized capital gains                                   0.7            1.5            2.7            1.1
Other income                                                (1.9)           1.3            0.9            4.3
    ------------------------------------------------------------------------------------------------------------
      Total revenue                                        109.8           96.9          328.3          291.5
    ------------------------------------------------------------------------------------------------------------
Current and future benefits                                 60.8           54.8          176.3          149.1
Operating expenses                                          17.2           12.2           50.2           41.0
Amortization of deferred policy acquisition costs           10.1            6.3           31.5           26.5
Severance and facilities charge                             14.2              -           14.2              -
    ------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                          102.3           73.3          272.2          216.6
    ------------------------------------------------------------------------------------------------------------
      Income before income taxes                             7.5           23.6           56.1           74.9
Income taxes                                                 2.7            9.2           16.2           29.1
    ------------------------------------------------------------------------------------------------------------
      Net income (1)                                  $      4.8     $     14.4    $      39.9     $     45.8
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------
      Net realized capital gains, net of tax
      (included above)                                $      0.5     $      1.0    $       1.8     $      0.7
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
   Experience-rated                                   $     85.0     $     71.6    $     253.3     $    239.6
   Non-guaranteed                                           34.3            9.7           74.7           29.5
                                                     -----------------------------------------------------------
   Total                                              $    119.3     $     81.3    $     328.0     $    269.1
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Assets under management: (2) (3)
   Fully guaranteed                                                                $     589.7     $    606.4
   Experience-rated                                                                    1,968.9        1,644.4
   Non-guaranteed                                                                        199.3          117.0
                                                                                  ------------------------------
   Total                                                                           $   2,757.9     $  2,367.8
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

(1) Excludes any effect of corporate facilities and severance charge recorded in the second quarter of 1996 which is not directly allocable to the segment.
(2) Excludes net unrealized capital gains of $19.8 million and $63.0 million at September 30, 1996 and 1995, respectively.
(3) Includes $79.4 million and $23.0 million at September 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Net income in the Life Insurance segment for the three and nine months ended September 30, 1996 decreased 67% and 13%, respectively, from the same periods a year ago. Excluding net realized capital gains, earnings for the three and nine months ended September 30, 1996 decreased 68% and 16%, respectively, from the same periods a year ago. Such decreases reflected an after-tax severance and facilities charge of $9.2 million in the third quarter of 1996 primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 3 of the Condensed Notes to Consolidated Financial Statements). Excluding net realized capital gains and the third quarter 1996 severance and facilities charge, earnings for the three months ended September 30, 1996 were level and increased 5%, respectively, compared to the same periods a year ago.


                                         (16)

Third quarter earnings in 1996 benefited from increased charges assessed against policyholders and increased net investment income, offset by increases in current and future benefits and operating expenses. Year-to-date earnings in 1996 benefited from increased charges assessed against policyholders and increased net investment income, partially offset by increases in current and future benefits and operating expenses.

Charges assessed against policyholders for universal life insurance increased 23% and 20% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 reflecting an increase in the volume of business in force.

Net investment income increased 10% for both the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 reflecting an increase in universal life assets under management primarily as a result of continued business growth partially offset by increased subadvisory costs (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

Current and future benefits increased 11% and 18% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 reflecting higher credited interest and higher benefit payments to policyholders due to the increase in universal life business.

Operating expenses increased 41% and 22% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily reflecting continued business growth.


                                         (17)

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

The Company's invested assets were comprised of the following:



                                              September 30,    December 31,
(Millions)                                          1996            1995
--------------------------------------------------------------------------------
Debt securities, available for sale               $12,573.0       $12,720.8
Equity securities, available for sale:
  Non-redeemable preferred stock                       86.6            57.6
  Investment in affiliated mutual funds               135.4           191.8
  Common stock                                          0.3             8.2
Short-term investments                                 29.1            15.1
Mortgage loans                                         13.0            21.2
Policy loans                                          368.1           338.6
                                                 ------------------------------
     Total Investments                            $13,205.5       $13,353.3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


At September 30, 1996 and December 31, 1995, the Company's carrying value of investments in debt securities represented 95% of total general account invested assets for both periods. At both September 30, 1996 and December 31, 1995, $10.0 billion or 79% of total debt securities supported experience-rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both September 30, 1996 and December 31, 1995 was AA-.

Debt Securities Quality Ratings             Debt Securities Investments by Market Sector
at September 30, 1996                       at September 30, 1996
---------------------------------------    -------------------------------------------------------------
AAA                             46.2%       U.S. Corporate Securities                            40.3%
AA                              11.3        Residential Mortgage-Backed Securities               24.2
A                               25.4        Foreign Securities - U.S. Dollar Denominated         14.2
BBB                             11.6        Commercial/Multifamily Mortgage-
BB                               3.7             Backed Securities                                7.6
B and Below                      1.8        Asset-Backed Securities                               6.9
                             ----------     U.S. Treasuries/Agencies                              6.7
                               100.0%       Other                                                 0.1
                             ----------                                                        --------
                             ----------                                                         100.0%
                                                                                                --------
                                                                                                --------


                                         (18)

Debt Securities Quality Ratings             Debt Securities Investments by Market Sector
at December 31, 1995                        at December 31, 1995
---------------------------------------    -------------------------------------------------------------
AAA                             46.0%       U.S. Corporate Securities                            44.7%
AA                              11.7        Residential Mortgage-Backed Securities               25.2
A                               25.4        Foreign Securities - U.S. Dollar Denominated         11.1
BBB                             11.7        Asset-Backed Securities                               7.9
BB                               4.0        Commercial/Multifamily Mortgage-
B and Below                      1.2             Backed Securities                                6.1
                               --------     U.S. Treasuries/Agencies                              4.6
                               100.0%       Other                                                 0.4
                               --------                                                         --------
                               --------                                                         100.0%
                                                                                                --------
                                                                                                --------


                                         (19)

    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         (27)  Financial Data Schedule.

    (b)  Reports on Form 8-K

         None.


                                         (20)

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                       (Registrant)


  November 14, 1996               By /s/   Deborah Koltenuk
---------------------               ---------------------------
     (Date)                         Deborah Koltenuk
                                    Vice President, Treasurer, and Corporate
                                    Controller (Chief Accounting Officer)



                                         (21)