Form 10-K405
period 1996-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1997-03-28
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 33-23376
                          -----------------                             --------

                    Aetna Life Insurance and Annuity Company
             (Exact name of registrant as specified in its charter)

          Connecticut                                           71-0294708
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

151 Farmington Avenue, Hartford, Connecticut                       06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (ZIP Code)

Registrant's telephone number, including area code (860) 273-0123
                                                   --------------

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

                          Yes |X|         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of February 28, 1997 there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


                                      (1)

                  AETNA LIFE INSURANCE AND ANNUITY COMPANY AND
                SUBSIDIARIES (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1996

                                TABLE OF CONTENTS

Form 10-K
Item Number
-----------
                                     PART I                                 PAGE
                                                                            ----
Item  1. Business**.........................................................   3
Item  2. Properties**.......................................................  13
Item  3. Legal Proceedings..................................................  13
Item  4. Submission of Matters to a Vote of Security Holders*...............  13

                                     PART II

Item  5. Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................  14
Item  6. Selected Financial Data*...........................................  14
Item  7. Management's Analysis of the Results of Operations**...............  14
Item  8. Financial Statements and Supplementary Data........................  23
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................  54

                                    PART III

Item 10. Directors and Executive Officers of the Registrant*................  54
Item 11. Executive Compensation*............................................  54
Item 12. Security Ownership of Certain Beneficial Owners and Management* ...  54
Item 13. Certain Relationships and Related Transactions*....................  54

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules,
          and Reports on Form 8-K...........................................  54

Index to Consolidated Financial Statement Schedules.........................  57
Signatures..................................................................  62


 * Item omitted pursuant to General Instruction I(2) of Form 10-K
** Item prepared in accordance with General Instruction I(2) of Form 10-K


                                      (2)

                  AETNA LIFE INSURANCE AND ANNUITY COMPANY AND
                     SUBSIDIARIES (A wholly owned subsidiary
                       of Aetna Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1996

                                     PART I

Item 1.  Business.

Aetna Life Insurance and Annuity Company is a Connecticut stock life insurance company originally organized in 1954. Aetna Life Insurance and Annuity Company, together with its two wholly owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc., is herein called the "Company". The Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI") whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna") . Two subsidiaries, Systematized Benefits Administrators, Inc. ("SBA") and Aetna Investment Services, Inc. ("AISI"), which were previously reported in the Company's operations were dividended to ARSI in December of 1995. The impact to the Company's operations of distributing these dividends was immaterial. The Company's Home Office is located at 151 Farmington Avenue, Hartford, Connecticut 06156.

The Company offers financial services and individual life insurance products. The Company also acts as investment adviser for its affiliated mutual funds. Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, has been acting as Subadvisor of all affiliated mutual funds and of most of the General Account assets.

The Company's operations are reported through two major business segments: financial services and individual life insurance.



                                      (3)

Financial Services

Products and Services

Financial services products principally include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457 (collectively "qualified plans") and nonqualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). The Company also offers life insurance supplemental contracts. Financial services also include pension plan administrative services. In 1995, the Company discontinued writing structured settlements of certain liabilities.


Investment Options

Financial services products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting non-guaranteed variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. (Separate account assets reflected on the Consolidated Balance Sheets also include assets related to a fully guaranteed interest option, see Note 1 of the Notes to Consolidated Financial Statements.) Non-guaranteed separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations. Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments, where the contract is held to maturity. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of such realized gains and losses (as long as minimum guarantees are not triggered) does not impact the Company's results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by the Company, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company charges the separate account an asset based mortality and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, the Company receives an asset-based investment management fee. For unaffiliated mutual funds, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the products (see Note 10 of the Notes to Consolidated Financial Statements).


                                      (4)

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115, were $27.3 billion, $22.5 billion and $18.1 billion at December 31, 1996, 1995, and 1994, respectively. Approximately 91% and 90% of assets under management at December 31, 1996 and 1995, respectively, allowed for contractholder withdrawal, 79% and 74% of which, respectively, are subject to market value adjustments and/or deferred surrender charges at December 31, 1996.

To encourage customer retention, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59 1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

The following table summarizes assets under management for the principal customer groups of the Financial Services segment. Amounts reflected exclude unrealized gains (losses) of $321.1 million, $689.9 million and $(337.7) million at December 31, 1996, 1995 and 1994, respectively, related to market value adjustments required under FAS No. 115. See Management's Analysis of the Results of Operations for further discussion on assets under management.

--------------------------------------------------------------------------------
(Millions)                                    1996          1995          1994
--------------------------------------------------------------------------------
Corporate pensions                         $ 5,341.4     $ 4,233.5     $ 3,217.4
Not-for-profit organizations                14,041.0      12,086.1      10,025.9
Individuals                                  7,885.7       6,214.8       4,879.6
                                 -----------------------------------------------
                                 Total     $27,268.1     $22,534.4     $18,122.9
--------------------------------------------------------------------------------

Deposits, which are not included in premiums or revenue, are shown in the following table:

--------------------------------------------------------------------------------
(Millions)                                    1996          1995          1994
--------------------------------------------------------------------------------
Corporate pensions                         $ 1,407.0     $   997.0     $   884.1
Not-for-profit organizations                 1,360.6       1,264.9       1,093.3
Individuals                                  1,354.0         984.1         670.2
                                 -----------------------------------------------
                                 Total     $ 4,121.6     $ 3,246.0     $ 2,647.6
--------------------------------------------------------------------------------


                                      (5)

Principal Markets and Method of Distribution

Financial services products and services are offered primarily to individuals, pension plans, small businesses and employer sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate pension markets. Products sold in the individual market are distributed primarily through dedicated career agents, registered life brokers, banks and broker/dealers. Products sold in the not-for-profit market are distributed primarily through dedicated career agents, registered life brokers and broker/dealers. Products sold in the corporate pensions market are sold through pension professionals, stock brokers and third party administrators who work closely with salaried field office employees.

Competition

Competition arises from other insurance companies, as well as an array of financial services companies including banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.

Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

Reserves

Reserves for limited payment contracts (annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, and expenses including a margin for adverse deviation. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. Of those investment contracts which are experience rated, the reserves also reflect net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to FAS No. 115.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.


                                      (6)

Individual Life Insurance

Products and Services

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. Universal life and variable universal life products accounted for approximately 95% of life insurance new business premiums in 1996.

The Company's in-force block of insurance includes a sizable block of traditional whole life insurance originally written by an affiliate, Aetna Life Insurance Company ("Aetna Life"), and transferred to the Company via a reinsurance agreement in 1988 (see Note 10 of the Notes to the Consolidated Financial Statements). This closed book of business contributed 16% of the life insurance segment's earnings in 1996.

Life Insurance In Force

For individual life insurance products, life insurance in force is a key determinant of earnings as cost of insurance charges are typically based on amounts of coverage in force less accumulated policy reserves. The key drivers of life insurance in force are new sales, surrenders and mortality.

Individual life insurance products typically require high costs to acquire business. As with financial services, retention is an important component of profitability and is encouraged through product features. For example, universal life contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates and policy loan terms may be offered after policies have been in force for a period of time. To further encourage retention, life insurance agents are typically paid renewal commissions or service fees.


                                      (7)

               Life Insurance in Force and Other Statistical Data*

The following table summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies:

(millions, except as noted below)                    1996       1995       1994
--------------------------------------------------------------------------------
Sales and additions:
     Direct:
        Permanent .............................  $ 4,356.1  $ 3,757.9  $ 3,369.4
        Term ..................................    1,381.1    2,158.8    1,001.5
     Assumed:
        Permanent .............................       --      1,358.5       --
                                                 -------------------------------
           Total ..............................  $ 5,737.2  $ 7,275.2  $ 4,370.9
                                                 ===============================

Terminations:
     Direct:
        Surrenders and Conversions ............  $ 1,485.7  $ 1,467.0  $ 1,316.4
        Lapses ................................    1,166.1      891.4      860.9
        Other .................................      199.1      152.7      170.0
     Assumed:
        Surrenders and Conversions ............       51.6       53.6       59.4
        Lapses ................................       58.0      331.8      303.9
        Other .................................       52.3       54.2       57.9
                                                 -------------------------------
           Total ..............................  $ 3,012.8  $ 2,950.7  $ 2,768.5
                                                 ===============================
In force:
     Direct:
        Permanent .............................  $35,527.1  $32,333.2  $30,563.0
        Term ..................................    4,749.2    3,698.3    2,062.9
     Assumed:
        Permanent .............................    1,069.8    2,392.9    1,244.8
        Term ..................................    1,006.5    1,203.8    1,433.0
                                                 -------------------------------
           Total ..............................  $42,352.6  $39,628.2  $35,303.7
                                                 ===============================

Number of direct policies in force, end
of year  (thousands)  .........................      472.9      466.9      454.0
                                                 ===============================
Average size of direct policy in force,
end of year (thousands)  ......................  $    85.2  $    77.2  $    71.9
                                                 ===============================
*  Only nonparticipating business is written by the Company


                                      (8)

Investment Options, Fees and Investment Margins

Traditional insurance and universal life products provide customers with only fixed investment options. Variable universal life products provide customers with variable and/or fixed investment options. Investment margins and fees for these investment options are substantially the same as for financial services products discussed above.

Assets Under Management

Investment margins and fees are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses related to market value adjustments required under FAS No. 115, were $2.8 billion, $2.6 billion and $2.2 billion at December 31, 1996, 1995, and 1994, respectively.

Principal Markets and Method of Distribution

Individual life insurance products are offered primarily to individuals, small businesses, employer sponsored groups and executives of Fortune 2000 companies. Individual life insurance products generally are sold through managing general agents, regional brokers and broker/dealers.

Competition

The markets for individual life insurance products are highly competitive. Principal competitive factors are product features and cost. Competition may affect, among other matters, both business growth and the pricing of the Company's products.

Reserves

Reserves for universal life products (which are all experience rated) are equal to cumulative deposits less withdrawals and charges plus credited interest for fixed options thereon, plus/less net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS No. 115. Reserves for all other fixed individual life contracts are computed on a basis of assumed investment yield, mortality, and expenses including a margin for adverse duration. The assumptions vary by plan, year of issue and policy duration.

These reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Reinsurance

Reinsurance arrangements with affiliated and non-affiliated insurance companies are utilized to limit exposure to losses in excess of predetermined amounts per individual life. The Company's retention limit per individual life is $2.0 million (see Notes 10 and 11 of the Notes to the Consolidated Financial Statements).


                                      (9)

General Account Investments

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as U.S. corporate debt securities, residential mortgage-backed securities, foreign government and corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

Please see General Account Investments on page 20 of the Management's Analysis of the Results of Operations for a further discussion of investments. For information concerning the valuation of investments, see Notes 1, 2, 3, and 6 of the Notes to Consolidated Financial Statements.

Other Matters

Regulation

The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance and securities departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

The Company is regulated by the Securities and Exchange Commission ("SEC") and to a lesser extent some state securities regulators as a broker-dealer and investment adviser. The SEC also regulates certain of the Company's annuity, life insurance and other investment and retirement products. These products involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940.

The Company provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").


                                      (10)

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit contract" were "plan assets" for purposes of ERISA and that the insurance company was an ERISA fiduciary with respect to those assets. In reaching its decision, the Court declined to follow a 1975 Department of Labor ("DOL") interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

Congress recently enacted the Small Business Job Protection Act (the "Act"), which, among other matters, created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act. The regulations will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. See Note 5 of the Notes to Consolidated Financial Statements.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after tax charges to earnings for guaranty fund obligations for the years ended December 31, 1996, 1995 and 1994 were $2.2 million, $1.4 million and $0.6 million, respectively. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Forward-Looking Information on page 12.

Miscellaneous

The Company had approximately 2,500 employees at December 31, 1996.


Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 1996. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or either of its segments. See Note 13 of the Notes to the Consolidated Financial Statements regarding segment information.


                                      (11)

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. Certain information contained herein is forward-looking within the meaning of the Act or SEC rules. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this report, may affect forward-looking statements and the Company's business generally.

Ratings. Adverse changes in the claims-paying ratings of the Company and its insurance subsidiary could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees and investment margins.

Product Retention. The Company incurs up-front costs, such as commissions, in sales of its annuity and life insurance products. These costs are generally deferred and recognized by the Company over time, and the retention of assets under those products is an important component of profitability. The Company generally seeks to structure its products to encourage retention of assets under management, through surrender charges, more favorable credited rates to customers on assets the Company retains for longer periods, renewal commissions, service fees or other terms. However, customer withdrawal of assets earlier than anticipated by the Company in pricing its products would adversely affect profitability.

Significant Changes in Financial Markets. Significant changes in financial markets could impact the level of assets under management in the Company's businesses, and, in turn, the Company's level of asset-based fees and investment margins. For example, significant increases in interest rates or decreases in equity markets, in addition to directly affecting the level of assets under management, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives not offered by the Company. Significant declines in the value of investments may also affect the Company's ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Retention of Key Senior Executives. The Company's success is dependent, in part, on Aetna's ability to attract and retain key senior executives. Aetna has entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with the Company will continue.


                                      (12)

Other Adverse Changes in Regulation. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by: (i) increases in minimum net capital and other financial viability requirements for insurance operations, (ii) removal of barriers preventing banks from engaging in insurance and mutual fund businesses, (iii) the taxation of insurance companies, and (iv) changes in the tax treatment of insurance products.

Item 2. Properties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                      (13)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

All of the Company's outstanding shares are directly owned by HOLDCO, which is a wholly owned subsidiary of ARSI whose ultimate parent is Aetna. The shares were contributed to HOLDCO in 1996 from ARSI. The Company paid $3.5 million in cash dividends to HOLDCO in 1996. The Company received a capital contribution of $10.4 million in cash from its parent in 1996. In 1995, the Company dividended $2.9 million in the form of two of its subsidiaries, Systematized Benefits Administrators, Inc. and Aetna Investment Services, Inc., to Aetna Retirement Services, Inc. (the Company's former parent). There were no capital contributions in 1995.

The amount of dividends which may be paid by the Company to HOLDCO without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $71.1 million in dividend distributions in 1997.

Item 6. Selected Financial Data.

Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.


                                      (14)

Consolidated Overview:

Operating Summary (millions)                                              1996        1995       1994
======================================================================================================
Premiums (1)                                                          $   133.6   $   212.7  $   191.6
Charges assessed against policyholders                                    396.5       318.9      279.0
Net investment income                                                   1,045.6     1,004.3      917.2
Net realized capital gains                                                 19.7        41.3        1.5
Other income                                                               45.4        42.0       10.3
            ------------------------------------------------------------------------------------------
            Total revenue                                               1,640.8     1,619.2    1,399.6
            ------------------------------------------------------------------------------------------
Current and future benefits (1)                                           968.6       997.2      921.5
Operating expenses                                                        342.2       310.8      225.7
Amortization of deferred policy acquisition costs                          69.8        48.0       31.5
Severance and facilities charges                                           61.3        --         --
            ------------------------------------------------------------------------------------------
            Total benefits and expenses                                 1,441.9     1,356.0    1,178.7
            ------------------------------------------------------------------------------------------
            Income before income taxes                                    198.9       263.2      220.9
Income taxes                                                               57.8        87.3       75.6
            ------------------------------------------------------------------------------------------
            Net income                                                $   141.1   $   175.9  $   145.3
            ==========================================================================================
            Net realized capital gains, net of tax (included above)   $    13.0   $    25.8  $     1.0
            ==========================================================================================
------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
    Annuities--fixed options                                          $ 1,362.3   $ 1,306.8  $ 1,307.2
    Annuities--variable options                                         2,759.3     1,939.2    1,340.4
    Individual Life Insurance                                             443.2       539.1      318.7
                                                                      --------------------------------
       Total                                                          $ 4,564.8   $ 3,785.1  $ 2,966.3
======================================================================================================
Assets under management: (2)
    Annuities--fixed options                                          $11,692.4   $11,076.8  $10,070.3
    Annuities--variable options (3)                                    14,468.1    10,489.0    7,146.6
    Other investment advisory                                           1,107.6       968.6      906.0
                                                                      --------------------------------
       Financial Services                                              27,268.1    22,534.4   18,122.9
    Individual Life Insurance (3)                                       2,830.5     2,590.9    2,220.5
                                                                      --------------------------------
       Total                                                          $30,098.6   $25,125.3  $20,343.4
======================================================================================================
Individual life insurance coverage issued                             $ 5,626.8   $ 5,816.9  $ 3,833.0
======================================================================================================
Individual life insurance coverage in force                           $42,352.6   $39,628.2  $35,303.7
======================================================================================================

(1) Includes $71.8 million, $81.9 million and $67.4 million for 1996, 1995 and 1994, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes net unrealized capital gains (losses) of $366.4 million, $797.1 million and $(386.4) million at December 31, 1996, 1995 and 1994, respectively.
(3) Includes $4,724.8 million, $2,604.2 million and $902.9 million at December 31, 1996, 1995 and 1994, respectively, related to assets held and managed by unaffiliated mutual funds.

The Company's 1996 net income includes after-tax severance and facilities charges of $39.8 million, see Note 7 in the Notes to Consolidated Financial Statements. Excluding these charges and net realized capital gains, the Company's results increased $17.8 million and $5.8 million in 1996 and 1995, respectively, reflecting improved earnings from financial services, as well as, in 1996, individual life insurance.

Assets under management, excluding the effect of FAS 115, increased by 20% during 1996 and 24% in 1995 primarily due to continued business growth and overall improvement in the stock market.


                                      (15)

Of the $11.7 billion, $11.1 billion and $10.1 billion of fixed annuity assets under management at December 31, 1996, 1995 and 1994, respectively, 25%, 23% and 20%, respectively, were fully guaranteed, and 75%, 77% and 80% were experience rated. The average earned rate on investments supporting fully guaranteed investment contracts was 7.9%, 8.2% and 8.5% and the average earned rate on investments supporting experience rated investment contracts was 8.0%, 8.1% and 8.2% for the years ended December 31, 1996, 1995 and 1994, respectively. The average credited rate on fully guaranteed investment contracts was 6.8%, 7.0% and 6.8% and the average credited rate on experience rated investment contracts was 6.0%, 6.2% and 6.2% for the years ended December 31, 1996, 1995 and 1994, respectively. The resulting interest margins on fully guaranteed investment contracts were 1.1%, 1.2% and 1.7% and on experience rated investment contracts were 2.0%, 1.9% and 2.0% for the years ended December 31, 1996, 1995 and 1994, respectively.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities (see "General Account Investments").


                                      (16)

Financial Services:

Operating Summary                                                      1996        1995     1994
(millions)
===================================================================================================
Premiums (1)                                                       $    84.9   $   164.4   $  137.6
Charges assessed against policyholders                                 197.0       150.4      126.6
Net investment income                                                  852.6       823.3      745.9
Net realized capital gains                                              17.0        37.8        1.4
Other income                                                            43.6        35.4        2.0
          -----------------------------------------------------------------------------------------
          Total revenue                                              1,195.1     1,211.3    1,013.5
          -----------------------------------------------------------------------------------------
Current and future benefits (1)                                        728.3       786.3      707.3
Operating expenses                                                     275.8       254.4      174.1
Amortization of deferred policy acquisition costs                       28.0        10.5        9.6
Severance and facilities charge                                         33.1        --         --
          -----------------------------------------------------------------------------------------
          Total benefits and expenses                                1,065.2     1,051.2      891.0
          -----------------------------------------------------------------------------------------
          Income before income taxes                                   129.9       160.1      122.5
Income taxes                                                            35.6        46.3       37.0
          -----------------------------------------------------------------------------------------
          Net income (2)                                           $    94.3   $   113.8  $    85.5
          =========================================================================================
          Net realized capital gains, net of tax (included above)  $    11.1   $    23.6  $     0.9
          =========================================================================================
---------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities - fixed options                                     $ 1,362.3   $ 1,306.8  $ 1,307.2
     Annuities - variable options                                    2,759.3     1,939.2    1,340.4
                                                 --------------------------------------------------
           Total                                                   $ 4,121.6   $ 3,246.0  $ 2,647.6
===================================================================================================
Assets under management: (3)
     Annuities - fixed options                                     $11,692.4   $11,076.8  $10,070.3
     Annuities - variable options (4)                               14,468.1    10,489.0    7,146.6
     Other investment advisory                                       1,107.6       968.6      906.0
                                                 --------------------------------------------------
           Total                                                   $27,268.1   $22,534.4  $18,122.9
===================================================================================================

(1) Includes $71.8 million, $81.9 million and $67.4 million for 1996, 1995 and 1994, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the segment.
(3) Excludes net unrealized capital gains (losses) of $321.1 million, $689.9 million and $(337.7) million at December 31, 1996, 1995 and 1994, respectively.
(4) Includes $4,633.2 million, $2,577.7 million and $892.5 million at December 31, 1996, 1995 and 1994, respectively, related to assets held and managed by unaffiliated mutual funds.

Earnings, excluding the after-tax severance and facilities charge of $21.5 million (see Note 7 in the Notes to Consolidated Financial Statements) and net realized capital gains, increased by 16% and 6% in 1996 and 1995, respectively. The increases in 1996 and 1995 earnings reflect increased charges assessed against policyholders due to growth in assets under management. Assets under management increased from continued business growth through deposits and appreciation in the stock market. Such improved earnings in 1996 also reflect increased interest margins, primarily related to experience rated contracts. Partially offsetting the favorable increases in charges assessed against policyholders were increased operating expenses associated with business growth and, in 1996, investments in nontraditional distribution channels such as brokers/dealers and banks.

Premiums relate to annuity products containing life contingencies. Premiums decreased by $79.5 million in 1996 and increased by $26.8 million in 1995. The 1996 decrease resulted primarily from the Company ceasing to write structured settlement annuities in the fourth quarter of 1995. The cessation of writing this product did not and is not expected to have a material effect on results of the segment. The 1995 increase resulted primarily from increases in annuitizations (i.e., contracts converting from the accumulation phase to payout options with life contingencies) and immediate annuity sales.


                                      (17)

Deposits relate to annuity contracts not containing life contingencies. Deposits increased 27% in 1996, reflecting continued business growth. The increase in 1995 reflected the acquisition of a $300.1 million variable annuity block of business.


                                      (18)

Individual Life Insurance:

Operating Summary (millions)                                             1996        1995       1994
=====================================================================================================
Premiums                                                             $    48.7   $    48.3  $    54.0
Charges assessed against policyholders                                   199.5       168.5      152.4
Net investment income                                                    193.0       181.0      171.3
Net realized capital gains                                                 2.7         3.5        0.1
Other income                                                               1.8         6.6        8.3
            -----------------------------------------------------------------------------------------
            Total revenue                                                445.7       407.9      386.1
            -----------------------------------------------------------------------------------------
Current and future benefits                                              240.3       210.9      214.2
Operating expenses                                                        66.4        56.4       51.6
Amortization of deferred policy acquisition costs                         41.8        37.5       21.9
Severance and facilities charge                                           14.2        --         --
            -----------------------------------------------------------------------------------------
            Total benefits and expenses                                  362.7       304.8      287.7
            -----------------------------------------------------------------------------------------
           Income before income taxes                                     83.0       103.1       98.4
Income taxes                                                              27.1        41.0       38.6
            -----------------------------------------------------------------------------------------
            Net income (1)                                           $    55.9   $    62.1  $    59.8
            =========================================================================================
            Net realized capital gains, net of tax (included above)  $     1.9   $     2.2  $     0.1
            =========================================================================================
-----------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
    Individual Life Insurance                                        $   443.2   $   539.1  $   318.7
=====================================================================================================
Assets under management: (2)
    Individual Life Insurance (3)                                    $ 2,830.5   $ 2,590.9  $ 2,220.5
=====================================================================================================
Individual life insurance coverage issued                            $ 5,626.8   $ 5,816.9  $ 3,833.0
=====================================================================================================
Individual life insurance coverage in force                          $42,352.6   $39,628.2  $35,303.7
=====================================================================================================

(1) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the segment.
(2) Excludes net unrealized capital gains (losses) of $45.3 million, $107.2 million and $(48.7) million at December 31, 1996, 1995 and 1994, respectively.
(3) Includes $91.6 million, $26.5 million and $10.4 million at December 31, 1996, 1995 and 1994, respectively, related to assets held and managed by unaffiliated mutual funds.

Earnings, excluding the after-tax severance and facilities charge of $9.2 million (see Note 7 in the Notes to Consolidated Financial Statements) and net realized capital gains, increased by 5% in 1996. Earnings in 1995 were level with 1994. The increase in 1996 reflects favorable mortality experience in the traditional business and favorable mortality and surrender margins from the universal life block acquired in 1995, partially offset by higher amortization of deferred policy acquisition costs and by increased operating expenses associated with business growth.

Premiums relate to traditional life insurance. Premiums were level in 1996 as increased premiums related to term insurance products were offset by declining traditional whole life insurance premiums. Premiums decreased by 11% in 1995 which is primarily due to lower traditional whole life insurance premiums.

Deposits relate to universal life contracts. Deposits in 1995 included the acquisition of a $172.4 million universal life block of business from an unaffiliated insurer. Excluding this amount, deposits increased 21% and 15% in 1996 and 1995, respectively, reflecting continued business growth.


                                      (19)

General Account Investments

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. The risks associated with investments supporting experience rated products are assumed by those customers subject to, among other things, certain minimum guarantees.

The Company's invested assets were comprised of the following:

(Millions)                                                     1996      1995
--------------------------------------------------------------------------------
Debt securities, available for sale                         $12,905.5  $12,720.8
Equity securities, available for sale:
    Non-redeemable preferred stock                              119.0       57.6
    Investment in affiliated mutual funds                        81.1      191.8
    Common stock                                                  0.3        8.2
Short-term investments                                           34.8       15.1
Mortgage loans                                                   13.0       21.2
Policy loans                                                    399.3      338.6
                                                     ---------------------------
     Total Investments                                      $13,553.0  $13,353.3
================================================================================

At December 31, 1996 and 1995, the Company's carrying value of investments in debt securities represented 95% of total general account invested assets for both periods. At December 31, 1996 and 1995, $10.3 billion and $10.0 billion, 80% and 79%, respectively, of total debt securities supported experience rated products.


                                      (20)

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both December 31, 1996 and 1995 was AA-.

Debt Securities Quality Ratings
at December 31, 1996
---------------------------------

AAA                       47.3%
AA                        10.5
A                         23.9
BBB                       11.9
BB                         4.3
B and Below                2.1
                      -----------
                         100.0%
                      ===========

Debt Securities Investments by Market Sector
at December 31, 1996
--------------------------------------------------------------------------------

U.S. Corporate Securities                                                  36.8%
Residential Mortgage-Backed Securities                                     24.6
Foreign Securities - U.S. Dollar Denominated                               15.2
U.S. Treasuries/Agencies                                                    8.4
Commercial/Multifamily Mortgage-
     Backed Securities                                                      8.0
Asset-Backed Securities                                                     6.9
Other                                                                       0.1
                                                                          -----
                                                                          100.0%
                                                                          =====

Debt Securities Quality Ratings
at December 31, 1995
---------------------------------
AAA                       46.0%
AA                        11.7
A                         25.4
BBB                       11.7
BB                         4.0
B and Below                1.2
                      -----------
                         100.0%
                      ===========

Debt Securities Investments by Market Sector
at December 31, 1995
--------------------------------------------------------------------------------
U.S. Corporate Securities                                                  44.7%
Residential Mortgage-Backed Securities                                     25.2
Foreign Securities - U.S. Dollar Denominated                               11.1
Asset-Backed Securities                                                     7.9
Commercial/Multifamily Mortgage-
      Backed Securities                                                     6.1
U.S. Treasuries/Agencies                                                    4.6
Other                                                                       0.4
                                                                          -----
                                                                          100.0%
                                                                          =====

In 1996, the Company reduced its investments in U.S. Corporate Securities and increased its investments in U.S. dollar denominated foreign securities, U.S. Treasuries/Agencies and commercial/multifamily mortgage-backed securities. Investments in residential mortgage-backed securities and asset-backed securities also decreased (see Note 2 of the Notes to the Consolidated Financial Statements).

The portfolio of debt securities at December 31, 1996 and 1995 included $837.0 million and $662.5 million, respectively, (6% and 5%, respectively, of the debt securities) of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB-/Baa3, by Standard & Poors/Moody's Investor Services, respectively. Of these below investment grade assets, $16.5 million and $14.5 million, at December 31, 1996 and 1995, respectively, were investments that were purchased at investment grade, but whose ratings have since been downgraded.


                                      (21)

Liquidity and Capital Resources

                                                              1996       1995        1994
                                                              ----       ----        ----
                                                                      (millions)
Assets...................................................  $31,693.3   $27,144.9   $20,934.1
                                                           =========   =========   =========

Shareholder's Equity ....................................  $ 1,609.5   $ 1,583.0   $ 1,088.5
                                                           =========   =========   =========

Net cash (used for) provided by operating activities ....  $  (126.8)  $   309.1   $   206.6
                                                           =========   =========   =========

Net cash used for investing activities ..................  $  (423.1)  $(1,135.6)  $  (908.5)
                                                           =========   =========   =========

Net cash provided by financing activities ...............  $   440.2   $   772.0   $   789.1
                                                           =========   =========   =========

Cash and Cash Equivalents ...............................  $   459.1   $   568.8   $   623.3
                                                           =========   =========   =========

The liquidity needs of the Company's businesses have generally been met by cash provided by premiums, deposits, asset maturities and income received on investments. Cash provided from these sources is used primarily for benefit payments, contract withdrawals and operating expenses.

Debt securities and mortgage loans have durations that were selected to approximate the durations of the liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

As the Company's investment strategy focuses on matching asset and liability durations, and not specific cash flows, and since these duration assessments are dependent on numerous cash flow assumptions, asset sales may, from time to time, be required to satisfy liability obligations and/or rebalance asset portfolios. The investment portfolios are closely monitored to assess asset and liability matching in order to rebalance the portfolios as conditions warrant.

Given the high quality of the debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity.

The Company's cash flow requirements for 1996 were met by funds provided from operations, from the maturity and sale of investments and from financing activities.

The Company has no debt. The Company received a capital contribution of $10.4 million in cash from HOLDCO in 1996. The Company received no capital contributions in 1995 or 1994. (See Note 10 of Notes to Consolidated Financial Statements).

The amount of dividends which may be paid to the shareholder without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $71.1 million in dividend distributions in 1997.

                                      (22)

Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report                                                 24

Consolidated Financial Statements:

   Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994                                        25

   Consolidated Balance Sheets as of December 31, 1996
     and 1995                                                                26

   Consolidated Statements of Changes in Shareholder's Equity
     for the Years Ended December 31, 1996, 1995 and 1994                    27

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994                                  28

   Notes to Consolidated Financial Statements                                29


                                      (23)

                          Independent Auditors' Report

The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
February 4, 1997

                                     (24)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                    Consolidated Statements of Income
                               (millions)

                                                Years Ended December 31,
                                           --------------------------------
                                              1996        1995       1994
                                              ----        ----       ----

Revenue:
  Premiums                                   $133.6      $212.7     $191.6
  Charges assessed against policyholders      396.5       318.9      279.0
  Net investment income                     1,045.6     1,004.3      917.2
  Net realized capital gains                   19.7        41.3        1.5
  Other income                                 45.4        42.0       10.3
                                            -------     -------    -------
    Total revenue                           1,640.8     1,619.2    1,399.6
                                            -------     -------    -------

Benefits and expenses:
  Current and future benefits                 968.6       997.2      921.5
  Operating expenses                          342.2       310.8      225.7
  Amortization of deferred policy
   acquisition costs                           69.8        48.0       31.5
  Severance and facilities charges             61.3        --         --
                                            -------     -------    -------
    Total benefits and expenses             1,441.9     1,356.0    1,178.7
                                            -------     -------    -------

Income before income taxes                    198.9       263.2      220.9

Income taxes                                   57.8        87.3       75.6
                                            -------     -------    -------
Net income                                   $141.1      $175.9     $145.3
                                            =======     =======    =======




See Notes to Consolidated Financial Statements.


                                      (25)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                         Consolidated Balance Sheets
                        (millions, except share data)


                                                         December 31,
                                                    -------------------------
                                                      1996             1995
                                                      ----             ----
Assets
------

Investments:
  Debt securities, available for sale:
   (amortized cost: $12,539.1 and $11,923.7)        $12,905.5        $12,720.8
  Equity securities, available for sale:
   Non-redeemable preferred stock
    (cost: $107.6 and $51.3)                            119.0             57.6
   Investment in affiliated mutual funds
    (cost: $77.3 and $173.4)                             81.1            191.8
   Common stock (cost: $0.0 and $6.9)                     0.3              8.2
   Short-term investments                                34.8             15.1
   Mortgage loans                                        13.0             21.2
   Policy loans                                         399.3            338.6
                                                    ---------        ---------
       Total investments                             13,553.0         13,353.3

  Cash and cash equivalents                             459.1            568.8
  Accrued investment income                             159.0            175.5
  Premiums due and other receivables                     26.6             37.3
  Deferred policy acquisition costs                   1,515.3          1,341.3
  Reinsurance loan to affiliate                         628.3            655.5
  Other assets                                           33.7             26.2
  Separate Account assets                            15,318.3         10,987.0
                                                    ---------        ---------
       Total assets                                 $31,693.3        $27,144.9
                                                    =========        =========

Liabilities and Shareholder's Equity
-------------------------------------

Liabilities:
  Future policy benefits                             $3,617.0          $3,594.6
  Unpaid claims and claim expenses                       28.9              27.2
  Policyholders' funds left with the Company         10,663.7          10,500.1
                                                    ---------         ---------
      Total insurance reserve liabilities            14,309.6          14,121.9
  Other liabilities                                     354.7             257.2
  Income taxes:
    Current                                              20.7              26.2
    Deferred                                             80.5             169.6
  Separate Account liabilities                       15,318.3          10,987.0
                                                    ---------         ---------
      Total liabilities                              30,083.8          25,561.9
                                                    ---------         ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and
   outstanding)                                           2.8               2.8
  Paid-in capital                                       418.0             407.6
  Net unrealized capital gains                           60.5             132.5
  Retained earnings                                   1,128.2           1,040.1
                                                    ---------         ---------
      Total shareholder's equity                      1,609.5           1,583.0
                                                    ---------         ---------

       Total liabilities and shareholder's equity   $31,693.3         $27,144.9
                                                    =========         =========


See Notes to Consolidated Financial Statements.


                                      (26)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

          Consolidated Statements of Changes in Shareholder's Equity
                                 (millions)


                                                  Years Ended December 31,
                                             -----------------------------------
                                                  1996       1995      1994
                                                  ----       ----      ----

Shareholder's equity, beginning of year         $1,583.0   $1,088.5   $1,246.7

Capital contributions                               10.4      --         --

Net change in unrealized capital gains (losses)    (72.0)     321.5     (303.5)

Net income                                         141.1      175.9      145.3

Other changes                                      (49.5)     --         --

Common stock dividends declared                     (3.5)      (2.9)     --
                                                --------   --------   --------
Shareholder's equity, end of year               $1,609.5   $1,583.0   $1,088.5
                                                ========   ========   ========



See Notes to Consolidated Financial Statements.


                                       (27)

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                   Consolidated Statements of Cash Flows
                                 (millions)


                                                                  Years Ended December 31,
                                                           -------------------------------------
                                                               1996        1995         1994
                                                               ----        ----         ----
Cash Flows from Operating Activities:
  Net income                                                  $141.1       $175.9       $145.3
  Adjustments to reconcile net income to net
   cash (used for) provided by operating activities:
  Decrease (increase) in accrued investment income              16.5        (33.3)       (17.5)
  Decrease in premiums due and other receivables                 1.6         25.4          1.3
  Increase in policy loans                                     (60.7)       (89.9)       (46.0)
  Increase in deferred policy acquisition costs               (174.0)      (177.0)      (105.9)
  Decrease in reinsurance loan to affiliate                     27.2         34.8         27.8
  Net increase in universal life account balances              243.2        393.4        164.7
  (Decrease) increase in other insurance
   reserve liabilities                                        (211.5)        79.0         75.1
  Net increase in other liabilities and other assets             3.1         13.0         52.5
  Decrease in income taxes                                     (26.7)        (4.5)       (10.3)
  Net accretion of discount on investments                     (68.0)       (66.4)       (77.9)
  Net realized capital gains                                   (19.7)       (41.3)        (1.5)
  Other, net                                                     1.1          --          (1.0)
                                                            --------     --------     --------
    Net cash (used for) provided by operating activities      (126.8)       309.1        206.6
                                                            --------     --------     --------

Cash Flows from Investing Activities:
  Proceeds from sales of:
   Debt securities available for sale                        5,182.2      4,207.2      3,593.8
   Equity securities                                           190.5        180.8         93.1
   Mortgage loans                                                8.7         10.7         --
   Limited partnership                                          --           26.6         --
  Investment maturities and collections of:
   Debt securities available for sale                          885.2        583.9      1,289.2
   Short-term investments                                       35.0        106.1         30.4
  Cost of investment purchases in:
   Debt securities available for sale                       (6,534.3)    (6,034.0)    (5,621.4)
   Equity securities                                          (118.1)      (170.9)      (162.5)
   Short-term investments                                      (54.7)       (24.7)      (106.1)
   Mortgage loans                                               --          (21.3)        --
   Limited partnership                                          --           --          (25.0)
  Other, net                                                   (17.6)        --           --
                                                            --------     --------     --------
    Net cash used for investing activities                    (423.1)    (1,135.6)      (908.5)
                                                            --------     --------     --------

Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts    1,579.5      1,884.5      1,737.8
  Withdrawals of investment contracts                       (1,146.2)    (1,109.6)      (948.7)
  Additional capital contributions                              10.4         --           --
  Dividends paid to shareholder                                 (3.5)        (2.9)        --
                                                            --------     --------     --------
    Net cash provided by financing activities                  440.2        772.0        789.1
                                                            --------     --------     --------

Net (decrease) increase in cash and cash equivalents          (109.7)       (54.5)        87.2
Cash and cash equivalents, beginning of year                   568.8        623.3        536.1
                                                            --------     --------     --------

Cash and cash equivalents, end of year                        $459.1       $568.8       $623.3
                                                            ========     ========     ========

Supplemental cash flow information:
  Income taxes paid, net                                       $85.5        $92.8        $85.9
                                                            ========     ========     ========

See Notes to Consolidated Financial Statements.

                                       (28)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Aetna Life Insurance and Annuity Company and its wholly owned subsidiaries (collectively, the "Company") is a provider of financial services and life insurance products in the United States. The Company has two business segments: financial services and individual life insurance.

     Financial services products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, and non-qualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services, financial planning and pension plan administrative services.

     Individual life insurance products include universal life, variable universal life, traditional whole life and term insurance.

     Basis of Presentation

     The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiaries, Aetna Insurance Company of America and Aetna Private Capital, Inc. Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to 1995 and 1994 financial information to conform to the 1996 presentation.

     Future Application of Accounting Standards

     Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996. This statement provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Transactions covered by this statement would include securitizations, sales of partial interests in assets, repurchase agreements and securities lending. This statement requires that after a transfer of financial assets, an entity would recognize any assets it controls and liabilities it has incurred. An entity would not recognize assets when control has been surrendered or liabilities have been satisfied. Portions of this statement are effective for each of 1997 and 1998 financial statements and early adoption is not permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.


                                      (29)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

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

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

     Investments

     All of the Company's debt and equity securities are classified as available for sale and carried at fair value. These securities are written down (as realized capital losses) for other than temporary declines in value. Unrealized capital gains and losses related to available for sale other than amounts allocable to experience rated contractholders, are reflected in shareholder's equity, net of related taxes.

     Fair values for debt and equity securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

     Purchases and sales of debt and equity securities are recorded on the trade date.

     The investment in affiliated mutual funds primarily represents an investment in the Aetna Series Fund, Inc., a retail mutual fund which has been seeded by the Company, and is carried at fair value.

     Mortgage loans and policy loans are carried at unpaid principal balances, net of impairment reserves. Sales of mortgage loans are recorded on the closing date.

     Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.


                                      (30)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Deferred gains or losses on such futures contracts are amortized over the life of the acquired asset or liability as a yield adjustment or through net realized capital gains or losses upon disposal of an asset. Changes in the fair value of futures contracts that do not qualify as hedges are recorded in net realized capital gains or losses. Hedge designation requires specific asset or liability identification, a probability at inception of high correlation with the position underlying the hedge, and that high correlation be maintained throughout the hedge period. If a hedging instrument ceases to be highly correlated with the position underlying the hedge, hedge accounting ceases at that date and excess gains and losses on the hedging instrument are reflected in net realized capital gains or losses.

     Swap agreements which are designated as interest rate risk management instruments at inception are accounted for using the accrual method. Accordingly, the difference between amounts paid and received on such agreements is reported in net investment income. There is no recognition in the Consolidated Balance Sheets for changes in the fair value of the agreement.

     Deferred Policy Acquisition Costs

     Certain costs of acquiring insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For fixed ordinary life contracts, such costs are amortized over expected premium-paying periods (up to 20 years). For universal life and certain annuity contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 20 years).

     Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

     Insurance Reserve Liabilities

     Future Policy Benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon. Reserves for immediate annuities with life contingent payouts and traditional life insurance contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 2.25% to 12.00%. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Aetna experience and are periodically reviewed against both industry standards and experience.


                                      (31)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Policyholders' Funds Left With the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 4.00% to 7.00%), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

     Unpaid claims for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

     Premiums, Charges Assessed Against Policyholders, Benefits and Expenses

     For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Life insurance premiums, other than premiums for universal life and certain annuity contracts, are recorded as premium revenue when due. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments begin under contracts with life contingent payouts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity, reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Statements of Income.

     Separate Accounts

     Assets held under variable universal life and variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder or participant under a contract, in shares of Aetna Variable Fund, Aetna Income Shares, Aetna Variable Encore Fund, Aetna Investment Advisers Fund, Inc., Aetna GET Fund, the Aetna Series Fund Inc., or the Aetna Generation Funds (collectively, "Funds"), which are managed by the Company, or other selected mutual funds not managed by the Company.

     Separate Accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option. Since the Company bears the investment risk where the contract is held to maturity, the assets of the Separate Account supporting the guaranteed interest option are carried at an amortized cost of $515.6 million for 1996 (fair value $523.0 million) and $322.2 million for 1995 (fair value $343.9 million). Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.10% to 8.00% in 1996 and 4.50% to 8.38% in 1995.


                                      (32)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Separate Accounts assets and liabilities are shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Statements of Income (with the exception of realized capital gains and losses on the sale of assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Income Taxes

     The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


                                      (33)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments

     Debt securities available for sale as of December 31, 1996 were as follows:

                                                          Gross       Gross
                                            Amortized  Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses     Value
                                              ----        -----       ------     -----
                                                       (millions)
U.S. government and government
   agencies and authorities                $ 1,072.4   $    20.5   $     4.5   $ 1,088.4

States, municipalities and political
   subdivisions                                  6.0         1.2        --           7.2

U.S. corporate securities:
     Financial                               2,143.4        43.1         9.7     2,176.8
     Food & fiber                              198.2         4.6         1.3       201.5
     Healthcare & consumer products            735.9        20.2         6.3       749.8
     Media & broadcast                         274.9         7.0         2.8       279.1
     Natural resources                         187.7         4.5         0.4       191.8
     Transportation & capital goods            521.9        22.0         1.8       542.1
     Utilities                                 448.8        14.8         2.8       460.8
     Other                                     141.5         3.0        --         144.5
                                           ---------   ---------   ---------   ---------
   Total U.S. corporate securities           4,652.3       119.2        25.1     4,746.4

Foreign Securities:
     Government                                758.6        36.0         5.7       788.9
     Utilities                                 187.8        16.1        --         203.9
     Other                                     945.5        30.9         6.3       970.1
                                           ---------   ---------   ---------   ---------
   Total foreign securities                  1,891.9        83.0        12.0     1,962.9

Residential mortgage-backed securities:
     Pass-throughs                             792.2        78.3         3.1       867.4
     Collateralized mortgage obligations     2,227.8        94.9        13.7     2,309.0
                                           ---------   ---------   ---------   ---------
Total residential mortgage-
   backed securities                         3,020.0       173.2        16.8     3,176.4

Commercial/Multifamily mortgage-
   backed securities                         1,008.7        24.8         5.6     1,027.9

Other asset-backed securities                  887.8        10.7         2.2       896.3
                                           ---------   ---------   ---------   ---------

Total Debt Securities                      $12,539.1   $   432.6   $    66.2   $12,905.5
                                           =========   =========   =========   =========


                                      (34)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Debt securities available for sale as of December 31, 1995 were as follows:

                                                          Gross       Gross
                                            Amortized  Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses     Value
                                              ----        -----       ------     -----
                                                       (millions)
U.S. government and government
   agencies and authorities                $   539.5   $    47.5   $    --     $   587.0

States, municipalities and political
   subdivisions                                 41.4        12.4        --          53.8

U.S. Corporate securities:
     Financial                               2,764.4       110.3         2.1     2,872.6
     Food & fiber                              310.8        20.8         0.6       331.0
     Healthcare & consumer products            766.0        59.2         0.2       825.0
     Media & broadcast                         191.7        10.0        --         201.7
     Natural resources                         186.9        12.6         0.2       199.3
     Transportation & capital goods            602.4        46.7         0.2       648.9
     Utilities                                 454.4        27.8         1.0       481.2
     Other                                     119.9        10.2        --         130.1
                                           ---------   ---------   ---------   ---------
   Total U.S. corporate securities           5,396.5       297.6         4.3     5,689.8

Foreign securities:
     Government                                316.4        26.1         2.0       340.5
     Utilities                                 236.3        32.9                   269.2
     Other                                     749.9        60.5         3.5       806.9
                                           ---------   ---------   ---------   ---------
   Total foreign securities                  1,302.6       119.5         5.5     1,416.6

Residential mortgage-backed securities:
     Pass-throughs                             556.7        99.2         1.8       654.1
     Collateralized mortgage obligations     2,383.9       167.6         2.2     2,549.3
                                           ---------   ---------   ---------   ---------
Total residential mortgage-
   backed securities                         2,940.6       266.8         4.0     3,203.4

Commercial/multifamily mortgage-
   backed securities                           741.9        32.3         0.2       774.0

Other asset-backed securities                  961.2        35.5         0.5       996.2
                                           ---------   ---------   ---------   ---------

Total Debt Securities                      $11,923.7   $   811.6   $    14.5   $12,720.8
                                           =========   =========   =========   =========


                                      (35)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     At December 31, 1996 and 1995, net unrealized appreciation of $366.4 million and $797.1 million, respectively, on available for sale debt securities included $288.5 million and $619.1 million, respectively, related to experience rated contracts, which were not reflected in shareholder's equity but in Future Policy Benefits and Policyholders' Funds Left With the Company.

     The amortized cost and fair value of debt securities for the year ended December 31, 1996 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                      Amortized          Fair
                                                         Cost            Value
                                                      ---------          -----
                                                               (millions)
      Due to mature:
        One year or less                              $   424.4        $   425.7
        After one year through five years               2,162.4          2,194.2
        After five years through ten years              2,467.4          2,509.6
        After ten years                                 2,568.4          2,675.4
        Mortgage-backed securities                      4,028.7          4,204.3
        Other asset-backed securities                     887.8            896.3
                                                      ---------        ---------
               Total                                  $12,539.1        $12,905.5
                                                      =========        =========

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Collateral, primarily cash, which is in excess of the market value of the loaned securities, is deposited by the borrower with a lending agent, and retained and invested by the lending agent to generate additional income for the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value fluctuates. At December 31, 1996 and 1995, the Company had loaned securities (which are reflected as invested assets) with a market value of approximately $444.7 million and $264.5 million, respectively.

     At December 31, 1996 and 1995, debt securities carried at $7.6 million and $7.4 million, respectively, were on deposit as required by regulatory authorities.

     The carrying value of non-income producing investments was $0.9 million and $0.1 million at December 31, 1996 and 1995, respectively.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1996.


                                      (36)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Included in the Company's total debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:

                                                         1996                   1995
                                                         ----                   ----
                                                    Fair     Amortized     Fair      Amortized
                                                   Value        Cost      Value         Cost
                                                   -----        ----      -----         ----
                                                                  (millions)
     Total residential CMOs (1)                  $2,309.0    $2,227.8    $2,549.4    $2,383.9
                                                 ========    ========    ========    ========
     Percentage of total:
       Supporting experience rated products          84.2%                   85.3%
       Supporting remaining products                 15.8%                   14.7%
                                                 --------                --------
                                                    100.0%                  100.0%
                                                 ========                ========

     (1) At December 31, 1996 and 1995, approximately 71% and 81%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, FHLMC.

     There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated.

     At December 31, 1996 and 1995, approximately 68% and 79%, respectively, of the Company's CMO holdings were in planned amortization class ("PAC") and sequential structure tranches, which are subject to less prepayment and extension risk than other types of CMO instruments. At December 31, 1996 and 1995, approximately 3% of the Company's CMO holdings were in the interest-only ("IOs") and principal-only ("POs") tranches, which are subject to more prepayment and extension risks than other types of CMO instruments. Remaining CMO holdings are in other tranches that have prepayment and extension risks which fall between the degree of risk associated with PACs and sequentials, and IOs and POs.


                                      (37)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Investments in available for sale equity securities were as follows:

                                             Gross         Gross
                              Amortized      Unrealized    Unrealized   Fair
                                 Cost        Gains         Losses       Value
                                 ----        ----------    ----------   -----
                                                  (millions)
       1996
       Equity Securities       $ 184.9       $  16.3       $   0.8      $ 200.4
                               =======       =======       =======      =======
       1995
       Equity Securities       $ 231.6       $  27.2       $   1.2      $ 257.6
                               =======       =======       =======      =======

3.   Financial Instruments

     Estimated Fair Value

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                    1996                    1995
                                             ------------------       -----------------
                                             Carrying     Fair        Carrying    Fair
                                             Value        Value       Value       Value
                                             -----        -----       -----       -----
                                                         (millions)
Assets:
    Mortgage loans                           $    13.0    $    13.2   $    21.2   $    21.9
Liabilities:
    Investment contract liabilities:
          With a fixed maturity              $ 1,014.1    $ 1,028.8   $   989.1   $ 1,001.2
          Without a fixed maturity             9,649.6      9,427.6     9,511.0     9,298.4

     Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.


                                      (38)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

3.   Financial Instruments (Continued)

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

     Mortgage loans: Fair values are estimated by discounting expected mortgage loan cash flows at market rates which reflect the rates at which similar loans would be made to similar borrowers. The rates reflect management's assessment of the credit quality and the remaining duration of the loans.

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

     Off-Balance-Sheet and Other Financial Instruments (including Derivative Financial Instruments)

     The Company uses off-balance-sheet and other financial instruments primarily to manage portfolio risks, including interest rate, prepayment/call, credit, price, and liquidity risks. In 1996, Treasury futures contracts were used to manage interest rate risk in the Company's bond portfolio and stock index futures contracts were used to manage price risk in the Company's equity portfolio. In 1996 and 1995, interest rate swaps and forward commitments to enter into interest rate swaps, respectively, were also used to manage interest rate risk in the Company's bond portfolio.

     Futures Contracts:

     Futures contracts represent commitments to either purchase or sell underlying assets at a specified future date. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets. There were no futures contracts open as of December 31, 1996 and 1995.


                                      (39)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

3.   Financial Instruments (Continued)

     Interest Rate Swaps:

     Under interest rate swaps, the Company agrees with other parties to exchange interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made. A single net payment is usually made by one counterparty at each due date or upon termination of the contract. The Company would be exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, however, the Company controls its exposure to credit risk through credit approvals, credit limits and regular monitoring procedures. The credit exposure of interest rate swaps is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. There were no interest rate swap agreements open as of December 31, 1996. At December 31, 1995, the Company had an open forward swap agreement with a notional amount of $100.0 million and a fair value of $0.1 million.

     During 1995, the Company received $0.4 million for writing call options on underlying securities. The Company did not write any call options in 1996. As of December 31, 1996 and 1995, there were no option contracts outstanding.

     The Company also had investments in certain debt instruments with derivative characteristics, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the debt securities portfolio, as of December 31, 1996 was as follows:

                                                          Amortized      Fair
                                                             Cost        Value
                                                             ----        -----
                                                                 (millions)

       Residential collateralized mortgage obligations    $ 2,227.8    $ 2,309.0
            Principal-only strips (included above)             44.5         53.3
            Interest-only strips (included above)              10.3         22.8
       Other structured securities with derivative
            characteristics (1)                               126.3        129.2

     (1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.


                                      (40)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

4.   Net Investment Income

     Sources of net investment income were as follows:
                                                1996         1995         1994
                                                ----         ----         ----
                                                          (millions)

     Debt securities                         $  945.3     $  891.5     $  823.9
     Preferred stock                              5.9          4.2          3.9
     Investment in affiliated mutual funds       14.3         14.9          5.2
     Mortgage loans                               2.2          1.4          1.4
     Policy loans                                18.4         13.7         11.5
     Reinsurance loan to affiliate               44.1         46.5         51.5
     Cash equivalents                            29.4         38.9         29.5
     Other                                        2.1          8.4          6.7
                                             --------     --------     --------
     Gross investment income                  1,061.7      1,019.5        933.6
     Less investment expenses                   (16.1)       (15.2)       (16.4)
                                             --------     --------     --------
     Net investment income                   $1,045.6     $1,004.3     $  917.2
                                             ========     ========     ========

     Net investment income includes amounts allocable to experience rated contractholders of $787.6 million, $744.2 million and $677.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Interest credited to contractholders is included in Current and Future Benefits.

5.  Dividend Restrictions and Shareholder's Equity

     The Company paid $3.5 million in cash dividends to HOLDCO in 1996. In 1995, the Company dividended $2.9 million in the form of two of its subsidiaries, Systematized Benefits Administrators, Inc. and Aetna Investment Services, Inc., to Aetna Retirement Services, Inc. (the Company's former parent).

     The amount of dividends that may be paid to the shareholder in 1997 without prior approval by the Insurance Commissioner of the State of Connecticut is $71.1 million.

     The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $57.8 million, $70.0 million and $64.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Statutory capital and surplus was $713.6 million and $670.7 million as of December 31, 1996 and 1995, respectively.

     As of December 31, 1996 the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


                                      (41)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

6.   Capital Gains and Losses on Investment Operations

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

     Net realized capital gains on investments were as follows:

                                                  1996        1995        1994
                                                  ----        ----        ----
                                                           (millions)

       Debt securities                         $   11.1     $  32.8     $   1.0
       Equity securities                            8.6         8.3         0.2
       Mortgage loans                               --          0.2         0.3
                                               --------     --------    -------
       Pretax realized capital gains           $   19.7     $  41.3     $   1.5
                                               ========     =======     =======
       After tax realized capital gains        $   13.0     $  25.8     $   1.0
                                               ========     =======     =======

     Net realized capital gains of $53.1 million and $61.1 million for 1996 and 1995, respectively, and net realized capital losses of $29.1 million for 1994, allocable to experience rated contracts, were deducted from net realized capital gains (losses) and an offsetting amount was reflected in policyholder funds' left with the Company. Net unamortized gains were $53.3 million and $7.3 million at December 31, 1996 and 1995, respectively.

     Changes to the mortgage loan valuation reserve and writedowns on debt securities for other than temporary declines in value are included in net realized capital gains (losses) and amounted to $(3.3) million, $3.1 million and $1.1 million, of which $(3.2) million, $2.2 million and $0.8 million were allocable to experience rated contractholders, for the years ended December 31, 1996, 1995 and 1994, respectively. There was no valuation reserve for mortgage loans at December 31, 1996 or at December 31, 1995.

     Proceeds from the sale of available for sale debt securities and the related gross gains and losses were as follows:

                                           1996          1995            1994
                                           ----          ----            ----
                                                      (millions)

     Proceeds on Sales                   $5,182.2      $4,207.2       $3,593.8
     Gross gains                             24.3          44.6           26.6
     Gross losses                            13.2          11.8           25.6


                                      (42)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

6.   Capital Gains and Losses on Investment Operations (Continued)

     Changes in shareholder's equity related to changes in unrealized capital gains (losses), (excluding those related to experience rated contractholders), were as follows:

                                                 1996         1995        1994
                                                 ----         ----        ----
                                                         (millions)

     Debt securities                          $ (100.1)    $  255.9    $ (242.1)
     Equity securities                           (10.5)        27.3       (13.3)
     Limited partnership                           --           1.8        (1.8)
                                              --------     --------    --------
                                                (110.6)       285.0      (257.2)

     Deferred income taxes (See Note 8)          (38.6)       (36.5)       46.3
                                              --------     --------    --------
     Net change in unrealized
        capital gains (losses)                $  (72.0)    $  321.5    $ (303.5)
                                              ========     ========    ========

     Net unrealized capital gains allocable to experience rated contracts of $245.2 million and $43.3 million at December 31, 1996 and $515.0 million and $104.1 million at December 31, 1995 are reflected on the Consolidated Balance Sheets in Policyholders' Funds Left With the Company and Future Policy Benefits, respectively, and are not included in shareholder's equity.

     Shareholder's equity included the following unrealized capital gains (losses), which are net of amounts allocable to experience rated contractholders, at December 31:

                                               1996         1995          1994
                                               ----         ----          ----
                                                          (millions)
     Debt securities
       Gross unrealized capital gains         $101.7       $179.3       $  27.4
       Gross unrealized capital losses         (23.8)        (1.3)       (105.2)
                                              ------       ------       --------
                                                77.9        178.0         (77.8)
     Equity securities
       Gross unrealized capital gains           16.3         27.2           6.5
       Gross unrealized capital losses          (0.8)        (1.2)         (7.9)
                                              ------       ------       --------
                                                15.5         26.0          (1.4)
     Limited Partnership                        --           --            --
       Gross unrealized capital gains           --           --            --
       Gross unrealized capital losses          --           --            (1.8)
                                              ------       ------       --------
                                                --           --            (1.8)

     Deferred income taxes (See Note 8)         32.9         71.5         108.0
                                              ------       ------       --------

     Net unrealized capital gains (losses)    $ 60.5       $132.5       $(189.0)
                                              ======       ======       ========


                                      (43)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

7.   Severance and Facilities Charges

     Severance and facilities charges during 1996, as described below, included the following (pretax):

                                                    Vacated
                                          Asset      Leased             Corporate
(Millions)                   Severance  Write-Off   Property     Other  Allocation    Total
--------------------------------------------------------------------------------------------
Financial Services             $ 29.1     $  1.0     $  1.3     $  1.7     $ --       $ 33.1
Individual Life Insurance        12.5        0.4        0.5        0.8       --         14.2
Corporate Allocation             --         --         --         --         14.0       14.0
                             ---------------------------------------------------------------
   Total Company               $ 41.6     $  1.4     $  1.8     $  2.5     $ 14.0     $ 61.3
--------------------------------------------------------------------------------------------

     In the third quarter of 1996, the Company recorded a $30.7 million after tax ($47.3 million pretax) charge principally related to actions taken or expected to be taken to improve its cost structure relative to its competitors. The severance portion of the charge is based on a plan to eliminate 702 positions (primarily customer service, sales and information technology support staff). The facilities portion of the charge is based on a plan to consolidate sales/service field offices.

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

     The activity during 1996 within the severance and facilities reserve (pretax, in millions) and the number of positions eliminated related to such actions were as follows:

                                                    Reserve            Positions
     ---------------------------------------------------------------------------
       Beginning of year                           $   --                 --
       Severance and facilities charges               47.3                702
       Corporate Allocation                           14.0                --
       Actions taken (1)                             (13.4)              (178)
                                                 -------------------------------
          End of year                              $  47.9                524
     ---------------------------------------------------------------------------

     (1) Includes $8.0 million of severance-related actions and $4.1 million of corporate allocation-related actions.

     The Company's severance actions are expected to be substantially completed by March 31, 1998. The corporate allocation actions and the vacating of the leased office space are expected to be substantially completed in 1997.


                                      (44)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

8.   Income Taxes

     The Company is included in the consolidated federal income tax return and combined Connecticut and New York state income tax returns of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes used in the consolidated returns.

     Income taxes for the years ended December 31, consist of:

                                                      1996      1995      1994
                                                      ----      ----      ----
                                                             (millions)
     Current taxes (benefits):
     Income Taxes:
       Federal                                       $ 50.9    $ 82.9    $ 78.7
       State                                            3.7       3.2       4.4
       Net realized capital gains (losses)             25.3      28.5     (33.2)
                                                     ------    ------    ------
                                                       79.9     114.6      49.9
                                                     ------    ------    ------
     Deferred taxes (benefits):
     Income Taxes:
       Federal                                         (3.5)    (14.4)     (8.0)
       Net realized capital gains (losses)            (18.6)    (12.9)     33.7
                                                     ------    ------    ------
                                                      (22.1)    (27.3)     25.7
                                                     ------    ------    ------
          Total                                      $ 57.8    $ 87.3    $ 75.6
                                                     ======    ======    ======


     Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                                      1996      1995      1994
                                                      ----      ----      ----
                                                            (millions)

     Income before income taxes                      $198.9    $263.2    $220.9
     Tax rate                                            35%       35%       35%
                                                     ------    ------    ------
     Application of the tax rate                       69.6      92.1      77.3
                                                     ------    ------    ------
     Tax effect of:
          State income tax, net of federal benefit      2.4       2.1       2.9
          Excludable dividends                         (8.7)     (9.3)     (8.6)
          Other, net                                   (5.5)      2.4       4.0
                                                     ------    ------    ------
            Income taxes                             $ 57.8    $ 87.3    $ 75.6
                                                     ======    ======    ======


                                      (45)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

8.   Income Taxes (Continued)

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                            1996          1995
                                                            ----          ----
                                                                (millions)
       Deferred tax assets:
            Insurance reserves                            $ 344.6       $ 290.4
            Unrealized gains allocable to
              experience rated contracts                    100.8         216.7
            Investment losses                                 7.5           7.3
            Postretirement benefits other
              than pensions                                  27.0           7.7
            Deferred compensation                            25.0          18.9
            Pension                                           7.6           5.7
            Other                                            29.3           9.2
                                                          -------       -------
       Total gross assets                                   541.8         555.9

       Deferred tax liabilities:
            Deferred policy acquisition costs               482.1         433.0
            Market discount                                   6.8           4.4
            Net unrealized capital gains                    133.7         288.2
            Other                                            (0.3)         (0.1)
                                                          -------       -------
       Total gross liabilities                              622.3         725.5
                                                          -------       -------
       Net deferred tax liability                         $  80.5       $ 169.6
                                                          =======       =======

     Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. Valuation allowances are provided when it is not considered more likely than not that deferred tax assets will be realized. As of December 31, 1996 and 1995, no valuation allowances were required for unrealized capital gains and losses.

     The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 1996. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes the conditions under which such taxes would become payable are remote.


                                      (46)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

8.   Income Taxes (Continued)

     The Internal Revenue Service ("Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1990. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1991 through 1994.

9.   Benefit Plans

     Employee Pension Plans - The Company, in conjunction with Aetna, has noncontributory defined benefit pension plans covering substantially all employees. The plans provide pension benefits based on years of service and average annual compensation (measured over 60 consecutive months of highest earnings in a 120-month period). Contributions are determined using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to the amounts that are tax-deductible. As of December 31, 1996, Aetna's accrued pension cost has been allocated to its subsidiaries, including the Company, under an allocation based on eligible salaries. Data on a separate company basis regarding the proportionate share of the projected benefit obligation and plan assets is not available. The accumulated benefit obligation and plan assets are recorded by Aetna. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits. Allocated pretax charges to operations for the pension plan (based on the Company's total salary cost as a percentage of Aetna's total salary cost) were $4.3 million, $6.1 million and $5.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Employee Postretirement Benefits - In addition to providing pension benefits, Aetna currently provides health care and life insurance benefits, subject to certain caps, for retired employees. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 50 with 15 years of service or at age 65 with 10 years of service. Retirees are generally required to contribute to the plans based on their years of service with Aetna. The costs to the Company associated with the Aetna postretirement plans for 1996, 1995 and 1994 were $1.8 million, $1.4 million and $1.0 million, respectively.

     As of December 31, 1996, Aetna transferred to the Company approximately $77.7 million of accrued liabilities, primarily related to the pension and postretirement benefit plans described above, that had been previously recorded by Aetna. The after tax amount of this transfer (approximately $50.5 million) is reported as a reduction in retained earnings.

     Agent Pension Plans - The Company, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits.


                                      (47)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

9.   Benefit Plans (Continued)

     Agent Postretirement Benefits - The Company, in conjunction with Aetna, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 1996, 1995 and 1994 were $0.7 million, $0.8 million and $0.7 million, respectively.

     Incentive Savings Plan - Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna. Pretax charges to operations for the incentive savings plan were $5.4 million, $4.9 million and $3.3 million in 1996, 1995 and 1994, respectively.

     Stock Plans - Aetna has a stock incentive plan that provides for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to certain key employees. Executive and middle management employees may be granted options to purchase common stock of Aetna at or above the market price on the date of grant. Options generally become 100% vested three years after the grant is made, with one-third of the options vesting each year. Aetna does not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives may be granted incentive units which are rights to receive common stock or an equivalent value in cash. The incentive units may vest within a range from 0% to 175% at the end of a four year period based on the attainment of performance goals. The costs to the Company associated with the Aetna stock plans for 1996, 1995 and 1994, were $8.1 million, $6.3 million and $1.7 million, respectively. As of December 31, 1996, Aetna transferred to the Company approximately $1.1 million of deferred tax benefits related to stock options. This amount is reported as an increase in retained earnings.

10.  Related Party Transactions

     The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, ranges, depending on the product, from .10% to 1.90% of their average daily net assets. The Company also receives fees from the variable life and annuity mutual funds and The Aetna Series Fund for serving as investment adviser. Under the advisory agreements, the Funds pay the Company a daily fee which, on an annual basis, ranges, depending on the fund, from .25% to .85% of their average daily net assets. The Company also receives fees (expressed as a percentage of the average daily net assets) from the variable life and annuity mutual funds and The Aetna Series Fund for providing administration services, and from The Aetna Series Fund for providing shareholder services and promoting sales. The amount of compensation and fees received from the Separate Accounts and Funds, included in Charges Assessed Against Policyholders, amounted to $185.4 million, $128.1 million and $104.6 million in 1996, 1995 and 1994, respectively. The Company may waive advisory fees at its discretion.


                                      (48)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

10.  Related Party Transactions (Continued)

     The Company acts as an investment adviser for its affiliated mutual funds. Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, has been acting as Subadvisor of all affiliated mutual funds and of most of the General Account assets. Fees paid by the Company to Aeltus, included in both Charges Assessed Against Policyholders and Net Investment Income, on an annual basis, range from .06% to .55% of the average daily net assets under management. For the year ended December 31, 1996, the Company paid $16.0 million in such fees.

     The Company may, from time to time, make reimbursements to a Fund for some or all of its operating expenses. Reimbursement arrangements may be terminated at any time without notice.

     Since 1981, all domestic individual non-participating life insurance of Aetna and its subsidiaries has been issued by the Company. Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. A $108.0 million commission, paid by the Company to Aetna Life in 1988, was capitalized as deferred policy acquisition costs. An additional $6.1 million commission, paid by the Company to Aetna Life in 1996, was capitalized as deferred policy acquisition costs. The Company maintained insurance reserves of $628.3 million and $655.5 million as of December 31, 1996 and 1995, respectively, relating to the business assumed. In consideration for the assumption of this business, a loan was established relating to the assets held by Aetna Life which support the insurance reserves. The loan is being reduced in accordance with the decrease in the reserves. The fair value of this loan was $625.3 million and $663.5 million as of December 31, 1996 and 1995, respectively, and is based upon the fair value of the underlying assets. Premiums of $25.3 million, $28.0 million and $32.8 million and current and future benefits of $39.5 million, $43.0 million and $43.8 million were assumed in 1996, 1995 and 1994, respectively.

     Investment income of $44.1 million, $46.5 million and $51.5 million was generated from the reinsurance loan to affiliate in 1996, 1995 and 1994, respectively. Net income of approximately $8.1 million, $18.4 million and $25.1 million resulted from this agreement in 1996, 1995 and 1994, respectively.

     On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company also is responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $28.9 million and $28.0 million were maintained for this contract as of December 31, 1996 and 1995, respectively.

     Effective February 1, 1992, the Company increased its retention limit per individual life to $2.0 million and entered into a reinsurance agreement with Aetna Life to reinsure amounts in excess of this limit, up to a maximum of $8.0 million on any new individual life business, on a yearly renewable term basis. Premium amounts related to this agreement were $5.2 million, $3.2 million and $1.3 million for 1996, 1995 and 1994, respectively.


                                      (49)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

10.  Related Party Transactions (Continued)

     The Company received a capital contribution of $10.4 million in cash from HOLDCO in 1996. The Company received no capital contributions in 1995 or 1994.

     The Company paid $3.5 million in cash dividends to HOLDCO in 1996. In 1995, the Company dividended $2.9 million in the form of two of its subsidiaries, Systematized Benefits Administrators, Inc. and Aetna Investment Services, Inc., to Aetna Retirement Services, Inc. (the Company's former parent).

     Premiums due and other receivables include $2.8 million and $5.7 million due from affiliates in 1996 and 1995, respectively. Other liabilities include $10.7 million and $12.4 million due to affiliates for 1996 and 1995, respectively.

     Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of service provided.

11.  Reinsurance

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


                                      (50)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

11.  Reinsurance (Continued)

     The following table includes premium amounts ceded/assumed to/from affiliated companies as discussed in Note 10 above.

                                                Ceded to    Assumed
                                        Direct    Other    from Other      Net
                                        Amount  Companies   Companies     Amount
                                        ------  ---------   ---------     ------
                                                    (millions)
     1996
 Premiums:
   Life Insurance                      $  34.6   $  11.2     $  25.3     $  48.7
   Accident and Health Insurance           6.3       6.3        --          --
   Annuities                              84.3      --           0.6        84.9
                                       =======   =======     =======     =======
    Total earned premiums              $ 125.2   $  17.5     $  25.9     $ 133.6
                                       =======   =======     =======     =======
     1995
 Premiums:
   Life Insurance                      $  28.8   $   8.6     $  28.0     $  48.2
   Accident and Health Insurance           7.5       7.5        --          --
   Annuities                             164.0      --           0.5       164.5
                                       =======   =======     =======     =======
    Total earned premiums              $ 200.3   $  16.1     $  28.5     $ 212.7
                                       =======   =======     =======     =======
     1994
 Premiums:
   Life Insurance                      $  27.3   $   6.0     $  32.8     $  54.1
   Accident and Health Insurance           9.3       9.3        --          --
   Annuities                             137.3      --           0.2       137.5
                                       =======   =======     =======     =======
    Total earned premiums              $ 173.9   $  15.3     $  33.0     $ 191.6
                                       =======   =======     =======     =======

12.  Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 1996, the Company had commitments to purchase investments of $17.9 million. The fair value of the investments at December 31, 1996 approximated $18.3 million.


                                      (51)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

12.  Commitments and Contingent Liabilities (Continued)

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


                                      (52)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

13.  Segment Information (1)

     The Company's operations are reported through two major business segments:
     Financial Services and Individual Life Insurance.

     Summarized financial information for the Company's principal operations was as follows:

    (Millions)                                    1996        1995        1994
--------------------------------------------------------------------------------
Revenue:
    Financial Services                         $ 1,195.1   $ 1,211.3   $ 1,013.5
    Individual Life Insurance                      445.7       407.9       386.1
                                               ---------------------------------
      Total revenue                            $ 1,640.8   $ 1,619.2   $ 1,399.6
--------------------------------------------------------------------------------
Income before income taxes: (2)
    Financial Services                         $   129.9   $   160.1   $   122.5
    Individual Life Insurance                       83.0       103.1        98.4
                                               ---------------------------------
     Total income before income taxes          $   212.9   $   263.2   $   220.9
--------------------------------------------------------------------------------
Net income: (2)
    Financial Services                         $    94.3   $   113.8   $    85.5
    Individual Life Insurance                       55.9        62.1        59.8
                                               ---------------------------------
Net income                                     $   150.2   $   175.9   $   145.3
--------------------------------------------------------------------------------

Assets under management: (3)
    Financial Services                         $27,268.1   $22,534.4   $18,122.9
    Individual Life Insurance                    2,830.5     2,590.9     2,220.5
--------------------------------------------------------------------------------
       Total assets under management           $30,098.6   $25,125.3   $20,343.4
--------------------------------------------------------------------------------

(1) The 1996 results include severance and facilities charges of $30.7 million, after tax. Of this charge $21.5 million related to the Financial Services segment and $9.2 million related to the Individual Life Insurance segment.
(2) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the Financial Services and Individual Life Insurance segments. (Refer to Note 7).
(3) Excludes net unrealized capital gains (losses) of $366.4 million, $797.1 million and $(386.4) million at December 31, 1996, 1995 and 1994, respectively.


                                      (53)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.

               Omitted pursuant to General Instruction I(2) of Form 10-K .

Item 11.       Executive Compensation.

               Omitted pursuant to General Instruction I(2) of Form 10-K .

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

               Omitted pursuant to General Instruction I(2) of Form 10-K .

Item 13.       Certain Relationships and Related Transactions.

               Omitted pursuant to General Instruction I(2) of Form 10-K .

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial statements. See Item 8 on Page 23.

     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 23.

     3.   Exhibits:

          3(i)(a)   Certificate of Incorporation

                    Incorporated herein by reference to post-effective amendment No. 1 to Registration Statement on Form S-1 (File No. 33-60477) as filed with the Securities and Exchange Commission on April 15, 1996.

          3(i)(b) Amendment of Certificate of Incorporation of Aetna Life Insurance and Annuity Company

                    Incorporated herein by reference to post-effective amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964) as filed on February 11, 1997.

          3(ii)     By-Laws

                    Incorporated herein by reference to post-effective amendment No. 1 to Registration Statement on Form S-1 (File No. 33-60477) as filed with the Securities and Exchange Commission on April 15, 1996.


                                      (54)

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (Continued)

          4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

               Incorporated herein by reference to Form N-4, File No. 33-75980, as amended, and filed most recently on February 12, 1997.

               Incorporated herein by reference to Form S-1, File No. 33-34583, as amended, originally filed with the Securities and Exchange Commission on January 4, 1989 and most recently amended and filed on April 19, 1996.

               Incorporated herein by reference to Form N-4, File No. 33-75986, as amended and filed most recently on November 27, 1996.

               Incorporated herein by reference to Form N-4, File No. 33-34370, as amended and filed most recently on February 21, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-81216, as amended and filed most recently on February 12, 1997.

               Incorporated herein by reference to Registration Statement Form N-4, File No. 33-88722, as amended and filed most recently on September 13, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75974, as amended and filed most recently on February 28, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75982, as amended and filed most recently on February 20, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75996, as amended and filed most recently on November 27, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75992, as amended and filed most recently on February 13, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-91846, as amended and filed most recently on December 31, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75988, as amended and filed most recently on September 13, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-88720, as amended and filed most recently on February 21, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75964, as amended and filed most recently on February 11, 1997.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-79122, as amended and filed most recently on January 29, 1997.


                                      (55)

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (Continued)

          4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts) (Continued)

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-62473, as amended and filed most recently on February 16, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 333-01107, as amended and filed most recently on February 26, 1997.


               Incorporated herein by reference to Registration Statement on Form S-2, File No. 33-64331, as amended and filed most recently on April 15, 1996.

               Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75962, as amended and filed most recently on February 11, 1997.

          10 Material Contracts (Management contracts / compensatory plans or arrangements)

               The Aetna Inc. Annual Incentive Plan, incorporated by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.*

               The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on October 25, 1996.*

               The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

               * Management contract or compensatory plan or arrangement

          21   Subsidiaries of the Registrant

               Incorporated by reference to Exhibit Item 26 to Registration Statement on Form N-4 (File Number 33-75964) as filed on February 11, 1997.

          24   Power of Attorney

               Filed herein immediately after Signature page.

          27   Financial Data Schedule

          Exhibits other than these listed are omitted because they are not required or not applicable.

(b)  Reports on Form 8-K.

     None.


                                      (56)

Index to Consolidated Financial Statement Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................  58

 I.    Summary of Investments - Other than Investments in
       Affiliates as of December 31, 1996..................................  59

III.   Supplementary Insurance Information as of and for the years ended December 31, 1996, 1995, 1994.................................  60

IV.    Reinsurance for the years ended December 31, 1996,
       1995, 1994..........................................................  61

Schedules other than those listed above are omitted because they are not required or are not applicable.


                                      (57)

                          Independent Auditors' Report

The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

Under date of February 4, 1997, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996, as included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
February 4, 1997


                                      (58)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                   Schedule I

          Summary of Investments - Other than Investments in Affiliates

                             As of December 31, 1996

                                                                     Amount at
                                                                    Which Shown
                                                                      in the
           Type of Investment                    Cost     Value*   Balance Sheet
           ------------------                    ----     ------   -------------
                                                        (millions)
Debt Securities:
    U.S. government and government
       agencies and authorities               $ 1,072.4  $ 1,088.4  $ 1,088.4
    States, municipalities and political
       subdivisions                                 6.0        7.2        7.2
    U.S. corporate securities                   4,652.3    4,746.4    4,746.4
    Foreign securities (1)                      1,891.9    1,962.9    1,962.9
    Residential mortgage-backed securities      3,020.0    3,176.4    3,176.4
    Commercial/Multifamily mortgage-backed
      securities                                1,008.7    1,027.9    1,027.9
    Other asset-backed securities                 887.8      896.3      896.3
                                              ---------  ---------  ---------
       Total debt securities                   12,539.1   12,905.5   12,905.5
                                              ---------  =========  ---------
Equity securities:
    Non-redeemable preferred stock                107.6      119.0      119.0
    Investment in affiliated mutual funds          77.3       81.1       81.1
    Common stock                                    0.0        0.3        0.3
                                              ---------  ---------  ---------
       Total equity securities                    184.9      200.4      200.4
                                              ---------  =========  ---------
Short-term investments                             34.8                  34.8
Mortgage loans                                     13.0                  13.0
Policy loans                                      399.3                 399.3
                                              ---------             ---------
           Total investments                  $13,171.1             $13,553.0
                                              =========             =========

*    See Notes 1 and 2 to the Consolidated Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. All of the Company's foreign securities are denominated in U.S. dollars.


                                      (59)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                  Schedule III

                       Supplementary Insurance Information

         As of and for the years ended December 31, 1996, 1995 and 1994

(Millions)


                      Deferred                Unpaid                 Policyholders'                            Other income
                       policy      Future     claims                   funds left                  Net          (including
                     acquisition   policy    and claim    Unearned      with the    Premium     investment   realized capital
      Segment           costs     benefits   expenses    premiums(1)     company    revenue     income (2)   gains and losses)
-------------------------------------------------------------------------------------------------------------------------------
1996
Financial Services   $   715.2   $   960.0   $     0.5   $    --       $10,648.5    $    84.9   $   852.6       $   257.6
Individual Life
  Insurance              800.1     2,655.8        28.4         1.2          15.2         48.7       193.0           204.0
                     ----------------------------------------------------------------------------------------------------------
       Total         $ 1,515.3   $ 3,615.8   $    28.9   $     1.2     $10,663.7    $   133.6   $ 1,045.6       $   461.6
                     ==========================================================================================================

1995
Financial Services   $   602.5   $ 1,018.9   $     1.0   $    --       $10,483.3    $   164.4   $   823.3       $   223.6
Individual Life
  Insurance              738.8     2,574.3        26.2         1.4          16.8         48.3       181.0           178.6
                     ----------------------------------------------------------------------------------------------------------
       Total         $ 1,341.3   $ 3,593.2   $    27.2   $     1.4     $10,500.1    $   212.7   $ 1,004.3       $   402.2
                     ==========================================================================================================
1994
Financial Services   $   516.8   $   773.7   $     1.4   $    --       $ 8,942.9    $   137.6   $   745.9       $   130.0
Individual Life
  Insurance              647.5     2,137.3        22.4         1.7           6.4         54.0       171.3           160.8
                     ----------------------------------------------------------------------------------------------------------
       Total         $ 1,164.3   $ 2,911.0   $    23.8   $     1.7     $ 8,949.3    $   191.6   $   917.2       $   290.8
                     ==========================================================================================================

                                   Amortization
                                   of deferred
                       Current        policy       Other
                     and future    acquisition  operating
      Segment         benefits        costs     expenses (3)
-----------------------------------------------------------
1996
Financial Services   $   728.3     $    28.0    $   308.9
Individual Life
  Insurance              240.3          41.8         80.6
                     ------------------------------------
       Total         $   968.6     $    69.8    $   389.5
                     ====================================
1995
Financial Services   $   786.3     $    10.5    $   254.4
Individual Life
  Insurance              210.9          37.5         56.4
                     ------------------------------------
       Total         $   997.2     $    48.0    $   310.8
                     ====================================
1994
Financial Services   $   707.3     $     9.6    $   174.1
Individual Life
  Insurance              214.2          21.9         51.6
                     ------------------------------------
       Total         $   921.5     $    31.5    $   225.7
                     ====================================

(1) Included in future policy benefits on the Company's Consolidated Balance Sheets.

(2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(3) Includes operating expenses and severance and facilities charges. Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the Financial Services and Individual Life Insurance segments.


                                      (60)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                   Schedule IV

                                   Reinsurance

For the years ended December 31,
(Millions)

                                                                                     Percentage
                                              Ceded to     Assumed                    of Amount
                                    Direct      Other     from Other     Net         Assumed to
                                    Amount    Companies   Companies    Amount           Net
                                    ------    ---------   ----------   ------        ----------
1996
Life insurance in force           $40,276.3   $ 2,416.0   $ 2,076.3   $39,936.6         5.2%
                                  =============================================
Premiums:
  Life Insurance                  $    34.6   $    11.2   $    25.3   $    48.7        52.0
  Accident and Health Insurance         6.3         6.3                    --          --
  Annuities                            84.3        --           0.6        84.9         0.7
                                  ---------------------------------------------
   Total earned premiums          $   125.2   $    17.5   $    25.9   $   133.6        19.4
                                  =============================================
1995
Life insurance in force           $36,031.5   $ 1,846.8   $ 3,596.7   $37,781.4         9.5%
                                  =============================================
Premiums:
  Life Insurance                  $    28.8   $     8.6   $    28.0   $    48.2        58.1
  Accident and Health Insurance         7.5         7.5        --          --          --
  Annuities                           164.0        --           0.5       164.5         0.3
                                  ---------------------------------------------
   Total earned premiums          $   200.3   $    16.1   $    28.5   $   212.7        13.4
                                  =============================================
1994
Life insurance in force           $32,625.9   $ 1,423.0   $ 2,677.8   $33,880.7         7.9%
                                  =============================================
Premiums:
  Life Insurance                  $    27.3   $     6.0   $    32.8   $    54.1        60.6
  Accident and Health Insurance         9.3         9.3        --          --          --
  Annuities                           137.3        --           0.2       137.5         0.1
                                  ---------------------------------------------
   Total earned premiums          $   173.9   $    15.3   $    33.0   $   191.6        17.2
                                  =============================================


                                      (61)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                (Registrant)


Date  March 28, 1997                      By /s/ Deborah Koltenuk
      --------------                         ------------------------
                                             Deborah Koltenuk
                                             Vice President and Treasurer,
                                               Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

     Signature                              Title


* ______________________       President and Director
  Daniel P. Kearney            (Principal Executive Officer)


* ______________________       Senior Vice President, Chief Financial Officer,
  Timothy A. Holt              and Director (Principal Financial Officer)


* ______________________       Senior Vice President and Director
  Christopher J. Burns


* ______________________       Senior Vice President and Director
  Laura R. Estes


* ______________________       Senior Vice President and Director
  John Y. Kim


* ______________________       Vice President and Director
  Gail P. Johnson


* ______________________       Vice President and Director
  Shaun P. Mathews


* ______________________       Vice President and Director
  Glen Salow


* ______________________       Vice President and Director
  Creed R. Terry


/s/ Deborah Koltenuk           Vice President and Treasurer, Corporate
------------------------       Controller (Principal Accounting Officer)
  Deborah Koltenuk

* By:  /s/ Kirk P. Wickman
       -------------------------------
       Kirk P. Wickman, Vice President, General Counsel and Secretary


                                      (62)

                                POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Kirk P. Wickman and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1996 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 28th day of March, 1997.


     Signature                               Title


/s/   Daniel P. Kearney          President and Director
----------------------------     (Principal Executive Officer)
  Daniel P. Kearney


/s/   Timothy A. Holt            Senior Vice President, Chief Financial Officer,
----------------------------     and Director (Principal Financial Officer)
  Timothy A. Holt


/s/   Christopher J. Burns       Senior Vice President and Director
----------------------------
  Christopher J. Burns


/s/   Laura R. Estes             Senior Vice President and Director
----------------------------
  Laura R. Estes


/s/   John Y. Kim                Senior Vice President and Director
----------------------------
  John Y. Kim


/s/   Gail P. Johnson            Vice President and Director
----------------------------
  Gail P. Johnson


/s/   Shaun P. Mathews           Vice President and Director
----------------------------
  Shaun P. Mathews


/s/   Glen Salow                 Vice President and Director
---------------------------
  Glen Salow


/s/   Creed R. Terry             Vice President and Director
----------------------------
  Creed R. Terry


/s/   Deborah Koltenuk           Vice President and Treasurer, Corporate
----------------------------     Controller (Principal Accounting Officer)
  Deborah Koltenuk


                                      (63)