Form 10-Q
period 1997-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1997-05-14
CIK 837010

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997   Commission file number 33-23376

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

                                                   Shares Outstanding
Title of Class                                     at April 30, 1997

Common Stock,
par value $50                                      55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
           (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              -------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income...........................   3
                  Consolidated Balance Sheets.................................   4
                  Consolidated Statements of Changes in Shareholder's Equity..   5
                  Consolidated Statements of Cash Flows.......................   6
                  Condensed Notes to Consolidated Financial Statements........   7
                  Independent Auditors' Review Report.........................  10

Item 2.           Management's Analysis of the Results of Operations..........  11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................  17

Item 5.           Other Information...........................................  17

Item 6.           Exhibits and Reports on Form 8-K............................  17

Signatures....................................................................  18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                    (millions)


                                                                               3 MONTHS ENDED MARCH 31,
                                                                               --------------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Revenue:
Premiums                                                                       $    52.3  $    34.0
Charges assessed against policyholders                                             109.7       92.0
Net investment income                                                              267.8      257.6
Net realized capital gains                                                           5.0       14.9
Other income                                                                         9.7       12.2
                                                                               ---------  ---------
Total revenue                                                                      444.5      410.7

Benefits and expenses:
Current and future benefits                                                        272.0      236.9
Operating expenses                                                                  78.2       87.2
Amortization of deferred policy acquisition costs                                   19.9       17.5
                                                                               ---------  ---------
Total benefits and expenses                                                        370.1      341.6

Income before income taxes                                                          74.4       69.1

Income taxes                                                                        24.0       20.6
                                                                               ---------  ---------
Net income                                                                     $    50.4  $    48.5
                                                                               ---------  ---------
                                                                               ---------  ---------

    See Condensed Notes to Consolidated Financial Statements.

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)



                        Consolidated Balance Sheets
                       (millions, except share data)

                                                              MARCH 31,       DECEMBER 31,
ASSETS                                                          1997              1996
----------------------------------------------------------  --------------  ---------------
Investments:
Debt securities, available for sale, at fair value
  (amortized cost:  $12,378.5 and $12,539.1)                   $ 12,428.6        $ 12,905.5
Equity securities, available for sale:
Non-redeemable preferred stock (cost:$141.3 and $107.6)             152.1             119.0
Investment in affiliated mutual funds (cost:$64.2 and $77.3)         67.9              81.1
Common stock (cost:$0.0 and $0.0)                                     0.1               0.3
Short-term investments                                               45.5              34.8
Mortgage loans                                                       12.9              13.0
Policy loans                                                        408.4             399.3
                                                            --------------  ---------------
Total investments                                                13,115.5          13,553.0
Cash and cash equivalents                                           758.9             459.1
Accrued investment income                                           185.3             159.0
Premiums due and other receivables                                   32.6              26.6
Deferred policy acquisition costs                                 1,560.1           1,515.3
Reinsurance loan to affiliate                                       593.7             628.3
Other assets                                                         32.6              33.7
Separate Accounts assets                                         16,460.1          15,318.3
                                                            --------------  ---------------
Total assets                                                    $32,738.8        $ 31,693.3
                                                            --------------  ---------------
                                                            --------------  ---------------
Liabilities and Shareholder's Equity

Liabilities:
Future policy benefits                                           $3,613.3        $  3,617.0
Unpaid claims and claim expenses                                     37.4              28.9
Policyholders' funds left with the Company                       10,529.2          10,663.7
                                                            --------------  ---------------
Total insurance reserve liabilities                              14,179.9          14,309.6
Other liabilities                                                   392.8             354.7
Income taxes:
Current                                                              29.1              20.7
Deferred                                                             62.1              80.5
Separate Accounts liabilities                                    16,460.1          15,318.3
                                                            --------------  ---------------
Total liabilities                                                31,124.0          30,083.8
                                                            --------------  ---------------
Shareholder's equity:
Common stock, par value $50 (100,000 shares authorized;
  55,000 shares issued and outstanding)                               2.8               2.8
Paid-in capital                                                     418.0             418.0
Net unrealized capital gains                                         13.6              60.5
Retained earnings                                                 1,180.4           1,128.2
                                                            --------------  ---------------
Total shareholder's equity                                        1,614.8           1,609.5
                                                            --------------  ---------------
Total liabilities and shareholder's equity                      $32,738.8        $ 31,693.3
                                                            --------------  ---------------
                                                            --------------  ---------------


See Condensed Notes to Consolidated Financial Statements.

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Consolidated Statements of Changes in Shareholder's Equity
                                       (millions)



                                                        3 Months Ended March 31,
                                                        ------------------------
                                                           1997         1996
                                                         --------     --------
Shareholder's equity, beginning of year                  $1,609.5     $1,583.0

Net change in unrealized capital gains                      (46.9)       (75.9)

Net income                                                   50.4         48.5

Other changes                                                 1.8            -
                                                         --------     --------
Shareholder's equity, end of period                      $1,614.8     $1,555.6
                                                         --------     --------
                                                         --------     --------


See Condensed Notes to Consolidated Financial Statements.

              AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
            (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Cash Flows
                                      (millions)



                                                                       3 Months Ended March 31,
                                                                      -------------------------
                                                                        1997           1996
                                                                      ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                              $50.4          $48.5
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
  Increase in accrued investment income                                   (26.3)         (10.9)
  (Increase) decrease in premiums due and other receivables                (3.2)           0.5
  Increase in policy loans                                                 (9.1)          (6.0)
  Increase in deferred policy acquisition costs                           (44.8)         (34.3)
  Decrease in reinsurance loan to affiliate                                34.6            9.5
  Net increase in universal life account balances                          63.6           53.0
  Decrease in other insurance reserve liabilities                         (22.0)         (52.4)
  Net decrease in other liabilities and other assets                       (4.9)         (85.3)
  Increase in income taxes                                                 18.4           11.8
  Net accretion of discount on investments                                (16.9)         (16.9)
  Net realized capital gains                                               (5.0)         (14.9)
                                                                      ---------      ---------
     Net cash provided by (used for) operating activities                  34.8          (97.4)
                                                                      ---------      ---------

Cash Flows from Investing Activities:
  Proceeds from sales of:
    Debt securities available for sale                                  1,380.4        1,634.8
    Equity securities                                                      14.8           48.7
    Mortgage loans                                                          0.1              -
  Investments maturities and collections of:
    Debt securities available for sale                                    227.4          255.4
    Short-term investments                                                 10.4           10.0
  Cost of investment purchases in:
    Debt securities available for sale                                 (1,376.5)      (1,918.0)
    Equity securities                                                     (33.8)         (26.1)
    Short-term investments                                                (21.1)         (19.5)
                                                                      ---------      ---------
     Net cash provided by (used for) investing activities                 201.7          (14.7)
                                                                      ---------      ---------

Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                 390.2          429.9
  Withdrawals of investment contracts                                    (326.9)        (332.0)
                                                                      ---------      ---------
     Net cash provided by financing activities                             63.3           97.9
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                      299.8          (14.2)
Cash and cash equivalents, beginning of period                            459.1          568.8
                                                                      ---------      ---------

Cash and cash equivalents, end of period                                 $758.9         $554.6
                                                                      ---------      ---------
                                                                      ---------      ---------

Supplemental cash flow information:
  Income taxes paid, net                                                   $9.4          $12.0
                                                                      ---------      ---------
                                                                      ---------      ---------



See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1996 financial information to conform to the 1997 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1996 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2. FUTURE APPLICATION OF ACCOUNTING STANDARDS

    Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

    FAS No. 125 is effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending are not effective until January 1, 1998. Provisions effective in 1997 did not have a material effect on the Company's financial position or results of operations. The Company does not expect adoption of this statement for provisions effective in 1998 to have a material effect on its financial position or results of operations.

3. FINANCIAL INSTRUMENTS

    The Company engages in hedging activities to manage interest rate and price risks. Such hedging activities have principally consisted of using off-balance sheet instruments such as futures and forward contracts and interest rate swap agreements. There were no such contracts or agreements open as of March 31, 1997.

          AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

             Condensed Notes to Consolidated Financial Statements
                                  (Continued)

4. SEVERANCE AND FACILITIES CHARGES

    In the second quarter of 1996, the Company was allocated severance and facilities reserves from Aetna to reflect actions taken or to be taken to reduce the level of corporate expenses and other costs previously absorbed by Aetna's property-casualty operations.

    In the third quarter of 1996, the Company established severance and facilities reserves in the Financial Services and Individual Life Insurance segments to reflect actions taken or to be taken in order to make its businesses more competitive.

    Activity for the three months ended March 31, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                                     RESERVE       POSITIONS
                                                    -----------  -------------
Balance at December 31, 1996.....................   $    47.9           524
Actions taken (1)................................       (10.9)          (88)
                                                    -----------  -------------
Balance at March 31, 1997........................   $    37.0           436
------------------------------------------------------------------------------

------------------------

(1) Includes $6.3 million of the Company's severance-related actions and $3.9 million of corporate allocation-related actions.

    The Company's severance actions are expected to be substantially completed by March 31, 1998. The corporate allocation actions and vacating of certain leased office space are expected to be substantially completed in 1997.

5. RELATED PARTY TRANSACTIONS

    Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement has been amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance to a coinsurance arrangement. As a result of this change, reserves will be ceded to the Company from Aetna Life as investment rollover occurs and the loan previously established will be reduced.

6. LITIGATION

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

                     INDEPENDENT AUDITOR'S REVIEW REPORT


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows for the three-month periods ended
March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
May 5, 1997

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

Consolidated Overview:

                                                                  3 MONTHS ENDED   MARCH 31,
OPERATING SUMMARY (MILLIONS)                                           1997           1996
----------------------------------------------------------------  ---------------  ----------
Premiums (1)....................................................    $      52.3    $     34.0
Charges assessed against policyholders..........................          109.7          92.0
Net investment income...........................................          267.8         257.6
Net realized capital gains......................................            5.0          14.9
Other income....................................................            9.7          12.2
                                                                  ---------------  ----------
          Total revenue.........................................          444.5         410.7
                                                                  ---------------  ----------
Current and future benefits (1).................................          272.0         236.9
Operating expenses..............................................           78.2          87.2
Amortization of deferred policy acquisition costs...............           19.9          17.5
                                                                  ---------------  ----------
          Total benefits and expenses...........................          370.1         341.6
                                                                  ---------------  ----------
          Income before income taxes............................           74.4          69.1
          Income taxes..........................................           24.0          20.6
                                                                  ---------------  ----------
          Net income............................................    $      50.4    $     48.5
                                                                  ---------------  ----------
                                                                  ---------------  ----------
     Net realized capital gains, net of tax (included above)....    $       3.2    $      9.7
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Deposits not included in premiums above:
     Annuities--fixed options...................................    $     280.2    $    307.3
     Annuities--variable options................................          818.1         659.3
     Individual Life Insurance..................................          120.5         102.8
                                                                  ---------------  ----------
          Total................................................     $   1,218.8    $  1,069.4
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Assets under management: (2) (3)
     Annuities--fixed options...................................    $  11,767.9    $ 11,156.3
     Annuities--variable options................................       15,047.7      11,514.4
                                                                  ---------------  ----------
          Subtotal Annuities....................................       26,815.6      22,670.7
     Other investment advisory (4)..............................        2,102.8       1,106.5
                                                                  ---------------  ----------
          Financial Services....................................       28,918.4      23,777.2
     Individual Life Insurance..................................        2,894.4       2,645.7
                                                                  ---------------  ----------
          Total................................................     $  31,812.8    $ 26,422.9
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Individual life insurance coverage issued.......................    $   1,393.8    $  1,242.7
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Individual life insurance coverage in force.....................    $  42,923.9    $ 40,357.9
                                                                  ---------------  ----------
                                                                  ---------------  ----------

------------------------

(1) Includes $16.4 million and $19.9 million for the three months ended March 31, 1997 and 1996, respectively, for annuity contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes net unrealized capital gains of $50.1 million and $301.8 million at March 31, 1997 and 1996, respectively.

(3) Includes $4,989.3 million and $3,167.0 million at March 31, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.

(4) March 31, 1997 includes $950.3 million of assets under management related to business previously written by an affiliate.

OVERVIEW

    The Company's net income for the three months ended March 31, 1997 increased 4% compared with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1997 increased $8 million or 22% from the prior period reflecting improved earnings from both the financial services and life insurance segments.

    Assets under management, excluding the amount related to business previously written by an affiliate, increased by 17% primarily due to continued business growth through deposits and appreciation in the stock market.

   Of the $11.8 billion and $11.2 billion of fixed annuity assets under management at March 31, 1997 and 1996, respectively, 25% and 23%, respectively, were fully guaranteed and 75% and 77%, respectively, were experience rated. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.9% and 8.0% and the average annualized earned rate on investments supporting experience rated contracts was 8.1% and 8.2% for the three months ended March 31, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed contracts was 6.7% and 6.6% and the average annualized credited rate on experience rated contracts was 6.0% for each of the three months ended March 31, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.2% and 1.4% and on experience rated contracts were 2.1% and 2.2% for the three months ended March 31, 1997 and 1996.

    The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For additional information regarding the Company's asset/liability management practices please see the Company's 1996 Annual Report on Form 10-K.

SEGMENT RESULTS

Financial Services:


                                                                 3 MONTHS ENDED   MARCH 31,
OPERATING SUMMARY (MILLIONS)                                           1997           1996
----------------------------------------------------------------  ---------------  ----------
Premiums (1)                                                        $      17.8    $     22.0
Charges assessed against policyholders                                     57.5          45.6
Net investment income                                                     217.6         210.5
Net realized capital gains                                                  4.6          13.7
Other income                                                                9.3          10.7
                                                                  ---------------  ----------
         Total revenue                                                    306.8         302.5
                                                                  ---------------  ----------
Current and future benefits (1)                                           179.3         177.5
Operating expenses                                                         64.5          71.0
Amortization of deferred policy acquisition costs                          13.8           6.4
                                                                  ---------------  ----------
        Total benefits and expenses                                       257.6         254.9
                                                                  ---------------  ----------
        Income before income taxes                                         49.2          47.6
                                                                  ---------------  ----------
        Income taxes                                                       14.9          14.6
                                                                  ---------------  ----------
        Net income                                                  $      34.3    $     33.0
                                                                  ---------------  ----------
                                                                  ---------------  ----------
        Net realized capital gains, net of tax (included above)     $       3.0    $      8.9
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Deposits not included in premiums above:
  Annuities--fixed options                                          $     280.2    $    307.3
  Annuities--variable options                                             818.1         659.3
                                                                  ---------------  ----------
        Total                                                       $   1,098.3    $    966.6
                                                                  ---------------  ----------
                                                                  ---------------  ----------
Assets under management: (2) (3)
  Annuities--fixed options                                          $  11,767.9    $ 11,156.3
  Annuities--variable options                                          15,047.7      11,514.4
                                                                  ---------------  ----------
        Subtotal Annuities                                             26,815.6      22,670.7
  Other investment advisory (4)                                         2,102.8       1,106.5
                                                                  ---------------  ----------
        Total                                                       $  28,918.4    $ 23,777.2
                                                                  ---------------  ----------
                                                                  ---------------  ----------

------------------------

(1) Includes $16.4 million and $19.9 million for the three months ended March 31, 1997 and 1996, respectively, for annuity contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes net unrealized capital gains of $51.7 million and $275.7 million at March 31, 1997 and 1996, respectively.

(3) Includes $4,888.9 million and $3,126.2 million at March 31, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.

(4) March 31, 1997 includes $950.3 million of assets under management related to business previously written by an affiliate.

    Net income in the Financial Services segment for the three months ended March 31, 1997 increased 4% compared with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1997 increased $7 million or 30% when compared with the same period a year ago. The increase in earnings reflects increased charges assessed against policyholders primarily from increased assets under management. Assets under management, excluding the amount related to business previously written by an affiliate, increased primarily due to continued business growth through deposits and appreciation in the stock market. Earnings for the three months ended March 31, 1997 also reflect a 9% decrease in operating expenses when compared with the same period a year ago, reflecting cost savings from previous restructurings.

    Individual Life Insurance:

                                                                          3 MONTHS ENDED   MARCH 31,
OPERATING SUMMARY (MILLIONS)                                                   1997           1996
------------------------------------------------------------------------  ---------------  ----------
Premiums                                                                    $      34.5    $     12.0
Charges assessed against policyholders                                             52.2          46.4
Net investment income                                                              50.2          47.1
Net realized capital gains                                                          0.4           1.2
Other income                                                                        0.4           1.5
                                                                          ---------------  ----------
            Total revenue                                                         137.7         108.2
                                                                          ---------------  ----------
Current and future benefits                                                        92.7          59.4
Operating expenses                                                                 13.7          16.2
Amortization of deferred policy acquisition costs                                   6.1          11.1
                                                                          ---------------  ----------
           Total benefits and expenses                                            112.5          86.7
                                                                          ---------------  ----------
           Income before income taxes                                              25.2          21.5
           Income taxes                                                             9.1           6.0
                                                                          ---------------  ----------
           Net income                                                       $      16.1    $     15.5
                                                                          ---------------  ----------
                                                                          ---------------  ----------
           Net realized capital gains, net of tax (included above)          $       0.2    $      0.8
                                                                          ---------------  ----------
                                                                          ---------------  ----------
Deposits not included in premiums above:
  Individual Life Insurance                                                 $     120.5    $    102.8
                                                                          ---------------  ----------
                                                                          ---------------  ----------
Assets under management: (1) (2)
  Individual Life Insurance                                                 $   2,894.4    $  2,645.7
                                                                          ---------------  ----------
                                                                          ---------------  ----------
Individual life insurance coverage issued                                   $   1,393.8    $  1,242.7
                                                                          ---------------  ----------
                                                                          ---------------  ----------
Individual life insurance coverage in force                                 $  42,923.9    $ 40,357.9
                                                                          ---------------  ----------
                                                                          ---------------  ----------

------------------------

(1) Excludes net unrealized capital losses of $1.6 million and net unrealized capital gains of $26.1 million at March 31, 1997 and 1996, respectively.

(2) Includes $100.4 million and $40.8 million at March 31, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.

    Net income in the Individual Life Insurance segment for the three months ended March 31, 1997 increased 4% compared with the same period a year ago. Excluding net realized capital gains, earnings for the three months ended March 31, 1997 increased $1 million or 8% when compared with the same period a year ago. The increase in earnings reflects increased charges assessed against policyholders primarily from increased individual life insurance coverage in force, as well as lower operating expenses resulting from cost savings associated with previous restructurings. Such increases were partially offset by unfavorable mortality experience.

    Premiums and current and future benefits reflect $22.5 million for the three months ended March 31, 1997 related to the transition of the reinsurance agreement with Aetna Life from a modified coinsurance to a coinsurance arrangement (see Note 5 of the Condensed Notes to Consolidated Financial Statements).

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

The Company's invested assets were comprised of the following:

                                                                     MARCH 31,   DECEMBER 31,
(MILLIONS)                                                              1997         1996
-------------------------------------------------------------------  ----------  ------------
Debt securities, available for sale, at fair value.................  $ 12,428.6   $ 12,905.5
Equity securities, available for sale:
Non-redeemable preferred stock.....................................       152.1        119.0
Investment in affiliated mutual funds..............................        67.9         81.1
Common stock.......................................................         0.1          0.3
Short-term investments.............................................        45.5         34.8
Mortgage loans.....................................................        12.9         13.0
Policy loans.......................................................       408.4        399.3
                                                                     ----------  ------------
Total Investments..................................................  $ 13,115.5   $ 13,553.0
                                                                     ----------  ------------
                                                                     ----------  ------------

At both March 31, 1997 and December 31, 1996, the Company's carrying value of investments in debt securities represented 95% of total general account invested assets. At March 31, 1997 and December 31, 1996, $9.9 billion and $10.3 billion, respectively, or 80% of total debt securities supported experience rated products for both periods.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both March 31, 1997 and December 31, 1996 was AA-.

                                      DEBT SECURITIES INVESTMENTS BY MARKET
DEBT SECURITIES QUALITY RATINGS                      SECTOR
       AT MARCH 31, 1997                        AT MARCH 31, 1997
-------------------------------    -------------------------------------------
AAA                       46.1%     U.S. Corporate Securities           38.1%
                                    Residential Mortgage- Backed
AA                         9.7      Securities                          25.0
                                    Foreign Securities--U.S. Dollar
A                         24.4      Denominated                         13.9
                                    Commercial/Multifamily
BBB                       12.4      Mortgage-
BB                         5.1      Backed Securities                    8.8
B and Below                2.3      Asset-Backed Securities              7.3
                         100.0%     U.S. Treasuries/Agencies             6.9

                                                                       100.0%


                                      DEBT SECURITIES INVESTMENTS BY MARKET
DEBT SECURITIES QUALITY RATINGS                      SECTOR
     AT DECEMBER 31, 1996                     AT DECEMBER 31, 1996
-------------------------------    -------------------------------------------
AAA                      47.3%      U.S. Corporate Securities           36.8%
                                    Residential Mortgage- Backed
AA                       10.5       Securities                          24.6
                                    Foreign Securities--U.S. Dollar
A                        23.9       Denominated                         15.2
BBB                      11.9       U.S. Treasuries/Agencies             8.4
                                    Commercial/Multifamily
BB                        4.3       Mortgage-
B and Below               2.1       Backed Securities                    8.0
                        100.0%      Asset-Backed Securities              6.9
                                    Other                                0.1

                                                                       100.0%

                                      16

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

ITEM 5. OTHER INFORMATION.

        (a) NAIC IRIS RATIOS

            The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to separate out, for further review, those insurers who might warrant special attention. At December 31, 1996, the Company had one ratio falling outside the usual range. The Company does not have any significant subsidiaries.

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

                                    AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                           (Registrant)




      May 14, 1997               By /s/ Deborah Koltenuk
        (Date)                      Deborah Koltenuk
                                    Vice President and Treasurer, Corporate
                                    Controller
                                    (Chief Accounting Officer)