Form 10-Q
period 1997-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1997-08-12
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997    Commission file number 33-23376
                               -------------                           --------


                    Aetna Life Insurance and Annuity Company
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Connecticut                                 71-0294708
---------------------------------------          ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


  151 Farmington Avenue, Hartford, Connecticut              06156
  --------------------------------------------     -------------------------
    (Address of principal executive offices)              (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
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

                        Yes  [X]               No ________
                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
Title of Class                                       at July 31, 1997
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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS

                                                                          PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income.............................     3
         Consolidated Balance Sheets...................................     4
         Consolidated Statements of Changes in Shareholder's Equity....     5
         Consolidated Statements of Cash Flows.........................     6
         Condensed Notes to Consolidated Financial Statements..........     7
         Independent Auditors' Review Report...........................    11

Item 2.  Management's Analysis of the Results of Operations............    12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    18

Item 5.  Other Information.............................................    18

Item 6.  Exhibits and Reports on Form 8-K..............................    18

Signatures.............................................................    19




                                      (2)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                     3 Months Ended June 30,    6 Months Ended June 30,
                                                     ----------------------     ----------------------
                                                       1997      1996              1997      1996
                                                      -------   -------           -------   -------
Revenue:
  Premiums                                            $ 79.6    $ 30.4            $131.9     $ 64.4
  Charges assessed against policyholders               112.8      98.2             222.5      190.2
  Net investment income                                267.6     254.5             535.4      512.1
  Net realized capital gains                             4.1       2.2               9.1       17.1
  Other income                                           7.7      13.0              17.4       25.2
                                                       -----     -----             -----      -----
       Total revenue                                   471.8     398.3             916.3      809.0

Benefits and expenses:
  Current and future benefits                          293.1     236.6             565.1      473.5
  Operating expenses                                    84.6      89.5             162.8      176.7
  Amortization of deferred policy acquisition costs     32.4      11.2              52.3       28.7
  Severance and facilities charge                         --      14.0                --       14.0
                                                       -----     -----             -----      -----
       Total benefits and expenses                     410.1     351.3             780.2      692.9

                                                       -----     -----             -----      -----
Income before income taxes                              61.7      47.0             136.1      116.1

  Income taxes                                          18.6      12.3              42.6       32.9
                                                       -----     -----             -----      -----

Net income                                            $ 43.1    $ 34.7            $ 93.5     $ 83.2
                                                       =====     =====             =====      =====

See Condensed Notes to Consolidated Financial Statements.



                                      (3)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                            June 30,     December 31,
Assets                                                                        1997           1996
------                                                                        ----           ----
Investments:
  Debt securities, available for sale, at fair value
    (amortized cost:  $12,336.5 and $12,539.1)                             $12,654.5     $12,905.5
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost:  $144.4 and $107.6)                   161.2         119.0
    Investment in affiliated mutual funds (cost:  $50.9 and $77.3)              60.9          81.1
    Common stock                                                                  .3            .3
  Short-term investments                                                       132.0          34.8
  Mortgage loans                                                                12.9          13.0
                                                                               430.2         399.3
                                                                            --------     ---------
       Total investments                                                    13,452.0      13,553.0

Cash and cash equivalents                                                      838.7         459.1
Accrued investment income                                                      160.6         159.0
Premiums due and other receivables                                              44.3          26.6
Deferred policy acquisition costs                                            1,593.6       1,515.3
Reinsurance loan to affiliate                                                  525.6         628.3
Other assets                                                                    31.9          33.7
Separate Accounts assets                                                    19,082.9      15,318.3
                                                                            --------     ---------

       Total assets                                                        $35,729.6     $31,693.3
                                                                            ========     =========

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Future policy benefits                                                    $3,694.3      $3,617.0
  Unpaid claims and claim expenses                                              30.4          28.9
  Policyholders' funds left with the Company                                10,844.2      10,663.7
                                                                            --------     ---------
       Total insurance reserve liabilities                                  14,568.9      14,309.6
  Other liabilities                                                            304.5         354.7
  Income taxes:
    Current                                                                     22.3          20.7
    Deferred                                                                    75.0          80.5
  Separate Accounts liabilities                                             19,057.8      15,318.3
                                                                            --------     ---------
       Total liabilities                                                    34,028.5      30,083.8
                                                                            --------     ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                             2.8           2.8
  Paid-in capital                                                              418.0         418.0
  Net unrealized capital gains                                                  60.6          60.5
  Retained earnings                                                          1,219.7       1,128.2
                                                                            --------     ---------
       Total shareholder's equity                                            1,701.1       1,609.5
                                                                            --------     ---------

         Total liabilities and shareholder's equity                        $35,729.6     $31,693.3
                                                                            ========     =========

See Condensed Notes to Consolidated Financial Statements.



                                      (4)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                               6 Months Ended June 30,
                                              -------------------------
                                                 1997        1996
                                                 ----        ----
Shareholder's equity, beginning of year       $1,609.5      $1,583.0

Net change in unrealized capital gains             0.1         (96.1)

Net income                                        93.5          83.2

Common stock dividends                            (5.3)         (1.5)

Other changes                                      3.3          -
                                              --------      --------

Shareholder's equity, end of period           $1,701.1      $1,568.6
                                              ========      ========

See Condensed Notes to Consolidated Financial Statements.


                                      (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                             6 Months Ended June 30,
                                                                             -----------------------
                                                                               1997           1996
                                                                               ----           ----
Cash Flows from Operating Activities:
         Net income                                                        $    93.5     $    83.2
         Adjustments to reconcile net income to net cash provided by
           (used for) operating activities:
         (Increase) decrease in accrued investment income                       (1.6)          8.9
         Increase in premiums due and other receivables                        (16.8)         (0.4)
         Increase in policy loans                                              (30.9)        (14.5)
         Increase in deferred policy acquisition costs                         (78.3)        (78.6)
         Decrease in reinsurance loan to affiliate                             102.7          14.7
         Net increase in universal life account balances                       156.8         105.3
         Decrease in other insurance reserve liabilities                       (97.7)       (119.3)
         Net (decrease) increase in other liabilities and other assets         (76.3)         26.8
         Increase (decrease) in income taxes                                     3.0         (25.7)
         Net accretion of discount on investments                              (34.9)        (33.7)
         Net realized capital gains                                             (9.1)        (17.1)
                                                                             --------      --------
               Net cash provided by (used for) operating activities             10.4         (50.4)
                                                                             --------      --------

Cash Flows from Investing Activities:
         Proceeds from sales of:
             Debt securities available for sale                              2,274.8       2,840.8
             Equity securities                                                  30.5          96.8
             Mortgage loans                                                      0.1           0.2
         Investment maturities and collections of:
            Debt securities available for sale                                 716.1         470.8
            Short-term investments                                              10.4          19.4
         Cost of investment purchases in:
            Debt securities available for sale                              (2,699.5)     (3,540.9)
            Equity securities                                                  (37.5)        (53.0)
            Short-term investments                                            (107.6)        (19.5)
                                                                             --------      --------
               Net cash provided by (used for) investing activities            187.3        (185.4)
                                                                             --------      --------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts               819.4         781.6
         Withdrawals of investment contracts                                  (607.2)       (623.4)
         Dividends paid to shareholder                                          (5.3)         (1.5)
         Capital contribution to Separate Account                              (25.0)       --
                                                                             --------      --------
               Net cash provided by financing activities                       181.9         156.7
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                           379.6         (79.1)
Cash and cash equivalents, beginning of period                                 459.1         568.8
                                                                             --------      --------

Cash and cash equivalents, end of period                                   $   838.7     $   489.7
                                                                             ========      ========

Supplemental cash flow information:
    Income taxes paid, net                                                 $    44.6     $    61.2
                                                                             ========      ========

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

     FAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.


                                      (7)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements
                                   (Continued)

2.   Future Application of Accounting Standards -continued

     FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

3.   Financial Instruments

     The Company engages in hedging activities to manage interest rate and price risks. Such hedging activities have principally consisted of using off-balance sheet instruments such as futures and forward contracts and interest rate swap agreements. There were no such contracts or agreements open as of June 30, 1997.


                                      (8)

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

     Activity for the six months ended June 30, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                           Reserve       Positions
       -----------------------------      ---------      ---------

       Balance at December 31, 1996       $   47.9           524
       Actions taken (1)                     (17.1)         (121)
                                          ---------      ---------
          Balance at June 30, 1997        $   30.8           403
       -----------------------------      ---------      ---------

     (1) Includes $8.9 million of severance-related actions and $6.3 million of corporate allocation-related actions.

     The Company's severance actions are expected to be substantially completed by March 31, 1998. The corporate allocation actions and vacating of certain leased office space are expected to be substantially completed in 1997.

5.   Related Party Transactions

     Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the nonparticipating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement has been amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance to a coinsurance arrangement. As a result of this change, reserves will be ceded to the Company from Aetna Life as investment rollover occurs and the loan previously established will be reduced.


                                      (9)

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

7.   Dividends

     On June 27, 1997, the Company paid a $5.3 million dividend to HOLDCO. The additional amount of dividends that may be paid by the Company to HOLDCO in 1997 without prior approval by the Insurance Commissioner of the State of Connecticut is $65.8 million.


                                      (10)

                       Independent Auditors' Review Report


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 4, 1997

Item 2.  Management's Analysis of the Results of Operations

Consolidated Overview:

                                                         3 Months Ended          6 Months Ended
                                                           June 30,                June 30,
Operating Summary (millions)                             1997        1996       1997           1996
-----------------------------------------------------------------------------------------------------
Premiums (1)                                          $   79.6    $   30.4  $   131.9      $    64.4
Charges assessed against policyholders                   112.8        98.2      222.5          190.2
Net investment income                                    267.6       254.5      535.4          512.1
Net realized capital gains                                 4.1         2.2        9.1           17.1
Other income                                               9.6        13.0       19.2           25.2
-----------------------------------------------------------------------------------------------------
          Total revenue                                  473.7       398.3      918.1          809.0
-----------------------------------------------------------------------------------------------------
Current and future benefits (1)                          295.0       236.6      566.9          473.5
Operating expenses                                        84.6        89.5      162.8          176.7
Amortization of deferred policy acquisition costs         32.3        11.2       52.3           28.7
Severance and facilities charge                            --         14.0        --            14.0
          ------------------------------------------------------------------------------------------
          Total benefits and expenses                    412.0       351.3      782.0          692.9
          ------------------------------------------------------------------------------------------
          Income before federal income taxes              61.7        47.0      136.1          116.1
          Income taxes                                    18.6        12.3       42.6           32.9
          ==========================================================================================
          Net income                                  $   43.1    $   34.7  $    93.5      $    83.2
          ==========================================================================================
          Net realized capital gains, net of tax
          (included above)                            $    2.7    $    1.4  $     5.9      $    11.1
-----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                         $  298.4    $  416.3  $   578.6      $   723.6
     Annuities--variable options                         796.2       681.0    1,614.3        1,340.3
     Individual Life Insurance                           117.3       105.9      237.8          208.7
                                                       ---------------------------------------------
     Total                                            $1,211.9    $1,203.2  $ 2,430.7      $ 2,272.6
====================================================================================================
Assets under management: (2) (3)
     Annuities--fixed options                                               $11,898.1      $11,418.6
     Annuities--variable options                                             17,527.1       12,415.2
                                                       ---------------------------------------------
         Subtotal Annuities                                                  29,425.2       23,833.8
     Other Investment Advisory (4)                                            2,211.0        1,096.8
                                                       ---------------------------------------------
         Financial Services                                                  31,636.2       24,930.6
     Individual Life Insurance                                                2,987.0        2,695.1
                                                       ---------------------------------------------
         Total                                                              $34,623.2      $27,625.7
====================================================================================================
Individual life insurance coverage issued                                   $ 2,523.0      $ 2,508.4
====================================================================================================
Individual life insurance coverage in force                                 $43,278.0      $40,769.2
====================================================================================================

(1) Includes $13.7 million and $30.1 million for the three and six months ended June 30, 1997, respectively, and $12.3 million and $32.2 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes net unrealized capital gains of $318.0 million and $154.8 million at June 30, 1997 and 1996, respectively.

(3) Includes $6,142.9 million and $3,772.3 million at June 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(4) June 30, 1997 includes the transfer to the Company of $950.3 million of assets under management related to business previously written by an affiliate.

Overview

The Company's net income for the three and six months ended June 30, 1997 increased 24% and 12%, respectively, compared to the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1997 increased 21% from the same periods a year ago. Such increases reflected an after-tax severance and facilities charge of $9.1 million allocated to the Company


                                      (12)
by Aetna in the second quarter of 1996 (see Note 4 of the Condensed Notes to Consolidated Financial Statements). Excluding realized capital gains and the second quarter 1996 severance and facilities charge, earnings for the three and six months ended June 30, 1997 decreased 5% and increased 8%, respectively, from the same periods a year ago, reflecting improved earnings from the financial services segment offset by lower earnings from the life insurance segment.

Assets under management, excluding the amount related to business previously written by an affiliate, increased by 22% primarily due to continued business growth through deposits and appreciation in the stock market.

Of the $11.9 billion and $11.4 billion of fixed annuity assets under management at June 30, 1997 and 1996, respectively, 24% were fully guaranteed and 76% were experience rated. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.8% and 7.9% and the average annualized earned rate on investments supporting experience rated contracts was 8.0% and 8.1% for the six months ended June 30, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed contracts was 6.7% and 6.7% and the average annualized credited rate on experience rated contracts was 5.9% and 6.1% for each of the six months ended June 30, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.1% and 1.2% and on experience rated contracts were 2.1% and 2.0% for the six months ended June 30, 1997 and 1996.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For additional information regarding the Company's asset/liability management practices please see the Company's 1996 Annual Report on Form 10-K.


                                      (13)

Segment Results

Financial Services:

                                                         3 Months Ended                6 Months Ended
Operating Summary (millions)                               June 30,                       June 30,
                                                      1997         1996              1997       1996
------------------------------------------------------------------------------------------------------
Premiums (1)                                      $   16.4      $   18.8        $    34.2     $   40.8
Charges assessed against policyholders                60.4          48.0            117.9         93.6
Net investment income                                218.0         208.1            435.6        418.6
Net realized capital gains                             3.6           1.4              8.1         15.1
Other income                                           9.3          11.7             18.7         22.4
          --------------------------------------------------------------------------------------------
          Total revenue                              307.7         288.0            614.5        590.5
          --------------------------------------------------------------------------------------------
Current and future benefits (1)                      178.8         180.5            358.1        358.0
Operating expenses                                    70.0          73.4            134.5        144.9
Amortization of deferred policy acquisition costs     19.1           0.9             32.8          7.3
          --------------------------------------------------------------------------------------------
          Total benefits and expenses                267.9         254.8            525.4        510.2
          --------------------------------------------------------------------------------------------
          Income before federal income taxes          39.8          33.2             89.1         80.3
          Income taxes                                10.4           9.0             25.4         23.1
          ============================================================================================
          Net income (2)                          $   29.4      $   24.2        $    63.7     $   57.2
          ============================================================================================
          Net realized capital gains, net of tax
          (included above)                        $    2.3      $     .9        $     5.3     $    9.8
======================================================================================================

------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                     $   298.4     $  416.3        $   578.6     $  723.6
     Annuities--variable options                      796.2        681.0          1,614.3      1,340.3
                                                  ----------------------------------------------------
         Total                                    $ 1,094.6     $1,097.3        $ 2,192.9     $2,063.9
======================================================================================================
Assets under management: (3) (4)
     Annuities--fixed options                                                   $ 11,898.1   $11,418.6
     Annuities--variable options                                                  17,527.1    12,415.2
                                                  ----------------------------------------------------
         Subtotal Annuities                                                       29,425.2    23,833.8
     Other Investment Advisory (5)                                                 2,211.0     1,096.8
                                                  ----------------------------------------------------
         Total                                                                  $ 31,636.2   $24,930.6
======================================================================================================

(1) Includes $13.7 million and $30.1 million for the three and six months ended June 30, 1997, respectively, and $12.3 million and $32.3 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes any effect of the corporate severance and facilities charge recorded in the second quarter of 1996 which is not directly allocable to the segment.

(3) Excludes net unrealized capital gains of $40.3 million and $145.8 million at June 30, 1997 and 1996, respectively.

(4) Includes $6,017.6 million and $3,717.1 million at June 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(5) June 30, 1997 includes the transfer to the Company of $950.3 million of assets under management related to business previously written by an affiliate.

Net income in the financial services segment for the three and six months ended June 30, 1997 increased 21% and 11%, respectively, compared to the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1997 increased 16% and 23%, respectively, when compared to the same periods a year ago. Second quarter and year-to-date earnings reflect increased charges assessed against policyholders and net investment income primarily from increased assets under management partially offset by increased amortization of deferred policy acquisition costs. Assets under management, excluding the amount related to business previously written by an affiliate, increased primarily due to continued business growth through deposits and appreciation in the stock market. Earnings also reflect lower operating expenses resulting from cost savings associated with previous restructurings.


                                      (14)

Individual Life Insurance:

                                                         3 Months Ended                6 Months Ended
Operating Summary (millions)                               June 30,                       June 30,
                                                       1997         1996            1997          1996
--------------------------------------------------------------------------------------------------------
Premiums                                               $ 63.2      $ 11.6      $    97.7       $    23.6
Charges assessed against policyholders                   52.4        50.2          104.6            96.6
Net investment income                                    49.6        46.4           99.8            93.5
Net realized capital gains                                 .5          .8            1.0             2.0
Other income                                               .3         1.3             .5             2.8
          ----------------------------------------------------------------------------------------------
          Total revenue                                 166.0       110.3          303.6           218.5
          ----------------------------------------------------------------------------------------------
Current and future benefits                             116.2        56.1          208.8           115.5
Operating expenses                                       14.6        16.1           28.3            31.8
Amortization of deferred policy acquisition costs        13.3        10.3           19.5            21.4
          ----------------------------------------------------------------------------------------------
          Total benefits and expenses                   144.1        82.5          256.6           168.7
          ----------------------------------------------------------------------------------------------
          Income before federal income taxes             21.9        27.8           47.0            49.8
          Income taxes                                    8.2         8.2           17.2            14.7
          ==============================================================================================
          Net income (1)                               $ 13.7      $ 19.6      $    29.8       $    35.1
          ==============================================================================================
          Net realized capital gains
          net of tax (included above)                  $   .4      $   .5      $      .6       $     1.3
========================================================================================================

--------------------------------------------------------------------------------------------------------

Deposits not included in premiums above                $117.3      $105.9      $   237.8       $   208.7
========================================================================================================
Assets under management (2) (3)                                                $ 2,987.0       $ 2,695.1
========================================================================================================
Individual life insurance coverage issued                                      $ 2,523.0       $ 2,508.4
========================================================================================================
Individual life insurance coverage in force                                    $43,278.0       $40,769.2
========================================================================================================

(1) Excludes any effect of the corporate severance and facilities charge recorded in the second quarter of 1996 which is not directly allocable to the segment.

(2) Excludes net unrealized capital gains of $277.7 million and $9.0 million at June 30, 1997 and 1996, respectively.

(3) Includes $125.3 million and $55.2 million at June 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

Net income in the individual life insurance segment decreased 30% and 15% for the three months and six months ended June 30, 1997, respectively, compared with the same periods a year ago. Excluding net realized capital gains, earnings decreased 30% and 14% for the three months and six months ended June 30, 1997, respectively, when compared with the same periods a year ago, primarily due to unfavorable mortality experience partially offset by lower operating expenses resulting from cost savings associated with previous restructurings.

Premiums and current and future benefits reflect $52.0 and $74.5 million for the three and six months ended June 30, 1997 related to the transition of the reinsurance agreement with Aetna Life Insurance Company from a modified coinsurance to a coinsurance arrangement (see Note 5 of the Condensed Notes to Consolidated Financial Statements).


                                      (15)

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

The Company's invested assets were comprised of the following:

                                                June 30,       December 31,
(Millions)                                        1997             1996
--------------------------------------------------------------------------------
Debt securities, available for sale,
  at fair value                               $12,654.5        $12,905.5
Equity securities, available for sale:
  Nonredeemable preferred stock                   161.2            119.0
  Investment in affiliated mutual funds            60.9             81.1
  Common stock                                       .3               .3
Short-term investments                            132.0             34.8
Mortgage loans                                     12.9             13.0
Policy loans                                      430.2            399.3
                                              --------------------------
     Total Investments                        $13,452.0        $13,553.0
================================================================================

The Company's carrying value of investments in debt securities represented 94% and 95% at June 30, 1997 and December 31, 1996, respectively, of total general account invested assets. At June 30, 1997 and December 31, 1996, $10.1 billion and $10.3 billion, respectively, or 79% of total debt securities supported experience rated products for both periods.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both June 30, 1997 and December 31, 1996 was AA-.

Debt Securities
Quality Ratings             Debt Securities by Market Sector
at June 30, 1997            at June 30, 1997
------------------------    ---------------------------------------------------

AAA                46.9%    U.S. Corporate Securities                      37.5%
AA                 10.4     Residential Mortgage-Backed Securities         24.9
A                  22.8     Foreign Securities - U.S. Dollar Denominated   13.8
BBB                13.4     Commercial/Multifamily Mortgage-
BB                  4.4       Backed Securities                             9.2
B and Below         2.1     U.S. Treasuries/Agencies                        7.7
                  ------    Asset-Backed Securities                         6.9
                  100.0%                                                  ------
                  ======                                                  100.0%
                                                                          ======


                                      (16)

Debt Securities
Quality Ratings             Debt Securities by Market Sector
at December 31, 1996        at December 31, 1996
------------------------    --------------------------------------------  -----
AAA               47.3%     U.S. Corporate Securities                     36.8%
AA                10.5      Residential Mortgage-Backed Securities        24.6
A                 23.9      Foreign Securities - U.S. Dollar Denominated  15.2
BBB               11.9      Asset-Backed Securities                        8.4
BB                 4.3      Commercial/Multifamily Mortgage-
B and Below        2.1        Backed Securities                            8.0
                 ------     U.S. Treasuries/Agencies                       6.9
                 100.0%     Other                                          0.1
                 ======                                                   ------
                                                                          100.0%
                                                                          ======



                                      (17)

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

Item 5.    Other Information.

(a) Ratings

The Company received a lower rating from Moody's in July (Aa3) which is a step down from a previous rating of Aa2. This rating is still considered in the excellent category by Moody's.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 (27)    Financial Data Schedule.

           (b)   Reports on Form 8-K

                 None.



                                      (18)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                     (Registrant)


August 12, 1997       By /s/ Deborah Koltenuk
---------------              -----------------------
        (Date)               Deborah Koltenuk
                             Vice President, Treasurer, and Corporate Controller
                             (Chief Accounting Officer)



                                      (19)