Form 10-Q
period 1997-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1997-11-13
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                         Commission file number
      September 30, 1997                                     33-23376
      ------------------                                     --------


                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Connecticut                                      71-0294708
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

151 Farmington Avenue, Hartford, Connecticut                     06156
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

                              Yes [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Title of Class                                         at October 31, 1997
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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statements of Income...............................   3
          Consolidated Balance Sheets.....................................   4
          Consolidated Statements of Changes in Shareholder's Equity......   5
          Consolidated Statements of Cash Flows...........................   6
          Condensed Notes to Consolidated Financial Statements............   7
          Independent Auditors' Review Report.............................  11

Item 2. Management's Analysis of the Results of Operations................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  19

Item 5.   Other Information...............................................  19

Item 6.   Exhibits and Reports on Form 8-K................................  19

Signatures................................................................  20


                                      (2)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                       3 Months Ended September 30,            9 Months Ended September 30,
                                                       ----------------------------            ----------------------------
                                                          1997              1996                 1997                1996
                                                          ----              ----                 ----                ----
Revenue:
  Premiums                                                $68.2             $35.5               $200.1                 $99.9
  Charges assessed against policyholders                  127.7              99.1                350.2                 289.3
  Net investment income                                   269.5             259.7                804.9                 771.8
  Net realized capital gains                                8.8               0.1                 17.9                  17.2
  Other income                                              9.6               9.4                 28.8                  34.6
                                                          -----             -----              -------               -------
        Total revenue                                     483.8             403.8              1,401.9               1,212.8

Benefits and expenses:
  Current and future benefits                             286.5             245.6                853.4                 719.1
  Operating expenses                                       84.5              84.6                247.3                 261.3
  Amortization of deferred policy acquisition costs        40.1              17.9                 92.4                  46.6
  Severance and facilities charges                          -                47.3                  -                    61.3
                                                          -----             -----              -------               -------
       Total benefits and expenses                        411.1             395.4              1,193.1               1,088.3

                                                          -----             -----              -------               -------
Income before income taxes                                 72.7               8.4                208.8                 124.5

  Income taxes                                             21.3               1.4                 63.9                  34.3
                                                          -----             -----              -------               -------

Net income                                                $51.4              $7.0               $144.9                 $90.2
                                                          =====             =====              =======               =======




See Condensed Notes to Consolidated Financial Statements.


                                      (3)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                         September 30,         December 31,
Assets                                                                        1997                 1996
------                                                                        ----                 ----
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,736.4 and $12,539.1)                              $13,257.1           $12,905.5
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost:  $143.4 and $107.6)                    166.5               119.0
    Investment in affiliated mutual funds (cost:  $42.0 and $77.3)               55.1                81.1
    Common stock                                                                   .8                  .3
  Short-term investments                                                        111.8                34.8
  Mortgage loans                                                                 12.9                13.0
  Policy loans                                                                  453.7               399.3
                                                                            ---------           ---------
       Total investments                                                     14,057.9            13,553.0

Cash and cash equivalents                                                       614.2               459.1
Accrued investment income                                                       183.0               159.0
Premiums due and other receivables                                               37.3                26.6
Deferred policy acquisition costs                                             1,620.6             1,515.3
Reinsurance loan to affiliate                                                   474.4               628.3
Other assets                                                                     40.1                33.7
Separate accounts assets                                                     21,494.5            15,318.3
                                                                            ---------           ---------
       Total assets                                                         $38,522.0           $31,693.3
                                                                            =========           =========

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Future policy benefits                                                     $3,757.8            $3,617.0
  Unpaid claims and claim expenses                                               28.0                28.9
  Policyholders' funds left with the Company                                 11,074.5            10,663.7
                                                                            ---------           ---------
       Total insurance reserve liabilities                                   14,860.3            14,309.6
  Other liabilities                                                             295.2               354.7
  Income taxes:
    Current                                                                      37.1                20.7
    Deferred                                                                     74.8                80.5
  Separate accounts liabilities                                              21,468.6            15,318.3
                                                                            ---------           ---------
       Total liabilities                                                     36,736.0            30,083.8
                                                                            ---------           ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                              2.8                 2.8
  Paid-in capital                                                               418.0               418.0
  Net unrealized capital gains                                                   96.7                60.5
  Retained earnings                                                           1,268.5             1,128.2
                                                                            ---------           ---------
       Total shareholder's equity                                             1,786.0             1,609.5
                                                                            ---------           ---------

         Total liabilities and shareholder's equity                         $38,522.0           $31,693.3
                                                                            =========           =========

See Condensed Notes to Consolidated Financial Statements.


                                      (4)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)



                                                    9 Months Ended September 30,
                                                    ----------------------------
                                                      1997               1996
                                                      ----               ----

Shareholder's equity, beginning of year             $1,609.5           $1,583.0

Net change in unrealized capital gains                  36.2              (93.4)

Net income                                             144.9               90.2

Common stock dividends                                  (8.3)              (1.5)

Other changes                                            3.7                -
                                                    --------           --------

Shareholder's equity, end of period                 $1,786.0           $1,578.3
                                                    ========           ========





See Condensed Notes to Consolidated Financial Statements.


                                      (5)

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                            9 Months Ended September 30,
                                                                            ----------------------------
                                                                                1997           1996
                                                                                ----           ----
Cash Flows from Operating Activities:
         Net income                                                           $144.9            $90.2
         Adjustments to reconcile net income to net cash provided by
           (used for) operating activities:
         Increase in accrued investment income                                 (24.0)           (13.0)
         Increase  in premiums due and other receivables                        (8.8)            (2.3)
         Increase in policy loans                                              (54.4)           (29.5)
         Increase in deferred policy acquisition costs                        (105.3)          (127.2)
         Decrease in reinsurance loan to affiliate                             153.9             22.1
         Net increase in universal life account balances                       224.1            172.5
         Decrease in other insurance reserve liabilities                      (165.5)          (125.2)
         Net (decrease) increase in other liabilities and other assets        (122.4)           126.8
         Decrease in income taxes                                               (3.9)           (23.5)
         Net accretion of discount on investments                              (51.9)           (51.1)
         Net realized capital gains                                            (17.9)           (17.2)
                                                                            --------       ----------
               Net cash (used for) provided by operating activities            (31.2)            22.6
                                                                            --------       ----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
             Debt securities available for sale                              3,828.5          3,830.6
             Equity securities                                                  61.3            114.5
             Mortgage loans                                                      0.1              8.6
         Investment maturities and collections of:
            Debt securities available for sale                                 966.8            681.8
            Short-term investments                                              43.2             21.5
         Cost of investment purchases in:
            Debt securities available for sale                              (4,811.0)        (4,996.5)
            Equity securities                                                  (53.6)           (63.7)
            Short-term investments                                            (120.1)           (35.5)
        Other, net                                                               -               (9.1)
                                                                            --------       ----------
               Net cash used for investing activities                          (84.8)          (447.8)
                                                                            --------       ----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts             1,230.2          1,140.6
         Withdrawals of investment contracts                                  (925.8)          (860.7)
         Dividends paid to shareholder                                          (8.3)            (1.5)
         Capital contribution to Separate Account                              (25.0)             -
                                                                            --------       ----------
               Net cash provided by financing activities                       271.1            278.4
                                                                            --------       ----------

Net increase (decrease) in cash and cash equivalents                           155.1           (146.8)
Cash and cash equivalents, beginning of period                                 459.1            568.8
                                                                            --------       ----------

Cash and cash equivalents, end of period                                      $614.2           $422.0
                                                                            ========       ==========

Supplemental cash flow information:
    Income taxes paid, net                                                     $68.7            $61.4
                                                                            ========       ==========

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

     FAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.


                                      (7)

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements
                                   (Continued)

2.   Future Application of Accounting Standards - continued

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

3.   Financial Instruments

     The Company engages in hedging activities to manage interest rate and price risks. Such hedging activities have principally consisted of using off-balance sheet instruments such as futures and forward contracts and interest rate swap agreements. There were no such contracts or agreements open as of September 30, 1997.


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

     Activity for the nine months ended September 30, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                                         Reserve      Positions
     --------------------------------------------------------------------------

     Balance at December 31, 1996                        $ 47.9          524
     Actions taken (1)                                    (19.5)        (129)
                                                      -------------------------
        Balance at September 30, 1997                    $ 28.4          395
     --------------------------------------------------------------------------

     (1) Includes $9.9 million of severance-related actions and $7.0 million of corporate allocation-related actions.

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

7.   Dividends

     On June 27, 1997 and August 15, 1997, the Company paid a $5.3 million and $3.0 million, respectively, dividend to HOLDCO. The additional amount of dividends that may be paid by the Company to HOLDCO in 1997 without prior approval by the Insurance Commissioner of the State of Connecticut is $62.8 million.



                                      (10)

                       Independent Auditors' Review Report


The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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


November 3, 1997
Hartford, Connecticut


                                      (11)

Item 2. Management's Analysis of the Results of Operations

Consolidated Overview:

                                                                 3 Months Ended                      9 Months Ended
                                                                  September 30,                       September 30,
  Operating Summary (millions)                                1997            1996               1997              1996
--------------------------------------------------------------------------------------------------------------------------
  Premiums (1)                                              $   68.2          $   35.5        $   200.1         $    99.9
  Charges assessed against policyholders                       127.7              99.1            350.2             289.3
  Net investment income                                        269.5             259.7            804.9             771.8
  Net realized capital gains                                     8.8                .1             17.9              17.2
  Other income (4)                                               9.6               9.4             28.8              34.6
            --------------------------------------------------------------------------------------------------------------
              Total revenue                                    483.8             403.8          1,401.9           1,212.8
            --------------------------------------------------------------------------------------------------------------
  Current and future benefits (1)                              286.5             245.6            853.4             719.1
  Operating expenses (4)                                        84.5              84.6            247.3             261.3
  Amortization of deferred policy acquisition costs             40.1              17.9             92.4              46.6
  Severance and facilities charges                               -                47.3              -                61.3
            --------------------------------------------------------------------------------------------------------------
              Total benefits and expenses                      411.1             395.4          1,193.1           1,088.3
            --------------------------------------------------------------------------------------------------------------
              Income before income taxes                        72.7               8.4            208.8             124.5
              Income taxes                                      21.3               1.4             63.9              34.3
            --------------------------------------------------------------------------------------------------------------
              Net income                                    $   51.4          $    7.0        $   144.9         $    90.2
            ==============================================================================================================
              Net realized capital gains, net of tax
               (included above)                             $    5.6          $     .2        $    11.5         $    11.3
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
  Deposits not included in premiums above:
       Annuities--fixed options                             $  322.7          $  323.1        $   901.8         $ 1,046.7
       Annuities--variable options                             806.0             655.9          2,420.0           1,996.2
       Individual Life Insurance                               113.3             119.3            351.2             328.0
                                                          ----------------------------------------------------------------
       Total                                                $1,242.0          $1,098.3        $ 3,673.0         $ 3,370.9
==========================================================================================================================
  Assets under management: (2) (3)
       Annuities--fixed options                                                               $11,997.4         $11,589.1
       Annuities--variable options                                                             19,895.5          13,240.6
                                                          ----------------------------------------------------------------
           Subtotal Annuities                                                                  31,892.9          24,829.7
       Other Investment Advisory (4)                                                            2,362.9           1,279.0
                                                          ----------------------------------------------------------------
           Financial Services                                                                  34,255.8          26,108.7
       Individual Life Insurance                                                                3,050.3           2,757.9
                                                          ----------------------------------------------------------------
           Total                                                                              $37,306.1         $28,866.6
==========================================================================================================================
  Individual life insurance coverage issued                                                   $ 3,788.6         $ 3,975.4
==========================================================================================================================
  Individual life insurance coverage in force                                                 $43,627.2         $41,505.2
==========================================================================================================================

(1) Includes $17.1 million and $47.2 million for the three and nine months ended September 30, 1997, respectively, and $21.3 million and $53.5 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes net unrealized capital gains of $520.7 million and $205.6 million at September 30, 1997 and 1996, respectively.
(3) Includes $7,134.1 million and $4,286.5 million at September 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) The three and nine months ended September 30, 1997 include $.4 million and $1.4 million, respectively, of fees and other income and $.4 million and $.4 million, respectively, of operating expenses and, at September 30, 1997 assets under management includes the transfer of $950.3 million to the Company of business previously written by an affiliate.

Overview

The Company's net income for the three and nine months ended September 30, 1997 increased $44 million and $55 million, respectively, compared to the same periods a year ago. Net income for the three and nine months ended September 30, 1996 reflects an after-tax severance and facilities charge of $31 million


                                      (12)
primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors and, in addition, for the nine months ended September 30, 1996 a charge of $9 million allocated to the Company by Aetna (see Note 4 of the Condensed Notes to Consolidated Financial Statements). Excluding net realized capital gains and the severance and facilities charges, results for the three and nine months ended September 30, 1997 increased $8 million, or 22%, and $15 million, or 12%, respectively, from the same periods a year ago, reflecting improved earnings from the financial services segment and, for the three months ended September 30, 1997, improved earnings from the individual life insurance segment.

Assets under management, excluding the amount related to business previously written by an affiliate, increased by 26% primarily due to appreciation in the stock market and additional net deposits.

Of the $12.0 billion and $11.6 billion of fixed annuity assets under management at September 30, 1997 and 1996, respectively, 25% were fully guaranteed and 75% were experience rated. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.8% and 7.9% and the average annualized earned rate on investments supporting experience rated contracts was 8.0% and 8.0% for the nine months ended September 30, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed contracts was 6.6% and 6.7% and the average annualized credited rate on experience rated contracts was 5.9% and 6.0% for each of the nine months ended September 30, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.2% and 1.2% and on experience rated contracts were 2.1% and 2.0% for the nine months ended September 30, 1997 and 1996, respectively.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For additional information regarding the Company's asset/liability management practices please see the Company's 1996 Annual Report on Form 10-K.


                                      (13)

Segment Results

Financial Services:

                                                                 3 Months Ended                      9 Months Ended
                                                                  September 30,                       September 30,
  Operating Summary (millions)                                1997            1996               1997              1996
--------------------------------------------------------------------------------------------------------------------------
  Premiums (1)                                              $   19.2          $   24.3        $    53.4         $    65.1
  Charges assessed against policyholders                        70.6              48.0            188.5             141.6
  Net investment income                                        218.7             211.0            654.3             629.6
  Net realized capital gains (losses)                            6.6               (.6)            14.7              14.5
  Other income (5)                                               9.5              11.3             28.2              33.7
          ----------------------------------------------------------------------------------------------------------------
            Total revenue                                      324.6             294.0            939.1             884.5
          ----------------------------------------------------------------------------------------------------------------
  Current and future benefits (1)                              187.5             184.8            545.6             542.8
  Operating expenses (5)                                        69.8              67.7            204.3             212.1
  Amortization of deferred policy acquisition costs             24.5               7.8             57.3              15.1
  Severance and facilities charge                                -                33.1              -                33.1
          ----------------------------------------------------------------------------------------------------------------
            Total benefits and expenses                        281.8             293.4            807.2             803.1
          ----------------------------------------------------------------------------------------------------------------
            Income before income taxes                          42.8                .6            131.9              81.4
            Income taxes (benefit)                              10.6              (1.6)            36.0              22.0
          ----------------------------------------------------------------------------------------------------------------
            Net income (2)                                  $   32.2          $    2.2        $    95.9         $    59.4
          ================================================================================================================
            Net realized capital gains (losses),
             net of tax (included above)                    $    4.2          $    (.3)       $     9.5         $     9.5
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
  Deposits not included in premiums above:
       Annuities--fixed options                             $  322.7          $  323.1        $   901.8         $ 1,046.7
       Annuities--variable options                             806.0             655.9          2,420.0           1,996.2
                                                          ----------------------------------------------------------------
           Total                                            $1,128.7          $  979.0        $ 3,321.8         $ 3,042.9
==========================================================================================================================
Assets under management: (3) (4)
     Annuities--fixed options                                                                 $11,997.4         $11,589.1
     Annuities--variable options                                                               19,895.5          13,240.6
                                                          ----------------------------------------------------------------
           Subtotal Annuities                                                                  31,892.9          24,829.7
     Other Investment Advisory (5)                                                              2,362.9           1,279.0
                                                          ----------------------------------------------------------------
           Total                                                                              $34,255.8         $26,108.7
==========================================================================================================================

(1) Includes $17.1 million and $47.2 million for the three and nine months ended September 30, 1997, respectively, and $21.3 million and $53.5 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes any effect of the corporate severance and facilities charge recorded in the second quarter of 1996 which is not directly allocable to the segment.
(3) Excludes net unrealized capital gains of $452.6 million and $185.8 million at September 30, 1997 and 1996, respectively.
(4) Includes $7,003.6 million and $4,207.1 million at September 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) The three and nine months ended September 30, 1997 include $.4 million and $1.4 million, respectively, of fees and other income and $.4 million and $.4 million, respectively, of operating expenses and, at September 30, 1997 assets under management includes the transfer of $950.3 million to the Company of business previously written by an affiliate.

Net income in the financial services segment for the three and nine months ended September 30, 1997 increased $30 million and $37 million, respectively, compared to the same periods a year ago. Net income for the three and nine months ended September 30, 1996 reflects an after-tax severance and facilities charge of $22 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 4 of the Condensed Notes to Consolidated Financial Statements). Excluding realized capital gains or losses and the severance and facilities charge, results for the three and nine months ended September 30, 1997 increased $4 million, or 17%, and $15 million, or 21%, respectively, from the same periods a year ago, primarily reflecting increased charges


                                      (14)
assessed against policyholders and net investment income primarily from increased assets under management partially offset by increased amortization of deferred policy acquisition costs. Assets under management, excluding the amount related to business previously written by an affiliate, increased primarily due to appreciation in the stock market and additional net deposits. Earnings also reflect lower operating expenses relative to assets under management resulting from cost savings associated with previous restructurings.


                                      (15)

Individual Life Insurance:

                                                                 3 Months Ended                      9 Months Ended
                                                                  September 30,                       September 30,
  Operating Summary (millions)                                1997            1996               1997              1996
 --------------------------------------------------------------------------------------------------------------------------
  Premiums                                                  $   49.0          $   11.2        $   146.7         $    34.8
  Charges assessed against policyholders                        57.1              51.1            161.7             147.7
  Net investment income                                         50.8              48.7            150.6             142.2
  Net realized capital gains                                     2.2                .7              3.2               2.7
  Other income                                                    .1              (1.9)              .6                .9
          ----------------------------------------------------------------------------------------------------------------
            Total revenue                                      159.2             109.8            462.8             328.3
          ----------------------------------------------------------------------------------------------------------------
  Current and future benefits                                   99.0              60.8            307.8             176.3
  Operating expenses                                            14.7              16.9             43.0              49.2
  Amortization of deferred policy acquisition costs             15.6              10.1             35.1              31.5
  Severance and facilities charge                                -                14.2              -                14.2
          ----------------------------------------------------------------------------------------------------------------
            Total benefits and expenses                        129.3             102.0            385.9             271.2
          ----------------------------------------------------------------------------------------------------------------
            Income before income taxes                          29.9               7.8             76.9              57.1
            Income taxes                                        10.7               3.0             27.9              17.2
          ----------------------------------------------------------------------------------------------------------------
            Net income (1)                                  $   19.2          $    4.8        $    49.0         $    39.9
          ================================================================================================================
            Net realized capital gains
            net of tax (included above)                     $    1.4          $     .5        $     2.0         $     1.8
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
  Deposits not included in premiums above                   $  113.3          $  119.3        $   351.2         $   328.0
==========================================================================================================================
  Assets under management (2) (3)                                                             $ 3,050.3         $ 2,757.9
==========================================================================================================================
  Individual life insurance coverage issued                                                   $ 3,788.6         $ 3,975.4
==========================================================================================================================
  Individual life insurance coverage in force                                                 $43,627.2         $41,505.2
==========================================================================================================================

(1) Excludes any effect of the corporate severance and facilities charge recorded in the second quarter of 1996 which is not directly allocable to the segment.
(2) Excludes net unrealized capital gains of $68.1 million and $19.8 million at September 30, 1997 and 1996, respectively.
(3) Includes $130.5 million and $79.4 million at September 30, 1997 and 1996, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

Net income in the individual life insurance segment increased $14 million and $9 million for the three months and nine months ended September 30, 1997, respectively, compared with the same periods a year ago. Net income for the three and nine months ended September 30, 1996 reflects an after-tax severance and facilities charge of $9 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 4 of the Condensed Notes to Consolidated Financial Statements). Excluding realized capital gains and the severance and facilities charge, results for the three months ended September 30, 1997 increased $4 million, or 32%, and remained level on a year-to-date basis when compared to the same periods a year ago, primarily reflecting improved mortality experience during the three months ended September 30, 1997. Third quarter and year-to-date results also reflect lower operating expenses resulting from cost savings associated with previous restructurings.

Premiums and current and future benefits reflect $38.4 and $113.0 million for the three and nine months ended September 30, 1997 related to the transition of the reinsurance agreement with Aetna Life Insurance Company from a modified coinsurance to a coinsurance arrangement (see Note 5 of the Condensed Notes to Consolidated Financial Statements).


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

The Company's invested assets were comprised of the following:

                                                September 30,       December 31,
(Millions)                                          1997                1996
-------------------------------------------------------------------------------
Debt securities, available for sale,
  at fair value                                   $13,257.1         $12,905.5
Equity securities, available for sale:
    Nonredeemable preferred stock                     166.5             119.0
    Investment in affiliated mutual funds              55.1              81.1
    Common stock                                         .8                .3
Short-term investments                                111.8              34.8
Mortgage loans                                         12.9              13.0
Policy loans                                          453.7             399.3
                                             ----------------------------------
     Total Investments                            $14,057.9         $13,553.0
===============================================================================


The Company's carrying value of investments in debt securities represented 94% and 95% at September 30, 1997 and December 31, 1996, respectively, of total general account invested assets. At September 30, 1997 and December 31, 1996, $10.5 billion and $10.3 billion, respectively, or 79% of total debt securities supported experience rated products for both periods.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both September 30, 1997 and December 31, 1996 was AA-.


Debt Securities Quality Ratings
at September 30, 1997
-----------------------------------------------

AAA                                   46.1%
AA                                    10.6
A                                     22.9
BBB                                   14.0
BB                                     4.0
B and Below                            2.4
                                 -------------
                                     100.0%
                                 =============



Debt Securities by Market Sector
at September 30, 1997
----------------------------------------------------------------------

U.S. Corporate Securities                                       39.3%
Residential Mortgage-Backed Securities                          24.1
Foreign Securities - U.S. Dollar Denominated                    12.9
Commercial/Multifamily Mortgage-
     Backed Securities                                           9.4
Asset-Backed Securities                                          7.8
U.S. Treasuries/Agencies                                         6.5
                                                           -----------
                                                               100.0%
                                                           ===========


                                      (17)

Debt Securities Quality Ratings
at December 31, 1996
-----------------------------------------------

AAA                                   47.3%
AA                                    10.5
A                                     23.9
BBB                                   11.9
BB                                     4.3
B and Below                            2.1
                                 -------------
                                     100.0%
                                 =============



Debt Securities by Market Sector
at December 31, 1996
----------------------------------------------------------------------

U.S. Corporate Securities                                       36.8%
Residential Mortgage-Backed Securities                          24.6
Foreign Securities - U.S. Dollar Denominated                    15.2
Asset-Backed Securities                                          8.4
Commercial/Multifamily Mortgage-
     Backed Securities                                           8.0
U.S. Treasuries/Agencies                                         6.9
Other                                                            0.1
                                                           ------------
                                                               100.0%
                                                           ============

Year 2000: The Company is preparing its computer systems, applications and facilities to accommodate date-sensitive information relating to the Year 2000. The Company expects to incur internal staff costs, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. While the Company has not determined at this time total costs associated with the Year 2000 systems preparation, these costs are not expected to result in amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods materially.


                                      (18)

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

Item 5. Other Information.

(a) Ratings

The Company received a ratings downgrade from Moody's in July 1997 (Aa3) which is a step down from a previous rating of Aa2. This rating is still considered in the excellent category by Moody's.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            (27)    Financial Data Schedule.

        (b) Reports on Form 8-K

            None.


                                      (19)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                      (Registrant)


       November 13, 1997
--------------------------------       By /s/ Deborah Koltenuk
            (Date)                        -------------------------------------
                                          Deborah Koltenuk
                                          Vice President, Treasurer, and
                                          Corporate Controller
                                          (Chief Accounting Officer)


                                      (20)