Form 10-K
period 1997-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1998-03-26
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the fiscal year ended December 31, 1997    Commission file number   33-23376
                          -----------------                             --------

                    Aetna Life Insurance and Annuity Company
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                Connecticut                                 71-0294708
                ------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                         06156
  --------------------------------------------------------------------------
    (Address of principal executive offices)                         (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
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
                                     Yes   X                No
                                         ------               --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998 there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.

Reduced Disclosure Format
-------------------------

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1997

                                TABLE OF CONTENTS

Form 10-K
Item Number
                                      PART I                                PAGE


Item  1.      Business**...................................................... 3
Item  2.      Properties**....................................................13
Item  3.      Legal Proceedings...............................................13
Item  4.      Submission of Matters to a Vote of Security Holders*............13

                                    PART II

Item  5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................14
Item  6.      Selected Financial Data* .......................................14
Item  7.      Management's Analysis of the Results of Operations**............14
Item  8.      Financial Statements and Supplementary Data.....................24
Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................55


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant*.............55
Item 11.      Executive Compensation*.........................................55
Item 12.      Security Ownership of Certain Beneficial Owners and Management*.55
Item 13.      Certain Relationships and Related Transactions*.................55

                                    PART IV

Item 14.      Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K......................................55


Index to Consolidated Financial Statement Schedules...........................59
Signatures....................................................................64


 * Item omitted pursuant to General Instruction I(2) of Form 10-K
** Item prepared in accordance with General Instruction I(2) of Form 10-K

             AETNALIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 1997

                                     PART I

Item 1.  Business.
------------------

Aetna Life Insurance and Annuity Company is a Connecticut stock life insurance company originally organized in 1954. Aetna Life Insurance and Annuity Company, together with its wholly owned subsidiary, Aetna Insurance Company of America is herein called the "Company". The Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI") whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna"). Two subsidiaries, Systematized Benefits Administrators, Inc. ("SBA") and Aetna Investment Services, Inc.
("AISI"), which were previously reported in the Company's operations were dividended to ARSI in December of 1995. The impact to the Company's operations of distributing these dividends was immaterial. The Company's Home Office is located at 151 Farmington Avenue, Hartford, Connecticut 06156.

The Company offers financial services and individual life insurance products. During 1997 the Company also acted as investment advisor for its affiliated mutual funds, including a fund that was newly-created in November 1997. With respect to the newly-created fund, outside investment advisors serve as subadvisors. In 1997 Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, acted as subadvisor for the other affiliated mutual funds and advisor for most of the General Account assets. Starting in February 1998 for certain of the affiliated mutual funds and in May 1998 for others, Aeltus' role has changed (or will change) from subadvisor to advisor. For services rendered by the Company to Aeltus in connection with affiliated mutual funds, Aeltus, as investment advisor, pays (or will pay) the Company fees.

The Company's operations are reported through two major business segments: financial services and individual life insurance.

Financial Services
------------------

Products and Services

Financial services products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457 (collectively "qualified plans") and non-qualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services and pension plan administrative services.

Investment Options

Financial services products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks. Assets supporting non-guaranteed variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus and, beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. (Separate account assets reflected on the Consolidated Balance Sheets also include assets related to a fully guaranteed interest option.) Non-guaranteed separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations.

Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments, where the contract is held to maturity. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject to, among other things, certain minimum guarantees. The effect of such realized gains and losses (as long as minimum guarantees are not triggered) does not impact the Company's results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by the Company, vary by product and depend on, among other factors, the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company charges the separate account an asset-based mortality and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, the Company receives an asset-based investment management fee and, in the case of those funds subadvised by outside managers, the Company pays a subadvisory fee to the fund manager. For unaffiliated mutual funds, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the products.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $37.6 billion, $27.3 billion and $22.5 billion at December 31, 1997, 1996, and 1995, respectively. Approximately 94% and 91% of assets under management at December 31, 1997 and 1996, respectively, allowed for contractholder withdrawal, 76% and 79% of which, respectively, were subject to market value adjustments and/or deferred surrender charges at December 31, 1997.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception, which may be waived at the Company's discretion. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

The following table summarizes assets under management for the principal customer groups of the Financial Services segment. Amounts reflected exclude unrealized gains of $471 million, $321 million and $690 million at December 31, 1997 , 1996 and 1995, respectively, related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115. See Management's Analysis of the Results of Operations for further discussion on assets under management.

-----------------------------------------------------------------------------------------------------------------
(Millions)                                                             1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Corporate pensions                                               $   10,970.5     $    5,341.4      $     4,233.5
Not-for-profit organizations                                         16,679.6         14,041.0           12,086.1
Individuals                                                           9,959.2          7,885.7            6,214.8
-----------------------------------------------------------------------------------------------------------------
       Total                                                     $   37,609.3     $   27,268.1      $    22,534.4
-----------------------------------------------------------------------------------------------------------------

Deposits, which are not included in premiums or revenue, are shown in the following table:

-----------------------------------------------------------------------------------------------------------------
(Millions)                                                              1997              1996             1995
-----------------------------------------------------------------------------------------------------------------
Corporate pensions                                               $     1,634.6    $     1,407.0     $       997.0
Not-for-profit organizations                                           1,404.4          1,360.6           1,264.9
Individuals                                                            1,443.6          1,354.0             984.1
-----------------------------------------------------------------------------------------------------------------
       Total                                                     $     4,482.6    $     4,121.6     $     3,246.0
-----------------------------------------------------------------------------------------------------------------

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

Individual Life Insurance
-------------------------

Products and Services

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. Universal life and variable universal life products accounted for approximately 96% of life insurance new business premiums in 1997.

The Company's in-force block of insurance includes a sizable block of traditional whole life insurance originally written by an affiliate, Aetna Life Insurance Company ("Aetna Life"), and transferred to the Company via a reinsurance agreement in 1988. Effective January 1, 1997, this agreement has been amended to transition (based on underlying investment rollover in Aetna
Life) from a modified coinsurance to a coinsurance agreement.

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

               Life Insurance in Force and Other Statistical Data*

The following table summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies:

--------------------------------------------------------------- ----------------- ----------------- ----------------
(Millions, except as noted below)                                     1997              1996             1995
--------------------------------------------------------------- ----------------- ----------------- ----------------
Sales and additions:
  Direct:
    Permanent.................................................  $   4,255.3       $    4,356.1      $     3,757.9
    Term......................................................        846.9            1,381.1            2,158.8
  Assumed:
    Permanent.................................................         26.2                 -             1,358.5
    Term......................................................        736.6                 -                   -
--------------------------------------------------------------- ----------------- ----------------- ----------------
       Total..................................................  $   5,865.0      $    5,737.2       $    7,275.2
=============================================================== ================= ================= ================
Terminations:
  Direct:
    Surrenders and conversions................................  $   1,749.3       $    1,485.7      $     1,467.0
    Lapses....................................................      1,296.9            1,166.1              891.4
    Other.....................................................        198.9              199.1              152.7
  Assumed:
    Surrenders and conversions................................         45.2               51.6               53.6
    Lapses....................................................         15.0               58.0              331.8
    Other.....................................................        772.7               52.3               54.2
--------------------------------------------------------------- ----------------- ----------------- ----------------
       Total..................................................  $   4,078.0       $    3,012.8      $     2,950.7
=============================================================== ================= ================= ================
In force, end of year:
  Direct:
    Permanent.................................................  $  37,070.3       $   35,527.1      $    32,333.2
    Term......................................................      5,063.1            4,749.2            3,698.3
  Assumed:
    Permanent.................................................        995.1            1,069.8            2,392.9
    Term......................................................      1,011.1            1,006.5            1,203.8
--------------------------------------------------------------- ----------------- ----------------- ----------------
       Total..................................................  $  44,139.6       $   42,352.6      $    39,628.2
=============================================================== ================= ================= ================
Number of direct policies in force, end of year
(thousands)...................................................        452.5              472.9              466.9
=============================================================== ================= ================= ================

Average size of direct policy in force, end of year
(thousands)...................................................  $      93.1       $       85.2      $        77.2
=============================================================== ================= ================= ================

*  Only nonparticipating business is written by the Company.

Investment Options, Fees and Investment Margins

Traditional insurance and universal life products provide customers with only fixed investment options. Variable universal life products provide customers with variable and/or fixed investment options. Investment margins and fees for these investment options are substantially the same as for financial services products discussed above.

Assets Under Management

Investment margins and fees are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities related to market value adjustments required under FAS No. 115, were $3.1 billion, $2.8 billion and $2.6 billion at December 31, 1997, 1996, and 1995, respectively.

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

Reserves

Reserves for universal life products (which are all experience rated) are equal to cumulative deposits less withdrawals and charges plus credited interest for fixed options thereon, plus/less net realized capital gains/losses (which the Company reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS No. 115. Reserves for all other fixed individual life contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses including a margin for adverse deviation. The assumptions vary by plan, year of issue and policy duration.

These reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Reinsurance

Reinsurance arrangements with affiliated and non-affiliated insurance companies are utilized to limit exposure to losses in excess of predetermined amounts per individual life. The Company's retention limit per individual life is $2 million.

General Account Investments
---------------------------

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as U.S. corporate debt securities, residential mortgage-backed securities, foreign government and corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. See "General Account Investments" on page 20 of the Management's Analysis of the Results of Operations for a further discussion of investments.

Other Matters
-------------

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

Congress recently enacted the Small Business Job Protection Act (the "Act"), which, among other matters, created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were proposed by the DOL on December 22, 1997, will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after tax charges to earnings for guaranty fund obligations for the years ended December 31, 1997, 1996 and 1995 were $3 million, $2 million and $1 million, respectively. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see "Forward-Looking Information" on page 12.

Miscellaneous

The Company had approximately 2,500 employees at December 31, 1997.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary. See the Management Analysis of the Results of Operations for information regarding the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 1997. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or either of its segments.

New Accounting Standards

In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for Internal Use Software, which provides guidance for determining when internal use software costs (acquired or internally developed) are expensed as incurred or capitalized. This Statement is effective for 1999 financial statements with early adoption permitted. The Company expects to report a benefit on its financial statements upon adoption of this standard.

See Note 1 of the Notes to the Consolidated Financial Statements for discussion of recently issued accounting standards.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. Certain information contained herein is forward-looking within the meaning of the Act or SEC rules including, but not limited to, the information that appears under the heading "General Account Investments-Risk Management and Market Sensitive Instruments". Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this report, may affect forward-looking statements and the Company's business generally.

Ratings. Adverse changes in the claims-paying ratings of the Company and its insurance subsidiary could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees and investment margins.

Product Retention. The Company incurs up-front costs, such as commissions, in sales of its annuity and life insurance products. These costs are generally deferred and recognized by the Company over time, and the retention of assets under those products is an important component of profitability. The Company generally seeks to structure its products to encourage retention of assets under management, through surrender charges, more favorable credited rates to customers on assets the Company retains for longer periods, renewal commissions, service fees or other terms. However, customer withdrawal of assets earlier than anticipated by the Company in pricing its products would adversely affect profitability. To retain asset levels, also the Company may experience competitive pressure to lower margins.

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

Other Adverse Changes in Regulation. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by: (i) increases in minimum net capital and other financial viability requirements for insurance operations, (ii) removal of barriers preventing banks from engaging in insurance and mutual fund businesses, (iii) the taxation of insurance companies, and (iv) changes in the tax treatment of annuity and other insurance products, such as those suggested in the President of the United States' recent federal budget proposal.

Litigation and Year 2000. Litigation could also adversely affect the Company. See Note 12 of the Notes to Financial Statements for information regarding litigation. The Company could also be adversely affected by Year 2000 issues. See "Year 2000" in the Management Analysis of Results of Operations.


Item 2.   Properties.
---------------------

The Company occupies office space which is owned or leased by Aetna Life or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.


Item 3.   Legal Proceedings.
----------------------------

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


Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------
All of the Company's outstanding shares are directly owned by HOLDCO, which is a wholly owned subsidiary of ARSI whose ultimate parent is Aetna. The shares were contributed to HOLDCO in 1996 from ARSI. The Company paid $17 million in cash dividends to HOLDCO in 1997. The Company received a capital contribution of $10 million in cash from its parent in 1996. In 1995, the Company dividended $3 million in the form of two of its subsidiaries, Systematized Benefits Administrators, Inc. and Aetna Investment Services, Inc., to Aetna Retirement Services, Inc. (the Company's former parent). There were no capital contributions in 1997 or 1995.

The amount of dividends which may be paid by the Company to HOLDCO without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $78 million in dividend distributions in 1998.


Item 6.   Selected Financial Data.
----------------------------------

Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.


Item 7.   Management's Analysis of the Results of Operations.
-------------------------------------------------------------

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

Consolidated Overview:
---------------------

Operating Summary (millions)                                         1997              1996             1995
--------------------------------------------------------------- ---------------- ----------------- ----------------
Premiums (1)                                                      $      267.1     $      133.6      $      212.7
Charges assessed against policyholders                                   475.0            396.5             318.9
Net investment income                                                  1,080.5          1,045.6           1,004.3
Net realized capital gains                                                36.0             19.7              41.3
Other income                                                              39.7             45.4              42.0
--------------------------------------------------------------- ---------------- ----------------- ----------------
       Total revenue                                                   1,898.3          1,640.8           1,619.2
--------------------------------------------------------------- ---------------- ----------------- ----------------
Current and future benefits (1)                                        1,127.8            968.6             997.2
Operating expenses                                                       347.4            342.2             310.8
Amortization of deferred policy acquisition costs                        128.4             69.8              48.0
Severance and facilities charges                                             -             61.3                 -
--------------------------------------------------------------- ---------------- ----------------- ----------------
       Total benefits and expenses                                     1,603.6          1,441.9           1,356.0
--------------------------------------------------------------- ---------------- ----------------- ----------------
Income before income taxes                                               294.7            198.9             263.2
Income taxes                                                              89.4             57.8              87.3
--------------------------------------------------------------- ---------------- ----------------- ----------------
       Net income                                                 $      205.3     $      141.1      $      175.9
=============================================================== ================ ================= ================
Net realized capital gains, net of tax (included above)           $       23.2     $       13.0      $       25.8
=============================================================== ================ ================= ================

--------------------------------------------------------------- ---------------- ----------------- ----------------
Deposits not included in premiums above:
    Annuities--fixed options                                      $    1,191.4     $    1,362.3      $    1,306.8
    Annuities--variable options                                        3,291.2          2,759.3           1,939.2
    Individual Life Insurance                                            486.4            443.2             539.1
--------------------------------------------------------------- ---------------- ----------------- ----------------
       Total                                                      $    4,969.0     $    4,564.8      $    3,785.1
=============================================================== ================ ================= ================
Assets under management:  (2)
    Annuities--fixed options                                      $   12,056.3     $   11,692.4      $   11,076.8
    Annuities--variable options (3)                                   20,076.9         14,468.1          10,489.0
    Other investment advisory (4)                                      5,476.1          1,107.6             968.6
--------------------------------------------------------------- ---------------- ----------------- ----------------
    Financial Services                                                37,609.3         27,268.1          22,534.4
    Individual Life Insurance (3)                                      3,096.1          2,830.5           2,590.9
--------------------------------------------------------------- ---------------- ----------------- ----------------
       Total                                                      $   40,705.4     $   30,098.6      $   25,125.3
=============================================================== ================ ================= ================
Individual life insurance coverage issued                         $    5,005.6     $    5,626.8      $    5,816.9
=============================================================== ================ ================= ================
Individual life insurance coverage in force                       $   44,139.6     $   42,352.6      $   39,628.2
=============================================================== ================ ================= ================

(1) Includes $59.1 million, $71.8 million and $81.9 million for 1997, 1996 and 1995, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes net unrealized capital gains of $551.6 million, $366.4 million and $797.1 million at December 31, 1997, 1996 and 1995, respectively.
(3) Includes $5,178.6 million, $4,724.8 million and $2,604.2 million at December 31, 1997, 1996 and 1995, respectively, related to assets invested through the Company's products in unaffiliated mutual funds.
(4) The December 31, 1997 balance includes the transfer of $4,078.5 million of assets that were previously reported by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

The Company's net income increased $64 million in 1997 and decreased $35 million in 1996. The Company's 1996 net income includes an after-tax severance and facilities charge of $31 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors and, in addition, a corporate severance and facilities charge of $9 million allocated to the Company by Aetna (see Note 7 in the Notes to the Consolidated Financial Statements). Excluding net realized capital gains and the severance and facilities charges, results increased by $14 million, or 8%, and $18 million, or, 12%, in 1997 and 1996, respectively. The 1997 results reflect improved earnings from financial services. The 1996 results reflect improved earnings from both financial services and individual life products.

Assets under management (excluding the effect of FAS No. 115 and the transfer of assets under management that were previously reported by an affiliate), increased by 22% during 1997 and 20% in 1996 primarily due to continued business growth and overall improvement in the stock market.

Of the $12.1 billion, $11.7 billion and $11.1 billion of fixed annuity assets under management at December 31, 1997, 1996 and 1995, respectively, 25%, 25% and 23%, respectively, were fully guaranteed, and 75%, 75% and 77% were experience rated. The average earned rate on investments supporting fully guaranteed investment contracts was 7.8%, 7.9% and 8.2% and the average earned rate on investments supporting experience rated investment contracts was 7.9%, 8.0% and 8.1% for the years ended December 31, 1997, 1996 and 1995, respectively. The average credited rate on fully guaranteed investment contracts was 6.6%, 6.8% and 7.0% and the average credited rate on experience rated investment contracts was 5.9%, 6.0% and 6.2% for the years ended December 31, 1997, 1996 and 1995, respectively. The resulting interest margins on fully guaranteed investment contracts were 1.2%, 1.1% and 1.2% and on experience rated investment contracts were 2.0%, 2.0% and 1.9% for the years ended December 31, 1997, 1996 and 1995, respectively.

The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities (see "General Account Investments").

Financial Services:
-------------------

Operating Summary (millions)                                         1997              1996               1995
-------------------------------------------------------------- ------------------ ------------------ -------------------
Premiums (1)                                                       $    69.1          $      84.9        $     164.4
Charges assessed against policyholders                                 262.0                197.0              150.4
Net investment income                                                  878.8                852.6              823.3
Net realized capital gains                                              29.7                 17.0               37.8
Other income                                                            38.3                 43.6               35.4
-------------------------------------------------------------- ------------------ ------------------ -------------------
       Total revenue                                                 1,277.9              1,195.1            1,211.3
-------------------------------------------------------------- ------------------ ------------------ -------------------
Current and future benefits (1)                                        720.4                728.3              786.3
Operating expenses                                                     286.5                275.8              254.4
Amortization of deferred policy acquisition costs                       82.8                 28.0               10.5
Severance and facilities charge                                            -                 33.1                  -
-------------------------------------------------------------- ------------------ ------------------ -------------------
       Total benefits and expenses                                   1,089.7              1,065.2            1,051.2
-------------------------------------------------------------- ------------------ ------------------ -------------------
Income before income taxes                                             188.2                129.9              160.1
Income taxes                                                            50.7                 35.6               46.3
-------------------------------------------------------------- ------------------ ------------------ -------------------
       Net income (2)                                              $   137.5          $      94.3        $     113.8
============================================================== ================== ================== ===================
Net realized capital gains, net of tax (included above)            $    19.2          $      11.1        $      23.6
============================================================== ================== ================== ===================

Deposits not included in premiums above:
    Annuities - fixed options                                      $  1,191.4         $   1,362.3        $   1,306.8
    Annuities - variable options                                      3,291.2             2,759.3            1,939.2
============================================================== ================== ================== ===================
       Total                                                       $  4,482.6         $   4,121.6        $   3,246.0
============================================================== ================== ================== ===================
Assets under management:  (3)
    Annuities - fixed options                                      $ 12,056.3         $  11,692.4        $  11,076.8
    Annuities - variable options (4)                                 20,076.9            14,468.1           10,489.0
    Other investment advisory (5)                                     5,476.1             1,107.6              968.6
============================================================== ================== ================== ===================
       Total                                                       $ 37,609.3         $  27,268.1        $  22,534.4
============================================================== ================== ================== ===================

(1) Includes $59.1 million, $71.8 million and $81.9 million for 1997, 1996 and 1995, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the segment.
(3) Excludes net unrealized capital gains of $471.3 million, $321.1 million and $689.9 million at December 31, 1997, 1996 and 1995, respectively.
(4) Includes $5,069.9 million, $4,633.2 million and $2,577.7 million at December 31, 1997, 1996 and 1995, respectively, related to assets held and managed by unaffiliated mutual funds.
(5) The December 31, 1997 balance includes the transfer of $4,078.5 million of assets that were previously reported by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

The Financial Services segment's net income increased $43 million in 1997 and decreased $20 million in 1996. The Company's 1996 net income includes an after-tax severance and facilities charge of $22 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 7 in the Notes to the Consolidated Financial Statements). Excluding net realized capital gains and the severance and facilities charges, results increased by $14 million, or 13%, and $15 million, or, 16%, in 1997 and 1996, respectively. The increases in 1997 and 1996 earnings for financial services reflect increased fee income primarily from increased assets under management in annuity products. Assets under management (excluding transfers of assets under management previously reported by an affiliate) increased by 23% and 21% in 1997 and 1996, respectively, primarily due to appreciation in the stock market and additional net deposits.

Premiums relate to annuity products containing life contingencies. Premiums decreased by $16 million in 1997 and decreased by $80 million in 1996. The decrease in 1997 was due to a shift from annuity products containing life contingencies and, in part, from ceasing to write structured settlement business. The 1996 decrease resulted primarily from the Company ceasing to write structured settlement annuities in the fourth quarter of 1995. The cessation of writing this product did not and is not expected to have a material effect on results of the segment.

Deposits relate to annuity contracts not containing life contingencies. Deposits increased 9% and 27% in 1997 and 1996, respectively, reflecting continued business growth. Deposits in 1995 included the assumption of a $300.1 million variable annuity block of business from an unaffiliated insurer.

Individual Life Insurance:
--------------------------

Operating Summary (millions)                                          1997              1996             1995
--------------------------------------------------------------- ----------------- ----------------- ----------------
Premiums (1)                                                        $     198.0      $      48.7       $      48.3
Charges assessed against policyholders                                    213.0            199.5             168.5
Net investment income                                                     201.7            193.0             181.0
Net realized capital gains                                                  6.3              2.7               3.5
Other income                                                                1.4              1.8               6.6
---------------------------------------------------------------- ---------------- ----------------- ----------------
       Total revenue                                                      620.4            445.7             407.9
---------------------------------------------------------------- ---------------- ----------------- ----------------
Current and future benefits (1)                                           407.4            240.3             210.9
Operating expenses                                                         60.9             66.4              56.4
Amortization of deferred policy acquisition costs                          45.6             41.8              37.5
Severance and facilities charge                                               -             14.2                 -
---------------------------------------------------------------- ---------------- ----------------- ----------------
       Total benefits and expenses                                        513.9            362.7             304.8
---------------------------------------------------------------- ---------------- ----------------- ----------------
Income before income taxes                                                106.5             83.0             103.1
Income taxes                                                               38.7             27.1              41.0
---------------------------------------------------------------- ---------------- ----------------- ----------------
       Net income (2)                                               $      67.8      $      55.9       $      62.1
================================================================ ================ ================= ================
Net realized capital gains, net of tax (included above)             $       4.0      $       1.9       $       2.2
================================================================ ================ ================= ================

---------------------------------------------------------------- ---------------- ----------------- ----------------
Deposits not included in premiums above:
    Individual Life Insurance                                       $     486.4      $     443.2       $     539.1
================================================================ ================ ================= ================
Assets under management:  (3)
    Individual Life Insurance (4)                                   $   3,096.1      $   2,830.5       $   2,590.9
================================================================ ================ ================= ================
Individual life insurance coverage issued                           $   5,005.6      $   5,626.8       $   5,816.9
================================================================ ================ ================= ================
Individual life insurance coverage in force                         $  44,139.6      $  42,352.6       $  39,628.2
================================================================ ================ ================= ================

(1) Both premiums and current and future benefits reflect $150.6 million related to the transition of the reinsurance agreement with Aetna Life from a modified coinsurance to a coinsurance arrangement.
(2) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the segment.
(3) Excludes net unrealized capital gains of $80.3 million, $45.3 million and $107.2 million at December 31, 1997, 1996 and 1995, respectively.
(4) Includes $108.7 million, $91.6 million and $26.5 million at December 31, 1997, 1996 and 1995, respectively, related to assets held and managed by unaffiliated mutual funds.

The Individual Life Insurance segment's net income increased $12 million in 1997 and decreased $6 million in 1996. The Company's 1996 net income includes an after-tax severance and facilities charge of $9 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors (see Note 7 in the Notes to the Consolidated Financial Statements). Excluding net realized capital gains and the severance and facilities charges, results increased by $1 million, or 1%, and $3 million, or, 6%, in 1997 and 1996, respectively.

Premiums relate to traditional (term and whole life) life insurance. In 1997, premium and current and future benefits reflect offsetting amounts relating to the transition of the reinsurance agreement with Aetna Life from a modified coinsurance to a coinsurance arrangement at the beginning of the year (see Note 10 of the Notes to the Consolidated Financial Statements). Excluding the additional premium from the transition of the reinsurance agreement, premiums were level in 1997 and 1996 as increased premiums relating to term insurance products were offset by declining traditional whole life insurance premiums.

Deposits relate to universal life contracts. Deposits increased 10% and 21% in 1997 and 1996, respectively, reflecting continued business growth. The percentage increase in 1996 excludes $172 million of deposits, which relate to the 1995 acquisition of a universal life block of business from an unaffiliated insurer.

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

The Company's invested assets were comprised of the following:

----------------------------------------------------------- -------------------
  (Millions)                                    1997                1996
----------------------------------------------------------- -------------------
Debt securities, available for sale             $ 13,463.8          $12,905.5
Equity securities, available for sale:
    Non-redeemable preferred stock                   147.6              119.0
    Investment in affiliated mutual funds             83.0               81.1
    Common stock                                       0.6                0.3
Short-term investments                                95.6               34.8
Mortgage loans                                        12.8               13.0
Policy loans                                         469.6              399.3
=========================================================== ===================
     Total Investments                          $ 14,273.0          $13,553.0
=========================================================== ===================

Risk Management and Market Sensitive Instruments

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rate (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to its management-approved investment guidelines and the business objective of the portfolios. The Company operated within these investment guidelines by maintaining a mix of investments that diversifies its assets and reflects the characteristics of the liabilities that they support.

The risks associated with investments supporting experience rated pension, annuity and life products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience rated pension, annuity and life products are not included in the sensitivity analysis presented below.

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholders' equity of the Company's market sensitive instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholder's equity. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

Interest Rate Risk. Assuming an immediate increase of 100 basis points in interest rates the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $35 million (after tax), (1.9% of total shareholder's equity at December 31, 1997). The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available for sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

Equity Price Risk. The Company's available for sale equity securities are comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in equity prices for domestic equity securities, the hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $5 million (after tax), (0.3% of total shareholder's equity at December 31, 1997).

Debt Securities

At December 31, 1997 and 1996, the Company's carrying value of investments in debt securities represented 94% and 95%, respectively, of total general account invested assets. At December 31, 1997 and 1996, $10.7 billion and $10.3 billion, 79% and 80%, respectively, of total debt securities supported experience rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at both December 31, 1997 and 1996 was AA-.


       Debt Securities Quality Ratings                               Debt Securities Investments by Market Sector
            at December 31, 1997                                                 at December 31, 1997
----------------------------------------------          -----------------------------------------------------------------------

AAA                                   48.3%             U.S. Corporate Securities                                      37.4%
AA                                    10.4              Residential Mortgage-Backed Securities                         24.3
A                                     21.7              Foreign Securities - U.S. Dollar Denominated                   12.4
BBB                                   12.9              U.S. Treasuries/Agencies                                        9.6
BB                                     3.8              Commercial/Multifamily Mortgage-
B and Below                            2.9                   Backed Securities                                          8.6
                                 -------------          Asset-Backed Securities                                         7.7
                                     100.0%                                                                       -------------
                                 =============                                                                         100.0%
                                                                                                                  =============







       Debt Securities Quality Ratings                               Debt Securities Investments by Market Sector
            at December 31, 1996                                                 at December 31, 1996
----------------------------------------------          ------------------------------------------------------------------------

AAA                                   47.3%             U.S. Corporate Securities                                      36.8%
AA                                    10.5              Residential Mortgage-Backed Securities                         24.6
A                                     23.9              Foreign Securities - U.S. Dollar Denominated                   15.2
BBB                                   11.9              U.S. Treasuries/Agencies                                        8.4
BB                                     4.3              Commercial/Multifamily Mortgage-
B and Below                            2.1                Backed Securities                                             8.0
                                 -------------          Asset-Backed Securities                                         6.9
                                     100.0%             Other                                                           0.1
                                 =============                                                                    --------------
                                                                                                                      100.0%
                                                                                                                  ==============


The portfolio of debt securities at December 31, 1997 and 1996 included $903 million and $837 million, respectively, (7% and 6%, respectively, of the debt securities) of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB-/Baa3, by Standard & Poors/Moody's Investor Services, respectively.


Liquidity and Capital Resources
-------------------------------

The liquidity needs of the Company's businesses are generally met by cash provided by premiums, deposits, asset maturities and income received on investments. Cash provided from these sources is used primarily for benefit payments, contract withdrawals and operating expenses.

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

The Company's cash flow requirements for 1997 were met by funds provided from operations, from the maturity and sale of investments and from financing activities.

The Company has no debt. The Company received a capital contribution of $10 million in cash from HOLDCO in 1996. The Company did not receive capital contributions in 1997 or 1995. (See Note 10 of Notes to Consolidated Financial Statements).

The amount of dividends which may be paid to the shareholder without prior approval by the Insurance Commissioner of the State of Connecticut is subject to various restrictions. Based upon these restrictions, the Company is permitted a maximum of $78 million in dividend distributions in 1998. See "Consolidated Statements of Cash Flows" for additional information.


Year 2000
---------

The Company is dependent on computer systems and applications to conduct its business. The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory,
(ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Company had substantially completed the inventory and assessment stages. The remediation process is currently underway and targeted for completion by December 31, 1998. Testing and certification of these systems and applications are targeted for completion by mid 1999. The Company expects to incur internal staffing costs, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Total Year 2000 costs, including a corporate charge allocated to the Company by Aetna, for these systems are currently estimated to be at least $18 million (after tax) in 1998 and $5 million (after tax) in 1999 and are expected to be funded through operating cash flows.

Item 8.      Financial Statements and Supplementary Data.
---------------------------------------------------------


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                      Page

Independent Auditors' Report                                            25

Consolidated Financial Statements:

       Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995                               26

       Consolidated Balance Sheets as of December 31, 1997
         and 1996                                                       27

       Consolidated Statements of Changes in Shareholder's Equity
         for the Years Ended December 31, 1997, 1996 and 1995           28

       Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995                         29

       Notes to Consolidated Financial Statements                       30

                          Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                      /s/ KPMG Peat Marwick LLP



Hartford, Connecticut
February 3, 1998

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                Years Ended December 31,
                                            --------------------------------
                                              1997         1996       1995
                                            -------       -------    -------
Revenue:
  Premiums                                   $267.1        $133.6     $212.7
  Charges assessed against policyholders      475.0         396.5      318.9
  Net investment income                     1,080.5       1,045.6    1,004.3
  Net realized capital gains                   36.0          19.7       41.3
  Other income                                 39.7          45.4       42.0
                                            -------       -------    -------
        Total revenue                       1,898.3       1,640.8    1,619.2
                                            -------       -------    -------

Benefits and expenses:
  Current and future benefits               1,127.8         968.6      997.2
  Operating expenses                          347.4         342.2      310.8
  Amortization of deferred policy
     acquisition costs                        128.4          69.8       48.0
  Severance and facilities charges               --          61.3         --
                                            -------       -------    -------
       Total benefits and expenses          1,603.6       1,441.9    1,356.0
                                            -------       -------    -------

Income before income taxes                    294.7         198.9      263.2

   Income taxes                                89.4          57.8       87.3
                                            -------       -------    -------

Net income                                   $205.3        $141.1     $175.9
                                            =======       =======    =======

See Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                               December 31,  December 31,
Assets                                                                           1997           1996
------                                                                           ----           ----
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,912.2 and $12,539.1)                                 $13,463.8     $12,905.5
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost:  $131.7 and $107.6)                       147.6         119.0
    Investment in affiliated mutual funds (cost:  $78.1 and $77.3)                  83.0          81.1
    Common stock (cost:  $0.2 and $0.0)                                               .6            .3
  Short-term investments                                                            95.6          34.8
  Mortgage loans                                                                    12.8          13.0
  Policy loans                                                                     469.6         399.3
                                                                               ---------      --------
       Total investments                                                        14,273.0      13,553.0

Cash and cash equivalents                                                          565.4         459.1
Accrued investment income                                                          163.0         159.0
Premiums due and other receivables                                                  63.7          26.6
Deferred policy acquisition costs                                                1,654.6       1,515.3
Reinsurance loan to affiliate                                                      397.2         628.3
Other assets                                                                        46.8          33.7
Separate accounts assets                                                        22,982.7      15,318.3
                                                                               ---------      --------

       Total assets                                                            $40,146.4     $31,693.3
                                                                               =========      ========

Liabilities and Shareholder's Equity

Liabilities:
  Future policy benefits                                                        $3,763.7      $3,617.0
  Unpaid claims and claim expenses                                                  38.0          28.9
  Policyholders' funds left with the Company                                    11,143.5      10,663.7
                                                                               ---------      --------
       Total insurance reserve liabilities                                      14,945.2      14,309.6
  Other liabilities                                                                312.8         354.7
  Income taxes:
    Current                                                                         12.4          20.7
    Deferred                                                                        72.0          80.5
  Separate accounts liabilities                                                 22,970.0      15,318.3
                                                                               ---------      --------
       Total liabilities                                                        38,312.4      30,083.8
                                                                               ---------      --------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                 2.8           2.8
  Paid-in capital                                                                  418.0         418.0
  Accumulated other comprehensive income                                            92.9          60.5
  Retained earnings                                                              1,320.3       1,128.2
                                                                               ---------      --------
       Total shareholder's equity                                                1,834.0       1,609.5
                                                                               ---------      --------

         Total liabilities and shareholder's equity                            $40,146.4     $31,693.3
                                                                               =========      ========

See Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                              Years  Ended December 31,
                                                           ---------------------------------
                                                             1997        1996          1995
                                                           --------     --------    --------
Shareholder's equity, beginning of year                    $1,609.5     $1,583.0    $1,088.5

Comprehensive income
   Net income                                                 205.3        141.1       175.9
   Other comprehensive income, net of tax
      Unrealized gains (losses) on securities ($50.1
      million,  $(110.8) million and $494.6 million,           32.4        (72.0)      321.5
      pretax, respectively)
                                                           --------     --------    --------
Total comprehensive income                                    237.7         69.1       497.4
                                                           --------     --------    --------

Capital contributions                                            --         10.4         0.0

Other changes                                                   4.1        (49.5)        0.0

Common stock dividends                                        (17.3)        (3.5)       (2.9)
                                                           --------     --------    --------

Shareholder's equity, end of year                          $1,834.0     $1,609.5    $1,583.0
                                                           ========     ========    ========

See Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                                 Years Ended December 31,
                                                                             ------------------------------
                                                                              1997        1996        1995
                                                                             ------      ------      ------
Cash Flows from Operating Activities:
         Net income                                                          $205.3      $141.1      $175.9
         Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
         (Increase) decrease  in accrued investment income                     (4.0)       16.5       (33.3)
         (Increase) decrease in premiums due and other receivables            (33.3)        1.6        25.4
         Increase in policy loans                                             (70.3)      (60.7)      (89.9)
         Increase in deferred policy acquisition costs                       (139.3)     (174.0)     (177.0)
         Decrease in reinsurance loan to affiliate                            231.1        27.2        34.8
         Net increase in universal life account balances                      286.4       243.2       393.4
         (Decrease) increase in other insurance reserve liabilities          (249.6)     (211.5)       79.0
         Net (decrease) increase in other liabilities and other assets        (41.7)        3.1        13.0
         Decrease in income taxes                                             (31.4)      (26.7)       (4.5)
         Net accretion of discount on investments                             (66.4)      (68.0)      (66.4)
         Net realized capital gains                                           (36.0)      (19.7)      (41.3)
         Other, net                                                              --         1.1          --
                                                                           --------    --------    --------
               Net cash provided by (used for) operating activities            50.8      (126.8)      309.1
                                                                           --------    --------    --------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                              5,311.3     5,182.2     4,207.2
            Equity securities                                                 103.1       190.5       180.8
            Mortgage loans                                                      0.2         8.7        10.7
            Limited partnership                                                  --          --        26.6
         Investment maturities and collections of:
            Debt securities available for sale                              1,212.7       885.2       583.9
            Short-term investments                                             89.3        35.0       106.1
         Cost of investment purchases in:
            Debt securities available for sale                             (6,732.8)   (6,534.3)   (6,034.0)
            Equity securities                                                (113.3)     (118.1)     (170.9)
            Short-term investments                                           (149.9)      (54.7)      (24.7)
            Mortgage loans                                                       --          --       (21.3)
         Other, net                                                              --       (17.6)         --
                                                                           --------    --------    --------
               Net cash used for investing activities                        (279.4)     (423.1)   (1,135.6)
                                                                           --------    --------    --------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts            1,621.2     1,579.5     1,884.5
         Withdrawals of investment contracts                               (1,256.3)   (1,146.2)   (1,109.6)
         Capital contribution to Separate Account                             (25.0)         --          --
         Return of capital from Separate Account                               12.3          --          --
         Capital contribution from HOLDCO                                        --        10.4          --
         Dividends paid to shareholder                                        (17.3)       (3.5)       (2.9)
                                                                           --------    --------    --------
               Net cash provided by financing activities                      334.9       440.2       772.0
                                                                           --------    --------    --------

Net increase (decrease) in cash and cash equivalents                          106.3      (109.7)      (54.5)
Cash and cash equivalents, beginning of year                                  459.1       568.8       623.3
                                                                           --------    --------    --------

Cash and cash equivalents, end of year                                       $565.4      $459.1      $568.8
                                                                           ========    ========    ========

Supplemental cash flow information:
    Income taxes paid, net                                                   $119.6       $85.5       $92.8
                                                                           ========    ========    ========

See Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Aetna Life Insurance and Annuity Company and its wholly owned subsidiary (collectively, the "Company") are providers of financial services and life insurance products in the United States. The Company has two business segments: financial services and individual life insurance.

     Financial services products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, and non-qualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services and pension plan administrative services.

     Individual life insurance products include universal life, variable universal life, traditional whole life and term insurance.

     Basis of Presentation
     ---------------------

     The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America. Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to 1996 and 1995 financial information to conform to the 1997 presentation.

     New Accounting Standard
     -----------------------

     As of December 31, 1997 the Company adopted Financial Accounting Standard ("FAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity (except those arising from transactions with shareholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities. As this new standard only requires additional information in a financial statement, it does not affect the Company's financial position or results of operations.

     Future Application of Accounting Standards
     ------------------------------------------

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Future Application of Accounting Standards (Continued)

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

     Accounting by Insurance and Other Enterprises for Insurance-Related Assessments

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance related assessments and guidance for measuring the liability. This statement is effective for 1999 financial statements with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

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

     Investments

     Debt and equity securities are classified as available for sale and carried at fair value. These securities are written down (as realized capital losses) for other than temporary declines in value. Unrealized capital gains and losses related to available for sale investments, other than amounts allocable to experience rated contractholders, are reflected in shareholder's equity, net of related taxes.

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Investments (Continued)

     The company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 1997 and 1996, the Company loaned securities (which are reflected as invested assets) with a market value of approximately $385.1 million and $444.7 million, respectively.

     Purchases and sales of debt and equity securities are recorded on the trade date.

     The investment in affiliated mutual funds represents an investment in Aetna managed mutual funds which have been seeded by the Company, and is carried at fair value.

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

     The Company utilizes futures contracts, swap agreements and warrants for other than trading purposes in order to manage investment returns and price risk and to align maturities, interest rates, and funds availability with its obligations. (Refer to Note 3.)

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

     Interest rate swap agreements which are designated as interest rate risk management instruments at inception are accounted for using the accrual method. Accordingly, the difference between amounts

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

     Investments (Continued)

     paid and received on such agreements is reported in net investment income. There is no recognition in the Consolidated Balance Sheets for changes in the fair value of the agreement.

     Warrants represent the right to purchase specific securities and are accounted for as hedges. Upon exercise, the cost of the warrants are added to the basis of the securities purchased.

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

     Insurance Reserve Liabilities

     Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon. Reserves for immediate annuities with life contingent payouts and traditional life insurance contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 2.25% to 12.00% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Aetna experience and are periodically reviewed against both industry standards and experience.

     Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.50% to 9.50% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

     Unpaid claims for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (Continued)

     Premiums, Charges Assessed Against Policyholders, Benefits and Expenses

     For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Life insurance premiums, other than premiums for universal life and certain annuity contracts, are recorded as premium revenue when due. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Statements of Income.

     Separate Accounts

     Assets held under variable universal life and variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder or participant under a contract, in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

     Separate Accounts assets and liabilities are carried at fair value except for those relating to a guaranteed interest option. Since the Company bears the investment risk where the contract is held to maturity, the assets of the Separate Account supporting the guaranteed interest option are carried at an amortized cost of $658.6 million for 1997 (fair value $668.7 million) and $515.6 million for 1996 (fair value $523.0 million). Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 4.10% to 8.00% in both 1997 and in 1996.

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments

     Debt securities available for sale as of December 31, 1997 were as follows:

                                                                               Gross            Gross
                                                           Amortized        Unrealized        Unrealized           Fair
                                                              Cost              Gains           Losses             Value
                                                           ---------        ----------        ----------          ------
                                                                                   (millions)
       U.S. government and government
          agencies and authorities                           $1,219.7            $74.0             $0.1           $1,293.6

       States, municipalities and political
          subdivisions                                            0.3               --               --                0.3

       U.S. corporate securities:
            Financial                                         2,370.7             84.6              1.3            2,454.0
            Food & fiber                                        195.4              9.3               --              204.7
            Healthcare & consumer products                      728.5             27.0              2.6              752.9
            Media & broadcast                                   252.9             14.7              0.1              267.5
            Natural resources                                   143.5              5.5                -              149.0
            Transportation & capital goods                      528.2             33.2              0.1              561.3
            Utilities                                           521.3             23.5              0.9              543.9
            Other corporate securities                           96.9              3.2                -              100.1
                                                           ----------         --------         --------        -----------
          Total U.S. corporate securities                     4,837.4            201.0              5.0            5,033.4

       Foreign Securities:
            Government                                          612.5             36.7             23.6              625.6
            Utilities                                           177.5             28.7               --              206.2
            Other                                               857.9             27.7             42.8              842.8
                                                           ----------         --------         --------        -----------
          Total foreign securities                            1,647.9             93.1             66.4            1,674.6

       Residential mortgage-backed securities:
            Pass-throughs                                       784.4             71.3              2.0              853.7
            Collateralized mortgage obligations               2,280.5            137.4              2.0            2,415.9
                                                           ----------         --------         --------        -----------
       Total residential mortgage-
          backed securities                                   3,064.9            208.7              4.0            3,269.6

       Commercial/Multifamily mortgage-
          backed securities                                   1,127.8             34.0              0.4            1,161.4

       Other asset-backed securities                          1,014.2             17.1              0.4            1,030.9
                                                           ----------         --------         --------        -----------

       Total Debt Securities                                $12,912.2           $627.9            $76.3          $13,463.8
                                                           ==========         ========         ========        ===========

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Debt securities available for sale as of December 31, 1996 were as follows:

                                                                               Gross            Gross
                                                           Amortized        Unrealized        Unrealized            Fair
                                                              Cost              Gains           Losses             Value
                                                           ---------        ----------        ----------           ------
                                                                                    (millions)
       U.S. government and government
          agencies and authorities                           $1,072.4            $20.5             $4.5           $1,088.4

       States, municipalities and political
          subdivisions                                            6.0              1.2               --                7.2

       U.S. corporate securities:
            Financial                                         2,143.4             43.1              9.7            2,176.8
            Food & fiber                                        198.2              4.6              1.3              201.5
            Healthcare & consumer products                      735.9             20.2              6.3              749.8
            Media & broadcast                                   274.9              7.0              2.8              279.1
            Natural resources                                   187.7              4.5              0.4              191.8
            Transportation & capital goods                      521.9             22.0              1.8              542.1
            Utilities                                           448.8             14.8              2.8              460.8
            Other corporate securities                          141.5               3.0              --              144.5
                                                            ---------         ---------        --------          ---------
          Total U.S. corporate securities                     4,652.3            119.2             25.1            4,746.4

       Foreign Securities:
            Government                                          758.6             36.0              5.7              788.9
            Utilities                                           187.8             16.1               --              203.9
            Other                                               945.5             30.9              6.3              970.1
                                                            ---------         --------         ---------         ---------
          Total foreign securities                            1,891.9             83.0             12.0            1,962.9

       Residential mortgage-backed securities:
            Pass-throughs                                       792.2             78.3              3.1              867.4
            Collateralized mortgage obligations               2,227.8             94.9             13.7            2,309.0
                                                            ---------         ---------        --------          ---------
       Total residential mortgage-
          backed securities                                   3,020.0            173.2             16.8            3,176.4

       Commercial/Multifamily mortgage-
          backed securities                                   1,008.7             24.8              5.6            1,027.9

       Other asset-backed securities                            887.8             10.7               2.2             896.3
                                                            ---------         --------         ---------          --------

       Total Debt Securities                                $12,539.1           $432.6            $66.2          $12,905.5
                                                            =========         ========         =========          ========

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     At December 31, 1997 and 1996, net unrealized appreciation of $551.6 million and $366.4 million, respectively, on available-for-sale debt securities included $429.3 million and $288.5 million, respectively, related to experience rated contracts, which were not reflected in shareholder's equity but in future policy benefits and policyholders' funds left with the Company.

     The carrying and fair value of debt securities for the year ended December 31, 1997 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                             Amortized               Fair
                                               Cost                 Value
                                             ---------              ------
                                                       (millions)
      Due to mature:
        One year or less                        $367.3                $367.6
        After one year through five years      2,165.1               2,195.4
        After five years through ten years     2,367.3               2,407.0
        After ten years                        2,805.6               3,031.9
        Mortgage-backed securities             4,192.7               4,431.0
        Other asset-backed securities          1,014.2               1,030.9
                                             ---------             ---------

               Total                         $12,912.2             $13,463.8
                                             =========             =========

     At December 31, 1997 and 1996, debt securities carried at $8.2 million and $7.6 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1997.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:

                                                              1997                        1996
                                                     ---------------------       ------------------------
                                                       Fair      Amortized         Fair         Amortized
                                                      Value         Cost           Value           Cost
                                                     --------     --------       --------        --------
                                                                          (millions)
           Total residential CMOs(1)                 $2,415.9     $2,280.5       $2,309.0        $2,227.8
                                                     ========     ========       ========        ========

           Percentage of total:
               Supporting experience rated products      81.6%                       84.2%
               Supporting remaining products             18.4%                       15.8%
                                                        -----                       -----
                                                        100.0%                      100.0%
                                                        =====                       =====

          (1) At December 31, 1997 and 1996, approximately 73% and 71%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, FHLMC.

     There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 1997 and 1996, approximately 4% and 3%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

2.   Investments (Continued)

     Investments in equity securities available for sale were as follows:

                                             Gross        Gross
                              Amortized    Unrealized   Unrealized    Fair
                                 Cost        Gains        Losses      Value
                              ---------    ----------   ----------    -----
                                                 (millions)
           1997
           Equity Securities    $210.0        $21.3        $0.1      $231.2
                                ======        =====        ====      ======

           1996
           Equity Securities    $184.9        $16.3        $0.8      $200.4
                                ======        =====        ====      ======

3.   Financial Instruments

     Estimated Fair Value
     --------------------
     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                            1997                    1996
                                     --------------------     -----------------
                                      Carrying      Fair      Carrying     Fair
                                        Value      Value       Value      Value
                                     ---------     ------     --------    -----
                                                      (millions)
        Assets:
            Mortgage loans           $    12.8   $   12.4   $   13.0  $   13.2
        Liabilities:
            Investment contract
             liabilities:
              With a fixed maturity  $ 1,030.3   $1,005.4   $1,014.1  $1,028.8
              Without a fixed
               maturity               10,113.2    9,587.5    9,649.6   9,427.6

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

3.   Financial Instruments (Continued)

     Estimated Fair Value  (Continued)

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

     Off-Balance-Sheet and Other Financial Instruments (including Derivative Instruments)

     The Company uses off-balance-sheet and other financial instruments primarily to manage portfolio risks, including interest rate, prepayment/call, credit, price, and liquidity risks. In 1997 and 1996, Treasury futures contracts were used to manage interest rate risk in the Company's bond portfolio; and, in 1996, stock index futures contracts were used to manage price risk in the Company's equity portfolio. In 1996 and 1995, interest rate swaps and forward commitments to enter into interest rate swaps, respectively, were also used to manage interest rate risk in the Company's bond portfolio.

     Futures Contracts:

     Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets. There were no futures contracts open as of December 31, 1997 and 1996.

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

3.   Financial Instruments (Continued)

     Off-Balance-Sheet and Other Financial Instruments (Including Derivative Instruments) (Continued)

     exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, however, the Company controls its exposure to credit risk through credit approvals, credit limits and regular monitoring procedures. The credit exposure of interest rate swaps is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. There were no interest rate swap agreements open as of December 31, 1997 and 1996.

     During 1995, the Company received $0.4 million for writing call options on underlying securities. The Company did not write any call options in 1997 and 1996.

     Warrants:

     Warrants are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period. As of December 31, 1997 and 1996, the Company had open warrants to purchase equity securities with a fair value of $0.6 million and $0.3 million, respectively.

     Debt Instruments with Derivative Characteristics:

     The Company also had investments in certain debt instruments with derivative characteristics, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the debt securities portfolio, as of December 31, 1997 was as follows:

                                                          Amortized       Fair
                                                             Cost         Value
                                                          ---------       ----
                                                               (millions)

           Residential collateralized mortgage
                obligations                               $2,280.5      $2,415.9
                Principal-only strips (included above)        59.0          67.0
                Interest-only strips (included above)         12.8          24.3
           Other structured securities with derivative
                characteristics (1)                          107.4         105.2

          (1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

4.   Net Investment Income

     Sources of net investment income were as follows:

                                             1997        1996        1995
                                             ----        ----        ----
                                                      (millions)
            Debt securities                  $962.8      $945.3       $891.5
            Nonredeemable preferred stock      13.7         5.9          4.2
            Investment in affiliated
               mutual funds                     4.9        14.3         14.9
            Mortgage loans                      1.3         2.2          1.4
            Policy loans                       19.9        18.4         13.7
            Reinsurance loan to affiliate      37.5        44.1         46.5
            Cash equivalents                   44.2        29.4         38.9
            Other                              10.0         2.1          8.4
                                           --------    --------     --------
            Gross investment income         1,094.3     1,061.7      1,019.5
            Less investment expenses          (13.8)      (16.1)       (15.2)
                                           --------    --------     --------
            Net investment income          $1,080.5    $1,045.6     $1,004.3
                                           ========    ========     ========

     Net investment income includes amounts allocable to experience rated contractholders of $823.1 million, $787.6 million and $744.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest credited to contractholders is included in current and future benefits.

5.   Dividend Restrictions and Shareholder's Equity

     The Company paid $17.3 million and $3.5 million in cash dividends to HOLDCO in 1997 and 1996, respectively.

     The amount of dividends that may be paid to the shareholder in 1998 without prior approval by the Insurance Commissioner of the State of Connecticut is $77.6 million.

     The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $80.5 million, $57.8 million and $70.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Statutory capital and surplus was $778.7 million and $713.6 million as of December 31, 1997 and 1996, respectively.

     As of December 31, 1997 the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

6.   Capital Gains and Losses on Investment Operations

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

     Net realized capital gains on investments were as follows:

                                                1997      1996        1995
                                                ----      ----        ----
                                                       (millions)

           Debt securities                      $22.5     $11.1      $32.8
           Equity securities                      9.9       8.6        8.3
           Other                                  3.6        --        0.2
                                               ------  --------     ------
           Pretax realized capital gains        $36.0     $19.7      $41.3
                                               ======  ========     ======
           After tax realized capital gains     $23.2     $13.0      $25.8
                                               ======  ========     ======

     Net realized capital gains of $96.1 million, $53.1 million and $61.1 million for 1997, 1996 and 1995, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in policyholders' funds left with the Company. Net unamortized gains were $138.1 million and $53.3 million at December 31, 1997 and 1996, respectively.

     Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses were as follows:

                                 1997         1996           1995
                                 -----        -----          ----
                                            (millions)

           Proceeds on Sales    $5,311.3      $5,182.2      $4,207.2
           Gross Gains              25.8          24.3          44.6
           Gross Losses              3.3          13.2          11.8

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)


             Notes to Consolidated Financial Statements (Continued)

6.   Capital Gains and Losses on Investment Operations (Continued)

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities) (excluding those related to experience rated contractholders) were as follows:

                                                1997       1996       1995
                                                ----       ----       ----
                                                       (millions)

          Debt securities                      $44.3    $(100.1)      $255.9
          Equity securities                      5.6      (10.5)        27.3
          Limited partnership                     --         --          1.8
                                               -----    -------       ------
                                                49.9     (110.6)       285.0
          Increase (decrease) in deferred
            income taxes (See Note 8)           17.5      (38.6)       (36.5)
                                               -----    -------       ------
          Net changes in accumulated other
          comprehensive income                 $32.4     $(72.0)      $321.5
                                               =====    =======       ======

     Net unrealized capital gains allocable to experience rated contracts of $356.7 million and $72.6 million at December 31, 1997 and $245.2 million and $43.3 million at December 31, 1996 are reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company and future policy benefits, respectively, and are not included in shareholder's equity.

     Shareholder's equity included the following accumulated other comprehensive income, which are net of amounts allocable to experience rated contractholders, at December 31:

                                                 1997     1996       1995
                                                 ----     ----       ----
                                                      (millions)
          Debt securities
            Gross unrealized capital gains      $140.6    $101.7    $179.3
            Gross unrealized capital losses      (18.4)    (23.8)     (1.3)
                                                 -----     -----     -----
                                                 122.2      77.9     178.0
          Equity securities
            Gross unrealized capital gains        21.2      16.3      27.2
            Gross unrealized capital losses       (0.1)     (0.8)     (1.2)
                                                  ----      ----     -----
                                                  21.1      15.5      26.0

          Deferred income taxes (See Note 8)      50.4      32.9      71.5
                                                  ----      ----     -----
          Net accumulated other
            comprehensive income                 $92.9     $60.5    $132.5
                                                  ====      ====     =====

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

6.   Capital Gains and Losses on Investment Operations (Continued)

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders) were as follows:

                                                   1997       1996       1995
                                                   ----       ----       ----
                                                           (millions)
          Unrealized holding gains (losses)
          arising during the period (1)            $98.8    $(14.8)    $390.5
          Less:  reclassification adjustment
             for gains and other items included
             in net  income (2)                     66.4      57.2       69.0
                                                   -----    ------     ------
           Net unrealized gains (losses)
             on securities                         $32.4    $(72.0)    $321.5
                                                   =====    ======     ======

          (1) Pretax unrealized holding gains (losses) arising during the period were $152.0 million, ($22.8) million and $600.8 million for 1997, 1996 and 1995, respectively.

          (2) Pretax reclassification adjustments for gains and other items included in net income were $102.4 million, $87.7 million and $107.5 million for 1997, 1996 and 1995, respectively.

7.   Severance and Facilities Charges

     Severance and facilities charges during 1996, as described below, included the following (pretax):

                                                      Vacated
                                             Asset    Leased                    Corporate
      (Millions)                 Severance Write-off Property  Other Allocation   Total
      -------------------------- --------- --------- --------- ----- ---------- ---------
      Financial Services             $29.1    $1.0     $1.3    $1.7    $  --       $33.1
      Individual Life Insurance       12.5     0.4      0.5     0.8       --        14.2
      Corporate Allocation              --      --       --      --     14.0        14.0
                                 --------- --------- --------- ----- ---------- ---------
         Total Company               $41.6    $1.4     $1.8    $2.5    $14.0       $61.3
      -------------------------- --------- --------- --------- ----- ---------- ---------

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

7.   Severance and Facilities Charges (Continued)

     In addition to the above charge, Aetna recorded a facilities and severance charge in the second quarter of 1996, primarily as a result of actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by Aetna's property-casualty operations, which were sold in April 1996. The cost allocated to the Company associated with this charge was $9.1 million after tax ($14.0 million pretax).

     Activity for 1997 and 1996 within the severance and facilities reserve (pretax, in millions) and the number of positions eliminated related to such actions were as follows:

       (Millions)                            Reserve      Positions
       -----------------------------------   ----------   ---------

       Balance at December 31, 1995           $   --           --
         Severance and facilities charges       47.3          702
         Corporate Allocation                   14.0           --
         Actions taken (1)                     (13.4)        (178)
                                             ----------   ---------
       Balance at December 31, 1996             47.9          524
         Actions taken (1)                     (27.1)        (163)
                                             ----------   ---------
       Balance at December 31, 1997            $20.8          361
                                             ==========   =========

      (1) Includes $15.9 million and $8.0 million in 1997 and 1996, respectively, of severance-related actions and $7.9 million and $4.1 million in 1997 and 1996, respectively, of corporate allocation-related actions.

     The Company's severance actions are expected to be substantially completed by September 30, 1998. The corporate allocation actions were substantially completed in 1997.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

8.   Income Taxes

     The Company is included in the consolidated federal income tax return, the Illinois Unitary return and the Connecticut and the New York combined state income tax returns of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes used in the consolidated federal income tax return.

     Income taxes for the years ended December 31, consist of:

                                                     1997     1996      1995
                                                     ----     ----      ----
                                                           (millions)
            Current taxes:
              Income Taxes:
                Federal income tax                   $64.5     $50.9     $82.9
                State income tax                       3.7       3.7       3.2
                Net realized capital gains            45.6      25.3      28.5
                                                     -----      ----      ----
                                                     113.8      79.9     114.6
                                                     -----      ----     -----
            Deferred taxes (benefits):
              Income taxes:
                Federal                                8.4      (3.5)    (14.4)
                Net realized capital gains (losses)  (32.8)    (18.6)    (12.9)
                                                     -----     -----     -----
                                                     (24.4)    (22.1)    (27.3)
                                                     -----     -----     -----
            Total                                    $89.4     $57.8     $87.3
                                                     =====     =====     =====

     Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                              1997         1996        1995
                                              ----         ----        ----
                                                        (millions)

            Income before income taxes        $294.7       $198.9       $263.2
            Tax rate                              35%          35%          35%
                                             -------      -------      -------
            Application of the tax rate        103.1         69.6         92.1
                                             -------      -------      -------
            Tax effect of:
              State income tax, net of
                 federal benefit                 2.4          2.4          2.1
              Excludable dividends             (15.9)        (8.7)        (9.3)
              Other, net                        (0.2)        (5.5)         2.4
                                             -------      -------      --------
                 Income taxes                  $89.4        $57.8        $87.3
                                             =======      =======      ========

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

8.   Income Taxes (Continued)

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                     1997          1996
                                                     ----          ----
                                                         (millions)

           Deferred tax assets:
              Insurance reserves                     $415.8        $344.6
              Unrealized gains allocable to
                experience rated contracts            150.1         100.8
              Investment losses                         6.6           7.5
              Postretirement benefits other
                than pensions                          26.3          27.0
              Deferred compensation                    31.2          25.0
              Pension                                  (3.6)          7.6
              Restructuring charge                      9.5          17.6
              Depreciation                              3.9           2.6
              Other                                     8.8           9.1
                                                  ---------      --------
           Total gross assets                         648.6         541.8

           Deferred tax liabilities:
              Deferred policy acquisition costs       515.6         482.1
              Market discount                           5.1           6.8
              Net unrealized capital gains            200.5         133.7
              Other                                    (0.6)         (0.3)
                                                  ---------     ---------
           Total gross liabilities                    720.6         622.3
                                                  ---------     ---------
           Net deferred tax liability                 $72.0         $80.5
                                                  =========     =========

     Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 1997 and 1996, no valuation allowances were required for unrealized capital gains and losses.

     The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 1997. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes the conditions under which such taxes would become payable are remote.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

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

9.   Benefit Plans

     Employee Pension Plans - The Company, in conjunction with Aetna, has noncontributory defined benefit pension plans covering substantially all employees. The plans provide pension benefits based on years of service and average annual compensation (measured over 60 consecutive months of highest earnings in a 120-month period). Contributions are determined using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to amounts that are tax-deductible. As of December 31, 1997, Aetna's accrued pension cost has been allocated to its subsidiaries, including the Company, under an allocation based on eligible salaries. Data on a separate company basis regarding the proportionate share of the projected benefit obligation and plan assets is not available. The accumulated benefit obligation and plan assets are recorded by Aetna. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits. Allocated pretax charges to operations for the pension plan (based on the Company's total salary cost as a percentage of Aetna's total salary cost) were $2.7 million, $4.3 million and $6.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Employee Postretirement Benefits - In addition to providing pension benefits, Aetna currently provides certain health care and life insurance benefits for retired employees. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 50 with 15 years of service or at age 65 with 10 years of service. There is a cap on the portion of the cost paid by the Company relating to medical and dental benefits. Retirees are generally required to contribute to the plans based on their years of service with Aetna. The costs to the Company associated with the Aetna postretirement plans for 1997, 1996 and 1995 were $2.7 million, $1.8 million and $1.4 million, respectively.

     As of December 31, 1996, Aetna transferred to the Company approximately $77.7 million of accrued liabilities, primarily related to the pension and postretirement benefit plans described above, that had been previously recorded by Aetna. The after tax amount of this transfer (approximately $50.5 million) is reported as a reduction in retained earnings. In 1997, other changes in shareholder's equity includes an additional $0.8 million reduction reflecting revisions to the allocation of these accrued liabilities.

     Agent Pension Plans - The Company, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

 9.  Benefit Plans (Continued)

     Agent Postretirement Benefits - The Company, in conjunction with Aetna, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 1997, 1996 and 1995 were $0.6 million, $0.7 million and $0.8 million, respectively.

     Incentive Savings Plan - Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna. Pretax charges to operations for the incentive savings plan were $4.4 million, $5.4 million and $4.9 million in 1997, 1996 and 1995, respectively.

     Stock Plans - Aetna has a stock incentive plan that provides for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to certain key employees. Executive and middle management employees may be granted options to purchase common stock of Aetna at or above the market price on the date of grant. Options generally become 100% vested three years after the grant is made, with one-third of the options vesting each year. Aetna does not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives may be granted incentive units which are rights to receive common stock or an equivalent value in cash. The incentive units may vest within a range from 0% to 175% at the end of a four year period based on the attainment of performance goals. The costs to the Company associated with the Aetna stock plans for 1997, 1996 and 1995, were $2.9 million, $8.1 million and $6.3 million, respectively. As of December 31, 1996, Aetna transferred to the Company approximately $1.1 million of deferred tax benefits related to stock options. This amount is reported as an increase in retained earnings. In 1997, other changes in shareholder's equity include an additional increase of $2.3 million reflecting revisions to the allocation of the deferred tax benefit.

10.  Related Party Transactions

     The Company is compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis, ranges, depending on the product, from 0.10% to 1.90% of their average daily net assets. The Company also receives fees from Aetna managed mutual funds for serving as investment adviser. Under the advisory agreements, these funds pay the Company a daily fee which, on an annual basis, ranges, depending on the fund, from 0.25% to 0.85% of their average daily net assets. The Company also receives fees (expressed as a percentage of the average daily net assets) from some of its funds for providing administration services, and from The Aetna Series Fund for providing shareholder services and promoting sales. The amount of compensation and fees received from the Separate Accounts and mutual funds, included in charges assessed against policyholders, amounted to $271.2 million, $186.8 million and $128.1 million in 1997, 1996 and 1995, respectively. The Company may waive advisory fees at its discretion.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

10.  Related Party Transactions (Continued)

     The Company acts as an investment adviser for its affiliated mutual funds. Since August 1996, Aeltus Investment Management, Inc. ("Aeltus"), a wholly owned subsidiary of HOLDCO and an affiliate of the Company, has been acting as Subadvisor for affiliated mutual funds and adviser for most of the General Account assets. Fees paid by the Company to Aeltus, included in both charges assessed against policyholders and net investment income, on an annual basis, range from 0.06% to 0.55% of the average daily net assets under management. For the years ended December 31, 1997 and 1996, the Company paid $45.5 million and $16.0 million in such fees.

     The Company may, from time to time, make reimbursements to an Aetna managed mutual fund for some or all of its operating expenses. Reimbursement arrangements may be terminated at any time without notice.

     Since 1981, all domestic individual non-participating life insurance of Aetna and its subsidiaries has been issued by the Company. Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. A $6.1 million and a $108.0 million commission, paid by the Company to Aetna Life in 1996 and 1988, respectively, was capitalized as deferred policy acquisition costs. In consideration for the assumption of this business, a loan was established relating to the assets held by Aetna Life which support the insurance reserves. Effective January 1, 1997, this agreement has been amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance to a coinsurance arrangement. As a result of this change, reserves will be ceded to the Company from Aetna Life as investment rollover occurs and the loan previously established will be reduced. The Company maintained insurance reserves of $574.5 million ($397.2 million relating to the modified coinsurance agreement and $177.3 million relating to the coinsurance agreement) and $628.3 million as of December 31, 1997 and 1996, respectively, relating to the business assumed. The fair value of the loan relating to assets held by Aetna Life was $412.3 million and $625.3 million as of December 31, 1997 and 1996, respectively, and is based upon the fair value of the underlying assets. Premiums of $176.7 million, $25.3 million and $28.0 million and current and future benefits of $183.9 million, $39.5 million and $43.0 million were assumed in 1997, 1996 and 1995, respectively.

     Investment income of $37.5 million, $44.1 million and $46.5 million was generated from the reinsurance loan to affiliate in 1997, 1996 and 1995, respectively.

     On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company also is responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $32.5 million and $28.9 million were maintained for this contract as of December 31, 1997 and 1996, respectively.

     Effective February 1, 1992, the Company increased its retention limit per individual life to $2.0 million and entered into a reinsurance agreement with Aetna Life to reinsure amounts in excess of this

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

10.  Related Party Transactions (Continued)

     limit, up to a maximum of $8.0 million on any new individual life business, on a yearly renewable term basis. Premium amounts related to this agreement were $5.9 million, $5.2 million and $3.2 million for 1997, 1996 and 1995, respectively.

     Effective October 1, 1997, the Company entered into a reinsurance agreement with Aetna Life to assume amounts in excess of $0.2 million for certain of its participating life insurance, on a yearly renewable term basis. Premium amounts related to this agreement were $0.7 million in 1997.

     The Company received a capital contribution of $10.4 million in cash from HOLDCO in 1996. The Company received no capital contributions in 1997 or 1995.

     The Company paid $17.3 million and $3.5 million in cash dividends to HOLDCO in 1997 and 1996, respectively. In 1995, the Company dividended $2.9 million in the form of two of its subsidiaries, Systematized Benefits Administrators, Inc. and Aetna Investment Services, Inc., to Aetna Retirement Services, Inc. (the Company's former parent).

     Premiums due and other receivables include $37.0 million and $2.8 million due from affiliates in 1997 and 1996, respectively. Other liabilities include $1.2 million and $10.7 million due to affiliates for 1997 and 1996, respectively.

     As of December 31, 1997, Aetna transferred to the Company $2.5 million based on its decision not to settle state tax liabilities for the years 1996 and 1997. This amount has been reported as an other increase in retained earnings.

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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

             Notes to Consolidated Financial Statements (Continued)

11.  Reinsurance (Continued)

     The following table includes premium amounts ceded/assumed to/from affiliated companies as discussed in Note 10 above.

                                                         Ceded to       Assumed
                                              Direct      Other       from Other       Net
                                              Amount    Companies      Companies     Amount
                                                         (millions)
                                              -------  -------------  -----------  ---------
                              1997
                              ----
           Premiums:
              Life Insurance                   $ 35.7      $15.1         $177.4      $198.0
              Accident and Health Insurance       5.6        5.6             --          --
              Annuities                          67.9         --            1.2        69.1
                                              -------  -------------  -----------  ---------
                  Total earned premiums        $109.2      $20.7         $178.6      $267.1
                                              =======  =============  ===========  =========

                              1996
                              ----
           Premiums:
              Life Insurance                   $ 34.6      $11.2          $25.3      $ 48.7
              Accident and Health Insurance       6.3        6.3             --          --
              Annuities                          84.3         --            0.6        84.9
                                              -------  -------------  -----------  ---------
                  Total earned premiums        $125.2      $17.5          $25.9      $133.6
                                              =======  =============  ===========  =========

                              1995
                              ----
           Premiums:
              Life Insurance                   $ 28.8      $ 8.6          $28.0       $ 48.2
              Accident and Health Insurance       7.5        7.5             --           --
              Annuities                         164.0         --            0.5        164.5
                                              -------  -------------  -----------  ---------
                  Total earned premiums        $200.3      $16.1          $28.5       $212.7
                                              =======  =============  ===========  =========

12.  Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 1997, the Company had commitments to purchase investments of $38.7 million. The fair value of the investments at December 31, 1997 approximated $39.0 million.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
                       (A wholly owned subsidiary of Aetna
                           Retirement Holdings, Inc.)

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


13.  Segment Information (1)

     The Company's operations are reported through two major business segments:
     Financial Services and Individual Life Insurance. Summarized financial information for the Company's principal operations was as follows:

                                                1997         1996         1995
                                             ---------    ---------    ---------
                                                          (millions)
         Revenue:
           Financial Services                 $1,277.9     $1,195.1     $1,211.3
           Individual Life Insurance             620.4        445.7        407.9
                                             ---------    ---------    ---------
                Total revenue                 $1,898.3     $1,640.8     $1,619.2
                                             =========    =========    =========
         Income before income taxes: (2)
           Financial Services                   $188.2       $129.9       $160.1
           Individual Life Insurance             106.5         83.0        103.1
                                             ---------    ---------    ---------
                Total income before
                  income taxes                  $294.7       $212.9       $263.2
                                             =========    =========    =========
         Net income: (2)
           Financial Services                   $137.5        $94.3       $113.8
           Individual Life Insurance              67.8         55.9         62.1
                                             ---------    ---------    ---------
                Net income                      $205.3       $150.2       $175.9
                                             =========    =========    =========
         Assets under management: (3)
           Financial Services  (4)           $37,609.3    $27,268.1    $22,534.4
           Individual Life Insurance           3,096.1      2,830.5      2,590.9
                                             ---------    ---------    ---------
             Total assets under management    40,705.4    $30,098.6    $25,125.3
                                             =========    =========    =========

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

          (3) Excludes net unrealized capital gains (losses) of $551.5 million, $366.4 million and $797.1 million at December 31, 1997, 1996 and 1995, respectively.

          (4) The December 31, 1997 balance includes the transfer of $4,078.5 million of assets under management that were previously reported by an affiliate.

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

                Omitted pursuant to General Instruction I(2) of Form 10-K .

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

       1. Financial statements. See Item 8 on Page 24.
       2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 59.

       3. Exhibits:

           3(i)(a)   Certificate of Incorporation

                     Incorporated herein by reference to post-effective amendment No. 1 to Registration Statement on Form S-1 (File No. 33-60477) as filed electronically with the Securities and Exchange Commission on April 15, 1996 (Accession No. 0000950146-96-00534).

           3(i)(b) Amendment of Certificate of Incorporation of Aetna Life Insurance and Annuity Company

                     Incorporated herein by reference to post-effective amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964) as filed electronically on February 11, 1997 (Accession No. 0000950146-97-000159).

           3(ii)     By-Laws, as amended September 17, 1997.

                     Incorporated herein by reference to post-effective amendment No. 12 to Registration Statement on Form N-4 (File No. 33-91846) as filed electronically with the Securities and Exchange Commission on October 30, 1997 (Accession No. 0000950146-97-001589).

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (Continued)

           4. Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

                     Incorporated herein by reference to Form N-4, File No. 33-75980, as amended, and filed most recently on August 19, 1997 (Accession No. 0000950146-97-001310).

                     Incorporated herein by reference to Form N-4, File No. 33-75986, as amended and filed most recently on February 12, 1998 (Accession No. 0000950146-98-000193).

                     Incorporated herein by reference to Form N-4, File No. 33-34370, as amended and filed most recently on February 27, 1998 (Accession No. 0000950146-98-000311).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-81216, as amended and filed most recently on November 17, 1997 (Accession No.
                     0000950146-97-001749).

                     Incorporated herein by reference to Registration Statement Form N-4, File No. 33-88722, as amended and filed most recently on August 20, 1997 (Accession No.
                     0000950146-97-001319).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75974, as amended and filed most recently on July 29, 1997 (Accession No.
                     0000950146-97-001102).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75982, as amended and filed most recently on August 19, 1997 (Accession No.
                     0000950146-97-001304).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75996, as amended and filed most recently on August 21, 1997 (Accession No.
                     0000950146-97-001326).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75992, as amended and filed most recently on August 20, 1997 (Accession No.
                     0000950146-97-001312).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-91846, as amended and filed most recently on October 30, 1997 (Accession No.
                     0000950146-97-001589).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75988, as amended and filed most recently on October 30, 1997 (Accession No.
                     0001029869-97-001251).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-88720, as amended and filed most recently on August 19, 1997 (Accession No.
                     0000950146-97-001360).

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (Continued)

         4 Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts) (Continued)

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75964, as amended and filed most recently on February 9, 1998 (Accession No.
                     0000950146-98-000179).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-79122, as amended and filed most recently on April 22, 1997 (Accession No.
                     0000950146-97-000631).

                   Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-62473, as amended and filed most recently on February 16, 1996.

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 333-01107, as amended and filed most recently on February 19, 1998 (Accession No.
                     0000950146-98-000248).

                     Incorporated by reference to Registration Statement on Form S-2, File No. 33-64331, as filed electronically on November 16, 1995 (Accession No. 0000908634-95-000119) and as
                     amended and filed most recently on April 4, 1997 (Accession No. 0000950146-97-000535).

                     Incorporated by reference to Pre-Effective Amendment No. 2 to Registration Statement on Form S-2 File No. 33-64331, as filed electronically on January 17, 1996 (Accession No. 0000908634-96-000006), and as amended and filed most recently on April 4, 1997 (Accession No.
                     0000950146-97-000535).

                     Incorporated herein by reference to Registration Statement on Form N-4, File No. 33-75962, as amended and filed most recently on November 13, 1997 (Accession No.
                     0000950146-97-001681).

           10 Material Contracts (Management contracts / compensatory plans or arrangements)

                     The Aetna Inc. Annual Incentive Plan, incorporated by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.*

                     The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on October 25, 1996.*

                     Amendment No. 1 dated as of December 31, 1996 to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc. - Incorporated herein by reference to Aetna Inc.'s Form 10-Q as filed electronically on May 6, 1997.*

                     Amendment No. 2 dated as of February 28, 1997 to the Supplemental Pension Benefit Plan of Certain Employees of Aetna Services, Inc. - Incorporated herein by reference to Aetna Inc.'s Form 10-Q as filed electronically on May 6, 1997.*

                     The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*

                     Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*

                     Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc., and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*

                     Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney - Incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*

                     Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended - Incorporated herein by reference to Aetna Inc.'s Form 10-K filed on March 3, 1998 (Accession No. 0000950123-98-002224).*

                     * Management contract or compensatory plan or arrangement

           21        Subsidiaries of the Registrant

                     Incorporated by reference to Exhibit Item 26 of Post-Effective Amendment No. 16 to Registration Statement on Form N-4 (File Number 33-75964) as filed electronically on February 9, 1998 (Accession No. 0000950146-98-000179).

           24        Power of Attorney

                     Filed herein immediately after Signature page.

           27        Financial Data Schedule

           Exhibits other than these listed are omitted because they are not required or not applicable.

(b) Reports on Form 8-K.

       None.

Index to Consolidated Financial Statement Schedules


                                                                         Page

Independent Auditors' Report............................................  60

 I.    Summary of Investments - Other than Investments in
       Affiliates as of December 31, 1997...............................  61

III.   Supplementary Insurance Information as of and for the years ended December 31, 1997, 1996, 1995.................  ...........  62

IV.    Reinsurance for the years ended December 31, 1997,
       1996, 1995.......................................................  63

Schedules other than those listed above are omitted because they are not required or are not applicable.

                          Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


Under date of February 3, 1998, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997, as included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                      /s/ KPMG Peat Marwick LLP



Hartford, Connecticut
February 3, 1998

     AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                   Schedule I

          Summary of Investments - Other than Investments in Affiliates

                             As of December 31, 1997

                                                                                                       Amount at
                                                                                                      Which Shown
                                                                                                        in the
                    Type of Investment                            Cost               Value*          Balance Sheet
                    ------------------                         -------------       ------------     ---------------
                                                                                   (millions)

Debt Securities:
    U.S. government and government
       agencies and authorities                                $     1,219.7         $  1,293.6             1,293.6
    States, municipalities and political
       subdivisions                                                      0.3                0.3                 0.3
    U.S. corporate securities                                        4,837.4            5,033.4             5,033.4
    Foreign securities (1)                                           1,647.9            1,674.6             1,674.6
    Residential mortgage-backed securities                           3,064.9            3,269.6             3,269.6
    Commercial/Multifamily mortgage-backed
       securities                                                    1,127.8            1,161.4             1,161.4
    Other asset-backed securities                                    1,014.2            1,030.9             1,030.9
                                                               -------------      -------------       -------------
        Total debt securities                                       12,912.2           13,463.8            13,463.8
                                                               =============      =============       =============

Equity securities:
    Non-redeemable preferred stock                                     131.7              147.6               147.6
    Investment in affiliated mutual funds                               78.1               83.0                83.0
    Common stock                                                         0.2                0.6                 0.6
                                                               -------------      -------------       -------------
        Total equity securities                                        210.0              231.2               231.2
                                                               =============      =============       =============

Short-term investments                                                  95.6                                   95.6
Mortgage loans                                                          12.8                                   12.8
Policy loans                                                           469.6                                  469.6
                                                               -------------                          -------------

               Total investments                               $    13,700.2                              $14,273.0
                                                               =============                          =============


*  See Notes 1 and 2 to the Consolidated Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. All of the Company's foreign securities are denominated in U.S. dollars.

     AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                  Schedule III

                       Supplementary Insurance Information

         As of and for the years ended December 31, 1997, 1996 and 1995
 (Millions)




                                                                 Policy-
                 Deferred                Unpaid                  holders'
                  policy       Future    claims     Unearned    funds left
               acquisition     policy   and claim   premiums     with the  Premium
  Segment         costs       benefits  expenses      (1)        Company   revenue
-------------- -----------  ---------- ----------- ----------- ----------- --------
1997
----
Financial      $     799.6  $    948.0 $    0.8    $        -  $  11,116.8 $   69.1
  Services
Individual
  Life               855.0     2,814.6     37.2           1.1         26.7    198.0
  Insurance
               -----------  ---------- ----------- ----------- ----------- --------

Total          $   1,654.6  $  3,762.6 $   38.0    $      1.1  $  11,143.5 $  267.1
               ===========  ========== =========== =========== =========== ========

1996
----
Financial      $     715.2  $    960.0 $    0.5    $        -  $  10,648.5 $   84.9
  Services
Individual
  Life               800.1     2,655.8     28.4           1.2         15.2     48.7
  Insurance
               -----------  ---------- ----------- ----------- ----------- --------

Total             $1,515.3  $  3,615.8 $   28.9    $      1.2  $  10,663.7 $  133.6
               ===========  ========== =========== =========== =========== ========

1995
----
Financial         $  602.5  $  1,018.9 $    1.0    $        -  $  10,483.3 $  164.4
  Services
Individual
  Life               738.8     2,574.3     26.2           1.4         16.8     48.3
  Insurance
               -----------  ---------- ----------- ----------- ----------- --------

Total             $1,341.3  $  3,593.2  $  27.2    $      1.4  $  10,500.1 $  212.7
               ===========  ========== =========== =========== =========== ========



                            Other
                           income
                          including                 Amor-
                           Current                tization
                          realized               of deferred
                  Net     capital      Current      policy       Other
              investment  gains and   and future acquisition   operating
  Segment     income (2)   losses)     benefits    costs       expenses (3)
------------------------- ---------- ----------- ------------- --------------
1997
----
Financial     $    878.8  $    330.0 $     720.4 $      82.8   $   286.5
  Services
Individual
  Life             201.7       220.7       407.4        45.6        60.9
  Insurance
              ----------- ---------- ----------- ------------- --------------

Total          $ 1,080.5  $    550.7  $  1,127.8 $     128.4   $   347.4
              =========== ========== =========== ============= ==============

1996
----
Financial     $    852.6  $    257.6  $    728.3 $      28.0   $  308.9
  Services
Individual
  Life             193.0       204.0       240.3        41.8       80.6
  Insurance
              ----------- ---------- ----------- ------------- --------------

Total         $  1,045.6  $    461.6  $    968.6 $      69.8   $  389.5
              =========== ========== =========== ============= ==============

1995
----
Financial     $    823.3  $    223.6  $    786.3 $      10.5   $  254.4
  Services
Individual
  Life             181.0       178.6       210.9        37.5       56.4
  Insurance
              ----------- ---------- ----------- ------------- --------------

Total         $  1,004.3  $    402.2  $    997.2 $      48.0   $  310.8
              =========== ========== =========== ============= ==============


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

     AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                                   Schedule IV

                                   Reinsurance

For the years ended December 31,
(Millions)

                                                                                                              Percentage
                                                               Ceded to          Assumed                      of Amount
                                             Direct               Other        from Other           Net       Assumed to
                                             Amount            Companies        Companies         Amount          Net
                                          -----------        -----------      -----------     -----------     -----------
     1997
     ----
Life insurance in force                   $  42,133.4        $   3,547.4      $   2,006.2     $  40,592.2          4.9%
                                          ---------------------------------------------------------------

Premiums:
  Life Insurance                          $      35.7        $      15.1      $     177.4     $     198.0          89.6
  Accident and Health Insurance                   5.6                5.6                -               -             -
  Annuities                                      67.9                  -              1.2            69.1           1.7
                                          ---------------------------------------------------------------
   Total earned premiums                  $     109.2        $      20.7      $     178.6     $     267.1          66.9
                                          ===============================================================

        1996
        ----
Life insurance in force                   $  40,276.3        $   2,416.0      $   2,076.3     $  39,936.6           5.2%
                                          ===============================================================

Premiums:
  Life Insurance                          $      34.6        $      11.2      $      25.3     $      48.7          52.0
  Accident and Health Insurance                   6.3                6.3                -               -             -
  Annuities                                      84.3                  -              0.6            84.9           0.7
                                          ---------------------------------------------------------------
   Total earned premiums                  $     125.2        $      17.5      $      25.9     $     133.6          19.4
                                          ================================================================

        1995
        ----
Life insurance in force                   $  36,031.5        $   1,846.8      $   3,596.7     $  37,781.4           9.5%
                                          ================================================================

Premiums:
  Life Insurance                          $      28.8        $       8.6     $       28.0     $      48.2          58.1
  Accident and Health Insurance                   7.5                7.5                -               -             -
  Annuities                                     164.0                  -              0.5           164.5           0.3
                                          ---------------------------------------------------------------
   Total earned premiums                  $     200.3        $      16.1     $       28.5     $     212.7          13.4
                                          ===============================================================



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                              (Registrant)

Date    March 25, 1998                  By        /s/   Deborah Koltenuk
      --------------- --------------         ----------------------------------
                                Deborah Koltenuk
                          Vice President and Treasurer,
                                               Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

     Signature                              Title

*
-------------------------
Thomas J. McInerney              President and Director
                                 (Principal Executive Officer)

*
--------------------------
Catherine H. Smith               Senior Vice President, Chief Financial Officer,
                                 and Director (Principal Financial Officer)

*
--------------------------
Shaun P. Mathews                 Senior Vice President and Director


/s/   Deborah Koltenuk
--------------------------
Deborah Koltenuk                 Vice President and Treasurer, Corporate
                                 Controller (Principal Accounting Officer)

* By:  /s/   Kirk P. Wickman
       ---------------------
       Kirk P. Wickman
       Vice President, General Counsel and Secretary

                                POWER OF ATTORNEY


We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Kirk P. Wickman and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1997 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 25th day of March, 1998.


     Signature                                    Title

/s/ Thomas J. McInerney
-------------------------
Thomas J. McInerney              President and Director
                                 (Principal Executive Officer)

/s/ Catherine H. Smith
--------------------------
Catherine H. Smith               Senior Vice President, Chief Financial Officer,
                                 and  Director (Principal Financial Officer)

/s/ Shaun P. Mathews
--------------------------
Shaun P. Mathews                 Senior Vice President and Director

/s/   Deborah Koltenuk
--------------------------
Deborah Koltenuk                 Vice President and Treasurer, Corporate
                                 Controller (Principal Accounting Officer)

                              SECRETARY CERTIFICATE


        I, Rose-Marie DeRensis, the duly appointed Assistant Corporate Secretary of Aetna Life Insurance and Annuity Company (the "Company"), hereby certify that the attached resolutions titled "Company Name, Authority to Sign (Duplicate Corporate Seals)" adopted by the Board of Directors on June 22, 1995, are currently in full force and effect, and have not been amended, restated, or superseded.

        IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 24th day of March, 1998.


                                      /s/     Rose-Marie DeRensis
                                      ------------------------------
   (corporate seal)                  Rose-Marie DeRensis
                                     Assistant Corporate Secretary
                                     Aetna Life Insurance and Annuity Company

                    AETNA LIFE INSURANCE AND ANNUITY COMPANY

                           COMPANY NAME, AUTHORITY TO
                        SIGN (DUPLICATE CORPORATE SEALS)

June 22, 1995

RESOLVED:        That the following officers:

          President
          Senior Vice President
          Vice President
          General Counsel
          Corporate Secretary
          Treasurer
          Assistant Corporate Secretary

      (1) are hereby severally authorized to sign in the Company's name:

          (a) insurance contracts of every type and description which the Company is authorized to write;
          (b) agreements relating to the purchase, sale, or exchange of securities including any consents and modifications given or made under such agreements;
          (c) conveyances and leases of real estate or any interest therein including any modifications thereof;
          (d) assignments and releases of mortgages and other liens, claims or demands;
          (e) any other written instrument which they are authorized to approve in the normal course of Company business; and
          (f) any other written instrument when specifically authorized by the Board of Directors or the President;

          and are further severally authorized (i) to delegate all or any part of the foregoing authority to one or more officers, employees or agents of this Company, provided that each such delegation is in writing and a copy thereof is filed in the Office of the Corporate Secretary, or (ii) to designate any attorney at law representing this Company on a matter under their direction, to so sign this Company's name;

      (2) are hereby severally authorized to possess the Company's duplicate seals and to affix the same to items (a) through (f) above;

          and are further severally authorized to designate any Company officer under their direction to possess and to so affix the Company's duplicate seals; and

          that the Senior Vice President, Investments is hereby authorized to designate any officer, employee or agent of this Company under his direction to sign the Company's name and to affix the Company's seal to any and all documents required in connection with any investment transaction in which the Company has an interest.