Form 10-Q
period 1998-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1998-05-12
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1998   Commission file number 33-23376
                               --------------                          --------

                    Aetna Life Insurance and Annuity Company
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Connecticut                                   71-0294708
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


  151 Farmington Avenue, Hartford, Connecticut              06156
  --------------------------------------------           ------------
    (Address of principal executive offices)              (ZIP Code)


Registrant's telephone number, including area code      (860) 273-0123
                                                        ---------------

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                                               Shares Outstanding
Title of Class                                                 at April 30, 1998
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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
             Consolidated Statements of Income .................................    3
             Consolidated Balance Sheets .......................................    4
             Consolidated Statements of Changes in Shareholder's Equity ........    5
             Consolidated Statements of Cash Flows .............................    6
           Condensed Notes to Consolidated Financial Statements ................    7
           Independent Auditors' Review Report .................................   10

  Item 2.  Management's Analysis of the Results of Operations ..................   11


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................................   17

  Item 5.  Other Information ...................................................   17

  Item 6.  Exhibits and Reports on Form 8-K ....................................   17

Signatures .....................................................................   18

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                          Three Months Ended March 31,
                                         -----------------------------
                                             1998         1997
                                          --------     --------
Revenue:
  Premiums                                   $61.5        $52.3
  Charges assessed against policyholders     127.3        109.7
  Net investment income                      262.0        267.8
  Net realized capital (losses) gains         (3.6)         5.0
  Other income                                 9.8          9.7
                                          --------     --------
        Total revenue                        457.0        444.5

Benefits and expenses:
  Current and future benefits                272.2        272.0
  Operating expenses                          90.3         78.2
  Amortization of deferred policy
    acquisition costs                         32.6         19.9
                                          --------     --------
       Total benefits and expenses           395.1        370.1

Income before income taxes                    61.9         74.4

  Income taxes                                19.9         24.0
                                          --------     --------

Net income                                   $42.0        $50.4
                                          ========     ========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                         March 31,            December 31,
Assets                                                                      1998                  1997
------                                                                   ---------            ------------
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,860.2 and $12,912.2)                            $13,440.2             $13,463.8
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost: $90.0 and  $131.7)                    99.1                 147.6
    Investment in affiliated mutual funds (cost:  $141.1 and $78.1)           156.3                  83.0
    Common stock (cost:  $2.0 and $0.2)                                         4.5                   0.6
  Short-term investments                                                       35.1                  95.6
  Mortgage loans                                                               12.8                  12.8
  Policy loans                                                                480.1                 469.6
                                                                          ---------             ---------
       Total investments                                                   14,228.1              14,273.0

Cash and cash equivalents                                                     797.2                 565.4
Short-term investments under securities loan agreement                      1,272.1                   -
Accrued investment income                                                     180.6                 163.0
Premiums due and other receivables                                             70.1                  63.7
Deferred policy acquisition costs                                           1,687.7               1,654.6
Reinsurance loan to affiliate                                                 351.4                 397.2
Other assets                                                                   71.5                  46.8
Separate accounts assets                                                   25,998.3              22,982.7
                                                                          ---------             ---------

       Total assets                                                       $44,657.0             $40,146.4
                                                                          =========             =========

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Future policy benefits                                                   $3,815.3              $3,785.7
  Unpaid claims and claim expenses                                             36.4                  38.0
  Policyholders' funds left with the Company                               11,157.5              11,121.5
                                                                          ---------             ---------
       Total insurance reserve liabilities                                 15,009.2              14,945.2
  Payables under securities loan agreement                                  1,272.1                   -
  Other liabilities                                                           399.4                 312.8
  Income taxes:
    Current                                                                    24.0                  12.4
    Deferred                                                                   83.6                  72.0
  Separate accounts liabilities                                            25,985.4              22,970.0
                                                                          ---------             ---------
       Total liabilities                                                   42,773.7              38,312.4
                                                                          ---------             ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                            2.8                   2.8
  Paid-in capital                                                             418.0                 418.0
  Accumulated other comprehensive income                                      103.0                  92.9
  Retained earnings                                                         1,359.5               1,320.3
                                                                          ---------             ---------
       Total shareholder's equity                                           1,883.3               1,834.0
                                                                          ---------             ---------

         Total liabilities and shareholder's equity                       $44,657.0             $40,146.4
                                                                          =========             =========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         1998             1997
                                                        --------        --------
Shareholder's equity, beginning of period               $1,834.0        $1,609.5

Comprehensive income
   Net income                                               42.0            50.4
   Other comprehensive income, net of tax
      Unrealized gains (losses) on securities
        ($15.5, $(72.2), pretax, respectively )             10.1           (46.9)
                                                        --------        --------
Total comprehensive income                                  52.1             3.5
                                                        --------        --------


Other changes                                                0.2             1.8

Common stock dividends                                      (3.0)            --
                                                        --------        --------

Shareholder's equity, end of period                     $1,883.3        $1,614.8
                                                        ========        ========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           1998            1997
                                                                           ----            ----
Cash Flows from Operating Activities:
         Net income                                                        $42.0          $50.4
         Adjustments to reconcile net income to net cash provided by
          (used for) operating activities:
         Increase  in accrued investment income                            (17.6)         (26.3)
         Decrease (increase) in premiums due and other receivables          17.6           (3.2)
         Increase in policy loans                                          (10.5)          (9.1)
         Increase in deferred policy acquisition costs                     (33.1)         (44.8)
         Decrease in reinsurance loan to affiliate                          45.8           34.6
         Net increase in universal life account balances                    91.3           75.6
         Decrease in other insurance reserve liabilities                   (54.1)         (22.0)
         Net decrease in other liabilities and other assets                (33.3)          (4.9)
         Increase in income taxes                                           22.2           18.4
         Net accretion of discount on investments                          (14.7)         (16.9)
         Net realized capital losses (gains)                                 3.6           (5.0)
                                                                        --------       --------
               Net cash provided by operating activities                    59.2           46.8
                                                                        --------       --------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                           1,711.9        1,380.4
            Equity securities                                               45.6           14.8
            Mortgage loans                                                   --             0.1
         Investment maturities and repayments of:
            Debt securities available for sale                             376.5          227.4
            Short-term investments                                          74.8           10.4
         Cost of investment purchases in:
            Debt securities available for sale                          (1,973.6)      (1,376.5)
            Equity securities                                              (66.7)         (33.8)
            Short-term investments                                         (14.1)         (21.1)
                                                                        --------       --------
               Net cash  provided by investing activities                  154.4          201.7
                                                                        --------       --------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts           403.2          378.2
         Withdrawals of investment contracts                              (383.3)        (326.9)
         Return of capital from Separate Account                             1.3            --
         Dividends paid to shareholder                                      (3.0)           --
                                                                        --------       --------
               Net cash (used for) provided by financing activities         18.2           51.3
                                                                        --------       --------

Net increase in cash and cash equivalents                                  231.8          299.8
Cash and cash equivalents, beginning of period                             565.4          459.1
                                                                        --------       --------

Cash and cash equivalents, end of period                                  $797.2         $758.9
                                                                        ========       ========


Supplemental cash flow information:
    Income taxes paid, net                                                  $1.9           $9.4
                                                                        ========       ========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements


1) Basis of Presentation
   ---------------------

   The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company"). Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

   These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1997 financial information to conform to the 1998 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1997 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2) New Accounting Standards
   ------------------------

   On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in an increase to net income of $1.7 million in the first quarter of 1998.

   Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

   FAS No. 125 was effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998, did not have a material effect on the Company's financial position or results of operations.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

          Condensed Notes to Consolidated Financial Statements (Continued)

3) Future Application of Accounting Standard
   -----------------------------------------

   In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. This statement is effective for 1999 financial statements, with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

4) Additional Information - Accumulated Other Comprehensive Income
   ---------------------------------------------------------------

   Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders) were as follows:

                                                         Three Months Ended
                                                             March 31,
    -------------------------------------------------------------------------
     (Millions)                                           1998        1997
    -------------------------------------------------------------------------
    Unrealized holding gains (losses) arising during
    the period (1)                                       $17.3       $(32.7)
    Less:  reclassification adjustment for gains and
    other items included in net income (2)                 7.2         14.2
    -------------------------------------------------------------------------
    Net unrealized gains (losses) on securities          $10.1       $(46.9)
    =========================================================================

  (1) Pretax unrealized holding gains (losses) arising during the period were $26.6 million and $(50.3) million for 1998 and 1997, respectively.

  (2) Pretax reclassification adjustments for gains and other items included in net income were $11.1 million and $21.9 million for 1998 and 1997, respectively.

5) Severance and Facilities Charges
   --------------------------------

   During 1996, the Company was allocated severance and facilities reserves from Aetna to reflect actions taken or to be taken to reduce the level of corporate expenses and other costs previously absorbed by Aetna's property-casualty operations.

   Also during 1996, the Company established severance and facilities reserves in the Financial Services and Individual Life Insurance segments to reflect actions taken or to be taken in order to make its businesses more competitive.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (Continued)


5) Severance and Facilities Charges (Continued)
   --------------------------------

   Activity for the three months ended March 31, 1998 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

    ---------------------------------------------------------
                                       Reserve     Positions
    ---------------------------------------------------------

    Balance at December 31, 1997        $ 20.8        361

    Actions taken (1)                      1.5         23
                                        ------        ----
       Balance at March 31, 1998        $ 19.3        338
    ---------------------------------------------------------

   (1) Includes $.7 million of severance-related actions and $.5 million of corporate allocation-related actions.

   The Company's severance actions are expected to be substantially completed by September 30, 1998. The corporate allocation actions were substantially completed in 1997.

6) Litigation
   ----------

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

7) Dividends
   ---------

   On January 30, 1998 the Company paid a $3.0 million dividend to HOLDCO. The additional amount of dividends that may be paid by the Company to HOLDCO in 1998 without prior approval by the Insurance Commissioner of the State of Connecticut is $74.6 million.

8) Other Matters
   -------------

   Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 has been reinsured externally. Beginning November 1, 1997, 90% of new business written on these products has been reinsured externally.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of March 31, 1998, and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /s/ KPMG PEAT MARWICK LLP


May 5, 1998
Hartford, Connecticut

Item 2. Management's Analysis of the Results of Operations

Consolidated Overview:
----------------------

                                                               Three Months Ended
                                                                  March  31,
                                                           --------------------------
Operating Summary (millions)                                  1998          1997
-------------------------------------------------------------------------------------
Premiums (1)                                              $    61.5    $    52.3
Charges assessed against policyholders                        127.3        109.7
Net investment income                                         262.0        267.8
Net realized capital (losses) gains                            (3.6)         5.0
Other income                                                    9.8          9.7
-------------------------------------------------------------------------------------
    Total revenue                                             457.0        444.5
-------------------------------------------------------------------------------------
Current and future benefits                                   272.2        272.0
Operating expenses                                             90.3         78.2
Amortization of deferred policy acquisition costs              32.6         19.9
-------------------------------------------------------------------------------------
    Total benefits and expenses                               395.1        370.1
-------------------------------------------------------------------------------------
Income before income taxes                                     61.9         74.4
Income taxes                                                   19.9         24.0
-------------------------------------------------------------------------------------
    Net income  (2)                                       $    42.0    $    50.4
=====================================================================================
Net realized capital (losses) gains,
net of tax (included above)                               $    (2.3)   $     3.2
=====================================================================================

-------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                             $   333.1    $   280.2
     Annuities--variable options                              907.1        818.1
     Individual Life Insurance                                131.1        120.5
                                 ----------------------------------------------------
    Total                                                 $ 1,371.3    $ 1,218.8
=====================================================================================
Assets under management: (3)
     Annuities--fixed options                             $12,069.9    $11,767.9
     Annuities--variable options (4)                       22,852.1     15,047.7
                                 ----------------------------------------------------
    Subtotal Annuities                                     34,922.0     26,815.6
   Other Investment Advisory (5)(6)                         4,343.0      2,102.8
                                 ----------------------------------------------------
   Financial Services                                      39,265.0     28,918.4
   Individual Life Insurance                                3,207.3      2,894.4
                                 ----------------------------------------------------
    Total                                                 $42,472.3    $31,812.8
=====================================================================================
Individual life insurance
coverage issued                                           $ 1,225.7    $ 1,393.8
=====================================================================================
Individual life insurance
coverage in force                                         $45,437.6    $42,923.9
=====================================================================================

(1) Includes $14.3 million and $16.4 million for the three months ended March 31, 1998 and 1997, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $1.7 million.

(3) Excludes net unrealized capital gains of $579.9 million and $50.1 million at March 31, 1998 and 1997, respectively.

(4) Includes $6,029.3 million and $4,888.9 million at March 31, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(5) The March 31, 1998 balance includes the transfer of $3,163.5 million of assets that were previously held by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

(6) The March 31, 1997 balance included $ 1,152.5 million of mutual fund assets for which the Company is no longer the investment advisor. The advisory agreement was transferred to an affiliate effective February 2, 1998.

Overview

The Company's net income for the three months ended March 31, 1998 decreased $8 million compared to the same period a year ago. Results for the three months ended March 31, 1998 include costs of $4 million related to Year 2000 remediation. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended March 31, 1998 increased $1 million, or 2%, from the same period a year ago, reflecting improved earnings from financial services products partially offset by a decrease in earnings from individual life products.

Assets under management, excluding approximately $3 billion in assets under management that were previously reported by an affiliate, increased by 24% primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders).

Of the $12.1 billion and $11.8 billion of fixed annuity assets under management at March 31, 1998 and 1997, 25% were fully guaranteed and 75% were experience rated. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.5% and 7.9% and the average annualized earned rate on investments supporting experience rated contracts was 8.0% and 8.1% for the three months ended March 31, 1998 and 1997, respectively. The average annualized credited rate on fully guaranteed contracts was 6.5% and 6.7% and the average annualized credited rate on experience rated contracts was 5.9% and 6.0% for each of the three months ended March 31, 1998 and 1997, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.0% and 1.2% and on experienced rated contracts was 2.1% for each of the three months ended March 31, 1998 and 1997, respectively.

Segment Results

Financial Services:
-------------------

                                                              Three Months Ended
                                                                 March 31,
                                                         --------------------------
Operating Summary (millions)                                   1998        1997
-----------------------------------------------------------------------------------
Premiums (1)                                               $    17.3    $    17.8
Charges assessed against policyholders                          77.6         57.5
Net investment income                                          213.7        217.6
Net realized capital (losses) gains                             (3.6)         4.6
Other income                                                     7.0          9.3
-----------------------------------------------------------------------------------
    Total revenue                                              312.0        306.8
-----------------------------------------------------------------------------------
Current and future benefits                                    173.8        179.3
Operating expenses                                              68.0         64.5
Amortization of deferred policy acquisition costs               24.0         13.8
-----------------------------------------------------------------------------------
    Total benefits and expenses                                265.8        257.6
-----------------------------------------------------------------------------------
Income before income taxes                                      46.2         49.2
Income taxes                                                    13.9         14.9
-----------------------------------------------------------------------------------
    Net income (2)                                         $    32.3    $    34.3
===================================================================================
Net realized capital (losses) gains,
net of tax (included above)                                $    (2.3)   $     3.0
===================================================================================

-----------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                              $   333.1    $   280.2
     Annuities--variable options                               907.1        818.1
                                  -------------------------------------------------
      Total                                                $ 1,240.2    $ 1,098.3
===================================================================================
Assets under management:  (3)
     Annuities--fixed options                              $12,069.9    $11,767.9
     Annuities--variable options (4)                        22,852.1     15,047.7
                                  -------------------------------------------------
      Subtotal Annuities                                    34,922.0     26,815.6
     Other Investment Advisory (5) (6)                       4,343.0      2,102.8
                                  -------------------------------------------------
      Total                                                $39,265.0    $28,918.4
===================================================================================

(1) Includes $14.3 million and $16.4 million for the three months ended March 31, 1998 and 1997, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $1.4 million and excludes any effect of Year 2000 costs recorded in 1998 which are not allocable to the segment.

(3) Excludes net unrealized capital gains of $496.3 million and $51.7 million at March 31, 1998 and 1997, respectively.

(4) Includes $6,029.3 million and $4,888.9 million at March 31, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(5) The March 31, 1998 balance includes the transfer of $3,163.5 million of assets that were previously held by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

(6) The March 31, 1997 balance included $ 1,152.5 million of mutual fund assets for which the Company is no longer the investment advisor. The advisory agreement was transferred to an affiliate effective February 2, 1998.

Net income in the financial services segment for the three months ended March 31, 1998 decreased $2 million compared to the same period a year ago. Excluding realized capital losses or gains, results for the three months ended March 31, 1998 increased $3 million, or 11% from the same period a year ago, reflecting increased fee income primarily from increased assets under management. Assets under management, excluding approximately $3 billion in assets under management that were previously reported by an affiliate, increased by 25% primarily due to appreciation in the stock market and additional net deposits.

Individual Life Insurance:
--------------------------

                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
Operating Summary (millions)                                   1998        1997
-------------------------------------------------------------------------------------
Premiums                                                   $    44.2   $    34.5
Charges assessed against policyholders                          49.7        52.2
Net investment income                                           48.3        50.2
Net realized capital gains                                        --         0.4
Other income                                                     2.8         0.4
-------------------------------------------------------------------------------------
    Total revenue                                              145.0       137.7
-------------------------------------------------------------------------------------
Current and future benefits                                     98.4        92.7
Operating expenses                                              16.0        13.7
Amortization of deferred policy acquisition costs                8.6         6.1
-------------------------------------------------------------------------------------
    Total benefits and expenses                                123.0       112.5
-------------------------------------------------------------------------------------
Income before income taxes                                      22.0        25.2
Income taxes                                                     8.2         9.1
=====================================================================================
    Net income  (1)                                        $    13.8   $    16.1
=====================================================================================
Net realized capital gains net of tax
(included above)                                           $      --   $     0.2
-------------------------------------------------------------------------------------
=====================================================================================

-------------------------------------------------------------------------------------

Deposits not included in premiums
above                                                      $   131.1   $   120.5
=====================================================================================

Assets under management  (2)                               $ 3,207.3   $ 2,894.4
=====================================================================================
Individual life insurance coverage
issued                                                     $ 1,225.7   $ 1,393.8
=====================================================================================
Individual life insurance coverage in
force                                                      $45,437.6   $42,923.9
=====================================================================================

(1) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $.3 million and excludes any effect of Year 2000 costs recorded in 1998 which are not allocable to the segment.

(2) Excludes net unrealized capital gains of $83.6 million and net unrealized capital losses of $1.6 million at March 31, 1998 and 1997, respectively.

Net income in the individual life insurance segment, excluding realized capital gains, for the three months ended March 31, 1998 decreased $2 million, or 13%, primarily due to lower earnings associated with sponsored life products, which are no longer marketed to new employer sponsors, and higher operating expenses attributable to business growth in other products.

Premiums and current and future benefits reflect offsetting amounts of $32.8 million and $22.5 million for the three months ended March 31, 1998 and 1997, respectively, related to the transition of the reinsurance agreement with Aetna Life Insurance Company from a modified coinsurance to a coinsurance arrangement.

General Account Investments
---------------------------

The Company's invested assets were comprised of the following:

                                                March 31,   December 31,
(Millions)                                        1998          1997
--------------------------------------------------------------------------
Debt securities, available for sale,
at fair value                                  $13,440.2     $13,463.8
Equity securities, available for sale:
   Nonredeemable preferred stock                    99.1         147.6
   Investment in affiliated mutual funds           156.3          83.0
   Common stock                                      4.5           0.6
Short-term investments                              35.1          95.6
Mortgage loans                                      12.8          12.8
Policy loans                                       480.1         469.6
                                              ---------------------------
     Total Investments                         $14,228.1     $14,273.0
=========================================================================


At March 31, 1998 and December 31, 1997, the Company's carrying value of investments in debt securities represented 94% of total general account invested assets. For the same periods, $10.7 billion, or 79% of total debt securities, supported experience rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 1998 and December 31, 1997 was AA-.

The percentage of total debt securities by quality rating category is as follows:

                                           March 31, 1998     December 31, 1997
--------------------------------------------------------------------------------
AAA                                             49.7%              48.3%
AA                                              10.5               10.4
A                                               21.2               21.7
BBB                                             12.3               12.9
BB                                               3.5                3.8
B and Below                                      2.8                2.9
                                           -------------------------------------
                                               100.0%             100.0%
                                           =====================================

---------------------------

The percentage of total debt securities investments by market sector is as follows:

                                             March 31, 1998    December 31, 1997
---------------------------------------------------------------------------------
U.S. Corporate Securities                         37.5%              37.4%
Residential Mortgage-Backed Securities            23.5               24.3
Foreign Securities - U.S. Dollar Denominated      10.6               12.4
U.S. Treasuries/Agencies                          11.7                9.6
Commercial/Multifamily Mortgage-Backed
Securities                                         9.2                8.6
Asset-Backed Securities                            7.5                7.7
                                             ------------------------------------
                                                 100.0%             100.0%
                                             ====================================

Year 2000
---------

During the first three months of 1998, the Company incurred $4 million of costs for company-owned systems and applications related to Year 2000 remediation. A large majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were not material in 1997. See "Year 2000" in the Company's 1997 Report on Form 10-K.

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


Item 5. Other Information.

Ratings
-------

The Company's ratings are as follows:

                                            Rating Agencies
                            ------------------------------------------------
                                                      Moody's
                                                     Investor
                             A.M. Best    Duff &     Service    Standard &
                                (1)     Phelps (2)      (2)      Poors (2)
                            ------------------------------------------------
    Claims paying rating
      on February 4, 1997       A+          AA+         Aa2         AA-
    Claims paying rating
      on May 6, 1998            A+          AA+         Aa3         AA-

(1)  Rating on review.

(2)  Rating on credit watch or review for possible downgrade.

On the heels of the announcement of Aetna's pending acquisition of New York Life Insurance Company's NYLCare health plans business, as is typical standard operating procedures, all of Aetna's ratings were placed on credit watch, until the rating agencies could do further analysis of the transaction.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
            (10) Material Contracts.

                 Amendment dated as of February 27, 1998 to the Aetna Inc. 1996 Stock Incentive Plan, incorporated by reference to Aetna Inc.'s Form 10-Q, as filed electronically on May 6, 1998 (Accession No. 0000950123-98-004554).

            (27) Financial Data Schedule.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                  (Registrant)


      May 12, 1998                  By  /s/   Deborah Koltenuk
---------------------------             -------------------------
        (Date)                          Deborah Koltenuk
                                        Vice President, Treasurer,
                                        and Corporate Controller
                                        (Chief Accounting Officer)