Form 10-Q
period 1998-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1998-08-12
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998           Commission file number   33-23376
                               -------------                                    --------

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Connecticut                                       71-0294708
--------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                    06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (ZIP Code)

Registrant's telephone number, including area code     (860) 273-0123
                                                      -----------------

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

                                                 Shares Outstanding
           Title of Class                        at July 31, 1998
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

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)



                                TABLE OF CONTENTS

                                                                              PAGE
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:
               Consolidated Statements of Income..............................  3
               Consolidated Balance Sheets....................................  4
               Consolidated Statements of Changes in Shareholder's Equity.....  5
               Consolidated Statements of Cash Flows..........................  6
               Condensed Notes to Consolidated Financial Statements...........  7
            Independent Auditors' Review Report............................... 12

   Item 2.  Management's Analysis of the Results of Operations................ 13

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................. 21

   Item 5.  Other Information................................................. 21

   Item 6.  Exhibits and Reports on Form 8-K.................................. 22

Signatures  .................................................................. 23

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                                 Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                              --------------------------     -------------------------
                                                                 1998          1997             1998          1997
                                                                 ----          ----             ----          ----
Revenue:
  Premiums                                                      $   17.1      $   16.4         $   34.4      $   34.2
  Charges assessed against policyholders                            84.4          60.4            162.0         117.9
  Net investment income                                            214.5         218.0            428.2         435.6
  Net realized capital gains                                        10.2           3.6              6.6           8.1
  Other income                                                       7.0           7.4             14.0          16.9
                                                              ------------  ------------     -----------   -----------
        Total revenue                                              333.2         305.8            645.2         612.7

Benefits and expenses:
  Current and future benefits                                      174.2         176.9            348.0         356.3
  Operating expenses                                                76.2          70.0            150.5         134.5
  Amortization of deferred policy acquisition costs                 26.8          19.1             50.8          32.8
                                                              ------------  ------------     -----------   -----------
       Total benefits and expenses                                 277.2         266.0            549.3         523.6

                                                              ------------  ------------     -----------   -----------
Income from continuing operations before income taxes               56.0          39.8             95.9          89.1

  Income taxes                                                      16.5          10.4             28.2          25.4
                                                              ------------  ------------     -----------   -----------

Income from continuing operations                                   39.5          29.4             67.7          63.7
Income from discontinued operations, net of tax                     23.5          13.7             37.3          29.8
                                                              ------------  ------------     -----------   -----------

   Net income                                                   $   63.0      $   43.1         $  105.0      $   93.5
                                                              ============  ============     ===========   ===========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                 June 30, 1998    December 31, 1997
                                                                 -------------    -----------------
                              Assets
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,536.4 and $12,912.2)                      $13,136.3       $13,463.8
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost: $91.2 and  $131.7)              99.9           147.6
    Investment in affiliated mutual funds (cost:  $135.1 and $78.1)     147.6            83.0
    Common stock (cost:  $0.3 and $0.2)                                   1.9             0.6
  Short-term investments                                                 81.4            95.6
  Mortgage loans                                                         12.7            12.8
  Policy loans                                                          498.7           469.6
                                                                    ---------       ---------
       Total investments                                             13,978.5        14,273.0
Cash and cash equivalents                                             1,058.2           565.4
Short-term investments under securities loan agreement                  706.4              -
Accrued investment income                                               159.3           163.0
Premiums due and other receivables                                       86.3            63.7
Deferred policy acquisition costs                                     1,711.6         1,654.6
Reinsurance loan to affiliate                                           317.5           397.2
Other assets                                                             60.0            46.8
Separate accounts assets                                             26,968.4        22,982.7
                                                                    ---------       ---------
       Total assets                                                 $45,046.2       $40,146.4
                                                                    =========       =========

               Liabilities and Shareholder's Equity
Liabilities:
  Future policy benefits                                            $ 3,832.1       $ 3,785.7
  Unpaid claims and claim expenses                                       28.7            38.0
  Policyholders' funds left with the Company                         11,083.8        11,121.5
                                                                    ---------       ---------
       Total insurance reserve liabilities                           14,944.6        14,945.2
  Payables under securities loan agreement                              706.4              -
  Other liabilities                                                     378.7           312.8
  Income taxes:
    Current                                                              23.9            12.4
    Deferred                                                             88.9            72.0
  Separate accounts liabilities                                      26,955.5        22,970.0
                                                                    ---------       ---------
       Total liabilities                                             43,098.0        38,312.4
                                                                    ---------       ---------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                      2.8             2.8
  Paid-in capital                                                       418.0           418.0
  Accumulated other comprehensive income                                104.4            92.9
  Retained earnings                                                   1,423.0         1,320.3
                                                                    ---------       ---------
       Total shareholder's equity                                     1,948.2         1,834.0
                                                                    ---------       ---------
         Total liabilities and shareholder's equity                 $45,046.2       $40,146.4
                                                                    =========       =========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                    1998        1997
                                                    ----        ----

Shareholder's equity, beginning of period         $1,834.0    $1,609.5

Comprehensive income
   Net income                                        105.0        93.5
   Other comprehensive income, net of tax
      Unrealized gains on securities ($17.7,
        $0.2, pretax, respectively )                  11.5         0.1
                                                  --------    ---------
Total comprehensive income                           116.5        93.6
                                                  --------    ---------


Other changes                                          0.7         3.3

Common stock dividends                                (3.0)       (5.3)
                                                  --------    ---------

Shareholder's equity, end of period               $1,948.2    $1,701.1
                                                  ========    =========


See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                          Six Months Ended June 30,
                                                                       ------------------------------
                                                                         1998          1997
                                                                         ----          ----
Cash Flows from Operating Activities:
         Net income                                                    $   105.0    $    93.5
         Adjustments to reconcile net income to net cash provided by
          (used for) operating activities:
         Decrease (increase)  in accrued investment income                   3.7         (1.6)
         Decrease (increase) in premiums due and other receivables          24.5        (16.8)
         Increase in policy loans                                          (29.1)       (30.9)
         Increase in deferred policy acquisition costs                     (57.0)       (78.3)
         Decrease in reinsurance loan to affiliate                          79.7        102.7
         Net increase in universal life account balances                   177.5        156.8
         Decrease in other insurance reserve liabilities                  (159.0)       (97.7)
         Net decrease in other liabilities and other assets                 (9.9)       (76.3)
         Increase in income taxes                                           27.1          3.0
         Net accretion of discount on investments                          (26.5)       (34.9)
         Net realized capital gains                                         (7.9)        (9.1)
                                                                       ----------   ----------
               Net cash provided by operating activities                   128.1         10.4
                                                                       ----------   ----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                           3,859.7      2,274.8
            Equity securities                                               59.1         30.5
            Mortgage loans                                                   0.1          0.1
         Investment maturities and repayments of:
            Debt securities available for sale                             799.1        716.1
            Short-term investments                                          89.8         10.4
         Cost of investment purchases in:
            Debt securities available for sale                          (4,237.4)    (2,699.5)
            Equity securities                                              (71.8)       (37.5)
            Short-term investments                                         (75.4)      (107.6)
                                                                       ----------   ----------
               Net cash  provided by investing activities                  423.2        187.3
                                                                       ----------   ----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts           776.2        819.4
         Withdrawals of investment contracts                              (833.0)      (607.2)
         Capital Contribution to Separate Account                              -        (25.0)
         Return of capital from Separate Account                             1.3            -
         Dividends paid to shareholder                                      (3.0)        (5.3)
                                                                       ----------   ----------
               Net cash (used for) provided by financing activities        (58.5)       181.9
                                                                       ----------   ----------

Net increase in cash and cash equivalents                                  492.8        379.6
Cash and cash equivalents, beginning of period                             565.4        459.1
                                                                       ----------   ----------

Cash and cash equivalents, end of period                               $ 1,058.2    $   838.7
                                                                       ==========   ==========

Supplemental cash flow information:
    Income taxes paid, net                                             $    28.2    $    44.6
                                                                       ==========   ==========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1)    Basis of Presentation

     The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company"). The Company has agreed to sell its individual life insurance operations to Lincoln National Corporation ("Lincoln") and accordingly, they are classified as Discontinued Operations. (Please refer to Note 2 below). Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

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

2)   Discontinued Operations - Individual Life Insurance

     On May 21, 1998, the Company agreed to sell its domestic individual life insurance business to Lincoln for approximately $1 billion in cash. The operating results of the individual life business are presented as Discontinued Operations. Results of the Discontinued Operations will be included in the Company's net income until the completion of the sale. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln will contractually assume from the Company certain policyholder liabilities and obligations, although the Company will remain directly obligated to policyholders. Future policy benefit insurance reserves were approximately $3 billion as of June 30, 1998. Assets related to and supporting the life policies will be transferred to Lincoln and the Company will record a reinsurance receivable from Lincoln. The transaction is expected to result in an after-tax gain of approximately $170 million, of which a significant portion will be deferred and amortized over approximately 15 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company and the remaining related deferred acquisition cost at the closing date.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (Continued)

2)   Discontinued Operations - Individual Life Insurance (continued)

     Completion of the sale, which is anticipated to occur in the fall of 1998, is subject to state regulatory approvals and other customary conditions. In July 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act.

     Revenues for the individual life segment were $135.7 million and $165.9 million for the second quarters of 1998 and 1997, respectively, and $280.7 million and $303.6 million for the six months ended June 30, 1998 and 1997, respectively. Net income was $23.5 million and $13.7 million for the second quarters of 1998 and 1997, respectively, and $37.3 million and $29.8 million for the six months ended June 30, 1998 and 1997, respectively.

3)   New Accounting Standards

     On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in an increase to net income of $1.7 million and $3.4 million for the three and six months ended June 30, 1998, respectively.

    Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

    FAS No. 125 was effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (Continued)

4)   Future Application of Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective at the beginning of 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

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

(5)  Financial Instruments

     The Company engages in hedging activities to manage interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments such as treasury futures. (See General Account Investments on page 20 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Notes to the Financial Statements in the Company's 1997 Annual Report on Form 10-K for a description of the Company's hedging activities). The notional amounts, carrying values and estimated fair values of the Company's open treasury futures as of June 30, 1998 are $1,782.4 million, ($3.0) million, and ($3.0) million, respectively. These open treasury futures are related to hedging the interest rate risk on the assets supporting the individual life business that is expected to be sold to Lincoln. (See Note 2 above for further discussion on the sale of the individual life business).

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (Continued)

(6)  Additional Information - Accumulated Other Comprehensive Income

     Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience rated contractholders) were as follows:

                                                                     Six Months Ended June 30,
       ---------------------------------------------------------------------------------------
        (Millions)                                                      1998         1997
       ---------------------------------------------------------------------------------------
       Unrealized holding gains arising during the period (1)           $33.9        $28.7
       Less:  reclassification adjustments for amortization of net
       investment discounts and gains included in net income (2)         22.4         28.6
       ---------------------------------------------------------------------------------------
       Net unrealized gains on securities                               $11.5        $ 0.1
       =======================================================================================

     (1) Pretax unrealized holding gains arising during the period were $52.1 million and $44.2 million for 1998 and 1997, respectively.

     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $34.4 million and $44.0 million for 1998 and 1997, respectively.

(7)  Severance and Facilities Charges

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

     Activity for the six months ended June 30, 1998 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

       -------------------------------------------------------------------
                                                  Reserve       Positions
       -------------------------------------------------------------------

       Balance at December 31, 1997               $ 20.8           361
       Actions taken (1)                            (7.2)          (63)
                                                  ------          -----
          Balance at June 30, 1998                $ 13.6           298
       -------------------------------------------------------------------

     (1) Includes $5.3 million of severance-related actions and $1.4 million of corporate allocation-related actions.

     The Company's severance actions are expected to be substantially completed by September 30, 1998. The corporate allocation actions were substantially completed in 1997.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (Continued)

(8)  Litigation

     The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, it is not expected to result in a liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

(9)  Dividends

     On January 30, 1998, the Company paid a $3.0 million dividend to HOLDCO. The additional amount of dividends that may be paid by the Company to HOLDCO in 1998 without prior approval by the Insurance Commissioner of the State of Connecticut is $74.6 million.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                       /s/ KPMG Peat Marwick LLP

Hartford, Connecticut
August 4, 1998

Item 2.      Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of Aetna Life Insurance and Annuity Company and its subsidiary (collectively, the "Company") for the three and six months ended June 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

Consolidated Overview

Sale of Domestic Individual Life Insurance Business

On May 21, 1998, the Company agreed to sell its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for approximately $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln will contractually assume from the Company certain policyholder liabilities and obligations, although the Company will remain directly obligated to policyholders. Future policy benefit insurance reserves were approximately $3 billion as of June 30, 1998. Assets related to and supporting the life policies will be transferred to Lincoln and the Company will record a reinsurance receivable from Lincoln. The transaction is expected to result in an after-tax gain of approximately $170 million, of which a significant portion will be deferred and amortized over approximately 15 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company and the remaining related deferred acquisition costs at the closing date.

Completion of the sale, which is anticipated to occur in the fall of 1998, is subject to state regulatory approvals and other customary conditions. In July 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act.

Aetna expects to use the proceeds from the sale to finance a portion of the purchase price of the NYLCare health business. The remaining proceeds are expected to be used for general corporate purposes, including internal growth, acquisitions and share repurchases.

Operating Summary:

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------------------------------------
                                                      1998          1997           1998         1997
(Millions)
---------------------------------------------------------------------------------------------------------
Premiums (1)                                       $   17.1      $   16.4       $   34.4      $   34.2
Charges assessed against policyholders                 84.4          60.4          162.0         117.9
Net investment income                                 214.5         218.0          428.2         435.6
Net realized capital gains                             10.2           3.6            6.6           8.1
Other income                                            7.0           7.4           14.0          16.9
---------------------------------------------------------------------------------------------------------
      Total revenue                                   333.2         305.8          645.2         612.7
---------------------------------------------------------------------------------------------------------
Current and future benefits                           174.2         176.9          348.0         356.3
Operating expenses                                     76.2          70.0          150.5         134.5
Amortization of deferred policy acquisition costs      26.8          19.1           50.8          32.8
---------------------------------------------------------------------------------------------------------
      Total benefits and expenses                     277.2         266.0          549.3         523.6
---------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                        56.0          39.8           95.9          89.1
Income taxes                                           16.5          10.4           28.2          25.4
---------------------------------------------------------------------------------------------------------
Income from continuing operations                      39.5          29.4           67.7          63.7
Income from discontinued operations, net of tax        23.5          13.7           37.3          29.8
---------------------------------------------------------------------------------------------------------
      Net income (2)                               $   63.0      $   43.1       $  105.0      $   93.5
=========================================================================================================
Net realized capital gains, net of tax
   (included above)                                $    6.6      $    2.3       $    4.3      $    5.3
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                      $  275.6      $  298.4       $  608.7      $  578.6
     Annuities--variable options                      947.5         796.2        1,854.6       1,614.3
     Discontinued Operations                          129.6         117.3          260.7         237.8
                                                 --------------------------------------------------------
      Total                                        $1,352.7      $1,211.9       $2,724.0      $2,430.7
=========================================================================================================
Assets under management:  (3)
     Annuities--fixed options                                                $  11,947.1     $11,898.1
     Annuities--variable options  (4)                                           23,932.5      17,527.1
                                                                             ---------------------------
      Subtotal Annuities                                                        35,879.6      29,425.2
     Other Investment Advisory (5) (6)                                           4,442.3       2,211.0
                                                                             ---------------------------
     Financial Services                                                         40,321.9      31,636.2
     Discontinued Operations                                                     3,267.0       2,987.0
                                                                             ---------------------------
      Total                                                                  $  43,588.9     $34,623.2
========================================================================================================
Discontinued Operations - coverage issued                                    $   2,091.3     $ 2,523.0
========================================================================================================
Discontinued Operations - coverage in force                                  $  45,530.7     $43,278.0
========================================================================================================

(1) Includes $13.7 million and $28.0 million for the three and six months ended June 30, 1998, respectively, and $13.7 million and $30.1 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Net income for the three and six months ended June 30, 1998 includes a net benefit from capitalizing internal-use software of $1.7 million and $3.4 million, respectively.

(3) Excludes net unrealized capital gains of $599.9 million and $318.0 million at June 30, 1998 and 1997, respectively.

(4) Includes $6,603.3 million and $6,017.6 million at June 30, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(5) The June 30, 1998 balance includes the transfer of $3,163.5 million of assets that were previously held by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

(6) The June 30, 1997 balance included $1,189.0 million of mutual fund assets for which the Company is no longer the investment advisor. The advisory agreement was transferred to an affiliate effective February 2, 1998.

Operating Summary:  (continued)

The Company's net income for the second quarter of 1998 increased $20 million compared to the same period a year ago. Net income for the six months ended June 30, 1998 increased $12 million compared to the same period in 1997. Net income includes income from individual life insurance operations ("Discontinued Operations") of $24 million and $14 million for the second quarters of 1998 and 1997, respectively, and of $37 million and $30 million for the six months ended June 30, 1998 and 1997, respectively.

The Company reported income from continuing operations for the second quarters of 1998 and 1997 of $40 million and $29 million, respectively, and, for the six months ended June 30, 1998 and 1997, $68 million and $64 million, respectively. Results include Year 2000 remediation costs of $5 million (after tax) for the second quarter of 1998 and $9 million (after tax) for the six months ended June 30, 1998, which are not allocable to the business segments. Excluding Year 2000 costs and net realized capital gains, results for the second quarter of 1998 increased $11 million, or 42%, compared to the second quarter of 1997. Results for the six months ended June 30, 1998 increased $15 million, or 25%, from the same period a year ago.

Assets under management increased by 21%, net of transfers (see Notes 5 and 6 to the Consolidated Operating Summary table), primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders).

Of the $11.9 billion of fixed annuity assets under management at June 30, 1998 and 1997, 26% and 24%, respectively, were fully guaranteed and 74% and 76%, respectively, were experience rated. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.5% and 7.8%; and, the average annualized earned rate on investments supporting experience rated contracts was 7.9% and 8.0% for the six months ended June 30, 1998 and 1997, respectively. The average annualized credited rate on fully guaranteed contracts was 6.5% and 6.7%; and, the average annualized credited rate on experience rated contracts was 5.8% and 5.9% for each of the six months ended June 30, 1998 and 1997, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.0% and 1.1% and, on experienced rated contracts, was 2.1% for each of the six months ended June 30, 1998 and 1997, respectively.

Financial Services

Operating Summary:

                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                        --------------------------------------------------------
                                                             1998           1997        1998              1997
(Millions)
----------------------------------------------------------------------------------------------------------------
Premiums (1)                                               $  17.1       $   16.4   $    34.4         $    34.2
Charges assessed against policyholders                        84.4           60.4       162.0             117.9
Net investment income                                        214.5          218.0       428.2             435.6
Net realized capital gains                                    10.2            3.6         6.6               8.1
Other income                                                   7.0            7.4        14.0              16.9
----------------------------------------------------------------------------------------------------------------
      Total revenue                                          333.2          305.8       645.2             612.7
----------------------------------------------------------------------------------------------------------------
Current and future benefits                                  174.2          176.9       348.0             356.3
Operating expenses                                            68.7           70.0       136.7             134.5
Amortization of deferred policy acquisition costs             26.8           19.1        50.8              32.8
----------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                            269.7          266.0       535.5             523.6
----------------------------------------------------------------------------------------------------------------
Income before income taxes                                    63.5           39.8       109.7              89.1
Income taxes                                                  19.1           10.4        33.0              25.4
----------------------------------------------------------------------------------------------------------------
      Net income (2)                                       $  44.4       $   29.4   $    76.7         $    63.7
================================================================================================================
Net realized capital gains, net of tax (included above)    $   6.6       $    2.3   $     4.3         $     5.3
================================================================================================================

----------------------------------------------------------------------------------------------------------------
Deposits not included in premiums above:
     Annuities--fixed options                              $ 275.6       $  298.4   $   608.7         $   578.6
     Annuities--variable options                             947.5          796.2     1,854.6           1,614.3
                                                        --------------------------------------------------------
         Total                                             $1,223.1      $1,094.6   $ 2,463.3         $ 2,192.9
================================================================================================================
Assets under management:  (3)
     Annuities--fixed options                                                       $11,947.1         $11,898.1
     Annuities--variable options  (4)                                                23,932.5          17,527.1
                                                                                    ----------------------------
         Subtotal Annuities                                                          35,879.6          29,425.2
     Other Investment Advisory  (5) (6)                                               4,442.3           2,211.0
                                                                                    ----------------------------
         Total                                                                      $40,321.9         $31,636.2
================================================================================================================

(1) Includes $13.7 million and $28.0 million for the three and six months ended June 30, 1998, respectively, and $13.7 million and $30.1 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Net income for the three and six months ended June 30, 1998 includes a net benefit from capitalizing internal-use software of $1.3 million and $2.7 million, respectively, and excludes any effect of Year 2000 costs recorded in 1998 which are not allocable to the segment.

(3) Excludes net unrealized capital gains of $507.0 million and $277.7 million at June 30, 1998 and 1997, respectively.

(4) Includes $6,603.3 million and $6,017.6 million at June 30, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.

(5) The June 30, 1998 balance includes the transfer of $3,163.5 million of assets that were previously held by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.

(6) The June 30, 1997 balance included $ 1,189.0 million of mutual fund assets for which the Company is no longer the investment advisor. The advisory agreement was transferred to an affiliate effective February 2, 1998.

Net income in the financial services segment for the second quarter of 1998 increased $15 million compared to the second quarter of 1997; and, net income for the six months ended June 30, 1998 increased $13 million compared to the same period a year ago. Excluding net realized capital gains, results for the second quarter of 1998 increased $11 million, or 42%, from the second quarter a year ago; and, results for the six months ended June 30, 1998 increased $15 million, or 25%, over the same period in 1997. The 1998 results reflect increased fee income primarily from increased assets under management.

Assets under management increased by 22%, net of transfers (see Notes 5 and 6 to the Consolidated Operating Summary table), primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders).

Discontinued Operations - Individual Life Insurance

Amounts reflected in the table below are summarized on the line, "Income from discontinued operations, net of tax", in the Operating Summary table of the Consolidated Overview section.

Operating Summary:

                                                      Three Months Ended June 30,  Six Months Ended June 30,
                                                       ------------------------------------------------
(Millions)                                                  1998      1997           1998         1997
-------------------------------------------------------------------------------------------------------
Premiums                                                  $ 33.6     $ 63.2     $    77.8     $    97.7
Charges assessed against policyholders                      53.7       52.4         103.4         104.6
Net investment income                                       49.2       49.6          97.5          99.8
Net realized capital gains                                   1.4        0.6           1.4           1.0
Other income                                                (2.2)       0.1            .6           0.5
-------------------------------------------------------------------------------------------------------
      Total revenue                                        135.7      165.9         280.7         303.6
-------------------------------------------------------------------------------------------------------
Current and future benefits                                 72.1      116.1         170.5         208.8
Operating expenses                                          13.4       14.6          29.4          28.3
Amortization of deferred policy acquisition costs           12.5       13.4          21.1          19.5
-------------------------------------------------------------------------------------------------------
      Total benefits and expenses                           98.0      144.1         221.0         256.6
-------------------------------------------------------------------------------------------------------
Income before income taxes                                  37.7       21.8          59.7          47.0
Income taxes                                                14.2        8.1          22.4          17.2
-------------------------------------------------------------------------------------------------------
      Net income  (1)                                     $ 23.5     $ 13.7     $    37.3     $    29.8
=======================================================================================================
Net realized capital gains net of tax  (included above)   $  0.9     $  0.4     $     0.9     $     0.6
=======================================================================================================

-------------------------------------------------------------------------------------------------------

Deposits not included in premiums above                   $129.6     $117.3     $   260.7     $   237.8
=======================================================================================================

Assets under management  (2)                                                    $ 3,267.0     $ 2,987.0
=======================================================================================================
Individual life insurance coverage issued                                       $ 2,091.3     $ 2,523.0
=======================================================================================================
Individual life insurance coverage in force                                     $45,530.7     $43,278.0
=======================================================================================================

(1) Net income for the three and six months ended June 30, 1998 includes a net benefit from capitalizing internal-use software of $.4 million and $.7 million, respectively, and excludes any effect of Year 2000 costs recorded in 1998 which are not allocable to the segment.

(2) Excludes net unrealized capital gains of $92.9 million and $40.3 million at June 30, 1998 and 1997, respectively.

Excluding realized capital gains, Discontinued Operations' net income increased $9 million, or 70%, for the second quarter of 1998 compared to the second quarter a year ago; and, net income for the six months ended June 30, 1998 increased $7 million, or 25%, compared to the same period a year ago. Earnings for the three and six months ended June 30, 1998 increased primarily due to favorable mortality experience.

Premiums and current and future benefits reflect offsetting amounts of $56 million and $75 million for the six months ended June 30, 1998 and 1997, respectively, related to the transition of the reinsurance agreement with Aetna Life Insurance Company from a modified coinsurance to a coinsurance arrangement.

The Company's agreement to sell its domestic individual life insurance business to Lincoln includes the business in force as well as access to a managing general agent and brokerage distribution channel. The transaction is generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, sponsored life, corporate-owned life insurance and pension life. Pension life results which are not material to the individual life insurance business are reported in Financial Services and not included in the following sentence. Net income from Discontinued Operations, excluding net realized capital gains in all periods, was $23 million for the second quarter of 1998 compared to $13 million for the second quarter of 1997 and $36 million for the first six months of 1998 compared to $29 million for the same period in 1997, as well as, $64 million for the year ended December 31, 1997.

General Account Investments

The Company's invested assets were comprised of the following:

                                                              June 30,         December 31,
(Millions)                                                      1998               1997
-------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value            $13,136.3         $13,463.8
Equity securities, available for sale:
    Nonredeemable preferred stock                                  99.9             147.6
    Investment in affiliated mutual funds                         147.6              83.0
    Common stock                                                    1.9               0.6
Short-term investments                                             81.4              95.6
Mortgage loans                                                     12.7              12.8
Policy loans                                                      498.7             469.6
                                                             ------------------------------
     Total Investments                                        $13,978.5      $   14,273.0
===========================================================================================

At June 30, 1998 and December 31, 1997, the Company's carrying value of investments in debt securities represented 94% of total general account invested assets. For the same periods, $10.3 billion, or 79% of total debt securities, supported experience rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 1998 and December 31, 1997 was AA-.

The percentage of total debt securities by quality rating category is as follows:

                                         June 30, 1998            December 31, 1997
-----------------------------------------------------------------------------------
AAA                                            44.0%                     48.3%
AA                                             11.1                      10.4
A                                              23.4                      21.7
BBB                                            13.9                      12.9
BB                                              4.2                       3.8
B and Below                                     3.4                       2.9
                                     ----------------------------------------------
                                              100.0%                    100.0%
                                     ==============================================

The percentage of total debt securities investments by market sector is as follows:

                                                   June 30, 1998      December 31, 1997
---------------------------------------------------------------------------------------
U.S. Corporate Securities                              41.8%                37.4%
Residential Mortgage-Backed Securities                 23.5                 24.3
Foreign Securities - U.S. Dollar Denominated           11.8                 12.4
Commercial/Multifamily Mortgage-Backed Securities       9.8                  8.6
Asset-Backed Securities                                 7.4                  7.7
U.S. Treasuries/Agencies                                5.7                  9.6
                                                   ------------------------------------
                                                      100.0%               100.0%
                                                   ====================================

Year 2000

Year 2000 remediation costs incurred for company-owned systems and applications were $5 million (after tax) for the second quarter of 1998 and $9 million (after tax) for the six months ending June 30, 1998. A large majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were not material in 1997. See "Year 2000" in the Company's 1997 Report on Form 10-K for more detail.

Forward-Looking Information/Risk Factors

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important risk factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions.

See "Other Matters/Regulation" and "Other Matters/Forward Looking" in the Company's 1997 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

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

Item 5.    Other Information.

Ratings

Following the announcement of Aetna's agreement to acquire New York Life Insurance Company's NYLCare health plans business (which closed in July 1998), as is typical standard operating procedures, all of Aetna's ratings were placed on credit watch, until the rating agencies could do further analysis of the transaction. In July of 1998, all of the agencies completed their annual review of the Company with the exception of A.M. Best. Moody's and Standard & Poors reaffirmed their ratings and removed their credit watch status. Duff & Phelps has maintained their rating watch pending the completion of the sale of the domestic individual life business to Lincoln. A.M. Best's rating is pending until completion of their review.

The Company's ratings are as follows:

                                                    Rating Agencies
                              ------------------------------------------------------------
                                A.M. Best   Duff & Phelps       Moody's         Standard &
                                                            Investor Service      Poors
                              ------------------------------------------------------------
Claims paying rating on
  May 6, 1998   (1)                A+           AA+              Aa3              AA-
Claims paying rating on
  August 4, 1998  (2)              A+           AA+              Aa3              AA-

      (1) As of May 6, 1998, A.M. Best ratings were on review and Standard &
          Poors, Moody's Investor Service and Duff & Phelps ratings were on credit watch or review for possible downgrade.

      (2) As of August 4, 1998, A.M. Best ratings are on review and Duff &
          Phelps ratings are on credit watch for possible downgrade.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 (10)  Material Contracts.

                       Amended and Restated Asset Purchase Agreement by and among Aetna Life Insurance Company, Aetna Life
                       Insurance and Annuity Company, The Lincoln National
                       Life Insurance Company and Lincoln Life & Annuity Company of New York, dated May 21, 1998. (The Company will provide to the Securities and Exchange Commission a copy of omitted schedules or similar attachments upon request.)

                 (27)  Financial Data Schedule.

           (b)   Reports on Form 8-K

                 The Company filed a report on Form 8-K on May 21, 1998 related to the sale of its domestic individual live insurance business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AETNA LIFE INSURANCE AND ANNUITY COMPANY
                               ----------------------------------------
                               (Registrant)



      August 12, 1998         /s/  Deborah Koltenuk
-------------------------        ---------------------------------
        (Date)                     Deborah Koltenuk
                                   Vice President, Treasurer,
                                   and Corporate Controller
                                   (Chief Accounting Officer)