Form 10-Q
period 1998-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1998-11-13
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the quarterly period ended
          September 30, 1998                   Commission file number 33-23376
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

                   Yes     X               No
                      ----------              ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                           at October 31, 1998
--------------                                           ---------------------
Common Stock,
 par value $50                                                 55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements:
               Consolidated Statements of Income............................   3
               Consolidated Balance Sheets..................................   4
               Consolidated Statements of Changes in Shareholder's Equity...   5
               Consolidated Statements of Cash Flows........................   6
               Condensed Notes to Consolidated Financial Statements.........   7
            Independent Auditors' Review Report.............................  12

   Item 2.  Management's Analysis of the Results of Operations..............  13

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................  22

   Item 5.  Other Information...............................................  22

   Item 6.  Exhibits and Reports on Form 8-K................................  22

Signatures  ................................................................  23

PART I.           FINANCIAL INFORMATION

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                    --------------------------------     --------------------------------
                                                         1998             1997                1998             1997
                                                    ---------------  ---------------     ---------------  ---------------
Revenue:
  Premiums                                              $   20.1         $   19.2            $   54.5         $   53.4
  Charges assessed against policyholders                    81.3             70.6               243.3            188.5
  Net investment income                                    217.2            218.7               645.4            654.3
  Net realized capital gains                                 2.7              6.6                 9.3             14.7
  Other income                                               8.2             11.3                22.2             28.2
                                                        --------         --------            --------         --------
        Total revenue                                      329.5            326.4               974.7            939.1

Benefits and expenses:
  Current and future benefits                              181.7            189.3               529.7            545.6
  Operating expenses                                        76.5             69.8               227.0            204.3
  Amortization of deferred policy acquisition costs         28.6             24.5                79.4             57.3
                                                        --------         --------            --------         --------
       Total benefits and expenses                         286.8            283.6               836.1            807.2
                                                        --------         --------            --------         --------

Income from continuing operations before income
  taxes                                                     42.7             42.8               138.6            131.9

  Income taxes                                               9.5             10.6                37.7             36.0
                                                        --------         --------            --------         --------

Income from continuing operations                           33.2             32.2               100.9             95.9
Income from discontinued operations, net of tax             24.5             19.2                61.8             49.0
                                                        --------         --------            --------         --------

   Net income                                           $   57.7         $   51.4            $  162.7         $  144.9
                                                        ========         ========            ========         ========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                         September 30, 1998     December 31, 1997
                                                                         ------------------     -----------------
Assets
------
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $11,655.7 and $12,912.2)                               $ 12,207.9             $  13,463.8
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost: $71.4 and  $131.7)                        73.9                   147.6
    Investment in affiliated mutual funds (cost:  $119.9 and $78.1)               116.3                    83.0
    Common stock (cost:  $0.3 and $0.2)                                             1.4                     0.6
  Short-term investments                                                           23.1                    95.6
  Mortgage loans                                                                   12.7                    12.8
  Policy loans                                                                    521.5                   469.6
                                                                            -----------             -----------
       Total investments                                                       12,956.8                14,273.0

Cash and cash equivalents                                                       2,212.3                   565.4
Short-term investments under securities loan agreement                            652.9                     -
Accrued investment income                                                         165.3                   163.0
Income taxes receivable                                                            10.0                     -
Premiums due and other receivables                                                 68.8                    63.7
Deferred policy acquisition costs                                               1,734.3                 1,654.6
Reinsurance loan to affiliate                                                     261.5                   397.2
Other assets                                                                       50.9                    46.8
Separate Accounts assets                                                       24,773.6                22,982.7
                                                                             ----------             -----------

       Total assets                                                          $ 42,886.4             $  40,146.4
                                                                             ==========             ===========

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Future policy benefits                                                     $  3,767.6             $   3,785.7
  Unpaid claims and claim expenses                                                 34.0                    38.0
  Policyholders' funds left with the Company                                   11,230.1                11,121.5
                                                                             ----------             -----------
       Total insurance reserve liabilities                                     15,031.7                14,945.2
  Payables under securities loan agreement                                        652.9                     -
  Other liabilities                                                               352.4                   312.8
  Income taxes:
    Current                                                                         -                      12.4
    Deferred                                                                      100.9                    72.0
  Separate Accounts liabilities                                                24,760.8                22,970.0
                                                                             ----------             -----------
         Total liabilities                                                     40,898.7                38,312.4
                                                                             ----------             -----------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                2.8                     2.8
  Paid-in capital                                                                 418.0                   418.0
  Accumulated other comprehensive income                                           86.1                    92.9
  Retained earnings                                                             1,480.8                 1,320.3
                                                                             ----------             -----------
         Total shareholder's equity                                             1,987.7                 1,834.0
                                                                             ----------             -----------

     Total liabilities and shareholder's equity                              $ 42,886.4             $  40,146.4
                                                                             ==========             ===========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                             Nine Months Ended September 30,
                                                         --------------------------------------
                                                                1998                 1997
                                                         -----------------    -----------------
Shareholder's equity, beginning of period                     $1,834.0             $1,609.5

Comprehensive income
   Net income                                                    162.7                144.9
   Other comprehensive income, net of tax
      Unrealized (losses) gains on securities ($(10.5),
        $55.7, pretax, respectively )                             (6.8)                36.2
                                                              --------             --------
Total comprehensive income                                       155.9                181.1
                                                              --------             --------


Other changes                                                      0.8                  3.7

Common stock dividends                                            (3.0)                (8.3)
                                                              --------             --------

Shareholder's equity, end of period                           $1,987.7             $1,786.0
                                                              ========             ========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                          Nine Months Ended September 30,
                                                                        --------------------------------------
                                                                              1998                 1997
                                                                        -----------------    -----------------

Cash Flows from Operating Activities:
         Net income                                                        $    162.7           $    144.9
         Adjustments to reconcile net income to net cash provided by
          (used for) operating activities:
         Increase  in accrued investment income                                  (2.3)                (24.0)
         Decrease (increase) in premiums due and other receivables               23.8                  (8.8)
         Increase in policy loans                                               (51.9)                (54.4)
         Increase in deferred policy acquisition costs                          (79.7)               (105.3)
         Decrease in reinsurance loan to affiliate                              135.7                 153.9
         Net increase in universal life account balances                        176.9                 224.1
         Decrease in other insurance reserve liabilities                       (148.7)               (165.5)
         Net decrease in other liabilities and other assets                     (96.3)               (122.4)
         Increase (decrease) in income taxes                                     14.9                  (3.9)
         Net accretion of discount on investments                               (24.3)                (51.9)
         Net realized capital gains                                             (10.0)                (17.9)
                                                                            ---------            -----------
               Net cash provided by (used for) operating activities             100.8                 (31.2)
                                                                            ---------            -----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                5,680.9               3,828.5
            Equity securities                                                   120.7                  61.3
            Mortgage loans                                                        0.2                   0.1
         Investment maturities and repayments of:
            Debt securities available for sale                                1,100.3                 966.8
            Short-term investments                                              166.1                  43.2
         Cost of investment purchases in:
            Debt securities available for sale                               (5,416.9)             (4,811.0)
            Equity securities                                                   (93.7)                (53.6)
            Short-term investments                                              (93.4)               (120.1)
                                                                            ---------            -----------
               Net cash  provided by (used for) investing activities          1,464.2                 (84.8)
                                                                            ---------            -----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts              1,144.6               1,230.2
         Withdrawals of investment contracts                                 (1,061.0)               (925.8)
         Capital contribution to Separate Account                                 -                   (25.0)
         Return of capital from Separate Account                                  1.3                   -
         Dividends paid to shareholder                                           (3.0)                 (8.3)
                                                                            ---------            -----------
               Net cash provided by financing activities                         81.9                 271.1
                                                                            ---------            -----------

Net increase in cash and cash equivalents                                     1,646.9                 155.1
Cash and cash equivalents, beginning of period                                  565.4                 459.1
                                                                            ---------            -----------

Cash and cash equivalents, end of period                                    $ 2,212.3            $    614.2
                                                                            =========            ===========

Supplemental cash flow information:
    Income taxes paid, net                                                  $    59.2            $     68.7
                                                                            =========            ==========

           See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1)   Basis of Presentation
     ---------------------

     The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company"). On October 1, 1998, the Company sold its individual life insurance operations to Lincoln National Corporation ("Lincoln") and accordingly, they are classified as Discontinued Operations. (Please refer to Note 2 below). Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

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

2)   Discontinued Operations - Individual Life Insurance
     ---------------------------------------------------

     On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Future policy benefit insurance reserves were approximately $3 billion. Deferred policy acquisition costs related to the life policies of $893 million were written off against the gain on the sale. Certain invested assets related to and supporting the life policies were sold to consummate the life sale and the Company recorded a reinsurance receivable from Lincoln. The transaction will result in an after-tax gain on the sale of approximately $95 million, the majority of which will be deferred and amortized over approximately 15 years.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

2)   Discontinued Operations - Individual Life Insurance (continued)
     ---------------------------------------------------------------

     The operating results of the individual life business are presented as Discontinued Operations. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations. Revenues for the individual life segment were $160.5 million and $159.2 million for the third quarters of 1998 and 1997, respectively, and $441.2 million and $462.8 million for the nine months ended September 30, 1998 and 1997, respectively. Net income was $24.5 million and $19.2 million for the third quarters of 1998 and 1997, respectively, and $61.8 million and $49.0 million for the nine months ended September 30, 1998 and 1997, respectively.

3)   New Accounting Standards
     ------------------------

     On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in an increase to net income of $.7 million and $4.1 million for the three and nine months ended September 30, 1998, respectively.

     Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. FAS No. 125 was effective for 1997 financial statements, however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

4)   Future Application of Accounting Standards
     ------------------------------------------

     In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

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

5)   Financial Instruments
     ---------------------

     The Company engages in hedging activities to manage interest rate risk. Such hedging activities have principally consisted of using off-balance-sheet instruments such as treasury futures. (See General Account Investments of the Management's Analysis of the Results of Operations and Note 3 of the Notes to the Financial Statements in the Company's 1997 Annual Report on Form 10-K for a description of the Company's hedging activities). The notional amounts, carrying values and estimated fair values of the Company's open treasury futures as of September 30, 1998 are $786.2 million, ($6.3) million, and ($6.3) million, respectively. These open treasury futures were related to hedging the interest rate risk on the assets supporting the individual life business that was sold to Lincoln on October 1, 1998. (See Note 2 above for further discussion on the sale of the individual life business).

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

6)   Additional Information - Accumulated Other Comprehensive Income
     ---------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience rated contractholders) were as follows:

                                                                                   Nine Months Ended September 30,
    --------------------------------------------------------------------------------------------------------------
      (Millions)                                                                        1998            1997
    --------------------------------------------------------------------------------------------------------------
     Unrealized holding gains arising during the period (1)                            $15.5           $81.6
     Less:  reclassification adjustments for amortization of net investment
       discounts and gains included in net income (2)                                   22.3            45.4
     -------------------------------------------------------------------------------------------------------------
     Net unrealized (loss)/gain on securities                                          $(6.8)          $36.2
     =============================================================================================================

     (1) Pretax unrealized holding gains arising during the period were $23.8 million and $125.5 million for 1998 and 1997, respectively.
     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $34.3 million and $69.8 million for 1998 and 1997, respectively.

7)   Severance and Facilities Charges
     --------------------------------

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

     Activity for the nine months ended September 30, 1998 within the severance and facilities reserves (pretax, in millions) was as follows:

     -----------------------------------------------------------------------------------
                                                                       Reserve
     -----------------------------------------------------------------------------------
     Balance at December 31, 1997                                      $  20.8
     Actions taken (1)                                                   (11.8)
                                                                       --------
        Balance at September 30, 1998                                  $   9.0
     -----------------------------------------------------------------------------------

(1) Includes $7.4 million of severance-related actions and $1.6 million of corporate allocation-related actions.

     The Company's severance actions were substantially completed by September 30, 1998; and, an evaluation of any remaining reserves will take place in the fourth quarter. The corporate allocation actions were substantially completed in 1997.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

8)   Litigation
     ----------

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

9)   Dividends
     ---------

     On January 30, 1998, the Company paid a $3.0 million dividend to HOLDCO. On October 5, 1998, with prior approval from the Insurance Commissioner of the State of Connecticut, the Company paid a dividend of $200 million to HOLDCO. Additional dividends by the Company through December 31, 1998 will require the approval of the Insurance Commissioner of the State of Connecticut.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Life Insurance and Annuity Company:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
November 3, 1998

Item 2.      Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company") for the three and nine months ended September 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other data presented herein. Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

Consolidated Overview

Sale of Domestic Individual Life Insurance Business
----------------------------------------------------

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Future policy benefit insurance reserves were approximately $3 billion as of September 30, 1998. Certain invested assets related to and supporting the life policies were sold to consummate the life sale and the Company recorded a reinsurance receivable from Lincoln. The transaction will result in an after-tax gain on the sale of approximately $95 million, the majority of which will be deferred and amortized over approximately 15 years, with the remainder recognized in the fourth quarter of 1998. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company and the remaining related deferred acquisition costs at the closing date.

Aetna expects to use the proceeds from the sale for general corporate purposes, including internal growth, acquisitions, debt repayment and share repurchases.

The operating results, deposits not included in premiums and assets under management of the individual life business are presented as Discontinued Operations on separate lines in the table below. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations. Results reported in the Operating Summary section (including the table) as continuing operations represents the Company's Financial Services business.

Operating Summary:
------------------
                                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                                      --------------------------------   -------------------------------
                                                           1998              1997             1998              1997
(Millions)
--------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                            $     20.1        $     19.2       $     54.5        $     53.4
Charges assessed against policyholders                        81.3              70.6            243.3             188.5
Net investment income                                        217.2             218.7            645.4             654.3
Net realized capital gains                                     2.7               6.6              9.3              14.7
Other income                                                   8.2              11.3             22.2              28.2
--------------------------------------------------------------------------------------------------------------------------
      Total revenue                                          329.5             326.4            974.7             939.1
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                  181.7             189.3            529.7             545.6
Operating expenses                                            76.5              69.8            227.0             204.3
Amortization of deferred policy acquisition costs             28.6              24.5             79.4              57.3
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                            286.8             283.6            836.1             807.2
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                               42.7              42.8            138.6             131.9
Income taxes                                                   9.5              10.6             37.7              36.0
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                             33.2              32.2            100.9              95.9
Income from discontinued operations, net of tax               24.5              19.2             61.8              49.0
--------------------------------------------------------------------------------------------------------------------------
      Net income (2)                                    $     57.7        $     51.4       $    162.7        $    144.9
===========================================================================================================================
Net realized capital gains, net of tax (included above) $      2.3        $      4.2       $      6.6        $      9.5
===========================================================================================================================

Deposits not included in premiums above:
         Annuities--fixed options                       $    238.8        $    322.7       $    847.5        $    901.8
         Annuities--variable options                         850.3             806.0          2,704.9           2,420.0
                                                     ----------------------------------------------------------------------
    Financial Services                                     1,089.1           1,128.7          3,552.4           3,321.8
    Discontinued Operations                                  113.5             113.3            374.2             351.2
                                                     ----------------------------------------------------------------------
        Total                                           $  1,202.6        $  1,242.0       $  3,926.6        $  3,673.0
===========================================================================================================================
Assets under management:
     Annuities--fixed options                                                               $ 12,043.8        $ 11,997.4
     Annuities--variable options  (3)                                                         21,367.0          19,895.5
                                                                                        -----------------------------------
      Subtotal annuities                                                                     33,410.8          31,892.9
    Other investment advisory (4) (5)                                                         5,080.0           2,362.9
                                                                                        -----------------------------------
    Financial Services  (6)                                                                  38,490.8          34,255.8
    Discontinued Operations  (7)                                                              3,263.6           3,050.3
                                                                                        -----------------------------------
      Total                                                                                $ 41,754.4        $ 37,306.1
===========================================================================================================================
Discontinued Operations - coverage issued                                                  $  3,001.0        $  3,788.6
===========================================================================================================================
Discontinued Operations - coverage in force                                                $ 45,438.9        $ 43,627.2
===========================================================================================================================

(1) Includes $14.9 million and $42.9 million for the three and nine months ended September 30, 1998, respectively, and $17.1 million and $47.2 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Net income for the three and nine months ended September 30, 1998 includes a net benefit from capitalizing internal-use software of $.7 million ($.2 million for "income from continuing operations") and $4.1 million ($2.9 million for "income from continuing operations"), respectively.
(3) Includes $6,099.4 million and $7,003.6 million at September 30, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) The September 30, 1998 balance includes the transfer of $3,163.5 million of assets that were previously held by an affiliate, reflecting the consolidation of certain products which complement the Company's business strategy.
(5) The September 30, 1997 balance includes $1,309.1 million of mutual fund assets for which the Company is no longer the investment advisor. The advisory agreement was transferred to an affiliate effective February 2, 1998.
(6) Excludes net unrealized capital gains of $500.6 million and $452.6 million at September 30, 1998 and 1997, respectively.
(7) Excludes net unrealized capital gains of $51.7 million and $68.1 million at September 30, 1998 and 1997, respectively.

Operating Summary:  (continued)
-----------------

The Company's net income for the third quarter of 1998 increased $6 million compared to the same period a year ago. Net income for the nine months ended September 30, 1998 increased $18 million compared to the same period in 1997. Net income includes income from individual life insurance operations ("Discontinued Operations") of $25 million and $19 million for the third quarters of 1998 and 1997, respectively, and of $62 million and $49 million for the nine months ended September 30, 1998 and 1997, respectively.

The Company reported income from continuing operations for the third quarters of 1998 and 1997 of $33 million and $32 million, respectively, and, for the nine months ended September 30, 1998 and 1997, $101 million and $96 million, respectively. Results include Year 2000 remediation costs of $5 million (after tax) for the third quarter of 1998 and $14 million (after tax) for the nine months ended September 30, 1998. Excluding Year 2000 costs and net realized capital gains, results for the third quarter of 1998 increased $8 million, or 30%, compared to the third quarter of 1997. Excluding Year 2000 costs and net realized capital gains, results for the nine months ended September 30, 1998 increased $22 million, or 26%, from the same period a year ago. The 1998 results reflect increased fee income primarily from higher levels of assets under management.

Assets under management from continuing operations increased by 7%, net of transfers (see Notes 4 and 5 to the Consolidated Operating Summary table), primarily due to additional net deposits (deposits less surrenders) and appreciation in the stock markets. Due to a downturn in the stock markets which occurred in the latter part of the third quarter, assets under management were approximately $2 billion less at September 30, 1998 than at June 30, 1998.

Of the $12.0 billion of fixed annuity assets under management at September 30, 1998 and 1997, 75% were experience rated and 25% were fully guaranteed. The average annualized earned rate on investments supporting fully guaranteed contracts was 7.6% and 7.8% and the average annualized earned rate on investments supporting experience rated contracts was 7.9% and 8.0% for the nine months ended September 30, 1998 and 1997. The average annualized credited rate on fully guaranteed contracts was 6.4% and 6.6% and the average annualized credited rate on experience rated contracts was 5.8% and 5.9% for the nine months ended September 30, 1998 and 1997. The resulting annualized interest margins were 1.2% on fully guaranteed contracts and 2.1% on experienced rated contracts for each of the nine month periods ended September 30, 1998 and 1997.

Item 2.       Management's Analysis of the Results of Operations (continued)

Financial Services

Financial information and analysis reported in this section in prior period reports is presented as continuing operations in the Consolidated Overview section.

Discontinued Operations - Individual Life Insurance

Amounts reflected in the table below are summarized on the line, "Income from discontinued operations, net of tax", in the Operating Summary table of the Consolidated Overview section. Results in the Operating Summary section below exclude Year 2000 costs.

Operating Summary:
------------------
                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
(Millions)                                                 1998              1997              1998             1997
---------------------------------------------------------------------------------------------------------------------------
Premiums                                                $     53.3        $     49.0        $    131.1       $    146.7
Charges assessed against policyholders                        58.1              57.1             161.5            161.7
Net investment income                                         48.7              50.8             146.2            150.6
Net realized capital (losses) gains                            (.8)              2.2                .6              3.2
Other income                                                   1.2                .1               1.8               .6
---------------------------------------------------------------------------------------------------------------------------
      Total revenue                                          160.5             159.2             441.2            462.8
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                  100.9              99.0             271.4            307.8
Operating expenses                                            11.9              14.7              41.3             43.0
Amortization of deferred policy acquisition costs             13.6              15.6              34.7             35.1
---------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                            126.4             129.3             347.4            385.9
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    34.1              29.9              93.8             76.9
Income taxes                                                   9.6              10.7              32.0             27.9
---------------------------------------------------------------------------------------------------------------------------
      Net income  (1)                                   $     24.5        $     19.2        $     61.8       $     49.0
===========================================================================================================================
Net realized capital gains net of tax (included above)  $      2.8        $      1.4        $      3.7       $      2.0
===========================================================================================================================

Deposits not included in premiums above                 $    113.5        $    113.3        $    374.2       $    351.2
===========================================================================================================================

Assets under management  (2)                                                                $  3,263.6       $  3,050.3
===========================================================================================================================
Individual life insurance coverage issued                                                   $  3,001.0       $  3,788.6
===========================================================================================================================
Individual life insurance coverage in force                                                 $ 45,438.9       $ 43,627.2
===========================================================================================================================

(1) Net income for the three and nine months ended September 30, 1998 includes a net benefit from capitalizing internal-use software of $.5 million and $1.2 million, respectively, and excludes any effect of Year 2000 costs recorded in 1998.
(2) Excludes net unrealized capital gains of $51.7 million and $68.1 million at September 30, 1998 and 1997, respectively.

Excluding realized capital gains and Year 2000 costs, Discontinued Operations' net income increased $4 million, or 22%, for the third quarter of 1998 compared to the third quarter a year ago; and, excluding realized capital gains and Year 2000 costs, net income for the nine months ended September 30, 1998 increased $11 million, or 24%, compared to the same period a year ago. Earnings for the third quarter of 1998 increased primarily due to favorable expense control. Earnings for the nine months ended September 30, 1998 increased primarily due to favorable mortality experience.

Premiums and current and future benefits reflect offsetting amounts of $100 million and $113 million for the nine months ended September 30, 1998 and 1997, respectively, related to the transition of the reinsurance agreement with Aetna Life Insurance Company from a modified coinsurance to a coinsurance arrangement.

The Company's sale of its domestic individual life insurance business to Lincoln on October 1, 1998 included the individual life business in force as well as access to a managing general agent and brokerage distribution channel. The transaction is generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, sponsored life, corporate-owned life insurance and pension life. Pension life results, which are reported in Financial Services, are not material to the individual life insurance business and, therefore, are not included in the results from Discontinued Operations reported below. Net income from Discontinued Operations, excluding net realized capital gains and Year 2000 costs in all periods, was $22 million for the third quarter of 1998 compared to $18 million for the third quarter of 1997 and $58 million for the first nine months of 1998 compared to $47 million for the same period in 1997, as well as $64 million for the year ended December 31, 1997.

General Account Investments

The Company's invested assets were comprised of the following:

                                                                       September 30,        December 31,
(Millions)                                                                 1998                 1997
-------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                       $12,207.9            $ 13,463.8
Equity securities, available for sale:
    Nonredeemable preferred stock                                             73.9                147.6
    Investment in affiliated mutual funds                                    116.3                 83.0
    Common stock                                                               1.4                  0.6
Short-term investments                                                        23.1                 95.6
Mortgage loans                                                                12.7                 12.8
Policy loans                                                                 521.5                469.6
                                                                    ------------------------------------------
     Total Investments                                                   $12,956.8            $14,273.0
=============================================================================================================

Total investments decreased for the third quarter of 1998 primarily because investments supporting the individual life business were sold in preparation for the sale of the life business (see Consolidated Overview and Discontinued Operations - Individual Life Insurance sections for further discussion on the sale). At September 30, 1998 and December 31, 1997, the Company's carrying value of investments in debt securities represented 94% of the total general account invested assets. For the same periods, $9.3 billion, or 76% of total debt securities, and $10.7 billion, or 79% of total debt securities, supported experience rated products.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at September 30, 1998 and December 31, 1997 was A+ and AA-, respectively.

The percentage of total debt securities by quality rating category is as follows:

                                          September 30, 1998             December 31, 1997
------------------------------------------------------------------------------------------
AAA                                                40.9%                        48.3%
AA                                                 12.0                         10.4
A                                                  24.4                         21.7
BBB                                                15.5                         12.9
BB                                                  3.8                          3.8
B and Below                                         3.4                          2.9
                                          ------------------------------------------------
                                                  100.0%                       100.0%
                                          ================================================

The percentage of total debt securities investments by market sector is as follows:

                                                 September 30, 1998        December 31, 1997
--------------------------------------------------------------------------------------------
U.S. Corporate Securities                               45.6%                        37.4%
Residential Mortgage-Backed Securities                  22.5                         24.3
Foreign Securities - U.S. Dollar Denominated            11.6                         12.4
Commercial/Multifamily Mortgage-Backed Securities       10.1                          8.6
Asset-Backed Securities                                  6.0                          7.7
U.S. Treasuries/Agencies                                 4.2                          9.6
                                                 -------------------------------------------
                                                       100.0%                       100.0%
                                                 ===========================================

Year 2000

The Year 2000 problem is the inability of computers, software and microchips to properly interpret dates past 1999.

The Company relies heavily on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of four phases: (1) inventory - identifying all IT systems and risk rating each according to its potential business impact;
(2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation - reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company is addressing its IT systems in a manner consistent with Aetna's plan.

Aetna has completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company. The Company's IT systems are currently in the remediation and testing and certification phases. Aetna plans to complete the remediation of substantially all of its mission critical IT systems and those of its subsidiaries, including those of the Company, by year-end 1998, the remediation of their other IT systems by March 30, 1999, and the testing and certification of all of their IT systems by mid-1999.

Aetna is responsible for substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission critical facilities such as data centers, service centers, communications centers and select office locations. Aetna plans to complete testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project generally is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year 2000 (Continued)

Year 2000 Costs

Total Year 2000 project costs for the Company are currently estimated to be $22 million (after tax) in 1998 and $16 million (after tax) in 1999. A majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 costs incurred were $5 million (after tax) for the third quarter of 1998 and $14 million (after tax) for the first nine months of 1998. Year 2000 costs were not material in 1997. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Year 2000 compliance is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts, process financial transactions, price securities, bill customers, assess exposure to investment risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.

See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectations.

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

Certain information contained in this management's analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules including, but not limited to, the information that appears under the heading "Year 2000". Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company.

Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed under the headings "Business-Other Matters/Regulation" and "Business-Other Matters/Forward Looking" in the Company's 1997 Annual Report on Form 10-K may affect the forward-looking statements and the Company's businesses generally.

Other Factors Affecting All of the Company's Businesses - Year 2000

Any critical unresolved Year 2000 issues at the Company or its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems, and Aetna's success in identifying embedded systems, that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. See "Year 2000".

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

Item 5.    Other Information.

Ratings

The Company's claims paying ratings are as follows:

                                                             Rating Agencies
                                      ----------------------------------------------------------------------------
                                          A.M. Best        Duff & Phelps    Moody's Investors      Standard &
                                                                                 Service             Poor's
                                      ----------------------------------------------------------------------------
August 4, 1998  (1)                         A+                 AA+                Aa3                 AA-
November 3, 1998                            A                  AA                 Aa3                 AA-

   (1) As of August 4, 1998, A.M. Best ratings were on review and Duff & Phelps ratings were on credit watch or review for possible downgrade.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

               (27)  Financial Data Schedule.

           (b) Reports on Form 8-K.

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                      ----------------------------------------
                                                   (Registrant)

  November 13, 1998       By
---------------------        ---------------------------------
      (Date)                 Deborah Koltenuk
                             Vice President, Treasurer, and Corporate Controller
                             (Chief Accounting Officer)