Form 10-K
period 1998-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1999-03-25
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the fiscal year ended December 31, 1998    Commission file number 33-23376
                          -----------------                           --------


                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                       Connecticut                          71-0294708
--------------------------------------------------------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


 151 Farmington Avenue, Hartford, Connecticut                  06156
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

                                Yes    X      No
                                     -----        ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of February 28, 1999 there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.


Reduced Disclosure Format
-------------------------

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                          Annual Report on Form 10-K
                     For the year ended December 31, 1998


                               TABLE OF CONTENTS

Form 10-K
 Item No.                                                                          Page
---------                                                                          ----
                                         PART I

  Item 1.     Business** .........................................................    3
  Item 2.     Properties** .......................................................   12
  Item 3.     Legal Proceedings ..................................................   12
  Item 4.     Submission of Matters to a Vote of Security Holders* ...............   12

                                        PART II

  Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters ..............................................   12
  Item 6.     Selected Financial Data* ...........................................   12
  Item 7.     Management's Analysis of the Results of Operations** ...............   13
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk ..........   26
  Item 8.     Financial Statements and Supplementary Data ........................   27
  Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure .........................................   59

                                        PART III

  Item 10.    Directors and Executive Officers of the Registrant* ................   59
  Item 11.    Executive Compensation* ............................................   59
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management* ......................................................   59
  Item 13.    Certain Relationships and Related Transactions* ....................   59

                                        PART IV

  Item 14.    Exhibits, Consolidated Financial Statement Schedules,
                and Reports on Form 8-K ..........................................   59

              Index to Consolidated Financial Statement Schedules ................   64
              Signatures .........................................................   70



 * Item omitted pursuant to General Instruction I(2) of Form 10-K
** Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

Item 1. Business


Aetna Life Insurance and Annuity Company ("ALIAC") is a Connecticut stock life insurance company originally organized in 1976. ALIAC, together with its wholly owned subsidiary, Aetna Insurance Company of America, is herein called the "Company". ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI") whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna").


The Company offers financial services products and, through September 1998, offered individual life insurance products. On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln"). See "Overview" in Management's Analysis of the Results of Operations and Note 2 of Notes to Consolidated Financial Statements for further discussion on the sale.


As a result of the sale, the Company's financial services business is reported as continuing operations and its individual life business is reported as discontinued operations. Prior to the sale, the Company's operations were reported through two major business segments: financial services and individual life insurance.


Financial Services


Products and Services


Financial services products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457 (collectively "qualified plans") and non-qualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services and pension plan administrative services.


Investment Options


Financial services products provide customers with variable and/or fixed investment options. Variable ("non-guaranteed") options provide for full assumption by the customer of investment risks (subject, in some cases, to minimum guarantees). Assets supporting non-guaranteed variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an affiliate of the Company, and, beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. Separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income.


Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject to, among other things, certain minimum guarantees. The effect of investment performance (as long as minimum guarantees are not triggered) does not impact the Company's consolidated results.

Fees and Investment Margins


Insurance charges, investment management or other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For variable products where assets are allocated to variable funding options, the Company may charge the separate account an asset-based mortality and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, the Company receives a participation fee from Aeltus and, in the case of those funds advised by the Company and subadvised by outside managers, the Company receives an investment advisory fee from the fund and pays a subadvisory fee to the fund manager. (See Note 10 of Notes to Consolidated Financial Statements.) For unaffiliated mutual funds, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges may be assessed depending on the nature of the products.


Assets Under Management


The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $43.1 billion, $37.6 billion and $27.3 billion at December 31, 1998, 1997, and 1996, respectively. Approximately 94% of assets under management at December 31, 1998 and 1997, respectively, allowed for contractholder withdrawal. Approximately 81% at December 31, 1998 and 76% at December 31, 1997 are subject to market value adjustments and/or deferred surrender charges.


To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. This charge may be waived at the Company's discretion. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

The following table summarizes assets under management for the principal customer groups of the Financial Services segment. Amounts reflected exclude unrealized gains of $497 million, $471 million, and $321 million at December 31, 1998, 1997, and 1996, respectively, related to market value adjustments required under Financial Accounting Standard ("FAS") No. 115. See Management's Analysis of the Results of Operations for further discussion on assets under management.

------------------------------------------------------------------------------
(Millions)                                   1998           1997          1996
------------------------------------------------------------------------------
Corporate pensions                      $13,603.5      $10,970.5     $ 5,341.4
Not-for-profit organizations             19,058.7       16,679.6      14,041.0
Individuals                              10,414.2        9,959.2       7,885.7
------------------------------------------------------------------------------
    Total                               $43,076.4      $37,609.3     $27,268.1
------------------------------------------------------------------------------

Deposits, which are not included in premiums or revenue, are shown in the following table:



------------------------------------------------------------------------------
(Millions)                                   1998           1997          1996
------------------------------------------------------------------------------
Corporate pensions                       $1,871.0       $1,634.6      $1,407.0
Not-for-profit organizations              1,591.7        1,404.4       1,360.6
Individuals                               1,305.6        1,443.6       1,354.0
------------------------------------------------------------------------------
    Total                                $4,768.3       $4,482.6      $4,121.6
------------------------------------------------------------------------------

Principal Markets and Method of Distribution


Financial services products and services are offered primarily to individuals, pension plans, small businesses and employer sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.


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


Discontinued Operations--Individual Life Insurance


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

              Life Insurance in Force and Other Statistical Data*


The following table summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies:

----------------------------------------------------------------------------------------------
(Millions, except as noted below)                           1998(1)         1997          1996
----------------------------------------------------------------------------------------------
Sales and additions:
 Direct:
  Permanent                                              $ 3,521.7     $ 4,255.3     $ 4,356.1
  Term                                                       512.3         846.9       1,381.1
 Assumed:
  Permanent                                                     --          26.2            --
  Term                                                       603.7         736.6            --
----------------------------------------------------------------------------------------------
   Total                                                 $ 4,637.7     $ 5,865.0     $ 5,737.2
==============================================================================================
Terminations:
 Direct:
  Surrenders and conversions                             $ 1,693.6     $ 1,749.3     $ 1,485.7
  Lapses                                                   1,409.2       1,296.9       1,166.1
  Other                                                      181.7         198.9         199.1
 Assumed:
  Surrenders and conversions                                  43.4          45.2          51.6
  Lapses                                                      16.4          15.0          58.0
  Other                                                       44.7         772.7          52.3
----------------------------------------------------------------------------------------------
   Total                                                 $ 3,389.0     $ 4,078.0     $ 3,012.8
==============================================================================================
In force, end of year:
 Direct:
  Permanent                                              $37,806.9     $37,070.3     $35,527.1
  Term                                                     5,076.0       5,063.1       4,749.2
 Assumed:
  Permanent                                                  919.9         995.1       1,069.8
  Term                                                     1,585.5       1,011.1       1,006.5
----------------------------------------------------------------------------------------------
   Total                                                 $45,388.3     $44,139.6     $42,352.6
==============================================================================================
Number of direct policies in force, end of year
  (thousands)                                                419.8         452.5         472.9
==============================================================================================
Average size of direct policy in force, end of
  year (thousands)                                       $   102.1     $    93.1     $    85.2
==============================================================================================

 * Only nonparticipating business is written by the Company.


(1) As a result of the sale of the domestic individual life insurance business on October 1, 1998, substantially all of the in force amounts are being ceded to an outside company.

Investment Options, Fees and Investment Margins


Traditional insurance and universal life products provide customers with only fixed investment options. Variable universal life products provide customers with variable and/or fixed investment options. Investment margins and fees (excluding cost of insurance) for these investment options are substantially the same as for financial services products discussed previously. Cost of insurance is based on the net amount at risk (insurance in force less reserves). Investment margins and fees are based on assets under management.


Assets Under Management


Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Investments supporting the domestic individual life business were sold in conjunction with the sale to Lincoln, therefore, no assets under management were reported for December 31, 1998. Assets under management, excluding net unrealized capital gains and losses on debt securities related to market value adjustments required under FAS No. 115, were $3.1 billion and $2.8 billion at December 31, 1997 and 1996, respectively.


Principal Markets and Method of Distribution


Individual life insurance products were offered primarily to individuals, small businesses, employer sponsored groups and executives of Fortune 2000 companies. Individual life insurance products generally were sold through managing general agents, regional brokers and broker/dealers.


Competition


The markets for individual life insurance products are highly competitive. Principal competitive factors are product features and cost. Competition may affect, among other matters, both business growth and the pricing of the Company's products.


Reserves


Prior to the sale of the domestic individual life insurance business on October 1, 1998, reserves for universal life products were equal to cumulative deposits less withdrawals and charges plus credited interest for fixed options thereon, plus/less net realized capital gains/losses (which the Company reflected through credited rates on an amortized basis). These reserves also included unrealized capital gains/losses related to FAS No. 115. As a result of the sale and transfer of assets supporting the business, reserves for universal life products will no longer include net realized capital gains/losses and unrealized gains/losses related to FAS No. 115 for the years ended December 31, 1998 and beyond. Reserves for all other fixed individual life contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses including a margin for adverse deviation. These assumptions vary by plan, year of issue and policy duration.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.


Because the sale of the domestic individual life business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the Company's individual life reserves at the sale date. This recoverable will increase or decrease consistent with the computed reserves discussed previously.


General Account Investments


Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in long-term debt securities such as: U.S. corporate debt securities, residential mortgage-backed securities, foreign government and foreign corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the duration of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The duration of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. See "General Account Investments" in Management's Analysis of the Results of Operations for a further discussion of investments.


Other Matters


a. Regulation


The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.


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

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service also impact certain of the Company's annuity, life insurance and other investment and retirement products. These products involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940.


Federal Employee Benefit Regulation


The Company provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").


In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit contract" were "plan assets" for purposes of ERISA and that the insurance company was an ERISA fiduciary with respect to those assets. In reaching its decision, the Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.


The Small Business Job Protection Act (the "Act"), was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were proposed by the DOL on December 22, 1997, will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.


Insurance Holding Company Laws


A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation. For information regarding payments of dividends by the Company, see "Liquidity & Capital Resources" in Management's Analysis of the Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

Insurance Company Guaranty Fund Assessments


Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1998, 1997, and 1996 were $1 million, $3 million and $2 million, respectively. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations--Forward-Looking Information/Risk Factors (See Note 1 of Notes to Consolidated Financial Statements for future accounting standards related to guaranty fund assessments.)


b. Ratings


The Company's claims paying ratings are as follows:

                                         Rating Agencies
                        --------------------------------------------------
                                                   Moody's
                                       Duff &     Investors     Standard &
                         A.M. Best     Phelps      Service        Poor's
                        --------------------------------------------------
November 3, 1998            A            AA          Aa3            AA-
February 1, 1999(1)         A            AA          Aa3            AA-

(1) Ratings by Standard & Poor's and Moody's Investors Service are currently under review until completion of their analysis of Aetna's pending Prudential health care acquisition. Standard & Poor's has the Company's rating on credit watch and Moody's Investors Service has the Company's rating on outlook negative.


c.  Miscellaneous


The Company had approximately 2,500 employees at December 31, 1998.


Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary. See Management's Analysis of the Results of Operations for information regarding the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.


The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 1998. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

Item 2. Properties.


The Company's home office is located at 151 Farmington Avenue, Hartford, Connecticut 06156. All Company office space is owned or leased by Aetna Life Insurance Company ("Aetna Life") or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.


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


Item 4. Submission of Matters to a Vote of Security Holders.


Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


All of the Company's outstanding shares are directly owned by HOLDCO, which is a wholly owned subsidiary of ARSI whose ultimate parent is Aetna. The shares were contributed to HOLDCO in 1996 from ARSI. The Company paid $553 million and $17 million in cash dividends to HOLDCO in 1998 and 1997, respectively. Additionally, in 1998, the Company accrued $206 million in dividends. Of the $759 million dividends paid and accrued in 1998, $756 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business.


In January 1999, the accrued dividends of $206 million were paid by the Company to HOLDCO. Further dividends to be paid by the Company to HOLDCO during 1999 will need to be approved by the Insurance Department of the State of Connecticut prior to payment.


The Company received capital contributions of $9 million and $10 million in cash from HOLDCO in 1998 and 1996, respectively. The Company received no capital contributions in 1997.


Item 6. Selected Financial Data.


Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Analysis of the Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.


Overview


Sale of Domestic Individual Life Insurance Business


The Company's sale of its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") on October 1, 1998 included approximately $45 billion of individual life insurance in force, as well as access to the Company's life agency sales force and brokerage distribution channel. The transaction was generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, sponsored life, corporate-owned life insurance and pension life. Pension life results, which are reported in the financial services business, are not material to the individual life insurance business and, therefore, are not included below. Revenues from the business were $652 million for 1998 through the sale date, $620 million for 1997 and $446 million for 1996.


The Company sold its domestic individual life insurance business for approximately $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company will defer approximately $58 million of the gain and will amortize it over approximately 15 years (as profits in the book of business sold emerge). The Company recognized $59 million of the gain in the 1998 fourth quarter for the portion that relates to the Company's agreement to provide Lincoln with access to the agency sales force and brokerage distribution channel.


See Note 2 of Notes to Consolidated Financial Statements for additional information relating to the sale.


Consolidated Results


Consolidated results include results from continuing operations and discontinued operations. Continuing operations is comprised of the Company's financial services business plus certain items not directly allocable to the business segments. Discontinued Operations is comprised of the domestic individual life insurance business. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations.

 (Millions)                                                              1998           1997           1996
------------------------------------------------------------------------------------------------------------
 Premiums (1)                                                       $    79.4      $    69.1      $    84.9
 Charges assessed against policyholders                                 324.3          262.0          197.0
 Net investment income                                                  877.6          878.8          852.6
 Net realized capital gains                                              10.4           29.7           17.0
 Other income                                                            29.6           38.3           43.6
------------------------------------------------------------------------------------------------------------
   Total revenue                                                      1,321.3        1,277.9        1,195.1
------------------------------------------------------------------------------------------------------------
 Current and future benefits                                            714.4          720.4          728.3
 Operating expenses                                                     313.2          286.5          275.8
 Amortization of deferred policy acquisition costs                      106.7           82.8           28.0
 Severance and facilities charge                                           --             --           47.1
------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                        1,134.3        1,089.7        1,079.2
------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes                  187.0          188.2          115.9
 Income taxes                                                            47.4           50.7           30.7
------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                      139.6          137.5           85.2
 Discontinued Operations, net of tax:
  Income from operations                                                 61.8           67.8           55.9
  Gain on sale                                                           59.0             --             --
------------------------------------------------------------------------------------------------------------
   Net income (2)                                                   $   260.4      $   205.3      $   141.1
============================================================================================================
 Net realized capital gains, net of tax (included in continuing
  operations above)                                                 $     7.3      $    19.2      $    11.1
============================================================================================================
 Deposits not included in premiums above:
  Annuities--fixed options                                          $ 1,125.6      $ 1,191.4      $ 1,362.3
  Annuities--variable options                                         3,642.7        3,291.2        2,759.3
------------------------------------------------------------------------------------------------------------
  Financial Services                                                  4,768.3        4,482.6        4,121.6
  Discontinued Operations                                               374.2          486.4          443.2
------------------------------------------------------------------------------------------------------------
   Total                                                            $ 5,142.5      $ 4,969.0      $ 4,564.8
============================================================================================================
 Assets under management:
  Annuities--fixed options                                          $12,131.1      $12,056.3      $11,692.4
  Annuities--variable options (3)                                    25,527.0       20,076.9       14,468.1
------------------------------------------------------------------------------------------------------------
   Subtotal annuities                                                37,658.1       32,133.2       26,160.5
  Other investment advisory (4)                                       5,418.3        5,476.1        1,107.6
------------------------------------------------------------------------------------------------------------
  Financial Services (5) (6)                                         43,076.4       37,609.3       27,268.1
  Discontinued Operations (7)                                              --        3,096.1        2,830.5
------------------------------------------------------------------------------------------------------------
   Total                                                            $43,076.4      $40,705.4      $30,098.6
=============================================================================================================

 (1) Includes $56.8 million, $59.1 million, and $71.8 million for 1998, 1997 and 1996, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
 (2) Net income for the year ended December 31, 1998 includes a net benefit from capitalizing internal-use software of $6.5 million ($5.3 million for "income from continuing operations").
 (3) Includes $7,467.5 million, $5,069.9 million, and $4,633.2 million at December 31, 1998, 1997 and 1996, respectively, related to assets invested through the Company's products in unaffiliated mutual funds.
 (4) The December 31, 1997 balance includes the transfer of $4,078.5 million of assets that were previously reported by an affiliate, reflecting the migration of certain other pension products which complement the Company's business strategy.
 (5) Includes $32,972.6 million, $12,056.3 million and $11,692.4 million of assets managed by Aeltus at December 31, 1998, 1997 and 1996, respectively.
 (6) Excludes net unrealized capital gains of $496.9 million, $471.3 million and $321.1 million at December 31, 1998, 1997 and 1996, respectively.
 (7) Excludes net unrealized capital gains of $80.3 million and $45.3 million at December 31, 1997 and 1996, respectively.

The Company's consolidated net income increased $55 million and $64 million in 1998 and 1997, respectively. 1998 net income includes after-tax Year 2000 costs of $21 million and an after-tax gain of $59 million related to the sale of the domestic individual life insurance business for access to the agency sales force and brokerage distribution channel; and, 1996 net income included an after-tax severance and facilities charge of $31 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors and a corporate severance and facilities charge of $9 million allocated to the Company by Aetna. Excluding these unusual items and after-tax realized capital gains (from continuing and discontinued operations) of $11 million, $23 million and $13 million for 1998, 1997 and 1996, respectively, consolidated net income increased $29 million in 1998 and $14 million in 1997.


Continuing Operations


Income from continuing operations increased $2 million and $52 million in 1998 and 1997, respectively. Excluding Year 2000 costs, severance and facilities charges and realized capital gains of $7 million, $19 million and $11 million in 1998, 1997 and 1996, respectively, earnings increased $35 million in 1998 and $14 million in 1997.


The increases in 1998 and 1997 earnings primarily reflect increased fee income from higher levels of assets under management. Assets under management increased by 15% in 1998 and 23% in 1997, excluding assets under management that were previously reported by an affiliate. Assets under management grew primarily because of appreciation in the stock market and additional net deposits (i.e. deposits less surrenders). Operating expenses as a percentage of assets under management declined in both years.


Premiums relate to annuity products containing life contingencies. Premiums increased by $10 million in 1998 due to increased sales and decreased by $16 million in 1997 due to a shift from annuity products containing life contingencies and, in part, from the Company's decision to cease writing structured settlement business in the fourth quarter of 1995. Ceasing to write this product did not and is not expected to have a material effect on the results of the Company's continuing operations.


Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased 6% and 9% in 1998 and 1997, respectively, reflecting business growth.


Of the $12.1 billion, $12.1 billion and $11.7 billion of fixed annuity assets under management at December 31, 1998, 1997 and 1996, respectively, 25% were fully guaranteed and 75% were experience rated for each of these years. The average earned rate on investments supporting fully guaranteed investment contracts was 7.6%, 7.8%, and 7.9% and the average earned rate on investments supporting experience rated investment contracts was 7.8%, 7.9%, and 8.0% for the years ended December 31, 1998, 1997 and 1996, respectively. The average credited rate on fully guaranteed investment contracts was 6.5%, 6.6%, and 6.8% and the average credited rate on experience rated investment contracts was 5.8%, 5.9%, and 6.0% for the years ended December 31, 1998, 1997 and 1996, respectively. The resulting interest margins on fully guaranteed investment contracts were 1.1%, 1.2%, and 1.1% and on experience rated investment contracts were 2.0% for the years ended December 31, 1998, 1997 and 1996, respectively.


The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities (see "General Account Investments").


Outlook


The Company's strategy is to increase assets under management and improve profitability by focusing on strategic markets and products in the financial services business. In doing so, the Company may take a variety of actions intended to improve its investment and product management, marketing, distribution and customer service. The Company also may seek acquisitions or divestitures in order to align its business with strategic and financial targets or build scale.


See "Forward-Looking Information/Risk Factors" regarding other important factors that may materially affect the Company.


Discontinued Operations--Individual Life Insurance


On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln. See "Overview" and Note 2 of Notes to Consolidated Financial Statements for further discussion on the sale.


Amounts reflected in the table below are summarized on the line, "Discontinued Operations, net of tax: Income from operations", in the consolidated operating results table of the "Overview" section. Results in the table below exclude Year 2000 costs and the gain on sale of $59 million.

Results of Discontinued Operations



 (Millions)                                                        1998          1997          1996
----------------------------------------------------------------------------------------------------
 Premiums (1)                                                 $   342.0     $   198.0     $    48.7
 Charges assessed against policyholders                           161.6         213.0         199.5
 Net investment income                                            146.1         201.7         193.0
 Net realized capital gains                                          .6           6.3           2.7
 Other income                                                       1.9           1.4           1.8
----------------------------------------------------------------------------------------------------
   Total revenue                                                  652.2         620.4         445.7
----------------------------------------------------------------------------------------------------
 Current and future benefits (1)                                  482.4         407.4         240.3
 Operating expenses                                                41.3          60.9          66.4
 Amortization of deferred policy acquisition costs                 34.7          45.6          41.8
 Severance and facilities charge (2)                                 --            --          14.2
----------------------------------------------------------------------------------------------------
   Total benefits and expenses                                    558.4         513.9         362.7
----------------------------------------------------------------------------------------------------
 Income before income taxes                                        93.8         106.5          83.0
 Income taxes                                                      32.0          38.7          27.1
----------------------------------------------------------------------------------------------------
   Net income (3)                                             $    61.8     $    67.8     $    55.9
====================================================================================================
 Net realized capital gains, net of tax (included above)      $     3.7     $     4.0     $     1.9
====================================================================================================
 Deposits not included in premiums above                      $   374.2     $   486.4     $   443.2
====================================================================================================
 Assets under management (4) (5)                                     --     $ 3,096.1     $ 2,830.5
====================================================================================================
 Individual life insurance coverage issued                    $ 3,786.3     $ 5,005.6     $ 5,626.8
====================================================================================================
 Individual life insurance coverage in force                  $45,388.3     $44,139.6     $42,352.6
====================================================================================================

 (1) In 1998 and 1997, both premiums and current and future benefits reflect offsetting amounts of $310.0 million and $150.6 million, respectively, related to the transition of the reinsurance agreement with Aetna Life from a modified coinsurance to a coinsurance arrangement effective January 1, 1997.
 (2) Excludes any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the segment.
 (3) Net income for the year ended December 31, 1998 includes a net benefit from capitalizing internal-use software of $1.2 million and excludes any effect of Year 2000 costs recorded in 1998.
 (4) Excludes net unrealized capital gains of $80.3 million and $45.3 million at December 31, 1997 and 1996, respectively.
 (5) Includes $108.7 million and $91.6 million at December 31, 1997 and 1996, respectively, related to assets held and managed by unaffiliated mutual funds.


Net income for discontinued operations, which excludes Year 2000 costs, decreased $6 million in 1998 and increased $12 million in 1997. The Company's 1996 net income includes an after-tax severance and facilities charge of $9 million primarily related to actions taken or expected to be taken to improve the Company's cost structure relative to its competitors. Excluding net realized capital gains and the severance and facilities charge, results decreased by $6 million in 1998 and increased by $1 million in 1997. The decrease in 1998 results reflects the sale of the domestic individual life insurance business, which occurred on October 1, 1998.

Premiums relate to traditional (term and whole life) life insurance. In 1998 and 1997, premiums and current and future benefits reflect offsetting amounts relating to the transition of the reinsurance agreement with Aetna Life from a modified coinsurance to a coinsurance arrangement effective January 1, 1997 (see Note 10 of Notes to Consolidated Financial Statements). Excluding the additional premium from the transition of the reinsurance agreement, premiums decreased $15 million in 1998 as a result of the sale of the domestic individual life insurance business and were level in 1997 as increased premiums relating to term insurance products were offset by declining traditional whole life insurance premiums.


Deposits relate to universal life contracts. Deposits decreased 23% in 1998 and increased 10% in 1997. The decrease in 1998 was due to the sale of the domestic individual life insurance business; and, the increase in 1997 was a reflection of business growth.


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


The Company's invested assets were comprised of the following:



(Millions)                                                December 31, 1998    December 31, 1997
-------------------------------------------------------------------------------------------------
 Debt securities, available for sale, at fair value           $12,067.2            $13,463.8
 Equity securities, available for sale:
  Nonredeemable preferred stock                                   203.3                147.6
  Investment in affiliated mutual funds                           100.1                 83.0
  Common stock                                                      2.0                  0.6
 Short-term investments                                            47.9                 95.6
 Mortgage loans                                                    12.7                 12.8
 Policy loans                                                     292.2                469.6
-------------------------------------------------------------------------------------------------
   Total Investments                                          $12,725.4            $14,273.0
=================================================================================================

Total investments decreased for 1998 primarily because investments supporting the domestic individual life insurance business of approximately $1.8 billion were sold in conjunction with the sale of that business (see "Overview" and Note 2 of Notes to Consolidated Financial Statements for further discussion on the sale).

Debt Securities


At December 31, 1998 and 1997, the Company's carrying value of investments in debt securities represented 95% and 94%, respectively, of the total general account invested assets. For the same periods, $9.1 billion, or 76% of total debt securities, and $10.7 billion, or 79% of total debt securities, supported experience rated products.


It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 1998 and 1997 was AA-.


The percentage of total debt securities by quality rating category is as follows:


                          December 31, 1998    December 31, 1997
-----------------------------------------------------------------
 AAA                            43.3%                 48.3%
 AA                             11.0                  10.4
 A                              24.4                  21.7
 BBB                            14.4                  12.9
 BB                              3.7                   3.8
 B and Below                     3.2                   2.9
                         ----------------------------------------
                               100.0%                100.0%
                         ========================================

The portfolio of debt securities at December 31, 1998 and 1997 included $839 million (7% of the total debt securities) and $903 million (7% of the total debt securities), respectively, of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB- and Baa3, by Standard & Poor's and Moody's Investors Services, respectively.


The percentage of total debt securities investments by market sector is as follows:



                                                         December 31, 1998    December 31, 1997
------------------------------------------------------------------------------------------------
 U.S. Corporate Securities                                     45.7%                 37.4%
 Residential Mortgage-Backed Securities                        22.4                  24.3
 Foreign Securities--U.S. Dollar Denominated                   10.0                  12.4
 Commercial/Multifamily Mortgage-Backed Securities              9.4                   8.6
 U.S. Treasuries/Agencies                                       6.4                   9.6
 Asset-Backed Securities                                        6.1                   7.7
                                                       ----------------------------------------
                                                              100.0%                100.0%
                                                        ========================================

Risk Management and Market Sensitive Instruments


The Company regularly evaluates the appropriateness of investments relative to its management approved investment guidelines (and operates within those guidelines) and the business objective of the portfolios. The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.


The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using futures contracts to hedge interest rate and equity price risk. When used for hedging, the expectation is that these instruments would reduce overall risk. (See Note 4 of Notes to Consolidated Financial Statements for additional information.)


The risks associated with investments supporting experience rated pension and annuity products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience rated pension and annuity products are not included in the sensitivity analysis presented below.


The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholder's equity of the Company's market sensitive instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholder's equity. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.


Interest Rate Risk


Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $39 million (after tax), (2.9% of total shareholder's equity) at December 31, 1998 and $35 million (after tax), (1.9% of total shareholder's equity) at December 31, 1997. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available for sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The potential effect of interest rate risk on near-term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.


Equity Price Risk


The Company's available for sale equity securities are comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in equity prices for domestic equity securities, the hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $7 million (after tax), (0.5% of total shareholder's equity) at December 31, 1998 and $5 million (after tax), (0.3% of total shareholder's equity) at December 31, 1997.


Liquidity and Capital Resources


Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from premiums, deposits, asset maturities and income received on investments. Cash provided from these sources is used primarily for benefit payments, contract withdrawals and operating expenses. Subsequent to the close of the sale of the domestic individual life insurance business on October 1, 1998, premiums received and benefits paid on policies assumed under the sale agreement are generally deposited to or paid out of Lincoln funds.


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


The Company has no debt. The Company received capital contributions of $9 million and $10 million in cash from HOLDCO in 1998 and 1996, respectively. The Company received no capital contributions in 1997. (See Note 10 of Notes to Consolidated Financial Statements).

The Company paid $553 million and $17 million in cash dividends to HOLDCO in 1998 and 1997, respectively. Additionally, in 1998, the Company accrued $206 million in dividends. Of the $759 million dividends paid and accrued in 1998, $756 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business.


In January 1999, the accrued dividends of $206 million were paid by the Company to HOLDCO. Further dividends to be paid by the Company to HOLDCO during 1999 will need to be approved by the Insurance Commissioner of the State of Connecticut prior to payment.


See "Consolidated Statements of Cash Flows" for additional information.


Year 2000


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


State of Readiness


In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory--identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment--identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation--reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company is addressing its IT systems in a manner consistent with Aetna's plan.


Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. The Company's IT systems are currently in the remediation and testing and certification phases. Aetna has completed the remediation of substantially all of its mission-critical IT systems and those of its subsidiaries, including those of the Company, and is scheduled to complete the remediation of its and their other IT systems by March 30, 1999, and the testing and certification of its and their IT systems by mid-1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities such as data centers, service centers, communications centers and select office locations. Aetna plans to complete testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.


The Company believes that its Year 2000 project generally is on schedule.


External Relationships


The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission-critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.


Year 2000 Costs


Total Year 2000 project costs for the Company were $21 million (after tax) in 1998 and are currently estimated to be $16 million (after tax) in 1999. A majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. Year 2000 costs were not material in 1997. The Company expenses these costs as incurred and funds these costs through operating cash flows.


Year 2000 readiness is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.


Risks and Contingency/Recovery Planning


If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts, process financial transactions, price securities, bill customers, assess exposure to investment risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.


The Company has begun to develop contingency/recovery plans aimed at effecting the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably possible failure scenarios for its critical IT systems and external relationships, and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.


See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectations.


Forward-Looking Information/Risk Factors


The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. The Company wants to take advantage of these safe harbor provisions.



Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to: (1) the information that appears under the headings "Outlook" in the discussion of results of the Company's continuing operations, (2) "General Account Investments-Risk Management and Market Sensitive Instruments" and (3) "Year 2000." In writing this Management's Analysis, the following words, or variations of such words and similar expressions, were used and were intended to identify forward-looking statements:


                         o Expects          o Plans
                         o Projects         o Believes
                         o Anticipates      o Seeks
                         o Intends          o Estimates


These forward-looking statements rely on a number of assumptions concerning future events, and are subject to significant uncertainties and contingencies, many of which are outside the control of the Company, that could cause actual results to differ materially from these statements. Undue reliance should not be placed on these forward-looking statements. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this report), may affect forward-looking statements and the Company's business generally.


Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management in the Company's businesses, and, in turn, the Company's level of asset-based fees. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives not offered by the Company. Significant declines in the value of investments may also affect the Company's ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.


Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of the Company and its insurance subsidiary could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in the Company's businesses, which would adversely affect the level of asset-based fees. The claims paying ratings of the Company and its insurance subsidiary are currently under review by certain rating agencies pending completion of their analysis of Aetna's pending Prudential health care acquisition.


Early withdrawal of assets could affect earnings. The Company incurs up-front costs, such as commissions, when it sells annuity products and generally defers and recognizes those costs over time. As a result, the retention of assets under these products is an important component of profitability. The Company generally seeks to structure its products and sales to encourage retention of assets under management or recover costs through surrender charges, higher credited rates to customers if the Company retains the assets for longer periods, paying renewal commissions, paying service fees or other terms. However, if customers withdraw assets earlier than the Company anticipated when it priced its products, it would adversely affect profitability. The Company may also experience competitive pressure to lower margins.


Retention of key senior executives is important to operations. The Company's success is dependent, in part, on Aetna's ability to attract and retain key senior executives. Aetna has entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with the Company will continue.

Adverse changes in regulation could affect the operations of the Company's businesses. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by:
o increases in minimum net capital and other financial viability requirements for insurance operations.
o removal of barriers preventing banks from engaging in insurance and mutual fund businesses.
o changes in the taxation of insurance companies. For example, the President of the United States' revenue proposal would require life insurance companies to pay tax on certain income earned prior to 1984. Under current law, that income is deferred for tax purposes. If this tax change, which is currently just a proposal, were enacted, then the Company would recognize a one-time charge to income in the amount of the tax.
o changes in the tax treatment of annuity and other insurance products as well as changes in capital gains tax rates. Certain of these changes should they occur could affect the attractiveness to customers of the Company's annuity products compared to investment alternatives offered by our competitors.


Successful completion of the Company's Year 2000 project is important to operations. If the Company does not resolve critical Year 2000 issues, or if third parties with whom the Company has external relationships do not resolve critical Year 2000 issues, then those issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems, and Aetna's success in identifying embedded systems, that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. See "Year 2000".


Litigation can increase expenses. Litigation also could adversely affect the Company, both through costs of defense and adverse results or settlements. See
Note 13 of Notes to Consolidated Financial Statements and Item 3 of this Form 10-K for information regarding litigation.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.


See "General Account Investments" in Management's Analysis of the Results of Operations.

Item 8. Financial Statements and Supplementary Data.


                  Index to Consolidated Financial Statements


                                                                                 Page
                                                                                 ----
Independent Auditors' Report                                                       28
Consolidated Financial Statements:

   Consolidated Statements of Income for the Years Ended December 31, 1998,
     1997 and 1996                                                                 29

   Consolidated Balance Sheets as of December 31, 1998 and 1997                    30

   Consolidated Statements of Changes in Shareholder's Equity for the Years
     Ended December 31, 1998, 1997 and 1996                                        31

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
     1997 and 1996                                                                 32

   Notes to Consolidated Financial Statements                                      33

                         Independent Auditors' Report



The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                              /s/ KPMG LLP




Hartford, Connecticut
February 3, 1999

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                       Consolidated Statements of Income
                                   (millions)

                                                             Years Ended December 31,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Revenue:
 Premiums                                             $   79.4     $   69.1     $   84.9
 Charges assessed against policyholders                  324.3        262.0        197.0
 Net investment income                                   877.6        878.8        852.6
 Net realized capital gains                               10.4         29.7         17.0
 Other income                                             29.6         38.3         43.6
                                                     ----------   ----------   ----------
  Total revenue                                        1,321.3      1,277.9      1,195.1
                                                     ----------   ----------   ----------
Benefits and expenses:
 Current and future benefits                             714.4        720.4        728.3
 Operating expenses                                      313.2        286.5        275.8
 Amortization of deferred policy acquisition costs       106.7         82.8         28.0
 Severance and facilities charges                           --           --         47.1
                                                     ----------   ----------   ----------
  Total benefits and expenses                          1,134.3      1,089.7      1,079.2
                                                     ----------   ----------   ----------
Income from continuing operations before
  income taxes                                           187.0        188.2        115.9

Income taxes                                              47.4         50.7         30.7
                                                     ----------   ----------   ----------
Income from continuing operations                        139.6        137.5         85.2
Discontinued Operations, net of tax
 Income from operations                                   61.8         67.8         55.9
 Gain on sale                                             59.0           --           --
                                                     ----------   ----------   ----------
Net income                                             $ 260.4      $ 205.3      $ 141.1
                                                     ==========   ==========   ==========

See Notes to Consolidated Financial Statements

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                          Consolidated Balance Sheets
                         (millions, except share data)

                                                                    December 31,    December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                             Assets
Investments:
 Debt securities available for sale, at fair value,
  (amortized cost: $11,570.3 and $12,912.2)                          $12,067.2        $13,463.8
 Equity securities, at fair value,
  Nonredeemable preferred stock (cost: $202.6 and $131.7)                203.3            147.6
  Investment in affiliated mutual funds (cost: $96.8 and$78.1)           100.1             83.0
  Common stock (cost: $1.0 and $0.2)                                       2.0               .6
 Short-term investments                                                   47.9             95.6
 Mortgage loans                                                           12.7             12.8
 Policy loans                                                            292.2            469.6
                                                                    ------------    ------------
    Total investments                                                 12,725.4         14,273.0
Cash and cash equivalents                                                608.4            565.4
Short-term investments under securities loan agreement                   277.3               --
Accrued investment income                                                151.6            163.0
Premiums due and other receivables                                        46.7             51.9
Reinsurance recoverable                                                2,959.8             11.8
Deferred policy acquisition costs                                        864.0          1,654.6
Reinsurance loan to affiliate                                               --            397.2
Deferred tax asset                                                       120.6               --
Other assets                                                              66.6             46.8
Separate accounts assets                                              29,458.4         22,982.7
                                                                    ------------    ------------
    Total assets                                                     $47,278.8        $40,146.4
                                                                    ============    ============
                   Liabilities and Shareholder's Equity
Liabilities:
 Future policy benefits                                              $ 3,815.9        $ 3,763.7
 Unpaid claims and claim expenses                                         18.8             38.0
 Policyholders' funds left with the Company                           11,305.6         11,143.5
                                                                    ------------    ------------
    Total insurance reserve liabilities                               15,140.3         14,945.2
 Payables under securities loan agreement                                277.3               --
 Other liabilities                                                       793.2            312.8
 Income taxes:
  Current                                                                279.8             12.4
  Deferred                                                                  --             72.0
 Separate accounts liabilities                                        29,430.2         22,970.0
                                                                    ------------    ------------
    Total liabilities                                                 45,920.8         38,312.4
                                                                    ------------    ------------
Shareholder's equity:
 Common stock, par value $50 (100,000 shares authorized;
  55,000 shares issued and outstanding)                                    2.8              2.8
 Paid-in capital                                                         427.3            418.0
 Accumulated other comprehensive income                                  104.8             92.9
 Retained earnings                                                       823.1          1,320.3
                                                                    ------------    ------------
    Total shareholder's equity                                         1,358.0          1,834.0
                                                                    ------------    ------------
     Total liabilities and shareholder's equity                      $47,278.8        $40,146.4
                                                                    ============    ============

See Notes to Consolidated Financial Statements

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                          Years Ended December 31,
                                                   --------------------------------------
                                                      1998          1997          1996
                                                   ----------    ----------    ----------
Shareholder's equity, beginning of year             $1,834.0      $1,609.5      $1,583.0

Comprehensive income
 Net income                                            260.4         205.3         141.1
 Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities
    ($18.2 million, $49.9 million and
    $(110.6) million, pretax, respectively)             11.9          32.4         (72.0)
                                                   ----------    ----------    ----------
Total comprehensive income                             272.3         237.7          69.1
                                                   ----------    ----------    ----------
Capital contributions                                    9.3            --          10.4

Other changes                                            1.4           4.1         (49.5)

Common stock dividends                                (759.0)        (17.3)         (3.5)
                                                   ----------    ----------    ----------
Shareholder's equity, end of year                   $1,358.0      $1,834.0      $1,609.5
                                                   ==========    ==========    ==========

See Notes to Consolidated Financial Statements

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                     Consolidated Statements of Cash Flows
                                   (millions)

                                                                                    Years Ended December 31,
                                                                           ---------------------------------------
                                                                             1998           1997           1996
                                                                           ---------      ---------      ---------
Cash Flows from Operating Activities:
Net income                                                                 $   260.4      $   205.3      $   141.1
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
 Net accretion of discount on investments                                      (29.5)         (66.4)         (68.0)
 Gain on sale of discontinued operations                                       (88.3)            --             --
                                                                           ---------      ---------      ---------
  Cash flows provided by operating activities and net realized capital
   gains before changes in assets and liabilities                              142.6          138.9           73.1
 Net realized capital gains                                                    (11.1)         (36.0)         (19.7)
                                                                           ---------      ---------      ---------
  Cash flows provided by operating activities before changes in assets
   and liabilities                                                             131.5          102.9           53.4
   Changes in assets and liabilities:
    Decrease (increase) in accrued investment income                            11.4           (4.0)          16.5
    (Increase) decrease in premiums due and other receivables                  (16.3)         (33.3)           1.6
    Decrease (increase) in policy loans                                        177.4          (70.3)         (60.7)
    Increase in deferred policy acquisition costs                             (117.3)        (139.3)        (174.0)
    Decrease in reinsurance loan to affiliate                                  397.2          231.1           27.2
    Net increase in universal life account balances                            122.9          157.1          146.6
    Decrease in other insurance reserve liabilities                            (41.8)        (120.3)        (114.9)
    Net (decrease) increase in other liabilities and other assets              (50.8)         (41.7)           3.1
    Increase (decrease) in income taxes                                        100.4          (31.4)         (26.7)
    Other, net                                                                    --             --            1.1
                                                                           ---------      ---------      ---------
    Net cash provided by (used for) operating activities                       714.6           50.8         (126.8)
                                                                           ---------      ---------      ---------
Cash Flows from Investing Activities:
 Proceeds from sales of:
  Debt securities available for sale                                         6,790.2        5,311.3        5,182.2
  Equity securities                                                            150.1          103.1          190.5
  Mortgage loans                                                                 0.3            0.2            8.7
  Life business                                                                966.5             --             --
 Investment maturities and collections of:
  Debt securities available for sale                                         1,290.3        1,212.7          885.2
  Short-term investments                                                       129.9           89.3           35.0
 Cost of investment purchases in:
  Debt securities available for sale                                        (6,701.4)      (6,732.8)      (6,534.3)
  Equity securities                                                           (125.7)        (113.3)        (118.1)
  Other investments                                                         (2,725.9)            --             --
 Short-term investments                                                        (81.9)        (149.9)         (54.7)
 Other, net                                                                       --             --          (17.6)
                                                                           ---------      ---------      ---------
    Net cash used for investing activities                                    (307.6)        (279.4)        (423.1)
                                                                           ---------      ---------      ---------
Cash Flows from Financing Activities:
 Deposits and interest credited for investment contracts                     1,571.1        1,621.2        1,579.5
 Withdrawals of investment contracts                                        (1,393.1)      (1,256.3)      (1,146.2)
 Capital contribution to Separate Account                                         --          (25.0)            --
 Return of capital from Separate Account                                         1.7           12.3             --
 Capital contribution from HOLDCO                                                9.3             --           10.4
 Dividends paid to shareholder                                                (553.0)         (17.3)          (3.5)
                                                                           ---------      ---------      ---------
    Net cash (used for) provided by financing activities                      (364.0)         334.9          440.2
                                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                            43.0          106.3         (109.7)
Cash and cash equivalents, beginning of year                                   565.4          459.1          568.8
                                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year                                     $   608.4      $   565.4      $   459.1
                                                                           =========      =========      =========
Supplemental cash flow information:
 Income taxes paid, net                                                    $    48.4      $    119.6     $    85.5
                                                                           =========      ==========      ==========

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies


   Aetna Life Insurance and Annuity Company and its wholly owned subsidiary (collectively, the "Company") are providers of financial services in the United States. Prior to the sale of the domestic individual life insurance business on October 1, 1998, the Company had two business segments: financial services and individual life insurance. On October 1, 1998, the Company sold its domestic individual life insurance operations to Lincoln National Corporation ("Lincoln") and accordingly they are now classified as Discontinued Operations. (Refer to note 2)


   Financial services products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, and non-qualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services and pension plan administrative services.


   Discontinued Operations include universal life, variable universal life, traditional whole life and term insurance.


   Basis of Presentation
   ---------------------


   The consolidated financial statements include Aetna Life Insurance and Annuity Company and its wholly owned subsidiary, Aetna Insurance Company of America. Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARS"), whose ultimate parent is Aetna Inc. ("Aetna").


   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to 1997 and 1996 financial information to conform to the 1998 presentation.


   New Accounting Standards
   ------------------------


   Disclosures about Segments of an Enterprise and Related Information


   As of December 31, 1998, the Company adopted Financial Accounting Standard ("FAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the reporting of information relating to operating segments. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). The adoption of this statement did not change the composition or the results of operations of any of the operating segments of the Company, which are consistent with the management approach.

   Accounting for the Costs of Computer Software Developed and Obtained for Internal Use


   On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal use computer software (in process at, and subsequent to the adoption date) be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company amortizes these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in a net after-tax increase to the results of operations of $6.5 million for the year ended December 31, 1998.


   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities


   In June 1996, the Financial Accounting Standards Board ("FASB") issued FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. FAS No. 125 was effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.


   Future Application of Accounting Standards
   ------------------------------------------


   Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That
     Do Not Transfer Insurance Risk


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


   Accounting for Derivative Instruments and Hedging Activities


   In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of adoption of this statement and the potential effect on its financial position and results of operations.

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


   Use of Estimates
   ----------------


   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.



   Cash and Cash Equivalents
   -------------------------


   Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.


   Investments
   -----------


   Debt and equity securities are classified as available for sale and carried at fair value. These securities are written down (as realized capital losses) for other than temporary declines in value. Unrealized capital gains and losses related to available-for-sale investments, other than amounts allocable to experience-rated contractholders, are reflected in shareholder's equity, net of related taxes.


   Fair values for debt and equity securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. The Company does not accrue interest on problem debt securities when management believes the collection of interest is unlikely.


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

   At December 31, 1998 and 1997, the Company loaned securities (which are reflected as invested assets) with a fair value of approximately $277.3 million and $385.1 million, respectively.


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


   Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.


   The Company utilizes futures contracts for other than trading purposes in order to hedge interest rate risk (i.e. market risk, refer to Note 4.)


   Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts allocable to experience rated contracts are deducted from capital gains and losses with an offsetting amount reported in future policy benefits. Changes in the fair value of futures contracts allocable to non-experienced-rated contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Deferred gains or losses on such futures contracts are amortized over the life of the acquired asset or liability as a yield adjustment or through net realized capital gains or losses upon disposal of an asset. Changes in the fair value of futures contracts that do not qualify as hedges are recorded in net realized capital gains or losses. Hedge designation requires specific asset or liability identification, a probability at inception of high correlation with the position underlying the hedge, and that high correlation be maintained throughout the hedge period. If a hedging instrument ceases to be highly correlated with the position underlying the hedge, hedge accounting ceases at that date and excess gains or losses on the hedging instrument are reflected in net realized capital gains or losses.


   Included in common stock are warrants which represent the right to purchase specific securities. Upon exercise, the cost of the warrants is added to the basis of the securities purchased.


   Deferred Policy Acquisition Costs
   ---------------------------------


   Certain costs of acquiring insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For fixed ordinary life contracts (prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, refer to Note 2), such costs are amortized over expected premium-paying periods (up to 20 years). For universal life (prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, refer to Note 2), and certain annuity contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 50 years for universal life and up to 20 years for certain annuity contracts). Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.


   Insurance Reserve Liabilities
   -----------------------------


   Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Prior to the sale of the domestic individual life insurance business on October 1, 1998, (refer to note 2), reserves for universal life products were equal to cumulative deposits less withdrawals and charges plus credited interest thereon, plus (less) net realized capital gains (losses) (which were reflected through credited interest rates). These reserves also included unrealized capital gains (losses) related to FAS No. 115. As a result of the sale and transfer of assets supporting the business, reserves for universal life products will no longer include net realized capital gains (losses) and unrealized gains (losses) related to FAS No. 115 for the years ended December 31, 1998 and beyond.


   Reserves for immediate annuities with life contingent payouts and traditional life insurance contracts are for immediate annuities with life contingent-payouts and traditional life insurance contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 1.50% to 11.25% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Aetna experience and are periodically reviewed against both industry standards and experience.


   Because the sale of the domestic individual life insurance business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the Company's total individual life reserves at the sale date.


   Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.00% to 8.10% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.


   Unpaid claims for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

   Premiums, Charges Assessed Against Policyholders, Benefits and Expenses
   -----------------------------------------------------------------------


   For universal life (prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, refer to Note 2) and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Life insurance premiums, other than premiums for universal life (prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, refer to Note 2) and certain annuity contracts, are recorded as premium revenue when due. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Statements of Income.


   Separate Accounts
   -----------------


   Assets held under variable universal life and variable annuity contracts are segregated in Separate Accounts and are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in some cases, to minimum guaranteed rates) in shares of mutual funds which are managed by an affiliate of the Company, or other selected mutual funds not managed by the Company.


   As of December 31, 1998, Separate Accounts assets are carried at fair value. At December 31, 1998, unrealized gains of $10.0 million, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity. At December 31, 1997, Separate Account assets supporting the guaranteed interest option were carried at an amortized cost of $658.6 million (fair value $668.7 million). Separate Accounts liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.00% to 8.10% in 1998 and 4.10% to 8.10% in 1997.


   Separate Accounts assets and liabilities are shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

   Reinsurance
   -----------


   The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverables deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets. The majority of the reinsurance recoverable on the Consolidated Balance Sheets at December 31, 1998 is related to the reinsurance recoverable from Lincoln arising from the sale of the domestic life insurance business. (Refer to Note 2)


   Income Taxes
   ------------


   The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


2. Discontinued Operations-Individual Life Insurance


   On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Insurance reserves ceded as of December 31, 1998 were $2.9 billion. Deferred policy acquisition costs related to the life policies of $907.9 million were written off against the gain on the sale. Certain invested assets related to and supporting the life policies were sold to consummate the life sale, and the Company recorded a reinsurance recoverable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $58 million will be deferred and amortized over approximately 15 years (as profits in the book of business sold emerge). The remaining portion of the gain was recognized immediately in net income and was largely attributed to the sale of the domestic life insurance business for access to the agency sales force and brokerage distribution channel. The unamortized portion of the gain is presented in other liabilities on the Consolidated Balance Sheets.


   The operating results of the domestic individual life insurance business are presented as Discontinued Operations. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations. Revenues for the individual life segment were $652.2 million, $620.4 million and $445.7 million for 1998, 1997 and 1996, respectively. Premiums ceded and reinsurance recoveries made in 1998 totaled $153.4 million and $57.7 million, respectively.

3. Investments


   Debt securities available for sale as of December 31, 1998 were as follows:



                                                                           Gross          Gross
                                                          Amortized      Unrealized     Unrealized        Fair
    1998 (Millions)                                          Cost           Gains         Losses         Value
   --------------------------------------------------------------------------------------------------------------
    U.S. government and government agencies
     and authorities                                      $   718.9        $ 60.4          $ 0.2       $   779.1

    States, municipalities and political subdivisions           0.3            --             --             0.3

    U.S. corporate securities:
      Utilities                                               615.2          29.8            4.1           640.9
      Financial                                             2,259.2          94.6            5.6         2,348.2
      Transportation/capital goods                            580.8          33.0            1.1           612.7
      Health care/consumer products                         1,328.2          69.8            4.8         1,393.2
      Natural resources                                       254.5           6.9            2.3           259.1
      Other corporate securities                              261.7           5.8            7.4           260.1
   --------------------------------------------------------------------------------------------------------------
     Total U.S. corporate securities                        5,299.6         239.9           25.3         5,514.2
   --------------------------------------------------------------------------------------------------------------

    Foreign securities:
      Government, including political subdivisions            507.6          30.4           32.9           505.1
      Utilities                                               147.0          32.4             --           179.4
      Other                                                   511.2          14.9            1.8           524.3
   --------------------------------------------------------------------------------------------------------------
     Total foreign securities                               1,165.8          77.7           34.7         1,208.8
   --------------------------------------------------------------------------------------------------------------

    Residential mortgage-backed securities:
      Pass-throughs                                           671.9          38.4            2.9           707.4
      Collateralized mortgage obligations                   1,879.6         119.7           10.4         1,988.9
   --------------------------------------------------------------------------------------------------------------
    Total residential mortgage-backed securities            2,551.5         158.1           13.3         2,696.3
   --------------------------------------------------------------------------------------------------------------

    Commercial/Multifamily mortgage-backed
     securities                                             1,114.9          30.9            9.8         1,136.0

    Other asset-backed securities                             719.3          13.8            0.6           732.5
   --------------------------------------------------------------------------------------------------------------

 Total debt securities                                    $11,570.3        $580.8          $83.9       $12,067.2
   ==============================================================================================================

   Debt securities available for sale as of December 31, 1997 were as follows:



                                                                             Gross          Gross
                                                          Amortized      Unrealized     Unrealized       Fair
    1997 (Millions)                                          Cost           Gains         Losses         Value
   --------------------------------------------------------------------------------------------------------------

    U.S. government and government agencies
     and authorities                                      $ 1,219.7        $ 74.0          $ 0.1       $ 1,293.6

    States, municipalities and political subdivisions           0.3            --             --             0.3

    U.S. corporate securities:
      Utilities                                               521.3          23.5            0.9           543.9
      Financial                                             2,370.7          84.6            1.3         2,454.0
      Transportation & capital goods                          528.2          33.2            0.1           561.3
      Healthcare & consumer products                          728.5          27.0            2.6           752.9
      Natural resources                                       143.5           5.5             --           149.0
      Other corporate securities                              545.2          27.2            0.1           572.3
   --------------------------------------------------------------------------------------------------------------
     Total U.S. corporate securities                        4,837.4         201.0            5.0         5,033.4
   --------------------------------------------------------------------------------------------------------------

    Foreign securities:
      Government, including political subdivisions            612.5          36.7           23.6           625.6
      Utilities                                               177.5          28.7             --           206.2
      Other                                                   857.9          27.7           42.8           842.8
   --------------------------------------------------------------------------------------------------------------
     Total foreign securities                               1,647.9          93.1           66.4         1,674.6
   --------------------------------------------------------------------------------------------------------------

    Residential mortgage-backed securities:
      Pass-throughs                                           784.4          71.3            2.0           853.7
      Collateralized mortgage obligations                   2,280.5         137.4            2.0         2,415.9
   --------------------------------------------------------------------------------------------------------------
     Total residential mortgage-backed securities           3,064.9         208.7            4.0         3,269.6
   --------------------------------------------------------------------------------------------------------------

    Commercial/Multifamily mortgage-backed
     securities                                             1,127.8          34.0            0.4         1,161.4

    Other asset-backed securities                           1,014.2          17.1            0.4         1,030.9
   --------------------------------------------------------------------------------------------------------------

    Total debt securities                                 $12,912.2        $627.9          $76.3       $13,463.8
   ==============================================================================================================

   At December 31, 1998 and 1997, net unrealized appreciation of $496.9 million and $551.6 million, respectively, on available-for-sale debt securities included $355.8 million and $429.3 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in insurance reserves.


   The amortized cost and fair value of debt securities for the year ended December 31, 1998 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                               Amortized        Fair
        (Millions)                                Cost          Value
        ---------------------------------------------------------------
        Due to mature:
        One year or less                       $   553.5      $   554.6
        After one year through five years        2,619.7        2,692.4
        After five years through ten years       1,754.0        1,801.7
        After ten years                          2,257.4        2,453.7
        Mortgage-backed securities               3,666.4        3,832.3
        Other asset-backed securities              719.3          732.5
        ---------------------------------------------------------------
        Total                                  $11,570.3      $12,067.2
        ===============================================================

   At December 31, 1998 and 1997, debt securities carried at $8.8 million and $8.2 million, respectively, were on deposit as required by regulatory authorities.


   The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1998.


   Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:



                                                          1998                          1997
                                                 -----------------------       -----------------------
                                                    Fair       Amortized         Fair        Amortized
   (Millions)                                      Value          Cost           Value          Cost
-------------------------------------------------------------------------------------------------------

    Total residential CMOs (1)                   $ 1,988.9     $1,879.6        $ 2,415.9     $2,280.5
=======================================================================================================
    Percentage of total:
     Supporting experience rated  products            81.7%                         81.6%
     Supporting remaining products                    18.3%                         18.4%
-------------------------------------------------------------------------------------------------------
                                                     100.0%                        100.0%
=======================================================================================================

 (1) At December 31, 1998 and 1997, approximately 66% and 73%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, FHLMC.

   There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 1998 and 1997, approximately 2% and 4%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).


   Investments in equity securities available for sale as of December 31 were as follows:

    (Millions)                           1998        1997
   -------------------------------------------------------
    Amortized Cost                     $300.4      $210.0
    Gross unrealized gains               13.1        21.3
    Gross unrealized losses               8.1          .1
   -------------------------------------------------------
    Fair Value                         $305.4      $231.2
   =======================================================

4. Financial Instruments


   Estimated Fair Value
   --------------------


   The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1998 and 1997 were as follows:



                                              1998                       1997
                                      ---------------------      -----------------------
                                      Carrying       Fair        Carrying        Fair
(Millions)                             Value         Value        Value         Value
----------------------------------------------------------------------------------------
 Assets:
  Mortgage loans                     $    12.7     $   12.3     $   12.8        $   12.4
 Liabilities:
  Investment contract liabilities:
   With a fixed maturity             $ 1,063.9     $  984.3     $ 1,030.3       $1,005.4
   Without a fixed maturity           10,241.7      9,686.2      10,113.2        9,587.5
-----------------------------------------------------------------------------------------

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


   Off-Balance-Sheet and Other Financial Instruments
   -------------------------------------------------


   Futures Contracts:


   Futures contracts are used to manage interest rate risk in the Company's bond portfolio. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets. The notional amounts, carrying values and estimated fair values of the Company's open treasury futures as of December 31, 1998 were $250.9 million, $.1 million, and $.1 million, respectively.


   Warrants:


   Included in common stocks are warrants which are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period. The carrying values and estimated fair values of the Company's warrants to purchase equity securities as of December 31, 1998 were $1.5 million, respectively. The carrying values and estimated fair values as of December 31, 1997 were $.6 million, respectively.

   Debt Instruments with Derivative Characteristics:


   The Company also had investments in certain debt instruments with derivative characteristics, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the debt securities portfolio, as of December 31, 1998 was as follows:



                                                         Amortized       Fair
    (Millions)                                               Cost        Value
   -----------------------------------------------------------------------------
    Residential collateralized mortgage obligations      $1,879.6      $1,988.9
     Principal-only strips (included above)                  20.2          24.0
     Interest-only strips (included above)                   17.3          18.0
    Other structured securities with derivative
     characteristics (1)                                     87.3          80.6
   -----------------------------------------------------------------------------

    (1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.


5. Net Investment Income


   Sources of net investment income were as follows:

                                                1998        1997        1996
   ----------------------------------------------------------------------------
    Debt securities                            $ 798.8     $ 814.6     $ 805.3
    Nonredeemable preferred stock                 18.4        12.9         5.8
    Investment in affiliated mutual funds          6.6         3.8        10.8
    Mortgage loans                                 0.6         0.3         0.6
    Policy loans                                   7.2         5.7         6.4
    Reinsurance loan to affiliate                  2.3         5.5         9.3
    Cash equivalents                              44.6        38.8        27.1
    Other                                         16.7         9.5         1.8
   -----------------------------------------------------------------------------
    Gross investment income                      895.2       891.1       867.1
    Less: investment expenses                    (17.6)      (12.3)      (14.5)
   -----------------------------------------------------------------------------
    Net investment income                      $ 877.6     $ 878.8     $ 852.6
   =============================================================================

   Net investment income includes amounts allocable to experience rated contractholders of $655.6 million, $673.8 million and $649.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.

6. Dividend Restrictions and Shareholder's Equity

   The Company paid $553.0 million and $17.3 million in cash dividends to HOLDCO in 1998 and 1997, respectively. Additionally, at December 31, 1998, the Company accrued $206.0 million in dividends. Of the $759.0 million dividends paid and accrued in 1998, $756.0 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business.


   In January 1999, the accrued dividends of $206.0 million were paid by the Company to HOLDCO. Further dividends to be paid by the Company to HOLDCO during 1999 will need to be approved by the Insurance Department of the State of Connecticut (the "Department") prior to payment.


   The Department recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $148.1 million, $80.5 million and $57.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Statutory capital and surplus was $773.0 million and $778.7 million as of December 31, 1998 and 1997, respectively.


   As of December 31, 1998, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


7. Capital Gains and Losses on Investment Operations


   Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.


   Net realized capital gains on investments were as follows:



    (Millions)                                      1998       1997       1996
   ----------------------------------------------------------------------------
    Debt securities                                $ 7.4      $21.1      $ 9.5
    Equity securities                                3.0        8.6        7.5
   ----------------------------------------------------------------------------
    Pretax realized capital gains                  $10.4      $29.7      $17.0
   ============================================================================
    After-tax realized capital gains               $ 7.3      $19.2      $11.1
   ============================================================================

   Net realized capital gains of $15.0 million, $83.7 million and $52.5 million for 1998, 1997 and 1996, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in Policyholders' funds left with the Company. Net unamortized gains were $118.6 million and $120.1 million at December 31, 1998 and 1997, respectively.

   Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses were as follows:



    (Millions)                              1998          1997          1996
   ----------------------------------------------------------------------------
    Proceeds on sales                     $6,790.2      $5,311.3      $5,182.2
    Gross gains                               98.8          23.8          22.1
    Gross losses                              91.4           2.7          12.6
   ----------------------------------------------------------------------------

   Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities, excluding those related to experience-rated contractholders) were as follows:


    (Millions)                                          1998        1997        1996
   -----------------------------------------------------------------------------------
    Debt securities                                  $ 18.9      $44.3      $(100.1)
    Equity securities                                 (16.1)       5.6        (10.5)
    Other                                              15.4         --           --
   -----------------------------------------------------------------------------------
        Subtotal                                       18.2       49.9       (110.6)
    Increase (decrease) in deferred income taxes
      (Refer to note 8)                                 6.3       17.5        (38.6)
   -----------------------------------------------------------------------------------
    Net changes in accumulated other
      comprehensive income                           $ 11.9      $32.4      $ (72.0)
   ===================================================================================

   Net unrealized capital gains allocable to experience-rated contracts of $355.8 million at December 31, 1998 are reflected on the Consolidated Balance Sheets in Policyholders' funds left with the Company and are not included in shareholder's equity. At December 31, 1997, net unrealized capital gains of $356.7 million and $72.6 million at December 31, 1997 are reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company and future policy benefits, respectively, and are not included in shareholder's equity.

   Shareholder's equity included the following accumulated other comprehensive income, which are net of amounts allocable to experience-rated contractholders, at December 31:



    (Millions)                                            1998      1997       1996
   ----------------------------------------------------------------------------------
    Debt securities:
     Gross unrealized capital gains                     $157.3     $140.6     $101.7
     Gross unrealized capital losses                     (16.2)     (18.4)     (23.8)
   ----------------------------------------------------------------------------------
                                                         141.1      122.2       77.9
   ----------------------------------------------------------------------------------
    Equity securities:
     Gross unrealized capital gains                       13.1       21.2       16.3
     Gross unrealized capital losses                      (8.1)      (0.1)      (0.8)
   ----------------------------------------------------------------------------------
                                                           5.0       21.1       15.5
   ----------------------------------------------------------------------------------
    Other:
     Gross unrealized capital gains                       17.1         --         --
     Gross unrealized capital losses                      (1.7)        --         --
   ----------------------------------------------------------------------------------
                                                          15.4         --         --
   ----------------------------------------------------------------------------------
    Deferred income taxes (Refer to note 8)               56.7       50.4       32.9
   ----------------------------------------------------------------------------------
    Net accumulated other comprehensive income          $104.8     $ 92.9     $ 60.5
   ==================================================================================

   Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:



   (Millions)                                           1998       1997         1996
   ----------------------------------------------------------------------------------
    Unrealized holding gains (losses) arising
      during the year (1)                               $38.3      $98.8       $(14.8)
    Less: reclassification adjustment for gains and
      other items included in net income (2)             26.4       66.4         57.2
   -----------------------------------------------------------------------------------
     Net unrealized gains (losses) on securities        $11.9      $32.4       $(72.0)
   ===================================================================================

    (1) Pretax unrealized holding gains (losses) arising during the year were $58.8 million, $152.3 million and ($22.9) million for 1998, 1997 and 1996, respectively.
    (2) Pretax reclassification adjustments for gains and other items included in net income were $40.6 million, $102.4 million and $87.7 million for 1998, 1997 and 1996, respectively.

8. Income Taxes


   The Company is included in the consolidated federal income tax return, the combined returns of Connecticut and New York, and the Illinois unitary state income tax returns of Aetna. Aetna allocates to each member an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes in the consolidated federal income tax return.


   Income taxes from continuing operations consist of the following:



    (Millions)                                    1998         1997         1996
   -------------------------------------------------------------------------------
    Current taxes (benefits):
     Federal                                     $ 246.4      $ 28.7      $ 30.0
     State                                           1.3         2.0         2.3
     Net realized capital gains                     16.8        39.1        24.4
   ------------------------------------------------------------------------------
                                                   264.5        69.8        56.7
   ------------------------------------------------------------------------------
    Deferred taxes (benefits):
     Federal                                      (203.2)        9.4        (7.6)
     Net realized capital (losses)                 (13.9)      (28.5)      (18.4)
   ------------------------------------------------------------------------------
                                                  (217.1)      (19.1)      (26.0)
   ------------------------------------------------------------------------------
      Total                                      $  47.4      $ 50.7      $ 30.7
   ==============================================================================

   Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:



   (Millions)                                      1998        1997        1996
   ------------------------------------------------------------------------------
    Income from continuing operations before
      income taxes                                $187.0      $188.2      $115.9
    Tax rate                                        35%         35%         35%
    ------------------------------------------------------------------------------
    Application of the tax rate                     65.5        65.9        40.6
    Tax effect of:
     State income tax, net of federal benefit        0.9         1.3         1.5
     Excludable dividends                          (17.1)      (15.6)      (10.8)
     Other, net                                     (1.9)       (0.9)       (0.6)
   ------------------------------------------------------------------------------
      Income taxes                                $ 47.4      $ 50.7      $ 30.7
   ==============================================================================

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:



    (Millions)                                           1998        1997
   ------------------------------------------------------------------------
    Deferred tax assets:
     Insurance reserves                                $ 324.1      $415.8
     Unrealized gains allocable to experience
      rated contracts                                    124.5       150.1
     Investment (gains) losses                            (0.3)        6.6
     Postretirement benefits other than pensions          26.0        26.3
     Deferred compensation                                38.6        31.2
     Restructuring charge                                  2.9         9.5
     Depreciation                                          1.7         3.9
     Sale of individual life                              48.9           -
     Other                                                16.0         8.8
   ------------------------------------------------------------------------
    Total gross assets                                   582.4       652.2
   ------------------------------------------------------------------------

    Deferred tax liabilities:
     Deferred policy acquisition costs                   272.7       515.6
     Market discount                                       4.5         5.1
     Net unrealized capital gains                        181.2       200.5
     Pension                                               3.9         3.6
     Other                                                (0.5)       (0.6)
   ------------------------------------------------------------------------
    Total gross liabilities                              461.8       724.2
   ------------------------------------------------------------------------
    Net deferred tax (asset) liability                 $(120.6)     $ 72.0
   ========================================================================

   Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 1998 and 1997, no valuation allowances were required for unrealized capital gains and losses.


   Management believes that it is more likely than not that the Company will realize the benefit of the net deferred tax asset. The Company expects sufficient taxable income in the future to realize the net deferred tax asset because of the Company's long-term history of having taxable income, which is projected to continue.


   The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 1998. This amount would be taxed only under certain conditions.

   No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.


   The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1990. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1991 through 1994.


9. Benefit Plans


   Aetna has noncontributory defined benefit pension plans covering substantially all employees. Aetna's accrued pension cost has been allocated to its subsidiaries, including the Company, under an allocation based on eligible salaries. Data on a separate company basis regarding the proportionate share of the projected benefit obligation and plan assets is not available. The accumulated benefit obligation and plan assets are recorded by Aetna. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits. Allocated pretax charges to operations for the pension plan (based on the Company's total salary cost as a percentage of Aetna's total salary cost) were $0.8 million, $2.7 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.


   In addition to providing pension benefits, Aetna currently provides certain health care and life insurance benefits for retired employees. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 50 with 15 years of service or at age 65 with 10 years of service. There is a cap on the portion of the cost paid by the Company relating to medical and dental benefits. Retirees are generally required to contribute to the plans based on their years of service with Aetna. The costs to the Company associated with the Aetna postretirement plans for 1998, 1997 and 1996 were $0.9 million, $2.7 million and $1.8 million, respectively.


   As of December 31, 1996, Aetna transferred to the Company approximately $77.7 million of accrued liabilities, primarily related to the pension and postretirement benefit plans described above, that had been previously recorded by Aetna. The after-tax amount of this transfer (approximately $50.5 million) is reported as a reduction in retained earnings.


   The Company, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (i.e., September 30), the accumulated plan assets exceeded accumulated plan benefits.


   The Company, in conjunction with Aetna, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 1998, 1997 and 1996 were $1.4 million, $0.6 million and $0.7 million, respectively.


   Effective January 1, 1999, the Company, in conjunction with Aetna, changed the formula for providing pension benefits from the existing final average pay formula to a cash balance formula, which will credit employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. The formula also provides for a transition period until December 1, 2006, which allows certain employees to receive vested benefits at the higher of the final average pay or cash balance formula. The changing of this formula will not have a material effect on the Company's results of operations, liquidity or financial condition.


    Incentive Savings Plan--Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna. Pretax charges to operations for the incentive savings plan were $4.7 million, $4.4 million and $5.4 million in 1998, 1997 and 1996, respectively.


    Stock Plans--Aetna has a stock incentive plan that provides for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to certain key employees. Executive and middle management employees may be granted options to purchase common stock of Aetna at or above the market price on the date of grant. Options generally become 100% vested three years after the grant is made, with one-third of the options vesting each year. Aetna does not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives may be granted incentive units which are rights to receive common stock or an equivalent value in cash. The incentive units may vest within a range from 0% to 175% at the end of a four year period based on the attainment of performance goals. The costs to the Company associated with the Aetna stock plans for 1998, 1997 and 1996, were $4.1 million, $2.9 million and $8.1 million, respectively. As of December 31, 1996, Aetna transferred to the Company approximately $1.1 million of deferred tax benefits related to stock options. This amount is reported as an increase in retained earnings. In 1998, other changes in shareholder's equity include an additional increase of $0.7 million reflecting revisions to the allocation of the deferred tax benefit.


10. Related Party Transactions


    Investment Advisory and Other Fees
    ----------------------------------


    In February 1998 and May 1998, Aeltus Investment Management Inc. ("Aeltus"), an affiliate of the Company, assumed investment advisory services for Aetna managed mutual funds and variable funds (collectively, the Funds), respectively. In connection with that assumption of duties, Aeltus entered into participation agreements with the Company. Participation fees paid to the Company, from Aeltus, included in charges assessed against policyholders amounted to $26.9 million for 1998. Prior to assuming investment advisory services, Aeltus served as subadvisor to the Funds. Since August 1996, Aeltus has served as advisor for most of the Company's General Account assets. Fees paid by the Company to Aeltus, included in both charges assessed against policyholders and net investment income, on an annual basis, range from 0.06% to 0.55% of the average daily net assets under management. For the years ended December 31, 1998, 1997 and 1996, the Company paid $21.7 million, $45.5 million and $16.0 million, respectively, in such fees.


    Prior to February 1998 and May 1998, the Company served as investment advisor to the Funds. Under the advisory agreements, the funds paid the Company a daily fee which, on an annual basis, ranged, depending on the fund, from 0.25% to 0.85% of their average daily net assets. The Company is also compensated by the Separate Accounts (variable funds) for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis is, depending on the product, up to 2.15% of their average daily net assets. The amount of compensation and fees received from the Funds and Separate Accounts, included in charges assessed against policyholders, amounted to $287.0 million, $271.2 million and $186.6 million in 1998, 1997 and 1996, respectively.


    Reinsurance Transactions
    ------------------------


    Since 1981, all domestic individual non-participating life insurance of Aetna and its subsidiaries has been issued by the Company. Effective December 31, 1988, the Company entered into a reinsurance agreement with Aetna Life Insurance Company ("Aetna Life") in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. A $6.1 million and a $108.0 million commission, paid by the Company to Aetna Life in 1996 and 1988, respectively, was capitalized as deferred policy acquisition costs. In consideration for the assumption of this business, a loan was established relating to the assets held by Aetna Life which support the insurance reserves. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance to a coinsurance arrangement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred and the loan previously established was reduced. The Company maintained insurance reserves of $574.5 million ($397.2 million relating to the modified coinsurance agreement and $177.3 million relating to the coinsurance agreement) as of December 31, 1997 relating to the business assumed. The fair value of the loan relating to assets held by Aetna Life was $412.3 million as of December 31, 1997 and was based upon the fair value of the underlying assets.


    Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct domestic individual non-participating life insurance business was sold to Lincoln. (Refer to note 2).


    The operating results of the domestic individual life business are presented as Discontinued Operations. Premiums of $336.3 million, $176.7 million and $25.3 million and current and future benefits of $341.1 million, $183.9 million and $39.5 million, were assumed in 1998, 1997 and 1996, respectively. Investment income of $17.0 million, $37.5 million and $44.1 million was generated from the reinsurance loan to affiliate for the years ended December 31, 1998, 1997 and 1996, respectively.


    Prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, the Company's retention limit per individual life was $2.0 million and amounts in excess of this limit, up to a maximum of $8.0 million on any new individual life business was reinsured with Aetna Life on a yearly renewable term basis. Premium amounts related to this agreement were $2.0 million, $5.9 million and $5.2 million for 1998, 1997 and 1996, respectively. This agreement was terminated effective October 1, 1998.


    Effective October 1, 1997, the Company entered into a reinsurance agreement with Aetna Life to assume amounts in excess of $0.2 million for certain of its participating life insurance, on a yearly renewable term basis. Premium amounts related to this agreement were $4.4 million and $0.7 million in 1998 and 1997, respectively. The business assumed under this agreement was retroceded to Lincoln effective October 1, 1998.


    On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $87.8 million and $32.5 million were maintained for this contract as of December 31, 1998 and 1997, respectively.


    Capital Transactions
    --------------------


    The Company received a capital contribution of $9.3 million and $10.4 million in cash from HOLDCO in 1998 and 1996, respectively. The Company received no capital contributions in 1997.


    The Company paid $553.0 million, $17.3 million and 3.5 million in cash dividends to HOLDCO in 1998, 1997 and 1996, respectively. Additionally, in 1998, the Company accrued $206.0 million in dividends. (Refer to Note 6)


    Other
    -----


    Premiums due and other receivables include $1.6 million and $37.0 million due from affiliates in 1998 and 1997, respectively. Other liabilities include $2.2 million and $1.2 million due to affiliates for 1998 and 1997, respectively.


    As of December 31, 1998, Aetna transferred to the Company $0.7 million based on its decision not to settle state tax liabilities for the years 1998 and 1997. The amount transferred as of December 31, 1997 was $2.5 million. This amount has been reported as an other change in retained earnings.


    Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of service provided.


11. Reinsurance


    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. (Refer to note 2)


    Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 was reinsured externally. Beginning November 1, 1997, 90% of new business written on these products was reinsured externally. Effective October 1, 1998 this agreement was assigned from the third party reinsurer to Lincoln.

    The following table includes premium amounts ceded/assumed to/from affiliated companies as discussed in Note 10 above.



                                                     Ceded to       Assumed
                                         Direct       Other       from Other      Net
     (Millions)                          Amount     Companies      Companies     Amount
    ------------------------------------------------------------------------------------

                  1998
                  ----
     Premiums:
      Discontinued Operations            $166.8       $165.4        $340.6       $342.0
      Accident and Health Insurance        16.3         16.3            --           --
      Annuities                            80.8          2.9           1.5         79.4
    ------------------------------------------------------------------------------------
       Total earned premiums             $263.9       $184.6        $342.1       $421.4
    ====================================================================================

                  1997
                  ----
     Premiums:
      Discontinued Operations            $ 35.7       $ 15.1        $177.4       $198.0
      Accident and Health Insurance         5.6          5.6            --           --
      Annuities                            67.9           --           1.2         69.1
    ------------------------------------------------------------------------------------
       Total earned premiums             $109.2       $ 20.7        $178.6       $267.1
    ====================================================================================

                  1996
                  ----
     Premiums:
      Discontinued Operations            $ 34.6       $ 11.2        $ 25.3       $ 48.7
      Accident and Health Insurance         6.3          6.3            --           --
      Annuities                            84.3           --           0.6         84.9
    ------------------------------------------------------------------------------------
       Total earned premiums             $125.2       $ 17.5        $ 25.9       $133.6
    ====================================================================================

12. Segment Information


    Prior to October 1, 1998, the Company's operations were reported through two major business segments: Financial Services and Individual Life Insurance (now Discontinued Operations). Summarized financial information for the Company's principal operations was as follows:



                                                    (4)            (4)
                                                 Financial     Discontinued
    1998 (Millions)                               Services      Operations       Other          Total
    ----------------------------------------------------------------------------------------------------
     Revenue from external customers            $   433.3              --            --       $   433.3
     Net investment income                          877.6              --            --           877.6
    ----------------------------------------------------------------------------------------------------
     Total revenue excluding realized
      capital gains                             $ 1,310.9              --            --       $ 1,310.9
    ====================================================================================================
     Amortization of deferred policy
      acquisition costs                         $   106.7              --            --       $   106.7
    ----------------------------------------------------------------------------------------------------
     Income taxes                               $    57.7                       $ (10.3)      $    47.4
    ----------------------------------------------------------------------------------------------------
     Operating earnings (1)                     $   151.5              --            --       $   151.5
     Unusual items (2)                                 --              --       $ (19.2)          (19.2)
     Realized capital gains, net of tax               7.3              --            --             7.3
    ----------------------------------------------------------------------------------------------------
     Income from continuing operations          $   158.8              --       $ (19.2)      $   139.6
     Discontinued operations, net of tax:
      Income from operations                           --        $   61.8            --            61.8
      Gain on sale                                     --            59.0            --            59.0
    ----------------------------------------------------------------------------------------------------
     Net income                                 $   158.8        $  120.8       $ (19.2)      $   260.4
    ====================================================================================================
     Segment assets                             $43,458.6        $3,820.2            --       $47,278.8
    ----------------------------------------------------------------------------------------------------
     Expenditures for long-lived assets (3)            --              --       $   5.3       $     5.3
    ----------------------------------------------------------------------------------------------------

     (1) Operating earnings are comprised of net income excluding net realized capital gains and any unusual items.
     (2) Unusual items excluded from operating earnings include an after-tax severance benefit of $1.6 million and after-tax Year 2000 costs of $20.8 million.
     (3) Expenditures of long-lived assets represents additions to property and equipment not allocable to business segments.
     (4) Financial Services products include annuity contracts and Discontinued Operations include life insurance products. (Refer to Note 1)

                                                   (3)            (3)
                                                Financial     Discontinued
     1997 (Millions)                            Services       Operations     Other      Total
    ----------------------------------------------------------------------------------------------
     Revenue from external customers            $   369.4             --        --      $   369.4
     Net investment income                          878.8             --        --          878.8
    ----------------------------------------------------------------------------------------------
     Total revenue excluding realized
      capital gains                             $ 1,248.2             --        --      $ 1,248.2
    ==============================================================================================
     Amortization of deferred policy
      acquisition costs                         $    82.8             --        --      $    82.8
    ----------------------------------------------------------------------------------------------
     Income taxes                               $    50.7             --        --      $    50.7
    ----------------------------------------------------------------------------------------------
     Operating earnings (1)                     $   118.3             --        --      $   118.3
     Realized capital gains, net of tax              19.2             --        --           19.2
    ----------------------------------------------------------------------------------------------
     Income from continuing operations          $   137.5             --        --      $   137.5
     Discontinued Operations, net of tax:
      Income from operations                           --       $   67.8        --           67.8
    ----------------------------------------------------------------------------------------------
     Net Income                                 $   137.5       $   67.8        --      $   205.3
    ==============================================================================================
     Segment assets                             $36,638.8       $3,507.6        --      $40,146.4
    ----------------------------------------------------------------------------------------------
     Expenditures for long-lived assets (2)            --             --      $9.6      $     9.6
    ----------------------------------------------------------------------------------------------

     (1) Operating earnings are comprised of net income excluding net realized capital gains and any unusual items.
     (2) Expenditures for long-lived assets represents additions to property and equipment not allocable to business segments.
     (3) Financial Services products include annuity contracts and Discontinued Operations include life insurance products. (Refer to Note 1)

                                                        (3)            (3)
                                                     Financial     Discontinued
     1996 (Millions)                                  Services      Operations       Other        Total
    -----------------------------------------------------------------------------------------------------
     Revenue from external customers                 $  325.5            --             --      $  325.5
     Net investment income                              852.6            --             --         852.6
    -----------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
      gains                                          $1,178.1            --             --      $1,178.1
    =====================================================================================================
     Amortization of deferred policy acquisition
      costs                                          $   28.0            --             --      $   28.0
    -----------------------------------------------------------------------------------------------------
     Income taxes                                    $   35.6            --         $ (4.9)     $   30.7
    -----------------------------------------------------------------------------------------------------
     Operating earnings (losses) (1)                 $   83.2            --             --      $   83.2
     Unusual items (2)                                     --            --           (9.1)         (9.1)
     Realized capital gains, net of tax:                 11.1            --             --          11.1
    -----------------------------------------------------------------------------------------------------
     Income from continuing operations               $   94.3                       $ (9.1)     $   85.2
     Discontinued operations, net of tax
      Income from operations                               --         $55.9             --          55.9
    -----------------------------------------------------------------------------------------------------
     Net income (loss)                               $   94.3         $55.9         $ (9.1)     $  141.1
    =====================================================================================================

     (1) Operating earnings are comprised of net income excluding net realized capital gains and any unusual items.
     (2) Unusual items excluded from operating earnings represent $9.1 million after-tax corporate facilities and severance charges not directly allocable to the business segments.
     (3) Financial Services products include annuity contracts and Discontinued Operations include life insurance products. (Refer to Note 1)


13. Commitments and Contingent Liabilities


    Commitments
    -----------


    Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 1998 and 1997, the Company had commitments to purchase investments of $68.7 million and $38.7 million, respectively. The fair value of the investments at December 31, 1998 and 1997 approximated $68.9 million and $39.0 million, respectively.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Omitted pursuant to General Instruction I(2) of Form 10-K.


Item 11. Executive Compensation.

         Omitted pursuant to General Instruction I(2) of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Omitted pursuant to General Instruction I(2) of Form 10-K.


Item 13. Certain Relationships and Related Transactions.

         Omitted pursuant to General Instruction I(2) of Form 10-K.


                                     PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.


(a) The following documents are filed as part of this report:

    1. Financial statements. See Item 8 on Page 27.
    2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 64.
    3. Exhibits:


       3(i)(a) Certificate of Incorporation

               Incorporated herein by reference to post-effective amendment No. 1 to Registration Statement on Form S-1 (File No. 33-60477) as filed on April 15, 1996.


       3(i)(b) Amendment of Certificate of Incorporation of Aetna Life Insurance and Annuity Company Incorporated herein by reference to Post-Effective Amendment No. 12 to Registration Statement on
               Form N-4 (File No. 33-75964) as filed on February 11, 1997.


       3(ii)   By-Laws, as amended September 17, 1997.

               Incorporated herein by reference to post-effective amendment
               No. 12 to Registration Statement on Form N-4 (File No. 33-91846) as filed on October 30, 1997.

  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


       4. Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)


          Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.


          Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.


          Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.


          Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.


          Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.


          Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.


          Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 7, 1996.


          Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.


          Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.


          Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.


          Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.


          Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.


          Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.


          Incorporated by reference to Post-Effective Amendment No. 15 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


          Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.


          Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.


          Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.


          Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.


          Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.


          Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.


          Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.


          Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.


          Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.


          Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 15, 1995.


          Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.


          Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.


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


          Amendment No. 1 dated as of December 31, 1996 to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc.--Incorporated herein by reference to Aetna Inc.'s Form 10-Q as filed on May 6, 1997.*


          Amendment No. 2 dated as of February 28, 1997 to the Supplemental Pension Benefit Plan of Certain Employees of Aetna Services, Inc.--Incorporated herein by reference to Aetna Inc.'s Form 10-Q as filed on May 6, 1997.*


          The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*


          Amendment dated as of February 27, 1998 to the Aetna Inc. 1996 Stock Incentive Plan, incorporated by reference to Aetna Inc.'s Form 10-Q, as filed on May 6, 1998.


          Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*


          Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*


          Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney--Incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*


          Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended--Incorporated herein by reference to Aetna Inc.'s Form 10-K filed on March 3, 1998.*


          Amended and Restated Asset Purchase Agreement by and among Aetna Life Insurance Company, Aetna Life Insurance and Annuity Company, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, dated May 21, 1998, incorporated herein by reference to the Company's Form 10-Q filed on August 8, 1998. (The Company will provide to the Securities and Exchange Commission a copy of omitted schedules or similar attachments upon request.)


          * Management contract or compensatory plan or arrangement

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


        21  Subsidiaries of the Registrant


            Incorporated by reference to Exhibit Item 26 of Post-Effective Amendment No. 2 to Registration Statement on Form N-4 (File Number 333-56297) as filed on December 14, 1998.


        24  Power of Attorney


            (Filed herein immediately after Signature page.)


        27  Financial Data Schedules


        Exhibits other than these listed are omitted because they are not required or not applicable.


    (b) Reports on Form 8-K.


        None.

              Index to Consolidated Financial Statement Schedules



                                                                          Page
                                                                          ----
  Independent Auditors' Report ..........................................   65

  I.   Summary of Investments--Other than Investments in Affiliates as of December 31, 1998 ............................................. 66

  III. Supplementary Insurance Information as of and for the years ended December 31, 1998, 1997, 1996 .............................. 67

  IV.  Reinsurance for the years ended December 31, 1998, 1997, 1996 ...... 69

Schedules other than those listed above are omitted because they are not required or are not applicable.

                         Independent Auditors' Report



The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


Under date of February 3, 1999, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998, as included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.


In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                              /s/ KPMG LLP




Hartford, Connecticut
February 3, 1999

                                  Schedule I
         Summary of Investments--Other than Investments in Affiliates
                            As of December 31, 1998
                                 (in millions)


                                                                            Amount at
                                                                           Which Shown
                                                                             in the
            Type of Investment                  Cost         Value*       Balance Sheet
            ------------------                 -----         ------       -------------
Debt Securities:
 U.S. government and government
  agencies and authorities                  $   718.9      $   779.1        $   779.1
 States, municipalities and political
  subdivisions                                     .3             .3               .3
 U.S. corporate securities                    5,299.6        5,514.2          5,514.2
 Foreign securities (1)                       1,165.8        1,208.8          1,208.8
 Residential mortgage-backed securities       2,551.5        2,696.3          2,696.3
 Commercial/Multifamily mortgage-
  backed securities                           1,114.9        1,136.0          1,136.0
 Other asset-backed securities                  719.3          732.5            732.5
                                            ---------      ---------        ---------
  Total debt securities                      11,570.3       12,067.2         12,067.2
Equity securities:
 Non-redeemable preferred stock                 202.6          203.3            203.3
 Investment in affiliated mutual funds           96.8          100.1            100.1
 Common stock                                     1.0            2.0              2.0
                                            ---------      ---------        ---------
  Total equity securities                       300.4          305.4            305.4

Short-term investments                           47.9           47.9             47.9
Mortgage loans                                   12.7           12.3             12.7
Policy loans                                    292.2          292.2            292.2
                                            ---------      ---------        ---------

  Total investments                         $12,223.5      $12,725.0        $12,725.4
                                            =========      =========        =========

 *See Notes 1 and 3 to the Consolidated Financial Statements.

 (1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. All of the Company's foreign securities are denominated in U.S. dollars.

                                 Schedule III
                      Supplementary Insurance Information
         As of and for the years ended December 31, 1998, 1997 and 1996
                                 (in millions)

                                                                                      Policy-
                          Deferred                       Unpaid                       holders'
                           policy         Future         claims                      funds left
                        acquisition       policy       and claim       Unearned       with the
       Segment             costs         benefits       expenses     premiums (1)     Company
-----------------------------------------------------------------------------------------------
1998
----
Financial Services        $  864.0      $   878.0        $  0.3          $  --       $11,295.1
Discontinued
  Operations (2)                --        2,936.8        $ 18.5            1.1            10.5
                          --------------------------------------------------------------------
Total                     $  864.0      $ 3,814.8        $ 18.8          $ 1.1       $11,305.6
                          ====================================================================
1997
----
Financial Services        $  799.6      $   948.0        $  0.8          $  --       $11,116.8
Discontinued
  Operations (2)             855.0        2,814.6          37.2            1.1            26.7
                          --------------------------------------------------------------------
Total                     $1,654.6      $ 3,762.6        $ 38.0          $ 1.1       $11,143.5
                          ====================================================================
1996
----
Financial Services        $  715.2      $   960.0        $  0.5          $  --       $10,648.5
Discontinued
  Operations (2)             800.1        2,655.8          28.4            1.2            15.2
                          --------------------------------------------------------------------
Total                     $1,515.3      $ 3,615.8        $ 28.9          $ 1.2       $10,663.7
                          ====================================================================

  Notes to Schedule III:
 (1) Included in future policy benefits on the Company's Consolidated Balance Sheets.
 (2) Domestic individual life insurance business.

                      Supplementary Insurance Information
         As of and for the years ended December 31, 1998, 1997 and 1996
                                 (in millions)

                                                                       Amortization
                                                                       of deferred
                                    Net                     Current       policy        Other
                      Premium   investment      Other     and future   acquisition    operating
       Segment        revenue   income (3)   income (4)    benefits       costs      expenses (5)
-------------------------------------------------------------------------------------------------
1998
----
Financial Services    $ 79.4      $877.6       $364.3       $714.4        $106.7        $281.2
                     ============================================================================
Discontinued
  Operations (2)      $342.0      $146.1       $164.1       $482.4        $ 34.7        $ 41.3
                     ============================================================================
1997
----
Financial Services    $ 69.1      $878.8       $330.0       $720.4        $ 82.8        $286.5
                     ============================================================================
Discontinued
  Operations (2)      $198.0      $201.7       $220.7       $407.4        $ 45.6        $ 60.9
                     ============================================================================
1996
----
Financial Services    $ 84.9      $852.6       $257.6       $728.3        $ 28.0        $308.9
                     ============================================================================
Discontinued
  Operations (2)      $ 48.7      $193.0       $204.0       $240.3        $ 41.8        $ 80.6
                     ============================================================================

 Notes to Schedule III (continued):
 (2) Domestic individual life insurance business.
 (3) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
 (4) Includes net realized capital gains.
 (5) Includes operating expenses and severance and facilities charges. Excludes Year 2000 costs and any effect of the corporate facilities and severance charge recorded in 1996 which is not directly allocable to the Financial Services and Individual Life Insurance segments.

                                  Schedule IV
                                  Reinsurance
              For the years ended December 31, 1998, 1997 and 1996
                                   (Millions)



                                                                                               Percentage
                                                    Ceded to       Assumed                     of Amount
                                      Direct         Other       from Other         Net         Assumed
                                      Amount       Companies      Companies       Amount         to Net
                                   ----------------------------------------------------------------------
1998
----
Life insurance in force --
 Discontinued Operations (1)        $42,882.9     $45,381.4       $2,505.4      $     6.9           --
                                   ======================================================
Premiums:
 Discontinued Operations (1)        $   166.8     $   165.4       $  340.6      $   342.0         99.6%
 Accident and Health Insurance           16.3          16.3             --             --           --
 Annuities                               80.8           2.9            1.5           79.4          1.9%
                                   ------------------------------------------------------
  Total earned premiums             $   263.9     $   184.6       $  342.1      $   421.4         81.2%
                                   ======================================================
1997
----
Life insurance in force --
 Discontinued Operations (1)        $42,133.4     $ 3,547.4       $2,006.2      $40,592.2          4.9%
                                   ======================================================
Premiums:
 Discontinued Operations (1)        $    35.7     $    15.1       $  177.4      $   198.0         89.6%
 Accident and Health Insurance            5.6           5.6             --             --           --
 Annuities                               67.9            --            1.2           69.1          1.7%
                                   ------------------------------------------------------
  Total earned premiums             $   109.2     $    20.7       $  178.6      $   267.1         66.9%
                                   ======================================================
1996
----
Life insurance in force --
 Discontinued Operations (1)        $40,276.3     $ 2,416.0       $2,076.3      $39,936.6          5.2%
                                   ======================================================
Premiums:
 Discontinued Operations (1)        $    34.6     $    11.2       $   25.3      $    48.7         52.0%
 Accident and Health Insurance            6.3           6.3             --             --           --
 Annuities                               84.3            --            0.6           84.9          0.7%
                                   ------------------------------------------------------
  Total earned premiums             $   125.2     $    17.5       $   25.9      $   133.6         19.4%
                                   ======================================================

 (1) The Company's domestic individual life insurance business was sold to Lincoln on October 1, 1998. See "Overview" in Management's Analysis of the Results of Operations and Note 2 of Notes to Consolidated Financial Statements for additional information on the sale.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                    (Registrant)


Date March 25, 1999                     By /s/ Deborah Koltenuk
     --------------                        --------------------
                                           Deborah Koltenuk
                                           Vice President, Treasurer and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.



             Signature                                       Title
*
-----------------------------------     President and Director
Thomas J. McInerney                       (Principal Executive Officer)
*
-----------------------------------     Senior Vice President, Chief Financial Officer,
Catherine H. Smith                        and Director (Principal Financial Officer)
*
-----------------------------------
Shaun P. Mathews                        Senior Vice President and Director

/s/ Deborah Koltenuk                    Vice President, Treasurer and Corporate
-----------------------------------
Deborah Koltenuk                         Controller (Principal Accounting Officer)

* By: /s/ Kirk P. Wickman
     --------------------
      Kirk P. Wickman
      Vice President, General Counsel and Corporate Secretary

                               POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Kirk P. Wickman and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1998 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.


WITNESS our hands and common seal on this 25th day of March, 1999.



              Signature                                       Title
/s/ Thomas J. McInerney                 President and Director
-----------------------------------     (Principal Executive Officer)
Thomas J. McInerney

/s/ Catherine H. Smith                  Senior Vice President, Chief Financial Officer,
-----------------------------------     and Director (Principal Financial Officer)
Catherine H. Smith

/s/ Shaun P. Mathews
-----------------------------------
Shaun P. Mathews                        Senior Vice President and Director

/s/ Deborah Koltenuk                    Vice President, Treasurer and Corporate
-----------------------------------     Controller (Principal Accounting Officer)
Deborah Koltenuk

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


IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 25th day of March, 1999.




                                   s/ Rose-Marie DeRensis
                                   --------------------------------------------
(corporate seal)                   Rose-Marie DeRensis
                                   Assistant Corporate Secretary
                                   Aetna Life Insurance and Annuity Company

                    AETNA LIFE INSURANCE AND ANNUITY COMPANY

                          COMPANY NAME, AUTHORITY TO
                        SIGN (DUPLICATE CORPORATE SEALS)

June 22, 1995
-------------

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