Form 10-Q
period 1999-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1999-05-12
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1999    Commission file number 33-23376
                               --------------                           --------


                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Connecticut                                      71-0294708
--------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)


  151 Farmington Avenue, Hartford, Connecticut               06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code   (860) 273-0123
                                                   -----------------------


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

                                     Yes  X               No
                                        ------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
Title of Class                                               at April 30, 1999
--------------                                               ------------------
Common Stock,                                                      55,000
par value $50

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)



                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I.           FINANCIAL INFORMATION
   Item 1.        Financial Statements:
                     Consolidated Statements of Income........................................................  3
                     Consolidated Balance Sheets..............................................................  4
                     Consolidated Statements of Changes in Shareholder's Equity...............................  5
                     Consolidated Statements of Cash Flows....................................................  6
                     Condensed Notes to Consolidated Financial Statements.....................................  7
                  Independent Auditors' Review Report......................................................... 11

   Item 2.        Management's Analysis of the Results of Operations.......................................... 12


PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings........................................................................... 19

   Item 5.        Other Information .......................................................................... 19

   Item 6.        Exhibits and Reports on Form 8-K ........................................................... 19

Signature         ............................................................................................ 20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)


                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                      ---------------------------
                                                                                        1999            1998
                                                                                      ---------       ---------
Revenue:
  Premiums                                                                              $ 23.6          $ 17.3
  Charges assessed against policyholders                                                  88.9            77.6
  Net investment income                                                                  222.5           213.7
  Net realized capital gains (losses)                                                      4.8            (3.6)
  Other income                                                                             7.9             7.0
                                                                                      ---------       ---------
       Total revenue                                                                     347.7           312.0

Benefits and expenses:
  Current and future benefits                                                            182.8           173.8
  Operating expenses                                                                      77.3            74.3
  Amortization of deferred policy acquisition costs                                       23.7            24.0
                                                                                      ---------       ---------
       Total benefits and expenses                                                       283.8           272.1

                                                                                      ---------       ---------
Income from continuing operations before income taxes                                     63.9            39.9

  Income taxes                                                                            20.5            11.7
                                                                                      ---------       ---------

Income from continuing operations                                                         43.4            28.2
Discontinued operations, net of tax:
  Income from operations                                                                    -             13.8
  Deferred gain on sale                                                                    1.3              -
                                                                                      ---------       ---------

Net income                                                                              $ 44.7          $ 42.0
                                                                                      =========       =========





See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                                March 31,       December 31,
                                                                                  1999             1998
                                                                              -------------     ------------
Assets
------

Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $11,341.2 and $11,570.3)                                   $11,646.9        $12,067.2
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost: $191.1 and $202.6)                          195.2            203.3
    Investment in affiliated mutual funds (cost: $81.3 and $96.8)                     82.2            100.1
    Common stock (cost:  $2.1 and $1.0)                                                3.4              2.0
  Short-term investments                                                              43.7             47.9
  Mortgage loans                                                                      10.9             12.7
  Policy loans                                                                       292.7            292.2
                                                                              -------------     ------------
       Total investments                                                          12,275.0         12,725.4

Cash and cash equivalents                                                            631.4            608.4
Short-term investments under securities loan agreement                               696.1            277.3
Accrued investment income                                                            164.2            151.6
Reinsurance recoverable                                                            2,991.1          2,959.8
Premiums due and other receivables                                                    45.3             46.7
Deferred policy acquisition costs                                                    909.9            864.0
Deferred tax asset                                                                   129.1            120.6
Other assets                                                                          60.7             66.6
Separate Accounts assets                                                          31,338.3         29,458.4
                                                                              -------------     ------------

       Total assets                                                              $49,241.1        $47,278.8
                                                                              =============     ============

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Future policy benefits                                                         $ 3,837.7        $ 3,815.9
  Unpaid claims and claim expenses                                                    31.5             18.8
  Policyholders' funds left with the Company                                      11,284.9         11,305.6
                                                                              -------------     ------------
       Total insurance reserve liabilities                                        15,154.1         15,140.3
  Payables under securities loan agreement                                           696.1            277.3
  Other liabilities                                                                  688.7            793.2
  Current income taxes                                                                25.3            279.8
  Separate Accounts liabilities                                                   31,316.4         29,430.2
                                                                              -------------     ------------
       Total liabilities                                                          47,880.6         45,920.8
                                                                              -------------     ------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                   2.8              2.8
  Paid-in capital                                                                    427.3            427.3
  Accumulated other comprehensive income                                              62.6            104.8
  Retained earnings                                                                  867.8            823.1
                                                                              -------------     ------------
       Total shareholder's equity                                                  1,360.5          1,358.0
                                                                              -------------     ------------

       Total liabilities and shareholder's equity                                $49,241.1        $47,278.8
                                                                              =============     ============

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)


                                                                      Three Months Ended March 31,
                                                                  -----------------------------------
                                                                      1999                1998
                                                                  -------------      ----------------
Shareholder's equity, beginning of period                             $1,358.0              $1,834.0

Comprehensive income
   Net income                                                             44.7                  42.0
   Other comprehensive income (loss), net of tax:
      Unrealized (losses) gains on securities ($(64.9),
        $15.5, pretax, respectively) (1)                                 (42.2)                 10.1
                                                                  -------------      ----------------
Total comprehensive income                                                 2.5                  52.1
                                                                  -------------      ----------------


Other changes                                                            -                       0.2

Common stock dividends                                                   -                      (3.0)
                                                                  -------------      ----------------

Shareholder's equity, end of period                                   $1,360.5              $1,883.3
                                                                  =============      ================


(1) Net of reclassification adjustments






See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                1999            1998
                                                                           ------------     -----------
Cash Flows from Operating Activities:
         Net income                                                            $  44.7         $  42.0
Adjustments to reconcile net income to net cash provided by
          (used for) operating activities:
         Net accretion of discount on investments                                 (5.5)          (14.7)
         Deferred gain on sale                                                    (1.3)             -
                                                                           ------------     -----------
             Cash flows provided by operating activities and net realized capital gains (losses) before changes in assets and
               liabilities                                                        37.9            27.3
         Net realized capital (losses) gains                                      (4.8)            3.6
                                                                           ------------     -----------
             Cash flows provided by operating activities before changes
               in assets and liabilities                                          33.1            30.9
               Changes in assets and liabilities:
                 Increase in accrued investment income                           (12.6)          (17.6)
                 Decrease in premiums due and other receivables                   22.3            17.6
                 Increase in policy loans                                         (0.5)          (10.5)
                 Increase in deferred policy acquisition costs                   (45.9)          (33.1)
                 Decrease in reinsurance loan to affiliate                          -             45.8
                 Net increase in universal life account balances                  14.2            29.4
                 (Decrease) increase in other insurance reserve liabilities      (23.5)            7.8
                 Increase (decrease) in other liabilities and other assets        74.1           (33.3)
                 (Decrease) increase in income taxes                            (276.1)           22.2
                                                                           ------------     -----------
Net cash (used for) provided by operating activities                            (214.9)           59.2
                                                                           ------------     -----------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                 1,089.9         1,711.9
            Equity securities                                                     27.3            45.6
            Mortgage loans                                                         1.8              -
         Investment maturities and collections of:
            Debt securities available for sale                                   287.2           376.5
            Short-term investments                                                16.0            74.8
         Cost of investment purchases in:
            Debt securities available for sale                                (1,076.2)       (1,973.6)
            Equity securities                                                     (1.1)          (66.7)
            Short-term investments                                               (12.0)          (14.1)
                                                                           ------------     -----------
Net cash provided by investing activities                                        332.9           154.4
                                                                           ------------     -----------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                 629.0           403.2
         Withdrawals of investment contracts                                    (518.0)         (383.3)
         Return of capital from Separate Account                                    -              1.3
         Dividends paid to shareholder                                          (206.0)           (3.0)
                                                                           ------------     -----------
Net cash (used for) provided by financing activities                             (95.0)           18.2
                                                                           ------------     -----------

Net increase in cash and cash equivalents                                         23.0           231.8
Cash and cash equivalents, beginning of period                                   608.4           565.4
                                                                           ------------     -----------

Cash and cash equivalents, end of period                                       $ 631.4         $ 797.2
                                                                           ============     ===========


Supplemental cash flow information:
          Income taxes paid, net                                               $ 261.6         $   1.9
                                                                           ============     ===========

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1)   Basis of Presentation
     ---------------------

     The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company"). Prior to the sale of the individual life insurance business on October 1, 1998, the Company had two business segments: financial services and individual life insurance. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations. (Refer to Note 2). Aetna Life Insurance and Annuity Company is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna").

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1998 financial information to conform to the 1999 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ALIAC's 1998 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.


2)   Discontinued Operations - Individual Life Insurance
     ---------------------------------------------------

     On October 1, 1998, the Company sold its individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Insurance reserves ceded as of December 31, 1998 were $2.9 billion. Deferred policy acquisition costs related to the life policies of $907.9 million were written off against the gain on the sale. Certain invested assets related to and supporting the life policies were sold to consummate the life sale and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $58 million was deferred and is being recognized over approximately 15 years (as profits in the book of business sold emerge). The remaining portion of the gain was recognized immediately in net income and was largely attributed to the sale of the life insurance business for access to the agency sales force and brokerage distribution channel. The unamortized portion of the gain is presented in other liabilities and deferred taxes on the consolidated balance sheets. Premiums ceded and reinsurance recoveries made in 1999 totaled $126 million and $83 million, respectively.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

3)   New Accounting Standard
     -----------------------

     On January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this standard did not have a material effect on the Company's financial position or results of operations as the Company had previously accounted for guaranty-fund and other insurance-related assessments in a manner consistent with this statement.

4)   Future Accounting Standards
     ---------------------------

     In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

5)   Additional Information - Accumulated Other Comprehensive Income
     ---------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                  Three Months Ended March 31,
      (Millions)                                                                     1999                1998
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising during the period (1)               $(35.5)               $17.3
     Less: reclassification adjustments for amortization of net investment
       discounts and gains included in net income (2)                                 6.7                  7.2
     ----------------------------------------------------------------------------------------------------------------
     Net unrealized (loss)/gain on securities                                      $(42.2)               $10.1
     ================================================================================================================

     (1) Pretax unrealized holding (losses) gains arising during the period were $(54.6) million and $26.6 million for 1999 and 1998, respectively.
     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $10.3 million and $11.1 million for 1999 and 1998, respectively.

6)   Segment Information
     -------------------
     Prior to October 1, 1998, the Company's operations were reported through two major business segments: Financial Services and Individual Life Insurance (now Discontinued Operations). Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                       Financial     Discontinued
     (Millions)                                      Services (3)    Operations (3)              Other           Total
     --------------------------------------------------------------------------------------------------------------------
     1999
     Revenues from external customers                    $120.4                 -                    -          $120.4
     Net investment income                                222.5                 -                    -           222.5
     --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
       capital gains                                     $342.9                 -                    -          $342.9
     ====================================================================================================================

     Operating earnings (1)                              $ 45.4                 -                    -          $ 45.4
     Unusual item (2)                                         -                 -                $(5.1)           (5.1)
     Realized capital gains, net of tax                     3.1                 -                    -             3.1
     --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                   $ 48.5                 -                $(5.1)         $ 43.4
     Discontinued operations, net of tax:
     Deferred gain on sale                                    -              $1.3                    -             1.3
     --------------------------------------------------------------------------------------------------------------------
     Net income                                          $ 48.5              $1.3                $(5.1)         $ 44.7
    =====================================================================================================================

     [Table continued on next page]

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

6)   Segment Information (continued)
     ------------------------------

                                                       Financial        Discontinued
     (Millions)                                      Services (3)      Operations (3)         Other              Total
     --------------------------------------------------------------------------------------------------------------------
     1998
     Revenues from external customers                    $101.9                 -                 -             $101.9
     Net investment income                                213.7                 -                 -              213.7
     --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
        capital gains                                    $315.6                 -                 -             $315.6
    =====================================================================================================================

     Operating earnings (1)                              $ 34.5                 -                 -             $ 34.5
     Unusual item (2)                                         -                 -             $(4.0)              (4.0)
     Realized capital (losses), net of tax                 (2.3)                -                 -               (2.3)
     --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                   $ 32.2                 -             $(4.0)            $ 28.2
     Discontinued operations, net of tax:
        Income from operations                                -             $13.8                 -             $ 13.8
     --------------------------------------------------------------------------------------------------------------------
     Net income                                          $ 32.2             $13.8             $(4.0)            $ 42.0
    =====================================================================================================================

     (1) Operating earnings are comprised of net income excluding net realized capital gains (losses) and any unusual items.
     (2) Unusual item excluded from operating earnings includes after-tax Year 2000 costs of $5.1 million and $4.0 million in 1999 and 1998, respectively.
     (3) Financial Services products include annuity contracts, and Discontinued Operations include life insurance products. (Refer to Note 2)

7)   Commitments and Contingent Liabilities
     --------------------------------------
     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 1999, the Company had commitments to purchase investments of $152.3 million. The fair value at March 31, 1999 of the investments to be purchased approximated $152.9 million.

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

                       Independent Auditors' Review Report


The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of March 31, 1999, and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of December 31, 1998, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  /s/ KPMG LLP


Hartford, Connecticut
April 27, 1999

Item 2.       Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiary, Aetna Insurance Company of America (collectively, the "Company") for the three months ended March 31, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in ALIAC's 1998 Annual Report on Form 10-K.


Overview

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") for approximately $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $58 million of the gain and is recognizing it over approximately 15 years. $1 million of the gain was recognized during the first three months of 1999. At March 31, 1999 and 1998, individual life insurance coverage in force was approximately $45 billion. Substantially all of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale. Revenues from the business sold were $145 million for the three months ended March 31, 1998. For more details about the sale refer to Note 2 of Condensed Notes to Consolidated Financial Statements.

Consolidated Results

Consolidated results include results from continuing operations and discontinued operations. Continuing operations is comprised of the Company's financial services business plus certain items not directly allocable to the business segments. Discontinued operations is comprised of the individual life insurance business. All prior period income statement data has been restated to reflect the presentation of the individual life insurance business as discontinued operations.

Item 2. Management's Analysis of the Results of Operations (continued) Overview (continued)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
(Millions)                                                                               1999             1998
---------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                                            $     23.6       $     17.3
Charges assessed against policyholders                                                        88.9             77.6
Net investment income                                                                        222.5            213.7
Net realized capital gains (losses)                                                            4.8             (3.6)
Other income                                                                                   7.9              7.0
---------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                     $    347.7            312.0
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                                  182.8            173.8
Operating expenses                                                                            77.3             74.3
Amortization of deferred policy acquisition costs                                             23.7             24.0
---------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                                            283.8            272.1
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                                                                               63.9             39.9
Income taxes                                                                                  20.5             11.7
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                             43.4             28.2
Discontinued operations, net of tax
    Income from operations                                                                       -             13.8
    Deferred gain on sale                                                                      1.3                -
---------------------------------------------------------------------------------------------------------------------
Net income                                                                              $     44.7       $     42.0
=====================================================================================================================
Net realized capital gains (losses), net of tax (included in
 continuing operations above)                                                           $      3.1       $     (2.3)
=====================================================================================================================
Deposits not included in premiums above:
    Annuities--fixed options                                                            $    545.2       $    333.1
    Annuities--variable options                                                            1,484.1            907.1
---------------------------------------------------------------------------------------------------------------------
    Financial Services                                                                     2,029.3          1,240.2
    Discontinued operations                                                                      -            131.1
---------------------------------------------------------------------------------------------------------------------
         Total                                                                          $  2,029.3       $  1,371.3
=====================================================================================================================
Assets under management:
    Annuities--fixed options                                                            $ 12,305.8       $ 12,069.9
    Annuities--variable options (2)                                                       27,238.7         22,852.1
---------------------------------------------------------------------------------------------------------------------
      Subtotal annuities                                                                  39,544.5         34,922.0
    Other investment advisory                                                              5,488.4          4,343.0
---------------------------------------------------------------------------------------------------------------------
    Financial Services (3) (4)                                                            45,032.9         39,265.0
    Discontinued operations (5)                                                                  -          3,207.3
---------------------------------------------------------------------------------------------------------------------
         Total assets under management                                                    45,032.9         42,472.3
---------------------------------------------------------------------------------------------------------------------
Assets under administration (6)                                                            3,084.7          2,542.0
---------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                        $ 48,117.6       $ 45,014.3
=====================================================================================================================

(1) Includes $17.7 million and $14.3 million for the three months ended March 31, 1999 and 1998, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $8,404.7 million and $6,029.3 million at March 31, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(3) Includes $33,858.8 million and $16,412.9 million of assets managed by Aeltus, an affiliate of ALIAC, at March 31, 1999 and 1998, respectively.
(4) Excludes net unrealized capital gains of $305.7 million and $496.3 million at March 31, 1999 and 1998, respectively.
(5)  Excludes net unrealized capital gains of $83.6 million at March 31, 1998.
(6) Represents assets for which the Company only provides administrative services.

Item 2.       Management's Analysis of the Results of Operations (continued)


Continuing Operations

Income from continuing operations for the three months ended March 31, 1999 increased $15 million compared to the three months ended March 31, 1998. Income from continuing operations includes Year 2000 costs of $5 million and $4 million for the three months ended March 31, 1999 and 1998, respectively. Excluding Year 2000 costs, net realized capital gains of $3 million for the first quarter of 1999 and net realized capital losses of $2 million for the first quarter of 1998, earnings for the three months ended March 31, 1999 increased $11 million, or 32%, compared to the same period in 1998.

The increase in earnings primarily reflects increased fee income from increased assets under management. Assets under management for the first quarter of 1999 increased by 15% over the same period in 1998 primarily due to appreciation in the stock market as well as additional net deposits (i.e. deposits less surrenders). Partially offsetting the increase in fee income were increased operating expenses. However, operating expenses as a percentage of assets under management declined compared to the first quarter of 1998.

Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased $789 million over the first quarter of 1998 primarily because of deposits received in the first quarter of 1999 from one large case as well as business growth.

Of the $12.3 billion and $12.1 billion of fixed annuity assets under management at March 31, 1999 and 1998, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.4% and 7.5%, and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 8.0% for the three months ended March 31, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.3% and 6.5% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.9% for the three months ended March 31, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.1% and 1.0% and on experience-rated investment contracts were 2.0% and 2.1% for the three months ended March 31, 1999 and 1998, respectively.


Discontinued Operations - Individual Life Insurance

On October 1, 1998, the Company sold its individual life insurance business to Lincoln. See "Overview" and Note 2 of Condensed Notes to Consolidated Financial Statements for more details on the sale.

Item 2.    Management's Analysis of the Results of Operations (continued)


General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                       March 31, 1999           December 31, 1998
------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                 $ 11,646.9                $ 12,067.2
Equity securities, available for sale:
    Nonredeemable preferred stock                                       195.2                     203.3
    Investment in affiliated mutual funds                                82.2                     100.1
    Common stock                                                          3.4                       2.0
Short-term investments                                                   43.7                      47.9
Mortgage loans                                                           10.9                      12.7
Policy loans                                                            292.7                     292.2
------------------------------------------------------------------------------------------------------------
     Total Investments                                             $ 12,275.0                $ 12,725.4
============================================================================================================

Debt Securities

At March 31, 1999 and December 31, 1998, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $9.0 billion, or 78% of total debt securities, and $9.1 billion, or 76% of total debt securities, supported experience rated contracts.

Debt securities reflected net unrealized capital gains of $0.3 billion at March 31, 1999 compared to $0.5 billion at December 31, 1998. Of the net unrealized capital gains at March 31, 1999, $0.2 billion related to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 1999 and December 31, 1998 was AA-.

The percentage of total debt securities investments by quality rating category is as follows:

                                            March 31, 1999               December 31, 1998
-----------------------------------------------------------------------------------------------
AAA                                                43.6%                        43.3%
AA                                                 10.3                         11.0
A                                                  24.6                         24.4
BBB                                                14.4                         14.4
BB                                                  3.4                          3.7
B and Below                                         3.7                          3.2
------------------------------------------------------------------------------------------------
                                                  100.0%                       100.0%
================================================================================================

Item 2. Management's Analysis of the Results of Operations (continued) General Account Investments (continued)

The percentage of total debt securities investments by market sector is as follows:

                                                              March 31, 1999            December 31, 1998
-----------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                          45.6%                      45.7%
Residential Mortgage-Backed Securities                             22.2                       22.4
Foreign Securities - U.S. Dollar Denominated                       10.2                       10.0
Commercial/Multifamily Mortgage-Backed Securities                   9.2                        9.4
U.S. Treasuries/Agencies                                            7.0                        6.4
Asset-Backed Securities                                             5.8                        6.1
-----------------------------------------------------------------------------------------------------------
                                                                  100.0%                     100.0%
===========================================================================================================


Year 2000

The Company relies heavily on information technology ("IT") systems and other systems and facilities, such as telephones, building access control systems and heating and ventilation equipment ("embedded systems"), to conduct its business. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors, as well as regulators and customers, who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and Aetna's businesses and sub-sidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory - identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation - reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company is addressing its IT systems in a manner consistent with Aetna's plan.

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (Continued)

Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. The Company's IT systems are currently in the testing and certification phase. Aetna has completed the remediation of substantially all of its IT systems and those of its subsidiaries, including those of the Company, and is scheduled to complete the testing and certification of substantially all of its and their IT systems by June 30, 1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna plans to complete the testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission-critical suppliers such as certain banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

Total Year 2000 project costs for the Company are currently estimated to be at least $16 million (after tax) in 1999. A majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $5 million (after tax) for the first three months of 1999 and $4 million (after tax) for the first three months of 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Item 2. Management's Analysis of the Results of Operations (continued) Year 2000 (Continued)

Year 2000 readiness is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or results of operations.

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

The Company has begun to develop contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to identify reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. The Company is developing these contingency plans in an effort to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those failure scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.


Forward-Looking Information/Risk Factors

Refer to "Forward-Looking Information/Risk Factors" in ALIAC's 1998 Annual Report on Form 10-K for factors that could cause actual Year 2000 results to differ from the Company's expectations. The "Forward- Looking Information/Risk Factors" portion of that Annual Report also contains a general discussion of other important risks related to the Company's businesses.

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


Item 5.    Other Information.


Ratings

The Company's claims paying ratings are as follows:

                                                              Rating Agencies
                                 ----------------------------------------------------------------------------
                                     A.M. Best        Duff & Phelps    Moody's Investors      Standard &
                                                                            Service             Poor's
                                 ----------------------------------------------------------------------------
      February 1, 1999 (1)             A                  AA                 Aa3                 AA-
      April 27, 1999 (1)               A                  AA                 Aa3                 AA-

      (1) Ratings by Standard & Poor's and Moody's Investors Service are currently under review until completion of their analysis of Aetna's pending Prudential health care acquisition. Standard & Poor's has the Company's rating on credit watch negative and Moody's Investors Service has the Company's rating on outlook negative.

Item 6.    Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                   (27)   Financial Data Schedule.

              (b) Reports on Form 8-K.

                   None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                    ----------------------------------------
                                                  (Registrant)



  May 12, 1999           By /s/ Deborah Koltenuk
 --------------             ----------------------------------------------------
   (Date)                   Deborah Koltenuk
                            Vice President, Treasurer, and Corporate Controller
                              (Chief Accounting Officer)