Form 10-Q
period 1999-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1999-08-11
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999      Commission file numbe 33-23376
                               -------------                            --------

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Connecticut                                     71-0294708
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

  151 Farmington Avenue, Hartford, Connecticut               06156
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (ZIP Code)


Registrant's telephone number, including area code       (860) 273-0123
                                                   -----------------------------

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

                                     Yes     X               No
                                        ----------              -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
Title of Class                                           at July 31, 1999
--------------                                           ----------------
Common Stock,                                                  55,000
par value $50

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS

                                                                                 PAGE
PART I.     FINANCIAL INFORMATION


   Item 1.  Financial Statements:
               Consolidated Statements of Income.................................. 3
               Consolidated Balance Sheets........................................ 4
               Consolidated Statements of Changes in Shareholder's Equity......... 5
               Consolidated Statements of Cash Flows.............................. 6
               Condensed Notes to Consolidated Financial Statements............... 7
            Independent Auditors' Review Report...................................14

   Item 2.  Management's Analysis of the Results of Operations....................15


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.....................................................22

   Item 5.  Other Information.....................................................22

   Item 6.  Exhibits and Reports on Form 8-K......................................22

Signature   ......................................................................23

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements


             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)

                                                           Three Months Ended June 30,                  Six Months Ended June 30,
                                                        --------------------------------------------------------------------------
                                                              1999              1998                    1999               1998
                                                              ----              ----                    ----               ----
Revenue:
  Premiums                                                  $ 18.8            $ 17.1                  $ 42.4             $ 34.4
  Charges assessed against policyholders                      95.6              84.4                   184.5              162.0
  Net investment income                                      220.8             214.5                   443.3              428.2
  Net realized capital gains                                   0.9              10.2                     5.7                6.6
  Other income                                                12.4               7.0                    20.3               14.0
                                                        ----------        ----------              ----------        -----------
       Total revenue                                         348.5             333.2                   696.2              645.2

Benefits and expenses:
  Current and future benefits                                179.4             174.2                   362.2              348.0
  Operating expenses                                          80.8              76.2                   158.1              150.5
  Amortization of deferred policy acquisition costs           24.9              26.8                    48.6               50.8
                                                        ----------        ----------              ----------        -----------
       Total benefits and expenses                           285.1             277.2                   568.9              549.3

                                                        ----------        ----------              ----------        -----------
Income from continuing operations before income taxes         63.4              56.0                   127.3               95.9

  Income taxes                                                20.5              16.5                    41.0               28.2
                                                        ----------        ----------              ----------        -----------

Income from continuing operations                             42.9              39.5                    86.3               67.7
Discontinued operations, net of tax:
  Income from operations                                        -               23.5                      -                37.3
  Deferred gain on sale                                        1.4                -                      2.7                 -
                                                        ----------        ----------              ----------        -----------

Net income                                                  $ 44.3            $ 63.0                  $ 89.0             $105.0
                                                        ==========        ==========              ==========        ===========


See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                                       June 30,           December 31,
Assets                                                                                  1999                 1998
------                                                                                  ----                 ----
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $11,192.9 and $11,570.3)                                        $11,195.5            $12,067.2
  Equity securities, available for sale:
    Nonredeemable preferred stock (cost: $167.0 and  $202.6)                              165.3                203.3
    Investment in affiliated mutual funds (cost:  $74.1 and $96.8)                         77.3                100.1
    Common stock (cost:  $2.1 and $1.0)                                                     4.1                  2.0
  Short-term investments                                                                   27.1                 47.9
  Mortgage loans                                                                           10.5                 12.7
  Policy loans                                                                            298.7                292.2
                                                                                ----------------     ----------------
       Total investments                                                               11,778.5             12,725.4

Cash and cash equivalents                                                                 898.5                608.4
Short-term investments under securities loan agreement                                    609.7                277.3
Accrued investment income                                                                 144.1                151.6
Reinsurance recoverable                                                                 3,032.7              2,959.8
Premiums due and other receivables                                                         46.8                 46.7
Deferred policy acquisition costs                                                         940.4                864.0
Deferred income taxes                                                                     154.5                120.6
Other assets                                                                               68.6                 66.6
Separate Accounts assets                                                               33,380.9             29,458.4
                                                                                ----------------     ----------------

       Total assets                                                                   $51,054.7            $47,278.8
                                                                                ================     ================

Liabilities and Shareholder's Equity

Liabilities:
  Future policy benefits                                                               $3,876.1            $ 3,815.9
  Unpaid claims and claim expenses                                                         31.6                 18.8
  Policyholders' funds left with the Company                                           11,183.6             11,305.6
                                                                                ----------------     ----------------
       Total insurance reserve liabilities                                             15,091.3             15,140.3
  Payables under securities loan agreement                                                609.7                277.3
  Other liabilities                                                                       623.0                793.2
  Current income taxes                                                                     23.0                279.8
  Separate Accounts liabilities                                                        33,371.1             29,430.2
                                                                                ----------------     ----------------
       Total liabilities                                                               49,718.1             45,920.8
                                                                                ----------------     ----------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                        2.8                  2.8
  Paid-in capital                                                                         427.3                427.3
  Accumulated other comprehensive income                                                    4.4                104.8
  Retained earnings                                                                       902.1                823.1
                                                                                ----------------     ----------------
       Total shareholder's equity                                                       1,336.6              1,358.0
                                                                                ----------------     ----------------

       Total liabilities and shareholder's equity                                     $51,054.7            $47,278.8
                                                                                ================     ================

See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)


                                                                       Six Months Ended June 30,
                                                                  ---------------------------------
                                                                        1999               1998
                                                                        ----               ----
Shareholder's equity, beginning of period                             $1,358.0            $1,834.0

Comprehensive income (loss):
   Net income                                                             89.0               105.0
   Other comprehensive (loss) income, net of tax:
      Unrealized (losses) gains on securities ($(154.4),
         $17.7, pretax, respectively) (1)                               (100.4)               11.5
                                                                  -------------      --------------
Total comprehensive (loss) income                                        (11.4)              116.5
                                                                  -------------      --------------


Other changes                                                          -                       0.7

Common stock dividends                                                   (10.0)               (3.0)
                                                                  -------------      --------------

Shareholder's equity, end of period                                   $1,336.6            $1,948.2
                                                                  =============      ==============


(1) Net of reclassification adjustments.


See Condensed Notes to Consolidated Financial Statements.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                                  Six Months Ended June 30,
                                                                            -------------------------------------
                                                                                   1999               1998
                                                                                   ----               ----
Cash Flows from Operating Activities:
         Net income                                                             $   89.0            $  105.0
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
         Net accretion of discount on investments                                  (12.4)              (26.5)
         Deferred gain on sale                                                      (2.7)                -
                                                                            -------------      --------------
             Cash flows provided by operating activities and net realized
               capital gains before changes in assets and liabilities               73.9                78.5
         Net realized capital gains                                                 (5.7)               (7.9)
                                                                            -------------      --------------
             Cash flows provided by operating activities before changes
               in assets and liabilities                                            68.2                70.6
               Changes in assets and liabilities:
                 Decrease in accrued investment income                               7.5                 3.7
                 Decrease in premiums due and other receivables                     36.2                24.5
                 Increase in policy loans                                           (6.5)              (29.1)
                 Increase in deferred policy acquisition costs                     (76.4)              (57.0)
                 Decrease in reinsurance loan to affiliate                           -                  79.7
                 Net increase in universal life account balances                    64.9               177.5
                 Decrease in other insurance reserve liabilities                   (72.6)             (159.0)
                 Decrease in other liabilities and other assets                    (36.0)              (10.9)
                 (Decrease) increase in income taxes                              (273.4)               27.1
                                                                            -------------      --------------
Net cash (used for) provided by operating activities                              (288.1)              127.1
                                                                            -------------      --------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                   2,055.6             3,859.7
            Equity securities                                                       61.6                59.1
            Mortgage loans                                                           2.3                 0.1
         Investment maturities and collections of:
            Debt securities available for sale                                     678.4               799.1
            Short-term investments                                                  53.2                89.8
         Cost of investment purchases in:
            Debt securities available for sale                                  (2,330.1)           (4,237.4)
            Equity securities                                                       (4.1)              (71.8)
            Short-term investments                                                 (32.9)              (75.4)
         Other, net                                                                  5.1                20.3
                                                                            -------------      --------------
Net cash provided by investing activities                                          489.1               443.5
                                                                            -------------      --------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                 1,117.7               776.2
         Withdrawals of investment contracts                                      (879.8)             (833.0)
         Return of capital from Separate Account                                     -                   1.3
         Dividends paid to shareholder                                            (216.0)               (3.0)
         Other, net                                                                 67.2               (19.3)
                                                                            -------------      --------------
Net cash provided by (used for) financing activities                                89.1               (77.8)
                                                                            -------------      --------------

Net increase in cash and cash equivalents                                          290.1               492.8
Cash and cash equivalents, beginning of period                                     608.4               565.4
                                                                            -------------      --------------

Cash and cash equivalents, end of period                                        $  898.5            $1,058.2
                                                                            =============      ==============


Supplemental cash flow information:
          Income taxes paid, net                                                $  279.5            $   28.2
                                                                            =============      ==============


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

2)   Discontinued Operations - Individual Life Insurance
     ---------------------------------------------------

     On October 1, 1998, the Company sold its individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Insurance reserves ceded as of December 31, 1998 were $2.9 billion. Deferred policy acquisition costs related to the life policies of $907.9 million were written off against the gain on the sale. Certain invested assets related to and supporting the life policies were sold to consummate the life sale and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $58 million was deferred and is being recognized over approximately 15 years (as profits in the book of business sold emerge). The remaining portion of the gain was recognized immediately in net income and was largely attributed to the sale of the life insurance business for access to the agency sales force and brokerage distribution channel. The unamortized portion of the gain is presented in other liabilities and deferred taxes on the consolidated balance sheets. Premiums ceded and reinsurance recoveries made in 1999 totaled $258 million and $197 million, respectively.

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

4)   Future Accounting Standards
     ---------------------------

     In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

5)  Additional Information - Accumulated Other Comprehensive (Loss) Income
    ----------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized (losses) gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                    Six Months Ended June 30,
      (Millions)                                                                     1999                1998
     --------------------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising during the period (1)               $ (88.6)              $33.9
     Less:  reclassification adjustments for amortization of net investment
       discounts and gains included in net income (2)                                 11.8                22.4
     ---------------------------------------------------------------------------------------------------------
     Net unrealized (losses) gains on securities                                   $(100.4)              $11.5
     =========================================================================================================

     (1) Pretax unrealized holding (losses) gains arising during the period were $(136.3) million and $52.2 million for 1999 and 1998, respectively.
     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $18.1 million and $34.5 million for 1999 and 1998, respectively.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

6)   Segment Information
     -------------------

     Prior to October 1, 1998, the Company's operations were reported through two major business segments: Financial Services and Individual Life Insurance (now Discontinued Operations). Summarized financial information for the Company's principal operations for the three and six months ended June 30, was as follows:

     Three months ended June 30,                       Financial        Discontinued
     (Millions)                                      Services (1)       Operations (1)       Other          Total
     --------------------------------------------------------------------------------------------------------------------
     1999
     Revenues from external customers                   $126.8               -                 -            $126.8
     Net investment income                               220.8               -                 -             220.8
     --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
       capital gains                                    $347.6               -                 -            $347.6
     ====================================================================================================================

     Operating earnings (2)                             $ 46.8               -                 -            $ 46.8
     Unusual item (3)                                      -                 -               $(4.5)           (4.5)
     Realized capital gains, net of tax                     .6               -                 -                .6
     --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                    47.4               -                (4.5)           42.9
     Discontinued operations, net of tax:
     Deferred gain on sale                                 -               $ 1.4               -               1.4
      --------------------------------------------------------------------------------------------------------------------
     Net income                                         $ 47.4             $ 1.4             $(4.5)         $ 44.3
     ====================================================================================================================
     1998
     Revenues from external customers                   $108.5               -                 -            $108.5
     Net investment income                               214.5               -                 -             214.5
      --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
       capital gains                                    $323.0               -                 -            $323.0
     ====================================================================================================================

     Operating earnings (2)                             $ 37.9               -                 -            $ 37.9
     Unusual item (3)                                      -                 -               $(5.0)           (5.0)
     Realized capital gains, net of tax                    6.6               -                 -               6.6
      --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                    44.5               -                (5.0)           39.5
     Discontinued operations, net of tax:
        Income from operations                             -               $23.5               -              23.5
      --------------------------------------------------------------------------------------------------------------------
     Net income                                         $ 44.5             $23.5             $(5.0)         $ 63.0
     ====================================================================================================================

(1) Financial Services products include annuity contracts, and Discontinued Operations include life insurance products. (Refer to Note 2)
(2) Operating earnings are comprised of net income excluding net realized capital gains and any unusual items.
(3) Unusual item excluded from operating earnings includes after-tax Year 2000 costs of $4.5 million and $5.0 million in 1999 and 1998, respectively.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

6)   Segment Information (Continued)
     -------------------

     Six months ended June 30,                         Financial        Discontinued
     (Millions)                                      Services (1)       Operations (1)       Other          Total
     --------------------------------------------------------------------------------------------------------------------
     1999
     Revenues from external customers                   $247.2               -                 -           $247.2
     Net investment income                               443.3               -                 -            443.3
     --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
       capital gains                                    $690.5               -                 -           $690.5
     ====================================================================================================================

     Operating earnings (2)                             $ 92.2               -                 -           $ 92.2
     Unusual item (3)                                      -                 -               $(9.6)          (9.6)
     Realized capital gains, net of tax                    3.7               -                 -              3.7
      --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                    95.9               -                (9.6)          86.3
     Discontinued operations, net of tax:
     Deferred gain on sale                                 -               $ 2.7               -              2.7
     --------------------------------------------------------------------------------------------------------------------
     Net income                                         $ 95.9             $ 2.7             $(9.6)        $ 89.0
     =====================================================================================================================
     1998
     Revenues from external customers                   $210.4               -                 -           $210.4
     Net investment income                               428.2               -                 -            428.2
     --------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized
       capital gains                                    $638.6               -                 -           $638.6
     ====================================================================================================================

     Operating earnings (2)                             $ 72.4               -                 -           $ 72.4
     Unusual item (3)                                      -                 -               $(9.0)          (9.0)
     Realized capital gains, net of tax                    4.3               -                 -              4.3
     --------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                    76.7               -                (9.0)          67.7
     Discontinued operations, net of tax:
        Income from operations                             -               $37.3                -            37.3
     --------------------------------------------------------------------------------------------------------------------
     Net income                                         $ 76.7             $37.3             $(9.0)        $105.0
     =====================================================================================================================

(1) Financial Services products include annuity contracts, and Discontinued Operations include life insurance products. (Refer to Note 2)
(2) Operating earnings are comprised of net income excluding net realized capital gains and any unusual items.
(3) Unusual item excluded from operating earnings includes after-tax Year 2000 costs of $9.6 million and $9.0 million in 1999 and 1998, respectively.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7)   Commitments and Contingent Liabilities
     --------------------------------------

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 1999, the Company had commitments to purchase investments of $328.1 million. The fair value at June 30, 1999 of the investments to be purchased approximated $329.9 million.

     Litigation

     The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

8)   Dividends
     ---------

     On May 18, 1999, the Company paid a $10.0 million dividend to HOLDCO.

             AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

(9)  Subsequent Event
     ----------------

     On July 1, 1999, HOLDCO contributed Aetna Investment Adviser Holding Company, Inc. and its subsidiaries, including Aeltus Investment Management, Inc. (collectively, "IA Holdco"), to the Company. This contribution will be accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future periods will be restated to include the accounts and results of operations of IA Holdco.

     The following pro forma data summarizes the combined results of operations of the Company and IA Holdco as if the contribution had been consummated on June 30, 1999.

                                              Three Months Ended June 30              Six Months Ended June 30
                                          ------------------------------------    ------------------------------------
     (Millions)                                 1999              1998                  1999               1998
     -----------------------------------------------------------------------------------------------------------------
     Revenues from continuing
       operations                             $   366.5         $   350.0             $   732.8          $   677.0

     Net income (1)                           $    50.0         $    71.1             $   100.2          $   119.2
     -----------------------------------------------------------------------------------------------------------------

     (1) Includes net income from discontinued operations of $1.4 million and $23.5 million for the three months ended June 30, 1999 and 1998, respectively and $2.7 million and $37.3 million for the six months ended June 30, 1998, respectively.

                       Independent Auditors' Review Report


The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiary as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the related condensed consolidated statement of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 28, 1999

Item 2. Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of the Company for the three and six months ended June 30, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in ALIAC's 1998 Annual Report on Form 10-K.


Overview

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") for approximately $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $58 million of the gain and is recognizing it over approximately 15 years. The amounts of the deferred gain recognized during the three months and six months ended June 30, 1999 were $1 million and $3 million, respectively. Individual life insurance coverage in force was approximately $45 billion at June 30, 1999 and 1998. Substantially all of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale. Revenues from the business sold were $136 million for the three months ended June 30, 1998 and were $281 million for the first six months of 1998. For more details about the sale refer to Note 2 of Condensed Notes to Consolidated Financial Statements.

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

On July 1, 1999, HOLDCO contributed IA Holdco to the Company. See Note 9 of Condensed Notes to Consolidated Financial Statements.

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                           ------------------------------ -------------------------------
                                                                 1999           1998            1999            1998
(Millions)
------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                  $     18.8    $      17.1     $      42.4     $      34.4
Charges assessed against policyholders                              95.6           84.4           184.5           162.0
Net investment income                                              220.8          214.5           443.3           428.2
Net realized capital gains                                           0.9           10.2             5.7             6.6
Other income                                                        12.4            7.0            20.3            14.0
------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                348.5          333.2           696.2           645.2
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                        178.8          174.2           362.2           348.0
Operating expenses                                                  81.4           76.2           158.1           150.5
Amortization of deferred policy acquisition costs                   24.9           26.8            48.6            50.8
------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                  285.1          277.2           568.9           549.3
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes               63.4           56.0           127.3            95.9
Income taxes                                                        20.5           16.5            41.0            28.2
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                   42.9           39.5            86.3            67.7
Discontinued operations, net of tax
    Income from operations                                           -             23.5             -              37.3
    Deferred gain on sale                                            1.4            -               2.7             -
------------------------------------------------------------------------------------------------------------------------
      Net income                                              $     44.3    $      63.0     $      89.0     $     105.0
========================================================================================================================
Net realized capital gains, net of tax (included in
 income from continuing operations above)                     $      0.6    $       6.6     $       3.7     $       4.3
========================================================================================================================
Deposits (not included in premiums above)
 Financial Services:
     Annuities--fixed options                                 $    449.1    $     275.6     $     994.3     $     608.7
     Annuities--variable options                                 1,061.0          947.5         2,545.1         1,854.6
------------------------------------------------------------------------------------------------------------------------
       Subtotal - Financial Services                             1,510.1        1,223.1         3,539.4         2,463.3
------------------------------------------------------------------------------------------------------------------------
  Discontinued Operations                                            -            129.6             -             260.7
------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                              $  1,510.1    $   1,352.7     $   3,539.4     $   2,724.0
========================================================================================================================
Assets Under Management and Administration
Financial Services:
  Assets under management:
     Annuities--fixed options                                                               $  12,550.8     $  11,947.1
     Annuities--variable options (2)                                                           29,499.5        23,932.5
-------------------------------------------------------------------------------------------------------------------------
       Subtotal Annuities                                                                      42,050.3        35,879.6
     Other Investment Advisory                                                                  4,893.9         4,910.4
------------------------------------------------------------------------------------------------------------------------
         Subtotal -assets under management (3) (4)                                             46,944.2        40,790.0
------------------------------------------------------------------------------------------------------------------------
  Assets under administration  (5)                                                              3,729.4         2,810.9
------------------------------------------------------------------------------------------------------------------------
  Assets under management and administration                                                   50,673.6        43,600.9
------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Assets under management (6)                                                                       -           2,798.8
------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                            $  50,673.6     $  46,399.7
========================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $12.4 million and $13.7 million for the three months ended June 30, 1999 and 1998, respectively, and $30.1 million and $28.0 million for the six months ended June 30, 1999 and 1998, respectively.
(2) Includes $9,699.8 million and $6,603.3 million at June 30, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(3) Includes $34,247.8 million and $31,244.2 million of assets managed by Aeltus Investment Management, Inc., an affiliate of ALIAC, at June 30, 1999 and 1998, respectively.
(4) Excludes net unrealized capital gains of $2.6 million and $507.0 million at June 30, 1999 and 1998, respectively.
(5) Represents assets for which the Company provides administrative services only.
(6) Excludes net unrealized capital gains of $92.9 million at June 30, 1998.

Continuing Operations

Income from continuing operations for the three months ended June 30, 1999 increased $3 million compared to the three months ended June 30, 1998. Income from continuing operations includes Year 2000 costs of $5 million for each of the three months ended June 30, 1999 and 1998. Excluding Year 2000 costs and net realized capital gains, earnings for the three months ended June 30, 1999 increased $9 million, or 24%, compared to the same period in 1998.

Income from continuing operations for the six months ended June 30, 1999 increased $19 million compared to the six months ended June 30, 1998. Income from continuing operations includes Year 2000 costs of $10 million and $9 million for the six months ended June 30, 1999 and 1998, respectively. Excluding Year 2000 costs and net realized capital gains, earnings for the six months ended June 30, 1999 increased $20 million, or 27%, compared to the same period in 1998.

The increase in earnings primarily reflects increased fee income from increased assets under management. Assets under management at the end of the second quarter of 1999 increased over the same period in 1998 primarily due to appreciation in the stock market as well as additional net deposits (i.e. deposits less surrenders). Partially offsetting the increase in fee income were increased operating expenses. However, operating expenses as a percentage of assets under management declined compared to the three and six months ended June 30, 1998.

Of the $12.6 billion and $11.9 billion of fixed annuity assets under management at June 30, 1999 and 1998, respectively, 26% were fully guaranteed and 74% were experienced-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.4% and 7.5% and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 7.9% for the six months ended June 30, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.4% and 6.6% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.8% for the six months ended June 30, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.0% and 0.9% and on experience-rated investment contracts were 2.0% and 2.1% for the six months ended June 30, 1999 and 1998, respectively.

Discontinued Operations - Individual Life Insurance

On October 1, 1998, the Company sold its individual life insurance business to Lincoln. See "Overview" and Note 2 of Condensed Notes to Consolidated Financial Statements for more details on the sale.

General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                        June 30, 1999           December 31, 1998
-------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value               $   11,195.5              $   12,067.2
Equity securities, available for sale:
    Nonredeemable preferred stock                                       165.3                     203.3
    Investment in affiliated mutual funds                                77.3                     100.1
    Common stock                                                          4.1                       2.0
Short-term investments                                                   27.1                      47.9
Mortgage loans                                                           10.5                      12.7
Policy loans                                                            298.7                     292.2
-------------------------------------------------------------------------------------------------------------
     Total investments                                           $   11,778.5              $   12,725.4
=============================================================================================================

Debt Securities

At June 30, 1999 and December 31, 1998, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $8.6 billion, or 77% of total debt securities, and $9.1 billion, or 76% of total debt securities, supported experience-rated contracts.

Debt securities reflected net unrealized capital gains of $3 million at June 30, 1999 compared to $497 million at December 31, 1998. Of the total net unrealized capital gains at June 30, 1999, a net unrealized loss of $5 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 1999 and December 31, 1998 was A+ and AA-, respectively.

The percentage of total debt securities by quality rating category is as follows:

                                             June 30, 1999               December 31, 1998
--------------------------------------------------------------------------------------------
AAA                                                43.3%                        43.3%
AA                                                 10.0                         11.0
A                                                  24.9                         24.4
BBB                                                14.4                         14.4
BB                                                  3.4                          3.7
B and Below                                         4.0                          3.2
--------------------------------------------------------------------------------------------
                                                  100.0%                       100.0%
============================================================================================

The percentage of total debt securities by market sector is as follows:

                                                             June 30, 1999            December 31, 1998
---------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                         45.5%                      45.7%
Residential Mortgage-Backed Securities                            22.1                       22.4
Foreign Securities - U.S. Dollar Denominated                      10.8                       10.0
Commercial/Multifamily Mortgage-Backed Securities                  9.1                        9.4
U.S. Treasuries/Agencies                                           6.6                        6.4
Asset-Backed Securities                                            5.9                        6.1
---------------------------------------------------------------------------------------------------------
                                                                 100.0%                     100.0%
=========================================================================================================


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

State of Readiness

In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team, including outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory - identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation - reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment. The Company is addressing its IT systems in a manner consistent with Aetna's plan.

Aetna completed the inventory and assessment phases for substantially all of its IT systems and those of its subsidiaries, including those of the Company, by year-end 1997. Aetna completed the remediation, testing and certification of substantially all of its IT systems and those of its subsidiaries, including all of the IT systems of the Company, by June 30, 1999.

Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna plans to complete the testing of these systems by September 30, 1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers such as certain banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. A significant portion of the Company's critical external relationships have informed the Company that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to the Company in all material respects.

Year 2000 Costs

Total Year 2000 project costs for the Company are currently estimated to be at least $16 million (after tax) in 1999. A majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $5 million (after tax) and $10 million (after tax) for the three and six months ended June 30, 1999, respectively, and $5 million (after tax) and $9 million (after tax) for the same periods in 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.

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

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts; process financial transactions; price securities; bill customers; assess exposure to investment risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company is developing contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, the Company has identified reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. These scenarios include, but are not limited to, limitations on suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, use of alternative suppliers, use of outside providers to supplement internal capabilities and reallocation of existing resources.

The Company has completed its high level contingency plans and is continuing to review and refine the detailed plans it has developed. The Company expects contingency/recovery planning to be substantially complete by September 1999.


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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.


Item 5.    Other Information.

Ratings

The Company's claims paying/financial strength ratings are as follows:

                                                                   Rating Agencies
                               -----------------------------------------------------------------------------------------
                                    A.M. Best            Duff & Phelps        Moody's Investors      Standard & Poor's
                                                                                   Service
------------------------------------------------------------------------------------------------------------------------
 April 27, 1999                      A                     AA                        Aa3                 AA-
 July 28, 1999 (1)                   A                     AA                        Aa3                 AA-
------------------------------------------------------------------------------------------------------------------------

(1) Moody's Investors Service and Standard and Poor's currently have the Company's financial strength rating on outlook negative.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             (10)   Material Contracts

             10.1 The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999 - incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*
             10.2 The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and Restated as of January 1, 1999 - incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*
             10.3 Employment Agreement, dated as of April 6, 1999, by and between the Company and Thomas J. McInerney - incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*

                    * Management contract or compensatory plan or arrangement.

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


                                        AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                        ----------------------------------------
                                                     (Registrant)



      August 11, 1999             By  /s/  Deborah Koltenuk
      ---------------                 ---------------------------
        (Date)                        Deborah Koltenuk
                                      Vice President, Corporate Controller and
                                      Assistant Treasurer
                                      (Chief Accounting Officer)