Form 10-Q
period 1999-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 1999-11-12
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1999   Commission file number 33-23376


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

                                     Yes     X               No
                                        ----------              -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                         Shares Outstanding
Title of Class          at October 29, 1999
--------------          -------------------
 Common Stock,                 55,000
 par value $50

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
  PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements:
              Consolidated Statements of Income ...................................    3
              Consolidated Balance Sheets .........................................    4
              Consolidated Statements of Changes in Shareholder's Equity ..........    5
              Consolidated Statements of Cash Flows ...............................    6
              Condensed Notes to Consolidated Financial Statements ................    7
              Independent Auditors' Review Report .................................   13
   Item 2.   Management's Analysis of the Results of Operations ...................   14

  PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings ....................................................   25
   Item 5.   Other Information ....................................................   25
   Item 6.   Exhibits and Reports on Form 8-K .....................................   25
             Signature ............................................................   26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                       Consolidated Statements of Income
                                  (millions)

                                                 Three Months              Nine Months
                                              Ended September 30,      Ended September 30,
                                             ---------------------   ------------------------
                                                1999        1998         1999         1998
                                             ----------   --------   -----------   ----------
Revenue:
  Premiums                                    $  44.2      $ 20.1     $   86.6     $  54.5
  Charges assessed against policyholders         98.6        81.3        283.1       243.3
  Net investment income                         223.2       218.8        668.8       649.9
  Net realized capital (losses) gains           (11.1)        2.7         (5.4)        9.3
  Other income                                   27.9        23.6         82.5        66.5
                                              -------      ------     --------     -------
      Total revenue                             382.8       346.5      1,115.6     1,023.5
Benefits and expenses:
  Current and future benefits                   201.8       181.7        564.0       529.7
  Operating expenses:
   Salaries and related benefits                 36.1        32.0        107.7       100.9
   Other                                         53.3        51.5        156.0       147.5
  Amortization of deferred policy
   acquisition costs                             25.9        23.2         77.6        69.5
                                              -------      ------     --------     -------
      Total benefits and expenses               317.1       288.4        905.3       847.6
                                              -------      ------     --------     -------
Income from continuing operations before
  income taxes                                   65.7        58.1        210.3       175.9
Income taxes                                     21.7        15.2         69.2        51.6
                                              -------      ------     --------     -------
Income from continuing operations                44.0        42.9        141.1       124.3
Discontinued operations, net of tax:
  Income from operations                           --        24.5           --        61.8
  Deferred gain on sale                           1.4          --          4.1          --
                                              -------      ------     --------     -------
Net income                                    $  45.4      $ 67.4     $  145.2     $ 186.1
                                              =======      ======     ========     =======

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)


                                                                    September 30,    December 31,
                                                                        1999             1998
                                                                   --------------   --------------
                             Assets
Investments:
 Debt securities available for sale, at fair value
   (amortized cost: $11,467.3 and $11,570.3)                         $11,335.2         $12,068.2
Equity securities, available for sale, at fair value:
 Nonredeemable preferred stock (cost: $142.9 and $202.6)                 140.5             203.3
 Investment in affiliated mutual funds (cost: $72.8 and $96.8)            73.3             100.1
 Common stock (cost: $6.4 and $1.0)                                        8.5               2.0
Short-term investments                                                    56.5              48.9
Mortgage loans                                                            10.4              12.7
Policy loans                                                             308.9             292.2
                                                                     ---------         ---------
    Total investments                                                 11,933.3          12,727.4
Cash and cash equivalents                                                797.2             628.3
Short-term investments under securities loan agreement                   771.5             277.3
Accrued investment income                                                163.0             151.6
Premiums due and other receivables                                        95.0              61.1
Reinsurance recoverable                                                2,957.5           2,959.8
Deferred income taxes                                                    148.6             114.3
Deferred policy acquisition costs                                      1,007.8             893.1
Other assets                                                              77.7              70.4
Separate Accounts assets                                              32,807.7          29,458.4
                                                                     ---------         ---------
    Total assets                                                     $50,759.3         $47,341.7
                                                                     =========         =========
                   Liabilities and Shareholder's Equity
Liabilities:
 Future policy benefits                                              $ 3,842.6         $ 3,815.9
 Unpaid claims and claim expenses                                         35.3              18.8
 Policyholders' funds left with the Company                           11,117.2          11,305.6
                                                                     ---------         ---------
    Total insurance reserve liabilities                               14,995.1          15,140.3
 Payables under securities loan agreement                                771.5             277.3
 Current income taxes                                                      0.5             279.6
 Other liabilities                                                       809.8             821.0
 Separate Accounts liabilities                                        32,803.5          29,430.2
                                                                     ---------         ---------
    Total liabilities                                                 49,380.4          45,948.4
                                                                     ---------         ---------
Shareholder's Equity:
 Common stock, par value $50 (100,000 shares authorized;
   55,000 shares issued and outstanding)                                   2.8               2.8
 Paid-in capital                                                         431.8             431.8
 Accumulated other comprehensive (loss) income                           (25.5)            104.8
 Retained earnings                                                       969.8             853.9
                                                                     ---------         ---------
    Total shareholder's equity                                         1,378.9           1,393.3
                                                                     ---------         ---------
     Total liabilities and shareholder's equity                      $50,759.3         $47,341.7
                                                                     =========         =========

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)


                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  1999          1998
                                              -----------   -----------
Shareholder's equity, beginning of period      $1,393.3      $1,852.7
Comprehensive income (loss):
  Net income                                      145.2         186.1
  Other comprehensive loss, net of tax:
     Unrealized losses on securities
      ($(200.5), $(10.5), pretax) (1)            (130.3)         (6.8)
                                               --------      --------
Total comprehensive income                         14.9         179.3
                                               --------      --------
Other changes                                       0.5           1.6
Common stock dividends                            (29.8)         (9.0)
                                               --------      --------
Shareholder's equity, end of period            $1,378.9      $2,024.7
                                               ========      ========

 (1) Net of reclassification adjustments.



See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)


                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                         1999            1998
                                                                    -------------   -------------
Cash Flows from Operating Activities:
    Net income                                                       $    145.2      $    186.1
Adjustments to reconcile net income to net cash (used for)
    provided by operating activities:
    Net accretion of discount on investments                              (20.6)          (24.3)
    Deferred gain on sale                                                  (4.1)             --
    Net realized capital losses (gains)                                     5.4           (10.0)
    Changes in assets and liabilities:
     Increase in accrued investment income                                (11.4)           (2.3)
     Decrease in premiums due and other receivables                        31.6            22.8
     Increase in policy loans                                             (16.7)          (51.9)
     Increase in deferred policy acquisition costs                       (114.7)          (89.5)
     Decrease in reinsurance loan to affiliate                               --           135.7
     Net (decrease) increase in universal life account balances          (220.5)          176.9
     Increase (decrease) in other insurance reserve liabilities           232.1          (148.7)
     Decrease in other liabilities and other assets                       (68.0)         (191.3)
     (Decrease) increase in income taxes                                 (280.1)           18.7
                                                                     ----------      ----------
Net cash (used for) provided by operating activities                     (321.8)           22.2
                                                                     ----------      ----------
Cash Flows from Investing Activities:
    Proceeds from sales of:
     Debt securities available for sale                                 4,017.1         5,680.9
     Equity securities                                                     89.9           120.7
     Mortgage loans                                                         2.3             0.2
    Investment maturities and collections of:
     Debt securities available for sale                                   995.2         1,105.3
     Short-term investments                                                60.6           170.5
    Cost of investment purchases in:
     Debt securities available for sale                                (4,805.5)       (5,421.9)
     Equity securities                                                     (9.4)          (93.7)
     Short-term investments                                               (68.4)          (94.4)
    Other, net                                                              6.2            88.8
                                                                     ----------      ----------
Net cash provided by investing activities                                 288.0         1,556.4
                                                                     ----------      ----------
Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts             1,576.5         1,144.6
    Withdrawals of investment contracts                                (1,308.4)       (1,061.0)
    Return of capital from Separate Account                                  --             1.3
    Dividends paid to shareholder                                        (235.8)           (9.0)
    Other, net                                                            170.4             4.4
                                                                     ----------      ----------
Net cash provided by financing activities                                 202.7            80.3
                                                                     ----------      ----------
Net increase in cash and cash equivalents                                 168.9         1,658.9
Cash and cash equivalents, beginning of period                            628.3           577.5
                                                                     ----------      ----------
Cash and cash equivalents, end of period                             $    797.2      $  2,236.4
                                                                     ==========      ==========
Supplemental cash flow information:
    Income taxes paid, net                                           $    315.3      $     69.3
                                                                     ==========      ==========

See Condensed Notes to Consolidated Financial Statements.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1) Basis of Presentation
   ---------------------

The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA") and Aetna Investment Adviser Holding Company, Inc. (collectively, the "Company"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna"). On July 1, 1999, HOLDCO contributed Aetna Investment Adviser Holding Company, Inc., and its subsidiaries (collectively, "IA Holdco") to the Company (refer to Note 2). As a result, the Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations (refer to Note
3).


These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. The contribution of IA Holdco to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of IA Holdco. Certain reclassifications have been made to 1998 financial information to conform to the 1999 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ALIAC's 1998 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.


2) Contribution of IA Holdco from HOLDCO
   -------------------------------------

On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc ("Aeltus") which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. Aeltus is a registered investment adviser under the Investment Advisers Act of 1940 and provides investment advisory services to institutional and retail clients on a fee-for-service basis. In addition, Aeltus, through its ACI subsidiary, provides distribution services for certain Aetna mutual funds and other Aetna products. Aeltus'ATC subsidiary provides trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

3) Discontinued Operations -- Individual Life Insurance
   ----------------------------------------------------

On October 1, 1998, the Company sold its individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Insurance reserves ceded as of December 31, 1998 were $2.9 billion. Deferred policy acquisition costs related to the life policies of $907.9 million were written off against the gain on the sale. Certain invested assets related to and supporting the life policies were sold to consummate the life sale and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $58 million was deferred and is being recognized over approximately 15 years (as profits in the book of business sold emerge). The remaining portion of the gain was recognized immediately in net income and was largely attributed to the sale of the life insurance business for access to the agency sales force and brokerage distribution channel. The unamortized portion of the gain is presented in other liabilities and deferred taxes on the consolidated balance sheets. Premiums ceded and reinsurance recoveries made in 1999 totaled $373 million and $304 million, respectively.


4) New Accounting Standard
   -----------------------

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

5) Future Accounting Standards
   ---------------------------

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.


6) Additional Information -- Accumulated Other Comprehensive (Loss) Income
   -----------------------------------------------------------------------

Changes in accumulated other comprehensive income (loss) related to changes in unrealized (losses) gains on securities (excluding those related to experience-rated contractholders) were as follows:


                                                                    Nine Months Ended September 30,
(Millions)                                                                 1999          1998
---------------------------------------------------------------------------------------------------
 Unrealized holding (losses) gains arising during the period (1)        $  (120.4)      $ 15.5
 Less: reclassification adjustments for amortization of net
   investment discounts and gains included in net income (2)                  9.9         22.3
---------------------------------------------------------------------------------------------------
 Net unrealized losses on securities                                    $  (130.3)      $ (6.8)
===================================================================================================

 (1) Pretax unrealized holding (losses) gains arising during the period were $(185.3) million and $23.8 million for 1999 and 1998, respectively.
 (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income were $15.2 million and $34.3 million for 1999 and 1998, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7) Segment Information
   -------------------

Summarized financial information for the Company's principal operations for the three and nine months ended September 30, was as follows:


                                                        Investment
Three months ended September 30,          Financial     Management     Discontinued
(Millions)                              Products (1)   Services (1)   Operations (1)   Other (1)      Total
-----------------------------------------------------------------------------------------------------------
 1999
 Revenues from external customers          $151.9          $29.8           $  --        $ (11.0)     $170.7
 Net investment income                      221.9             .4              --             .9       223.2
-----------------------------------------------------------------------------------------------------------
 Total revenue excluding realized
  capital losses                           $373.8          $30.2           $  --        $ (10.1)     $393.9
===========================================================================================================
 Operating earnings (2)                    $ 48.0          $ 7.5           $  --        $  (1.7)     $ 53.8
 Other item (3)                                --             --              --           (2.6)       (2.6)
 Realized capital losses, net of tax         (7.2)            --              --             --        (7.2)
-----------------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                                 40.8            7.5              --           (4.3)       44.0
 Discontinued operations, net of tax:
  Deferred gain on sale                        --             --             1.4             --         1.4
-----------------------------------------------------------------------------------------------------------
 Net income (loss)                         $ 40.8          $ 7.5           $ 1.4        $  (4.3)     $ 45.4
===========================================================================================================
 1998
 Revenues from external customers          $109.6          $24.5           $  --        $  (9.1)     $125.0
 Net investment income                      217.2             .4              --            1.2       218.8
-----------------------------------------------------------------------------------------------------------
 Total revenue excluding realized
  capital gains                            $326.8          $24.9           $  --        $  (7.9)     $343.8
===========================================================================================================
 Operating earnings (2)                    $ 42.3          $ 6.8           $  --        $  (1.9)     $ 47.2
 Other item (3)                                --             --              --           (6.0)       (6.0)
 Realized capital gains, net of tax           1.7             --              --             --         1.7
-----------------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                                 44.0            6.8              --           (7.9)       42.9
 Discontinued operations, net of tax:
  Income from operations                       --             --            24.5             --        24.5
-----------------------------------------------------------------------------------------------------------
 Net income (loss)                         $ 44.0          $ 6.8           $24.5        $  (7.9)     $ 67.4
===========================================================================================================

 (1) Financial Products include deferred and immediate annuity contracts. Investment Management Services include the following services: investment advisory, underwriting, distribution for Company products and trustee, administrative and other fiduciary services to retirement plans. (Refer to Notes 1 and 2.) Discontinued operations include life insurance products. (Refer to Note 3.) Other includes consolidating adjustments and Year 2000 costs.
 (2) Operating earnings are comprised of net income excluding net realized capital (losses) gains and any other items.
 (3) Other item excluded from operating earnings includes after-tax Year 2000 costs of $2.6 million and $6.0 million in 1999 and 1998, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7) Segment Information (continued)
   ------------------

                                                        Investment
Nine months ended September 30,           Financial     Management     Discontinued
(Millions)                              Products (1)   Services (1)   Operations (1)   Other (1)      Total
------------------------------------------------------------------------------------------------------------
 1999
 Revenues from external customers         $  399.1         $86.4           $  --        $ (33.3)    $  452.2
 Net investment income                       665.2           1.1              --            2.5        668.8
------------------------------------------------------------------------------------------------------------
 Total revenue excluding realized
  capital losses                          $1,064.3         $87.5           $  --        $ (30.8)    $1,121.0
============================================================================================================
 Operating earnings (2)                   $  142.1         $21.1           $  --        $  (5.6)    $  157.6
 Other item (3)                                 --            --              --          (13.0)       (13.0)
 Realized capital losses, net of tax          (3.5)           --              --             --         (3.5)
------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                                 138.6          21.1              --          (18.6)       141.1
 Discontinued operations, net of tax:
  Deferred gain on sale                         --            --             4.1             --          4.1
------------------------------------------------------------------------------------------------------------
 Net income (loss)                        $  138.6         $21.1           $ 4.1        $ (18.6)    $  145.2
============================================================================================================
 1998
 Revenues from external customers         $  320.0         $71.1           $  --        $ (26.8)    $  364.3
 Net investment income                       645.4           1.1              --            3.4        649.9
------------------------------------------------------------------------------------------------------------
 Total revenue excluding realized
  capital gains                           $  965.4         $72.2           $  --        $ (23.4)    $1,014.2
============================================================================================================
 Operating earnings (2)                   $  120.9         $18.1           $  --        $  (5.2)    $  133.8
 Other item (3)                                 --            --              --          (15.6)       (15.6)
 Realized capital gains, net of tax            6.1            --              --             --          6.1
------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                                 127.0          18.1              --          (20.8)       124.3
 Discontinued operations, net of tax:
  Income from operations                        --            --            61.8             --         61.8
------------------------------------------------------------------------------------------------------------
 Net income (loss)                        $  127.0         $18.1           $61.8        $ (20.8)    $  186.1
============================================================================================================

 (1) Financial Products include deferred and immediate annuity contracts. Investment Management Services include the following services: investment advisory, underwriting, distribution for Company products and trustee, administrative and other fiduciary services to retirement plans. (Refer to Notes 1 and 2.) Discontinued operations include life insurance products. (Refer to Note 3.) Other includes consolidating adjustments and Year 2000 costs.
 (2) Operating earnings are comprised of net income excluding net realized capital (losses) gains and any other items.
 (3) Other item excluded from operating earnings includes after-tax Year 2000 costs of $13.0 million and $15.6 million in 1999 and 1998, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

8) Commitments and Contingent Liabilities
   --------------------------------------

Commitments


Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 1999, the Company had commitments to purchase investments of $307.8 million. The fair value at September 30, 1999 of the investments to be purchased approximated $308.3 million.


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


9) Dividends
   ---------

During 1999, the Company paid $235.8 million in dividends to HOLDCO, of which $206.0 million was accrued for in 1998.

On October 12, 1999, a distribution was declared in an amount up to $20.2 million, payable by no later than December 31, 1999 to HOLDCO.

                      Independent Auditors' Review Report

The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.


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


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                           /s/ KPMG LLP



Hartford, Connecticut
October 27, 1999

Item 2. Management's Analysis of the Results of Operations

The following discussion and analysis presents a review of the Company for the three and nine months ended September 30, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" contained in ALIAC's 1998 Annual Report on Form 10-K.


Overview


Contribution from HOLDCO


On July 1, 1999, HOLDCO contributed IA Holdco to the Company. See Notes 1 and 2 of Condensed Notes to Consolidated Financial Statements.


Sale of Individual Life Insurance Business


On October 1, 1998, the Company sold its individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $58 million of the gain and is recognizing it over approximately 15 years. The amounts of the deferred gain recognized during the three months and nine months ended September 30, 1999 were $1 million and $4 million, respectively. Individual life insurance coverage in force was approximately $44 billion at September 30, 1999 and 1998. Substantially all of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale. Revenues from the business sold were $161 million for the three months ended September 30, 1998 and $441 million for the first nine months of 1998. For more details about the sale, refer to
Note 3 of Condensed Notes to Consolidated Financial Statements.


Consolidated Results


Consolidated results include results from continuing operations and discontinued operations. Continuing operations is comprised of the Company's Financial Products and Investment Management Services business segments plus certain items not directly allocable to the business segments. Discontinued operations is comprised of the individual life business. The contribution of IA Holdco to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of IA Holdco. In addition, all prior period income statement data has been restated to reflect the presentation of the individual life insurance business as discontinued operations.

Operating Summary
                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                           --------------------------   ----------------------------
(Millions)                                                     1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------------
 Premiums (1)                                                $   44.2      $   20.1       $    86.6      $    54.5
 Charges assessed against policyholders                          98.6          81.3           283.1          243.3
 Net investment income                                          223.2         218.8           668.8          649.9
 Net realized capital (losses) gains                            (11.1)          2.7            (5.4)           9.3
 Other income                                                    27.9          23.6            82.5           66.5
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                382.8         346.5         1,115.6        1,023.5
--------------------------------------------------------------------------------------------------------------------
 Current and future benefits                                    201.8         181.7           564.0          529.7
 Operating expenses                                              89.4          83.5           263.7          248.4
 Amortization of deferred policy acquisition costs               25.9          23.2            77.6           69.5
--------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                  317.1         288.4           905.3          847.6
--------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes           65.7          58.1           210.3          175.9
 Income taxes                                                    21.7          15.2            69.2           51.6
--------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                               44.0          42.9           141.1          124.3
 Discontinued operations, net of tax:
   Income from operations                                          --          24.5              --           61.8
   Deferred gain on sale                                          1.4            --             4.1             --
--------------------------------------------------------------------------------------------------------------------
 Net income                                                  $   45.4      $   67.4       $   145.2      $   186.1
====================================================================================================================
 Net realized capital (losses) gains, net of tax
  (included above)                                           $   (7.2)     $    1.7       $    (3.5)     $     6.1
====================================================================================================================
 Deposits (not included in premiums above)
   Financial Products                                        $1,854.5      $1,089.1       $ 5,393.9      $ 3,552.4
   Discontinued operations                                         --         113.5              --          374.2
--------------------------------------------------------------------------------------------------------------------
     Total--Deposits                                         $1,854.5      $1,202.6       $ 5,393.9      $ 3,926.6
====================================================================================================================
 Assets under management
   Financial Products (2) (3)                                                             $47,547.6      $38,991.9
   Investment Management Services (4)                                                      17,268.5       12,723.8
   Discontinued operations (5)                                                                   --        2,826.0
--------------------------------------------------------------------------------------------------------------------
     Total--assets under management                                                       $64,816.1      $54,541.7
--------------------------------------------------------------------------------------------------------------------
 Assets under administration (6)
   Financial Products                                                                     $ 3,581.8      $ 2,618.5
--------------------------------------------------------------------------------------------------------------------
 Assets under management and administration                                               $68,397.9      $57,160.3
====================================================================================================================

 (1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $15.9 million and $17.7 million for the three months ended September 30, 1999 and 1998, respectively, and $53.9 million and $51.3 million for the nine months ended September 30, 1999 and 1998, respectively.
 (2) Includes $10,138.7 million and $6,099.4 million at September 30, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
 (3) Excludes net unrealized capital (losses) gains of ($132.1) million and $500.6 million at September 30, 1999 and 1998, respectively.
 (4) Excludes $34.2 billion and $30.5 billion of assets managed by Aeltus which are reported in the Financial Products segment as of September 30, 1999 and 1998, respectively; and, excludes $2.3 billion of assets managed by Aeltus which are reported in discontinued operations as of September 30, 1998.
 (5) Excludes net unrealized capital gains of $51.7 million at September 30, 1998.
 (6) Represents assets for which the Company provides administrative services only.

Consolidated net income for the three months ended September 30, 1999 decreased $22 million compared to the three months ended September 30, 1998 due to the sale of the individual life business. Net income includes Year 2000 costs of $3 million and $6 million for the three months ended September 30, 1999 and 1998, respectively. Net income also includes $25 million relating to the life business for the three months ended September 30, 1998. Excluding Year 2000 costs, net realized capital gains or losses and the 1998 individual life earnings, results for the three months ended September 30, 1999 increased $8 million, or 17%, compared to the same period in 1998.


Consolidated net income for the nine months ended September 30, 1999 decreased $41 million compared to the nine months ended September 30, 1998 due to the sale of the individual life business. Net income includes Year 2000 costs of $13 million and $16 million for the nine months ended September 30, 1999 and 1998, respectively. Net income also includes $62 million relating to the life business for the nine months ended September 30, 1998. Excluding Year 2000 costs, net realized capital gains or losses and the 1998 individual life earnings, results for the nine months ended September 30, 1999 increased $28 million, or 21%, compared to the same period in 1998.

Financial Products



Operating Summary
                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                       --------------------------   ----------------------------
(Millions)                                                 1999           1998           1999           1998
----------------------------------------------------------------------------------------------------------------
 Premiums (1)                                            $   44.2      $   20.1       $    86.6      $    54.5
 Charges assessed against policyholders                      98.6          81.3           283.1          243.3
 Net investment income                                      221.9         217.2           665.2          645.4
 Net realized capital (losses) gains                        (11.1)          2.7            (5.4)           9.3
 Other income                                                 9.1           8.2            29.4           22.2
----------------------------------------------------------------------------------------------------------------
   Total revenue                                            362.7         329.5         1,058.9          974.7
----------------------------------------------------------------------------------------------------------------
 Current and future benefits                                201.8         181.7           564.0          529.7
 Operating expenses (2)                                      77.3          68.3           220.7          204.8
 Amortization of deferred policy acquisition costs           23.4          20.3            69.1           61.5
----------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                              302.5         270.3           853.8          796.0
----------------------------------------------------------------------------------------------------------------
 Income from operations before income taxes                  60.2          59.2           205.1          178.7
 Income taxes                                                19.4          15.2            66.5           51.7
----------------------------------------------------------------------------------------------------------------
 Net income (2)                                          $   40.8      $   44.0       $   138.6      $   127.0
================================================================================================================
 Net realized capital (losses) gains, net of tax
  (included above)                                       $   (7.2)     $    1.7       $    (3.5)     $     6.1
================================================================================================================
 Deposits (not included in premiums above)
   Annuities--fixed options                              $  524.2      $  238.8       $ 1,518.5      $   847.5
   Annuities--variable options                            1,330.3         850.3         3,875.4        2,704.9
----------------------------------------------------------------------------------------------------------------
   Total--deposits                                       $1,854.5      $1,089.1       $ 5,393.9      $ 3,552.4
================================================================================================================
 Assets Under Management
   Annuities--fixed options (3)                                                       $12,557.2      $12,043.8
   Annuities--variable options (4)                                                     29,583.0       21,367.0
----------------------------------------------------------------------------------------------------------------
     Subtotal--annuities                                                               42,140.2       33,410.8
   Other                                                                                5,407.4        5,581.1
----------------------------------------------------------------------------------------------------------------
   Total--assets under management (5)                                                 $47,547.6      $38,991.9
----------------------------------------------------------------------------------------------------------------
 Assets under administration (6)                                                      $ 3,581.8      $ 2,618.5
----------------------------------------------------------------------------------------------------------------
 Total assets under management and administration                                     $51,129.4      $41,610.4
================================================================================================================

 (1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $15.9 million and $17.7 million for the three months ended September 30, 1999 and 1998, respectively, and $53.9 million and $51.3 million for the nine months ended September 30, 1999 and 1998, respectively.
 (2) Year 2000 costs are not allocated to segment operating expenses; and, therefore, excluded in the determination of segment net income.
 (3) Excludes net unrealized capital (losses) gains of ($132.1) million and $500.6 million at September 30, 1999 and 1998, respectively.
 (4) Includes $10,138.7 million and $6,099.4 million at September 30, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
 (5) Aeltus was the investment adviser for $34.2 billion and $30.5 billion of the total assets under management reported for this segment at September 30, 1999 and 1998, respectively; therefore, advisory fees received on these assets are reported in the Investment Management Services segment.
 (6) Represents assets for which the Company provides administrative services only.

Income from the Financial Products segment for the three months ended September 30, 1999 decreased $3 million compared to the three months ended Septembr 30, 1998. Excluding net realized capital gains or losses, earnings for the three months ended September 30, 1999 increased $6 million, or 13%, compared to the same period in 1998.


Income from the Financial Products segment for the nine months ended September 30, 1999 increased $12 million compared to the nine months ended September 30, 1998. Excluding net realized capital gains or losses, earnings for the nine months ended September 30, 1999 increased $21 million, or 18%, compared to the same period in 1998.


The increase in earnings primarily reflects increased fee income from increased assets under management. Assets under management at the end of the third quarter of 1999 increased over the same period in 1998 primarily due to appreciation in the stock market as well as additional net deposits (i.e. deposits less surrenders). Compared to June 30, 1999, assets under management and administration increased due to additional net deposits substantially offset by market declines. Partially offsetting the increase in fee income were increased operating expenses resulting from business growth. However, for annuity products, operating expenses as a percentage of assets under management declined compared to the three and nine months ended September 30, 1998.


Of the $12.6 billion and $12.0 billion of fixed annuity assets under management at September 30, 1999 and 1998, respectively, 25% were fully guaranteed and 75% were experienced-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.3% and 7.6% and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 7.9% for the nine months ended September 30, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.3% and 6.5% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.8% for the nine months ended September 30, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.0% and 1.1% and on experience-rated investment contracts were 2.0% and 2.1% for the nine months ended September 30, 1999 and 1998, respectively.


Investment Management Services


Operations for the Investment Management Services segment primarily consist of the operations of Aeltus, the primary operating subsidiary of IA Holdco, which was contributed to ALIAC on July 1, 1999 by HOLDCO. (See Notes 1 and 2 of Condensed Notes to Consolidated Financial Statements.) Aeltus was the investment advisor for $34.2 billion and $30.5 billion of the total assets reported in the Financial Products segment as of September 30, 1999 and 1998, respectively. Aeltus was also the investment advisor to $2.3 billion of the assets under management reported for discontinued operations in the "Overview" section. Assets managed by Aeltus which are reported in the "Financial Products" section and as discontinued operations in the "Overview" section are not included in the assets under management reported for this segment in the table below. Advisory fees earned on the assets managed by Aeltus but not reported in this segment are included in the operating results of this segment.

Operating Summary

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                            ------------------       -------------------
(Millions)                                                     1999      1998        1999           1998
------------------------------------------------------------------------------------------------------------
 Net investment income                                        $ 0.4     $ 0.4     $     1.1      $     1.1
 Net realized capital gains                                      --        --            --             --
 Other income (1)                                              29.8      24.5          86.4           71.1
------------------------------------------------------------------------------------------------------------
   Total revenue                                               30.2      24.9          87.5           72.2
------------------------------------------------------------------------------------------------------------
 Operating expenses (2)                                        18.7      14.0          53.9           43.1
------------------------------------------------------------------------------------------------------------
 Income from operations before income taxes                    11.5      10.9          33.6           29.1
 Income taxes                                                   4.0       4.1          12.5           11.0
------------------------------------------------------------------------------------------------------------
   Net income (2)                                             $ 7.5     $ 6.8     $    21.1      $    18.1
============================================================================================================
 Net realized capital gains, net of tax (included above)      $  --     $  --     $      --      $      --
============================================================================================================
 Assets under management: (3) (4)                                                 $17,268.5      $12,723.8
============================================================================================================

 (1) Includes advisory fees for assets managed by Aeltus, which are not reported in this segment because they are reported in the Overview section (as discontinued operations) or the Financial Products section.

 (2) Year 2000 costs are not allocated to segment operating expenses; and, therefore, excluded in the determination of segment net income.

 (3) Excludes $34.2 billion and $30.5 billion of assets managed by Aeltus which are reported in the Financial Products segment as of September 30, 1999 and 1998, respectively; and, excludes $2.3 billion of assets managed by Aeltus which are reported in discontinued operations as of September 30, 1998.

 (4) Includes $7,360.0 million and 7,499.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of September 30, 1999 and 1998, respectively.


Income from the Investment Management Services segment for the three months ended September 30, 1999 increased $1 million, or 10%, compared to the same period in 1998. Income from the Investment Management Services segment for the nine months ended September 30, 1999 increased $3 million, or 17% compared to the nine months ended September 30, 1998.


The increase in earnings primarily reflects increased fee income from increased assets under management. Assets under management at the end of the third quarter of 1999 increased over the same period in 1998 primarily due to appreciation in the stock market as well as additional net sales. Compared to June 30, 1999, assets under management increased due to additional net sales substantially offset by market declines. Partially offsetting the increase in fee income were increased operating expenses resulting from business growth.

Discontinued Operations--Individual Life Insurance


On October 1, 1998, the Company sold its individual life insurance business to Lincoln. Refer to "Overview" and Note 3 of Condensed Notes to Consolidated Financial Statements for more details on the sale.


General Account Investments


The Company's invested assets were comprised of the following:



(Millions)                                                September 30, 1999    December 31, 1998
--------------------------------------------------------------------------------------------------
 Debt securities, available for sale, at fair value           $11,335.2             $12,068.2
 Equity securities, available for sale:
  Nonredeemable preferred stock                                   140.5                 203.3
  Investment in affiliated mutual funds                            73.3                 100.1
  Common stock                                                      8.5                   2.0
 Short-term investments                                            56.5                  48.9
 Mortgage loans                                                    10.4                  12.7
 Policy loans                                                     308.9                 292.2
--------------------------------------------------------------------------------------------------
 Total investments                                            $11,933.3             $12,727.4
==================================================================================================

Debt Securities


At September 30, 1999 and December 31, 1998, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $8.7 billion, or 77% of total debt securities, and $9.1 billion, or 76% of total debt securities, supported experience-rated contracts.


Debt securities reflected net unrealized capital losses of $132 million at September 30, 1999 compared to net unrealized capital gains of $497 million at December 31, 1998. Of the total net unrealized capital losses at September 30, 1999, a net unrealized loss of $102 million relates to assets supporting experience-rated contracts.


It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at September 30, 1999 and December 31, 1998 was AA-.

The percentage of total debt securities by quality rating category is as follows:



                  September 30, 1999     December 31, 1998
                 --------------------   ------------------
 AAA                      44.7%                 43.3%
 AA                       10.0                  11.0
 A                        25.1                  24.4
 BBB                      14.0                  14.4
 BB                        2.8                   3.7
 B and Below               3.4                   3.2
----------------------------------------------------------
                         100.0%                100.0%
==========================================================

The percentage of total debt securities by market sector is as follows:



                                                  September 30, 1999     December 31, 1998
                                                 --------------------   ------------------
 U.S. Corporate Securities                                44.6%                 45.7%
 Residential Mortgage-Backed Securities                   22.6                  22.4
 Foreign Securities--U.S. Dollar Denominated              10.4                  10.0
 Commercial/Multifamily Mortgage-Backed
  Securities                                               8.7                   9.4
 U.S. Treasuries/Agencies                                  7.7                   6.4
 Asset-Backed Securities                                   6.0                   6.1
------------------------------------------------------------------------------------------
                                                         100.0%                100.0%
==========================================================================================

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


State of Readiness


In 1997, the Company's ultimate parent, Aetna, organized a multi-disciplinary Year 2000 Project Team, including outside consultants. The Year 2000 Project Team and Aetna's businesses and subsidiaries, including the Company, have developed and are currently executing a comprehensive plan designed to make their mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed Aetna's overall process, plan and progress to date. Aetna's plan for IT systems consists of several phases: (i) inventory--identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment--identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation--reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will operate successfully in the post-1999 environment. The Company is addressing its IT systems in a manner consistent with Aetna's plan.


Aetna has completed the inventory, assessment, remediation, testing and certification of its IT systems and those of its subsidiaries, including those of the Company.


Aetna is handling substantially all aspects of the Year 2000 issue as it relates to the Company's embedded systems. Aetna has inventoried and risk rated substantially all of its embedded systems and those of its subsidiaries, including those of the facilities the Company occupies. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. Aetna's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. Aetna is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. Aetna has completed the testing, remediation and certification of a significant portion of these systems, and the remaining work will be completed by year-end 1999.


The Company believes that its Year 2000 project is on schedule.


External Relationships


The Company also faces the risk that one or more of its critical suppliers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as certain banks, telecommunications providers and other utilities, mutual fund companies, IT vendors and financial market data providers, either Aetna or the Company is engaged in discussions with the third parties and has obtained detailed information as to those parties' Year 2000 plans and state of readiness. A significant portion of the Company's critical external relationships have informed the Company that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to the Company in all material respects.


Year 2000 Costs


Total Year 2000 project costs for the Company are currently estimated to be at least $18 million (after tax) in 1999. A majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $3 million (after tax) and $13 million (after tax) for the three and nine months ended September 30, 1999, respectively, and $6 million (after tax) and $16 million (after tax) for the corresponding periods in 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows. Year 2000 readiness is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address

Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or results of operations.


Risks and Contingency/Recovery Planning


If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely update customers' accounts; process financial transactions; price securities; bill customers; assess exposure to investment risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/ recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.


The Company has developed contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, the Company has identified reasonably possible Year 2000 failure scenarios and has developed contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. The Company is continuing to validate, refine and test these plans. The scenarios the Company is planning for include, but are not limited to, limitations on suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, reallocation of existing resources, use of alternative processes and procedures, use of outside providers to supplement internal capabilities and use of alternative suppliers.


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

Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to the information that appears under the heading "Year 2000." In writing this Management's Analysis, the following words, or variations of such words and similar expressions, were used and were intended to identify forward-looking statements:



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


Adverse changes in regulation could affect the operations of the Company's businesses. The Company's businesses are subject to comprehensive regulation. These businesses could be adversely affected by:


o increases in minimum capital and other financial viability requirements for insurance operations.


o removal of barriers between the banking, insurance and mutual fund businesses, such as the so-called "Gramm/Leach Act of 1999" which was recently passed by Congress.


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


o changes in the tax treatment of annuity, pension and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of the Company's retirement services products.


Refer to "Forward-Looking Information/Risk Factors" in ALIAC's 1998 Annual Report on Form 10-K for factors that could cause actual Year 2000 results to differ from the Company's expectations. The "Forward- Looking Information/Risk Factors" portion of that Annual Report also contains a general discussion of other important risks related to the Company's businesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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


Item 5. Other Information.


Ratings


The Company's claims paying/financial strength ratings are as follows:


                                          Rating Agencies
                         --------------------------------------------------
                          A.M. Best     Duff &     Moody's       Standard &
                                        Phelps    Investors        Poor's
                                                   Service
---------------------------------------------------------------------------
July 28, 1999                A           AA          Aa3            AA-
October 27, 1999 (1)         A           AA          Aa3            AA-
---------------------------------------------------------------------------

(1) Moody's Investors Service and Standard & Poor's have the Company's financial strength rating on outlook negative.


Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits


 (27) Financial Data Schedule.


(b) Reports on Form 8-K.


None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                      (Registrant)


Date  November 12, 1999              By  /s/ Deborah Koltenuk
      ----------------                   --------------------
                                        Deborah Koltenuk
                                        Vice President, Corporate Controller and
                                         Assistant Treasurer
                                         (Chief Accounting Officer)