Form 10-K405
period 1999-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2000-03-22
CIK 837010

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the fiscal year ended December 31, 1999    Commission file number 33-23376


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

(Registrant's telephone number, including area code) (860) 273-0123

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


As of February 29, 2000 there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.


Reduced Disclosure Format:
--------------------------
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                          Annual Report on Form 10-K
                     For the year ended December 31, 1999


                               TABLE OF CONTENTS

  Form 10-K
   Item No.                                                                 Page
-------------                                                               ----
                                         PART I
  Item 1.     Business** ...................................................   3
  Item 2.     Properties** .................................................  12
  Item 3.     Legal Proceedings ............................................  12
  Item 4.     Submission of Matters to a Vote of Security Holders* .........  13

                                        PART II

  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters ..........................................  13
  Item 6.     Selected Financial Data* .....................................  13
  Item 7.     Management's Analysis of the Results of Operations** .........  13
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk ....  25
  Item 8.     Financial Statements and Supplementary Data ..................  26
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  58

                                        PART III

  Item 10.    Directors and Executive Officers of the Registrant* ..........  58
  Item 11.    Executive Compensation* ......................................  58
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management*.. ................................................  58
  Item 13.    Certain Relationships and Related Transactions* ..............  58

                                        PART IV
  Item 14.    Exhibits, Consolidated Financial Statement Schedules,
              and Reports on Form 8-K ......................................  58

              Index to Consolidated Financial Statement Schedules ..........  64
              Signatures ...................................................  69

 * Item omitted pursuant to General Instruction I(2) of Form 10-K
** Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

Item 1. Business

A. Organization of Business


Aetna Life Insurance and Annuity Company ("ALIAC") is a Connecticut stock life insurance company which was originally organized in 1976. ALIAC, together with its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA") and Aetna Investment Adviser Holding Company, Inc. is herein called the "Company". ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI") whose ultimate parent is Aetna Inc. (together with its subsidiaries, "Aetna").


On July 1, 1999, HOLDCO contributed Aetna Investment Adviser Holding Company, Inc., and its subsidiaries (collectively, "IA Holdco") to the Company (refer to Note 2 of Notes to Consolidated Financial Statements). As a result, the Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, such business was classified as Discontinued Operations. See "Overview" in Management's Analysis of the Results of Operations and Note 3 of Notes to Consolidated Financial Statements for further discussion on the sale.


Financial Products


Products and Services


The Financial Products segment includes annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, nonqualified annuity contracts and mutual funds. Annuity contracts may be deferred or immediate ("payout annuities"). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including mutual funds (both Company and nonaffiliated mutual funds), and variable and fixed investment options. Financial Products may also include wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Financial Products also include investment advisory services and pension plan administrative services.


Investment Options


The Financial Products segment offers customers products that contain variable and/or fixed investment options. Variable options and mutual funds generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in Company mutual funds and/or unaffiliated mutual funds. Company mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of ALIAC, and, beginning in November 1997, funds managed by ALIAC and subadvised by outside investment advisors. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fixed options can be either "fully-guaranteed" or "experience-rated". Fully-guaranteed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Experience-rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject to, among other things, certain minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience-rated products' investment performance does not impact the Company's consolidated results.


Fees and Investment Margins


Insurance charges, investment management or other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account an asset-based insurance and expense fee. In addition, where the customer selects a Company mutual fund as a variable funding option, the Company receives a participation fee from Aeltus and, in the case of those funds advised by ALIAC and subadvised by outside managers, the Company receives an investment advisory fee from the fund and pays a subadvisory fee to the fund manager. This participation fee is eliminated in the computation of the Company's consolidated earnings. (Refer to Note 11 of Notes to Consolidated Financial Statements for information on other related party fees.) For unaffiliated mutual funds, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company earns an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.


Assets Under Management and Administration


The substantial portion of the Company's fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), investment growth (e.g., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Financial Products' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $54.5 billion, $44.2 billion and $37.2 billion at December 31, 1999, 1998, and 1997, respectively.


Financial Products' assets under management include assets which are also reported in the Investment Management Services segment. Both segments report certain assets under management because they each earn a different component of the revenue derived from these assets. Refer to "Overview-Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.


Approximately 95% and 94% of assets under management at December 31, 1999 and 1998, respectively, allowed for contractholder withdrawal. Approximately 85% and 81% of assets under management at December 31, 1999 and 1998, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. This charge may be waived from time to time at the Company's discretion. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 591/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.


The following table summarizes assets under management for the principal customer groups of the Financial Products segment excluding net unrealized capital losses and gains related to fair value adjustments required under Financial Accounting Standard ("FAS") No. 115. Refer to "Overview" and "Financial Products" in Management's Analysis of the Results of Operations for further discussion of assets under management.



--------------------------------------------------------------------------------
(Millions)                               1999             1998             1997
--------------------------------------------------------------------------------
Corporate pensions                $  15,806.9      $  13,603.5      $  10,955.8
Not-for-profit organizations         24,434.6         19,333.8         16,828.8
Individuals                          14,284.8         11,261.1          9,394.6
--------------------------------------------------------------------------------
    Total (1)                     $  54,526.3      $  44,198.4      $  37,179.2
--------------------------------------------------------------------------------

(1) Excludes net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million and $471.3 million at December 31, 1998 and 1997, respectively.


Deposits, which are not included in premiums or revenue, are shown in the following table:



--------------------------------------------------------------------------------
(Millions)                              1999            1998            1997
--------------------------------------------------------------------------------
Corporate pensions                $  2,444.2      $  1,871.0      $  1,634.6
Not-for-profit organizations         2,638.7         1,591.7         1,404.4
Individuals                          1,824.8         1,305.6         1,443.6
--------------------------------------------------------------------------------
    Total                         $  6,907.7      $  4,768.3      $  4,482.6
--------------------------------------------------------------------------------

A portion of the segment's fee revenue is also based on assets under administration. Assets under administration are assets for which the Company provides administrative services only. Assets under administration were $4.4 billion at December 31, 1999, $2.9 billion at December 31, 1998 and $2.3 billion at December 31, 1997.


Principal Markets and Method of Distribution


Products and services of the Financial Products segment are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.


Competition


Competition arises from other insurance companies and from an array of financial services companies including banks and mutual funds, as well as other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.


Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.


Reserves


Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, and expenses including a margin for adverse deviation. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115.


Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.


Investment Management Services


The Investment Management Services segment primarily consists of the operations of Aeltus, the primary operating subsidiary of IA Holdco, which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. IA Holdco was contributed to ALIAC on July 1, 1999 by HOLDCO. Refer to Note 2 of Notes to Consolidated Financial Statements.


Products and Services


Investment Management Services provides investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the Aetna Series Fund, Inc.; distribution services for other Aetna products; and trustee, administrative and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

Fees


Investment management fees earned by the Company depend primarily on the investment style (e.g. equity vs. fixed income) and the service level (e.g. asset allocation service) selected by the client, as well as the size (measured by assets under management) of the account. Fees are generated by client money invested in advisory accounts, individual and pooled trust accounts, collateralized bond obligations, affiliated mutual funds and separate accounts, and the general account assets of ALIAC and AICA, which collectively represent substantially all assets under management.


Assets Under Management


Fee income is substantially derived from a charge assessed on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), market performance and customer retention. Investment Management Services' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $55.0 billion, $47.8 billion and $41.5 billion at December 31, 1999, 1998, and 1997, respectively. Investment Management Services' assets under management include assets which are also reported in the Financial Products segment. Both segments report certain assets under management because they each earn a different component of the revenue derived from these assets. Refer to "Overview-Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.


Substantially all assets under management invested through the products of the Investment Management Services segment at December 31, 1999 and 1998 allowed for contractholder withdrawal subject to market value adjustments and/or deferred contingent sales charges. Collaterized bond obligations managed by the segment are generally not withdrawable. To encourage customer retention and recover acquisition expenses, certain mutual fund assets under management are subject to deferred contingent sales charges on balances withdrawn within a period of time after contribution to the fund. This charge may be waived from time to time at the Company's discretion. For withdrawal characteristics on assets under management invested through the Financial Products segment, refer to "Financial Products".


The following table summarizes assets under management for the principal business channels of the Investment Management Services segment. Amounts reflected exclude net unrealized capital losses and gains related to fair value adjustments required by FAS No. 115. Refer to "Overview" and "Investment Management Services" in Management's Analysis of the Results of Operations for further discussion on assets under management.

-----------------------------------------------------------------------------------------
(Millions)                                           1999            1998            1997
-----------------------------------------------------------------------------------------
Retail mutual funds                            $  1,447.7      $    616.6      $    564.6
Plan sponsored (1)                               14,244.5        11,581.5        10,273.7
Collateralized bond obligations and other         2,338.3         1,770.5           711.3
-----------------------------------------------------------------------------------------
    Subtotal                                   $ 18,030.5      $ 13,968.6      $ 11,549.6
-----------------------------------------------------------------------------------------
Invested through products of the Financial
  Products segment:
Variable annuity mutual funds                  $ 18,144.2      $ 15,423.3      $ 12,996.9
Fixed annuities (2)                              12,641.1        12,131.1        12,056.3
Plan sponsored and other                          6,180.4         6,265.1         4,896.8
-----------------------------------------------------------------------------------------
    Subtotal                                     36,965.7        33,819.5        29,950.0
-----------------------------------------------------------------------------------------
    Total                                      $ 54,996.2      $ 47,788.1      $ 41,499.6
=========================================================================================

(1) Includes $6,986.3 million, $7,809.3 million and $7,679.1 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of December 31, 1999, 1998 and 1997, respectively.
(2) Excludes net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million and $471.3 million at December 31, 1998 and 1997, respectively.


Principal Markets and Method of Distribution


Products and services of the Investment Management Services segment are offered primarily to pension plans (e.g., corporate, public, health care, religious), non-profit (e.g., endowments, foundations), taxable entities (e.g., corporate, health care), corporate sponsored retirement plans and individual investors. The Company's products are sold through an in-house sales force utilizing consultant relationships, affiliated and unaffiliated brokers, banks, and financial planners.


Competition


Competition arises from an array of financial services companies including banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor. Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.


Discontinued Operations--Domestic Individual Life Insurance


Products and Services


Discontinued Operations include universal life and variable universal life products, which have both life insurance and investment characteristics, traditional whole life and term insurance.


Life Insurance In Force and Other Statistical Data


The table below summarizes nonparticipating life insurance in force before deductions for reinsurance ceded to other companies. As a result of the sale of the Company's domestic individual life insurance business on October 1, 1998, substantially all of the in force amounts shown in the table for the years 1999 and 1998 have been ceded to Lincoln.



---------------------------------------------------------------------------------------
(Billions, except as noted below)                        1999         1998         1997
---------------------------------------------------------------------------------------
In force, end of year
 Direct:
  Permanent                                           $  36.1      $  37.8       $ 37.1
  Term                                                    3.6          5.1          5.0
 Assumed:
  Permanent                                                .9           .9          1.0
  Term                                                    1.5          1.6          1.0
---------------------------------------------------------------------------------------
    Total                                             $  42.1      $  45.4       $ 44.1
=======================================================================================
Number of direct policies in force, end of year
  (thousands)                                           390.2        419.8        452.5
=======================================================================================
Average size of direct policy in force, end of
  year (thousands)                                    $ 101.7      $ 102.2       $ 93.1
=======================================================================================

Assets Under Management


No assets under management were reported for the years ended December 31, 1999 and 1998 due to the sale of the domestic individual life business to Lincoln on October 1, 1998. Assets under management, excluding net unrealized capital gains on debt securities related to the fair value adjustments required under FAS No. 115, were $2.7 billion at December 31, 1997.


Reserves


Prior to the sale of the domestic individual life insurance business on October 1, 1998, reserves for universal life products were equal to cumulative deposits less withdrawals and charges plus credited interest for fixed options thereon, plus/less net realized capital gains/losses (which the Company reflected through credited rates on an amortized basis). These reserves also included net unrealized capital gains/losses related to FAS No. 115. As a result of the sale and transfer of assets supporting the business, reserves for universal life products will no longer include net realized capital gains/losses and unrealized capital gains/losses related to FAS No. 115 for the years ended December 31, 1998 and beyond. Reserves for all other fixed individual life contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses including a margin for adverse deviation. These assumptions vary by plan, year of issue and policy duration.


Because the sale of the domestic individual life business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the total domestic individual life insurance reserves at the sale date.


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


Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices and the maximum interest rates that can be charged on policy loans.


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


In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit policy" were "plan assets" for purposes of ERISA and that the insurance company had fiduciary responsibility with respect to those assets. In reaching its decision, the Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.


The Small Business Job Protection Act (the "Act"), was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2000, address ERISA's application to the general account assets of insurers attributable to policies issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.


Insurance Holding Company Laws


A number of states, including Connecticut, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation. For information regarding payments of dividends by the Company, refer to "Liquidity & Capital Resources" in Management's Analysis of the Results of Operations and Note 7 of Notes to Consolidated Financial Statements.


Insurance Company Guaranty Fund Assessments


Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no material charges to earnings for guaranty fund obligations during 1999, 1998 and 1997. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations-- Forward-Looking Information/Risk Factors (Refer to Note 1 of Notes to Consolidated Financial Statements for new accounting standards related to guaranty fund assessments.)


b. Ratings


The Company's financial strength ratings at October 27, 1999 and March 21, 2000 are as follows:



                                            Rating Agencies
                       ----------------------------------------------------------
                                      Duff &          Moody's          Standard &
                        A.M. Best     Phelps     Investors Service       Poor's
---------------------------------------------------------------------------------
October 27, 1999           A           AA              Aa3                AA-
March 21, 2000 (1)         A           AA              Aa3                AA-
---------------------------------------------------------------------------------

(1) A. M. Best has placed the Company's rating under review with developing implications. Duff & Phelps has placed the Company's rating on "Rating Watch - Uncertain". Moody's Investors Service has the Company's rating on review, direction uncertain. Standard & Poor's has the Company's rating on Credit Watch with "developing" implications.


c. Miscellaneous


The Company had approximately 2,900 employees at December 31, 1999.


Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary. See Management's Analysis of the Results of Operations for information regarding the Company's Year 2000 status.


The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 1999. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.


Item 2. Properties.


The Company's home office is located at 151 Farmington Avenue, Hartford, Connecticut 06156. All Company office space is owned or leased by Aetna Life Insurance Company ("Aetna Life") or other affiliates. Expenses associated with these offices are allocated on a direct and indirect basis to the Company and the other subsidiaries of Aetna.


Item 3. Legal Proceedings.


The Company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of litigation against the Company cannot be determined at this time, after consideration of the defenses available to the Company and any related services established, it is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.


Item 4. Submission of Matters to a Vote of Security Holders.


Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


All of the Company's outstanding shares are directly owned by HOLDCO, which is a wholly owned subsidiary of ARSI whose ultimate parent is Aetna. The shares were contributed to HOLDCO in 1996 from ARSI. The Company paid $255 million, $570 million and $34 million in cash dividends to HOLDCO in 1999, 1998 and 1997, respectively. Of the $255 million paid in 1999, $206 million was accrued for in 1998. Of the $776 million dividends paid or accrued in 1998, $756 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business. The Company may not pay distributions, including dividends, to HOLDCO in excess of a statutory limit unless approved in advance by the Insurance Commissioner of the State of Connecticut. As of March 21, 2000, the Company had not exceeded such statutory limit.


The Company received no capital contributions in 1999. In 1998, the Company received a capital contribution of approximately $9 million in cash from HOLDCO. In 1997, the Company returned capital of $5 million to HOLDCO.


Item 6. Selected Financial Data.


Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.


Item 7. Management's Analysis of the Results of Operations.


Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.


Overview


Recent Developments


On February 25, 2000, William H. Donaldson became Chairman, President and Chief Executive Officer of Aetna Inc. He replaced Richard L. Huber, who resigned. On March 12, 2000, Aetna Inc. announced that, among other things, it plans to separate its global health and global financial services businesses into two independent publicly traded companies as soon as an orderly separation can be achieved.


Sale of the Domestic Individual Life Insurance Business


On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $58 million of the gain and was recognizing it over approximately 15 years. Approximately $5 million of the deferred gain was recognized during 1999. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $12 million (after tax) to $65 million at December 31, 1999. The remaining deferred gain will be recognized over approximately 14 years. Revenues from the business sold were $652 million for 1998 through the sale date, $620 million for 1997. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Notes to Consolidated Financial Statements.


Consolidated Results


Consolidated results include results from continuing operations and discontinued operations. Continuing operations is comprised of the Financial Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Discontinued Operations is comprised of the domestic individual life insurance business. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations.


Continuing Operations


Income from continuing operations increased $9 million and $4 million in 1999 and 1998, respectively. Income from continuing operations includes Year 2000 costs of $18 million in 1999 and $22 million in 1998. Excluding Year 2000 costs, net realized capital losses of $14 million in 1999 and net realized capital gains of $7 million and $19 million in 1998 and 1997, respectively, earnings from continuing operations increased $26 million in 1999 and $39 million in 1998. The increases in 1999 and 1998 earnings primarily reflect increased fee income from higher levels of assets under management and administration.


Assets under management and administration for continuing operations are shown in the table below. Because Financial Products and Investment Management Services report different components of the revenues generated by a particular group of assets under management, this group of assets is included in the assets reported by both segments. These assets must be eliminated from combined segment assets to determine the consolidated assets under management of the Company.

(Millions)                                             1999             1998             1997
---------------------------------------------------------------------------------------------
Assets under management:
 Financial Products                             $  54,526.3      $  44,198.4      $  37,179.2
 Investment Management Services (1)                54,996.2         47,788.1         41,499.6
 Consolidating adjustment (2)                     (36,965.7)       (33,819.5)       (29,950.0)
---------------------------------------------------------------------------------------------
   Total--assets under management (3) (4)       $  72,556.8      $  58,167.0      $  48,728.8
---------------------------------------------------------------------------------------------
Assets under administration: (5)
 Financial Products                             $   4,441.7      $   2,860.1      $   2,285.8
---------------------------------------------------------------------------------------------
Assets under management and administration      $  76,998.5      $  61,027.1      $  51,014.6
=============================================================================================

(1) Includes $6,986.3 million, $7,809.3 million and $7,679.1 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of December 31, 1999, 1998 and 1997, respectively.
(2) Represents consolidating adjustment related to the assets under management reported by both the Financial Products and Investment Management segments.
(3) Includes $13,472.4 million, $7,467.5 million and $5,070.0 million at December 31, 1999, 1998 and 1997, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Excludes net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million and $471.3 million at December 31, 1998 and 1997, respectively.
(5) Represents assets for which the Company provides administrative services only.


Outlook


The Company's strategy is to increase assets under management and administration and improve profitability by focusing on strategic markets and products in its businesses. In doing so, the Company may take a variety of actions intended to improve its investment and product management, marketing, distribution and customer service. For example, the Company plans to improve its operational efficiency and further leverage and expand its internet capability over time through increased spending for improved technology and operating platforms. The Company also anticipates enhancing its product distribution capabilities through adding new sales representatives and increasing relationships with advisors, brokers and wholesalers. The Company also may seek acquisitions or divestitures in order to align its businesses with strategic and financial targets or build scale.


See "Forward-Looking Information/Risk Factors" regarding other important factors that may materially affect the Company.

Financial Products


Operating Summary


 (Millions)                                                                  1999            1998            1997
-----------------------------------------------------------------------------------------------------------------
 Premiums (1)                                                          $    107.5      $     79.4      $     69.1
 Charges assessed against policyholders                                     388.3           324.3           262.0
 Net investment income                                                      881.5           865.3           876.7
 Net realized capital (losses) gains                                        (21.5)           10.4            29.7
 Other income                                                                55.3            41.9            40.4
-----------------------------------------------------------------------------------------------------------------
   Total revenue                                                          1,411.1         1,321.3         1,277.9
-----------------------------------------------------------------------------------------------------------------
 Current and future benefits                                                746.2           714.4           720.4
 Operating expenses                                                         306.4           281.3           286.5
 Amortization of deferred policy acquisition costs                           93.4            80.3            57.2
-----------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                            1,146.0         1,076.0         1,064.1
-----------------------------------------------------------------------------------------------------------------
 Income from operations before income taxes                                 265.1           245.3           213.8
 Income taxes                                                                87.0            67.7            59.7
-----------------------------------------------------------------------------------------------------------------
   Net income (2)                                                      $    178.1      $    177.6      $    154.1
=================================================================================================================
 Net realized capital (losses) gains, net of tax (included above)      $    (14.0)     $      7.3      $     19.2
=================================================================================================================
 Deposits (not included in premiums above)
  Annuities--fixed options                                             $  1,973.2      $  1,125.6      $  1,191.4
  Annuities--variable options                                             4,934.5         3,642.7         3,291.2
-----------------------------------------------------------------------------------------------------------------
 Total--deposits                                                       $  6,907.7      $  4,768.3      $  4,482.6
=================================================================================================================
 Assets Under Management (3)
  Annuities--fixed options (4)                                         $ 12,641.1      $ 12,131.1      $ 12,056.3
  Annuities--variable options (5)                                        35,352.9        25,527.0        20,076.9
-----------------------------------------------------------------------------------------------------------------
   Subtotal--annuities                                                   47,994.0        37,658.1        32,133.2
  Plan Sponsored and Other                                                6,532.3         6,540.3         5,046.0
-----------------------------------------------------------------------------------------------------------------
  Total--assets under management                                         54,526.3        44,198.4        37,179.2
 Assets under administration (6)                                          4,441.7         2,860.1         2,285.8
-----------------------------------------------------------------------------------------------------------------
 Total assets under management and administration                      $ 58,968.0      $ 47,058.5      $ 39,465.0
=================================================================================================================

(1) Includes $71.5 million in 1999, $67.4 million in 1998 and $64.8 million in 1997 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Year 2000 costs are not allocated to segment operating expenses; and, therefore, excluded in the determination of segment net income.
(3) Includes $36,965.7 million, $33,819.5 million and $29,950.0 million of assets under management that are also reported in the Investment Management Services segment (refer to the assets under management section of "Overview").
(4) Excludes net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million and $471.3 million at December 31, 1998 and 1997, respectively.
(5) Includes $13,472.4 million at December 31, 1999, $7,467.5 million at December 31, 1998 and $5,069.9 million at December 31, 1997 related to assets invested through the Company's products in unaffiliated mutual funds.
(6) Represents assets for which the Company provides administrative services only.


Financial Products' net income increased $1 million in 1999 and $24 million in 1998. Excluding net realized capital losses and gains, earnings increased $22 million, or 13%, in 1999 and $35 million, or 26%, in 1998. The increase in earnings primarily reflects increased fee income from higher levels of assets under management and administration.

Assets under management and administration increased 25% in 1999 and 19% in 1998. The increases in assets under management and administration were due to appreciation in the stock market and, to a lesser extent, additional net deposits (i.e. deposits, including new contracts, less surrenders). Partially offsetting the increase in fee income were increased operating expenses resulting from business growth. However, for annuity products, operating expenses as a percentage of assets under management declined in both years.


Premiums relate to annuity products containing life contingencies. Premiums increased by $28 million in 1999 following an increase of $10 million in 1998. The increase in 1999 was due to the acquisition of a block of payout annuity business and, to a lesser extent, additional sales. The increase in 1998 was due to additional sales.


Annuity deposits relate to annuity contracts not containing life contingencies. Deposits increased 45% and 6% in 1999 and 1998, respectively, reflecting business growth.


Of the $12.6 billion at December 31, 1999 and $12.1 billion at December 31, 1998 and 1997 of fixed annuity assets under management, 25% were fully guaranteed and 75% were experienced rated. The average earned rate on investments supporting fully guaranteed investment contracts was 7.4%, 7.6% and 7.8%, and the average annualized earned rate on investments supporting experience rated investment contracts was 7.6%, 7.8% and 7.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The average credited rate on fully guaranteed investment contracts was 6.3%, 6.5% and 6.6%, and the average credited rate on experience rated investment contracts was 5.6%, 5.8% and 5.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The resulting interest margins on fully guaranteed investment contracts were 1.1%, 1.1% and 1.2% and on experience rated investment contracts were 2.0% for the years ended December 31, 1999, 1998 and 1997, respectively.


The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. Refer to "General Account Investments" for further information on the Company's investments.

Investment Management Services


Operating Summary



 (Millions)                                                                 1999            1998            1997
----------------------------------------------------------------------------------------------------------------
 Net investment income                                                $      1.5      $      1.5      $      1.4
 Other income (1)                                                          118.3            96.7            80.3
----------------------------------------------------------------------------------------------------------------
   Total revenue                                                           119.8            98.2            81.7
 Operating expenses                                                         75.2            59.5            50.1
----------------------------------------------------------------------------------------------------------------
 Income from operations before income taxes                                 44.6            38.7            31.6
 Income taxes                                                               16.5            14.7            11.9
----------------------------------------------------------------------------------------------------------------
   Net income (2)                                                     $     28.1      $     24.0      $     19.7
================================================================================================================
 Assets under management:
  Retail mutual funds                                                 $  1,447.7      $    616.6      $    564.6
  Plan sponsored (3)                                                    14,244.5        11,581.5        10,273.7
  Collateralized bond obligations and other                              2,338.3         1,770.5           711.3
----------------------------------------------------------------------------------------------------------------
    Subtotal                                                          $ 18,030.5      $ 13,968.6      $ 11,549.6
----------------------------------------------------------------------------------------------------------------
  Invested through products of the Financial Products segment (4)
   Variable annuity mutual funds                                      $ 18,144.2      $ 15,423.3      $ 12,996.9
   Fixed annuities (5)                                                  12,641.1        12,131.1        12,056.3
   Plan sponsored and other                                              6,180.4         6,265.1         4,896.8
----------------------------------------------------------------------------------------------------------------
    Subtotal                                                          $ 36,965.7      $ 33,819.5      $ 29,950.0
----------------------------------------------------------------------------------------------------------------
 Total assets under management (6)                                    $ 54,996.2      $ 47,788.1      $ 41,499.6
================================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Year 2000 costs are not allocated to segment operating expenses and, therefore, excluded in the determination of segment net income.
(3) Includes $6,986.3 million, $7,809.3 million and $7,679.1 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of December 31, 1999, 1998 and 1997, respectively.
(4) The Investment Management Services segment earns investment advisory fees on these assets. Such assets are also reported in the Financial Products segment.
(5) Excludes net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million and $471.3 million at December 31, 1998 and 1997, respectively.
(6) Excludes $2.7 billion of assets managed by Aeltus which were reported in Discontinued Operations at December 31, 1997.



Net income from the Investment Management Services segment increased $4 million for the year ended December 31, 1999, or 17%, and increased $4 million, or 22%, for the year ended December 31, 1998.


The increase in earnings primarily reflects increased fee income from higher levels of assets under management. Assets under management increased 15% and 16% for the years ended December 31, 1999 and 1998, respectively. The increase in these assets was primarily due to appreciation in the stock market and, to a lesser extent, additional net deposits (i.e. deposits, including new contracts, less surrenders). Partially offsetting the increase in fee income were increased operating expenses resulting from business growth.

Discontinued Operations--Domestic Individual Life Insurance


On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln. See "Overview" and Note 3 of Notes to Consolidated Financial Statements for further discussion on the sale.


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


The Company's invested assets were comprised of the following:



(Millions)                                                December 31, 1999    December 31, 1998
------------------------------------------------------------------------------------------------
 Debt securities, available for sale, at fair value         $  11,410.1          $  12,068.2
 Equity securities, available for sale:
  Nonredeemable preferred stock                                   130.9                203.3
  Investment in affiliated mutual funds                            64.1                100.1
  Common stock                                                     11.5                  2.0
 Short-term investments                                            74.2                 48.9
 Mortgage loans                                                     6.7                 12.7
 Policy loans                                                     314.0                292.2
 Other investments                                                 13.2                 12.7
------------------------------------------------------------------------------------------------
  Total Investments                                         $  12,024.7          $  12,740.1
================================================================================================

Total investments decreased in 1999 primarily due to a decrease in the fair value of the Company's debt securities held at the end of the year. This decrease is the result of an increase in interest rates that occurred during 1999.


Debt Securities


At December 31, 1999 and 1998, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $8.7 billion, or 76% of total debt securities, and $9.1 billion, or 76% of total debt securities, supported experience rated products.


It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 1999 and 1998 was AA-.

The percentage of total debt securities by quality rating category is as follows:



                  December 31, 1999     December 31, 1998
---------------------------------------------------------
 AAA                     48.4%                 43.3%
 AA                       9.5                  11.0
 A                       24.5                  24.4
 BBB                     11.1                  14.4
 BB                       2.5                   3.7
 B and Below              4.0                   3.2
---------------------------------------------------------
  Total                 100.0%                100.0%
=========================================================

The portfolio of debt securities at December 31, 1999 and 1998 included $739 million (6.5% of the total debt securities) and $839 million (6.9% of the total debt securities), respectively, of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB- and Baa3, by Standard & Poor's and Moody's Investors Services, respectively.


The percentage of total debt securities investments by market sector is as follows:


                                                  December 31, 1999     December 31, 1998
-----------------------------------------------------------------------------------------
 U.S. Corporate Securities                               40.6%                 45.7%
 Residential Mortgage-Backed Securities                  23.9                  22.4
 Foreign Securities--U.S. Dollar Denominated             11.4                  10.0
 Commercial/Multifamily Mortgage-Backed
  Securities                                              8.6                   9.4
 U.S. Treasuries/Agencies                                 9.4                   6.4
 Asset-Backed Securities                                  6.1                   6.1
-----------------------------------------------------------------------------------------
  Total                                                 100.0%                100.0%
=========================================================================================

Risk Management and Market Sensitive Instruments


The Company regularly evaluates the appropriateness of investments relative to its management approved investment guidelines and the business objective of the portfolios. The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.


The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using futures contracts to hedge interest rate and equity price risk. When used for hedging, the expectation is that these instruments would reduce overall risk. (Refer to Note 5 of Notes to Consolidated Financial Statements for additional information.)

The risks associated with investments supporting experience rated pension and annuity products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience-rated pension and annuity products are not included in the sensitivity analysis presented below.


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


Interest Rate Risk


Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $12 million (after tax), (0.9% of total shareholder's equity) at December 31, 1999 and $39 million (after tax), (2.9% of total shareholder's equity) at December 31, 1998. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available-for-sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.


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


Equity Price Risk


The Company's available-for-sale equity securities are comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in equity prices for domestic equity securities, the hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $5 million (after tax), (0.4% of total shareholder's equity) at December 31, 1999 and $7 million (after tax), (0.5% of total shareholder's equity) at December 31, 1998.

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


Given the quality ratings of the Company's debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity.


The Company received no capital contributions in 1999. In 1998, the Company received capital a contribution of approximately $9 million in cash from HOLDCO. In 1997, the Company returned capital of $5 million to HOLDCO.


The Company paid $255 million, $570 million and $34 million in cash dividends to HOLDCO in 1999, 1998 and 1997, respectively. Of the $255 million paid in 1999, $206 million was accrued for in 1998. Of the $776 million dividends paid or accrued in 1998, $756 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business. The Company may not pay distributions, including dividends, to HOLDCO in excess of a statutory limit unless approved by the Insurance Commissioner of the State of Connecticut. As of March 21, 2000, the Company had not exceeded such statutory limit.


See "Consolidated Statements of Cash Flows" for additional information.


Year 2000


The Company relies heavily on information technology ("IT") systems and other systems and facilities, such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with financial institutions, financial intermediaries, public utilities and other critical vendors, as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.


Current Status


After the Year 2000 rollover, either the Company or Aetna conducted a series of quality control checks on its mission-critical IT systems and embedded systems. These systems operated as planned, in all material respects, and there were no significant interruptions in the Company's operations. Data within the Company's IT systems was up-to-date and customers were able to access information electronically. As of March 22, 2000 the Company has not experienced any material difficulties with its mission-critical IT systems, embedded systems, suppliers, or customers due to Year 2000 issues. The Company is in the process of reassigning its Year 2000 personnel and transferring Year 2000 related responsibilities to its businesses. The Company remains Year 2000 vigilant and any potential future Year 2000 issues will be addressed by IT personnel within the Company's business segments.


Future Risks and Contingency/Recovery Planning


The Company currently does not expect any future material Year 2000 issues. However, the Company cannot guarantee that it will not have any future material Year 2000 issues due to the cyclical nature of certain of the Company's business processes and those of its critical suppliers or customers. The Company has developed contingency/recovery plans aimed at sustaining the continuity of critical business functions in the event of future Year 2000 issues. As part of its contingency planning process, the Company developed contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. Those plans remain in effect. The scenarios the Company has planned for include, but are not limited to, limitations on providers', suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, reallocation of existing resources, use of alternative processes and procedures, use of outside providers to supplement internal capabilities and use of alternative suppliers.


Year 2000 Costs


Total Year 2000 project costs were $18 million (after tax) in 1999, $22 million (after tax) in 1998, and were not material in 1997. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.


See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectations.

Forward-Looking Information/Risk Factors


The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We want to take advantage of these safe harbor provisions.


Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to the information that appears under the headings: (1) Overview--Outlook, (2) General Account Investments--Risk Management and Market Sensitive Instruments/Interest Rate Risk/Equity Price Risk and (3) "Year 2000." In writing this Management's Analysis of the Results of Operations, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

                         o Expects          o Plans
                         o Projects         o Believes
                         o Anticipates      o Seeks
                         o Intends          o Estimates


These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of significant uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from these statements. You should not put undue reliance on these forward-looking statements. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this report), may affect these forward-looking statements and our businesses generally.


Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management and administration in our businesses, and, in turn, our level of asset-based fees in those businesses. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and administration and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives that we do not offer. Significant declines in the value of investments also may affect our ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of the Company could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in our businesses. Such changes in sales and deposits, withdrawals and surrenders would adversely affect the level of asset-based fees of our businesses. The claims-paying ratings are periodically reviewed and subject to changes, in certain cases, based on factors beyond our control.


Early withdrawal of assets could affect earnings. We incur up-front costs, such as commissions, when we sell our annuity and other financial services products. We generally defer these costs and recognize them over time. As a result, the retention of assets under these products is an important component of profitability. We generally seek to structure our products and sales to encourage retention of assets under management and administration or recover costs, through surrender charges, higher credited rates to customers if we retain their assets for longer periods, paying renewal commissions, paying service fees or other terms. However, if customers withdraw assets earlier than we anticipated when we priced the products, it would adversely affect profitability. We could also experience competitive pressure to lower margins.


Litigation can adversely affect us. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to Note 14 of Notes to Consolidated Financial Statements and Legal Proceedings for information regarding litigation.


Year 2000 related issues could affect operations and results of operations. As of March 22, 2000, we have not experienced any material Year 2000 related difficulties. However, our operations and results of operations could be materially and adversely affected if we or any of our mission-critical suppliers were to experience significant Year 2000 related difficulties.


Adverse changes in regulation could affect the operations of each of our businesses. Each of our businesses is subject to comprehensive regulation. These businesses could be adversely affected by:


o Increases in minimum capital and other financial viability requirements for insurance operations;
o Changes in the taxation of insurance companies. For example, the President of the United States' revenue proposal would require life insurance companies to pay tax on certain income earned prior to 1984. Under current law, that income is deferred for tax purposes. If this tax change, which currently is just a proposal, were enacted, then we would recognize a one-time charge to income in the amount of the tax; and
o Changes in the tax treatment of annuity, pension and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of our financial services products.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.


See "General Account Investments" in Management's Analysis of the Results of Operations.

Item 8. Financial Statements and Supplementary Data.

                  Index to Consolidated Financial Statements


                                                                                       Page
                                                                                       ----
Independent Auditors' Report........................................................    27
Consolidated Financial Statements:
   Consolidated Statements of Income for the Years Ended December 31, 1999,
     1998 and 1997..................................................................    28
   Consolidated Balance Sheets as of December 31, 1999 and 1998.....................    29
   Consolidated Statements of Changes in Shareholder's Equity for the Years Ended
     December 31, 1999, 1998 and 1997...............................................    30
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
     and 1997.......................................................................    31
   Notes to Consolidated Financial Statements.......................................    32

                         Independent Auditors' Report



The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                              /s/ KPMG LLP




Hartford, Connecticut
February 7, 2000

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                       Consolidated Statements of Income
                                   (millions)


                                                               Years Ended December 31,
                                                       -----------------------------------------
                                                           1999          1998           1997
                                                       -----------   ------------   ------------
Revenue:
 Premiums                                               $  107.5       $   79.4      $   69.1
 Charges assessed against policyholders                    388.3          324.3         262.0
 Net investment income                                     886.3          871.8         881.7
 Net realized capital (losses) gains                       (21.5)          10.4          29.7
 Other income                                              129.7          100.2          96.8
                                                        --------       --------      --------
  Total revenue                                          1,490.3        1,386.1       1,339.3
                                                        --------       --------      --------
Benefits and expenses:
 Current and future benefits                               746.2          714.4         720.4
 Operating expenses:
  Salaries and related benefits                            153.0          141.0         133.5
  Other                                                    214.9          200.8         182.8
 Amortization of deferred policy acquisition costs         104.9           91.2          66.3
                                                        --------       --------      --------
  Total benefits and expenses                            1,219.0        1,147.4       1,103.0
                                                        --------       --------      --------
Income from continuing operations before income
  taxes                                                    271.3          238.7         236.3
Income taxes                                                90.1           66.6          68.4
                                                        --------       --------      --------
Income from continuing operations                          181.2          172.1         167.9
Discontinued operations, net of tax:
 Income from operations                                       --           61.8          67.8
 Amortization of deferred gain on sale                       5.7             --            --
 Immediate gain on sale                                       --           59.0            --
                                                        --------       --------      --------
Net income                                              $  186.9       $  292.9      $  235.7
                                                        ========       ========      ========

See Notes to Consolidated Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
        (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                          Consolidated Balance Sheets
                         (millions, except share data)


                                                                     December 31,    December 31,
                                                                         1999            1998
                                                                    -------------   --------------
                              Assets
Investments:
 Debt securities available for sale, at fair value
  (amortized cost: $11,657.9 and $11,571.3)                            $11,410.1       $12,068.2
 Equity securities, available for sale:
  Nonredeemable preferred stock (cost: $134.7 and $202.6)                  130.9           203.3
  Investment in affiliated mutual funds (cost: $63.5 and $96.8)             64.1           100.1
  Common stock (cost: $6.7 and $1.0)                                        11.5             2.0
 Short-term investments                                                     74.2            48.9
 Mortgage loans                                                              6.7            12.7
 Policy loans                                                              314.0           292.2
 Other investments                                                          13.2            12.7
                                                                     -----------     -----------
    Total investments                                                   12,024.7        12,740.1
Cash and cash equivalents                                                  693.3           628.3
Short-term investments under securities loan agreement                     232.5           277.3
Accrued investment income                                                  150.7           151.6
Premiums due and other receivables                                         298.3            61.1
Reinsurance recoverable                                                  3,001.2         2,959.8
Deferred income taxes                                                      150.4           114.3
Deferred policy acquisition costs                                        1,046.4           893.1
Other assets                                                                96.5            70.4
Separate Accounts assets                                                38,692.6        29,430.2
                                                                     -----------     -----------
    Total assets                                                       $56,386.6       $47,326.2
                                                                     ===========     ===========
                    Liabilities and Shareholder's Equity
Liabilities:
 Future policy benefits                                                $ 3,850.4       $ 3,815.9
 Unpaid claims and claim expenses                                           27.3            18.8
 Policyholders' funds left with the Company                             11,121.7        11,305.6
                                                                     -----------     -----------
    Total insurance reserve liabilities                                 14,999.4        15,140.3
 Payables under securities loan agreement                                  232.5           277.3
 Current income taxes                                                       14.7           279.6
 Other liabilities                                                       1,063.0           805.5
 Separate Accounts liabilities                                          38,692.6        29,430.2
                                                                     -----------     -----------
    Total liabilities                                                   55,002.2        45,932.9
                                                                     -----------     -----------
Shareholder's equity:
 Common stock, par value $50 (100,000 shares
  authorized; 55,000 shares issued and outstanding)                          2.8             2.8
 Paid-in capital                                                           431.8           431.8
 Accumulated other comprehensive (loss) income                             (44.8)          104.8
 Retained earnings                                                         994.6           853.9
                                                                     -----------     -----------
    Total shareholder's equity                                           1,384.4         1,393.3
                                                                     -----------     -----------
     Total liabilities and shareholder's equity                        $56,386.6       $47,326.2
                                                                     ===========     ===========

See Notes to Consolidated Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)


                                                        Years Ended December 31,
                                              ---------------------------------------------
                                                   1999            1998            1997
                                              -------------   -------------   -------------
Shareholder's equity, beginning of year          $1,393.3        $1,852.8        $1,618.3
Comprehensive income:
 Net income                                         186.9           292.9           235.7
 Other comprehensive income, net of tax:
   Unrealized (losses) gains on securities
    ($(230.2), $18.2 $49.9, pretax)(1)             (149.6)           11.9            32.4
                                               ----------      ----------      ----------
Total comprehensive income                           37.3           304.8           268.1
                                               ----------      ----------      ----------
Capital contribution                                   --             9.3            (5.0)
Other changes                                         2.8             2.4             5.7
                                               ----------      ----------      ----------
Common stock dividends                              (49.0)         (776.0)          (34.3)
                                               ----------      ----------      ----------
Shareholder's equity, end of year                $1,384.4        $1,393.3        $1,852.8
                                               ==========      ==========      ==========

(1) Net of reclassification adjustments.


See Notes to Consolidated Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                     Consolidated Statements of Cash Flows
                                   (millions)


                                                                                    Years Ended December 31,
                                                                          ---------------------------------------------
                                                                               1999            1998            1997
                                                                          -------------   -------------   -------------
Cash Flows from Operating Activities:
Net income                                                                 $    186.9      $    292.9      $    235.7
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
 Net accretion of discount on investments                                       (26.5)          (29.5)          (66.8)
 Amortization of deferred gain on sale                                          ( 5.7)             --              --
 Immediate gain on sale                                                            --           (59.0)             --
 Net realized capital losses (gains)                                             21.5           (11.1)          (36.0)
 Changes in assets and liabilities:
  Decrease (increase) in accrued investment income                                0.9            11.4           ( 4.0)
  Increase in premiums due and other receivables                                 23.3           (23.7)          (30.0)
  (Increase) decrease in policy loans                                           (21.8)          177.4           (70.3)
  Increase in deferred policy acquisition costs                                (153.3)         (132.8)         (155.8)
  Decrease in reinsurance loan to affiliate                                        --           397.2           231.1
  Net increase in universal life account balances                                55.7           122.9           157.1
  Decrease in other insurance reserve liabilities                               (28.6)          (41.8)         (120.3)
  Decrease in other liabilities and other assets                                (53.9)          (53.6)          (74.0)
  (Decrease) increase in income taxes                                          (259.8)          106.4           (25.8)
                                                                           ----------      ----------      ----------
Net cash (used for) provided by operating activities                           (261.3)          756.7            40.9
                                                                           ----------      ----------      ----------
Cash Flows from Investing Activities:
 Proceeds from sales of:
  Debt securities available for sale                                          5,890.1         6,790.2         5,311.4
  Equity securities                                                             111.2           150.1           103.1
  Mortgage loans                                                                  6.1             0.3             0.2
  Life Business                                                                    --           966.5              --
 Investment maturities and collections of:
  Debt securities available for sale                                          1,216.5         1,296.3         1,212.7
  Short-term investments                                                         80.6           135.3           108.4
 Cost of investment purchases in:
  Debt securities available for sale                                         (7,099.7)       (6,706.4)       (6,734.8)
  Equity securities                                                             (13.0)         (125.7)         (113.3)
  Short-term investments                                                       (106.0)          (83.9)         (167.1)
 Increase in property and equipment                                               5.7             9.0            10.0
 Other, net                                                                       3.7        (2,725.9)             --
                                                                           ----------      ----------      ----------
Net cash provided by (used for) investing activities                             95.2          (294.2)         (269.4)
                                                                           ----------      ----------      ----------
Cash Flows from Financing Activities:
 Deposits and interest credited for investment contracts                      2,040.2         1,571.1         1,621.2
 Withdrawals of investment contracts                                         (1,680.8)       (1,393.1)       (1,256.3)
 Capital contribution to Separate Account                                          --              --           (25.0)
 Return of capital from Separate Account                                           --             1.7            12.3
Capital contribution from HOLDCO                                                   --             9.3            (5.0)
Dividends paid to shareholder                                                  (255.0)         (570.0)          (34.3)
Other, net                                                                      126.7           (34.3)           26.4
                                                                           ----------      ----------      ----------
Net cash provided by (used for) financing activities                            231.1          (415.3)          339.3
                                                                           ----------      ----------      ----------
Net increase in cash and cash equivalents                                        65.0            47.2           110.8
Cash and cash equivalents, beginning of year                                    628.3           581.1           470.3
                                                                           ----------      ----------      ----------
Cash and cash equivalents, end of year                                     $    693.3      $    628.3      $    581.1
                                                                           ==========      ==========      ==========
Supplemental cash flow information:
Income taxes paid, net                                                     $    316.5      $     60.5      $    130.3
                                                                           ==========      ==========      ==========

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries (collectively, the "Company") are providers of financial products and services and investment management services in the United States. The Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations (refer to note 3).


Financial Products include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, nonqualified annuity contracts and mutual funds. Annuity contracts may be deferred or immediate ("payout annuities"). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including mutual funds (both ALIAC and nonaffiliated mutual funds), variable and fixed investment options. Financial Products also include investment advisory services and pension plan administrative services.


Investment Management Services provides: investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the Aetna Series Fund Inc.; distribution services for other Aetna products; and trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.


Discontinued Operations include universal life, variable universal life, traditional whole life and term insurance.


Principles of Consolidation


The consolidated financial statements include ALIAC and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA") and Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc. whose ultimate parent is Aetna Inc. ("Aetna"). On July 1, 1999, HOLDCO contributed IA Holdco to the Company (refer to note 2).


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The contribution of IA Holdco to the Company was accounted for in a manner similar to that of a pooling-of-interests and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of IA Holdco. Certain reclassifications have been made to 1998 and 1997 financial information to conform to the 1999 presentation.

New Accounting Standards


Accounting by Insurance and Other Enterprises for Insurance-Related Assesments


As of January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this standard did not have a material effect on the Company's financial position or results of operations, as the Company had previously accounted for guaranty-fund and other insurance-related assessments in a manner consistent with this standard.


Future Application of Accounting Standards


Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk


In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000. The Company does not expect the adoption of this standard to have a material effect on its financial position and results of operations.


Accounting for Derivative Instruments and Hedging Activities


In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133 on the Company's financial statements will vary based on certain factors including future interpretative guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of adoption of this standard and currently does not believe that it will have a material effect on its financial position and results of operations.


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


Investments


Debt and equity securities are classified as available for sale and carried at fair value. Securities are written down (as realized capital losses) for other than temporary declines in value. Included in available-for-sale securities are investments that support experience-rated products.


Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience- rated products' investment performance does not impact the Company's results of operations. Realized and unrealized capital gains and losses on investments supporting these products are reflected in policyholder's funds left with the Company.


Realized capital gains and losses on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholders' equity, net of related income taxes. Purchases and sales of debt and equity securities are recorded on the trade date. Sales of mortgage loans are recorded on the closing date.


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


The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 1999 and 1998, the Company loaned securities (which are reflected as invested assets) with a fair value of approximately $232.5 million and $277.3 million, respectively.


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


The Company utilizes futures contracts for other than trading purposes in order to hedge interest rate risk (i.e. market risk, refer to note 5.)


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


On occasion, the Company sells call options written on underlying securities which are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.


Deferred Policy Acquisition Costs


Certain costs of acquiring certain insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For certain annuity and pension contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 20 years for annuity and pension contracts.)


Periodically, modifications may be made to deferred annuity contract features, such as shortening the surrender charge period or waiving the surrender charge, changing the mortality and expense fees, etc. Unamortized deferred policy acquisition costs associated with these modified contracts are not written off, but rather, continue to be associated with the original block of business to which these costs were previously recorded. Such costs are amortized based on revised estimates of expected gross profits based upon the contract after the modification. Unamortized deferred policy acquisition costs related to deferred annuity products were approximately $1.0 billion and $893 million as of December 31, 1999 and 1998, respectively.


Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.


Insurance Reserve Liabilities


Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.


Reserves for immediate annuities with life contingent payouts contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 1.50% to 11.25% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant Aetna experience and are periodically reviewed against both industry standards and experience.


Because the sale of the domestic individual life insurance business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the Company's total individual life reserves at the sale date.


Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 1.50% to 11.25% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.


Unpaid claims for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.


Revenue Recognition


For certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in charges assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Statements of Income.


Separate Accounts


Separate Accounts assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.


Separate Accounts assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.


Separate Accounts assets are carried at fair value. At December 31, 1999 and 1998 , unrealized losses of $8.0 million and unrealized gains of $10.0 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity. Separate Accounts liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.70% to 12.00% in 1999 and 3.00 to 8.10% in 1998.


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


Reinsurance


The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets. Of the reinsurance recoverable on the Consolidated Balance Sheets at December 31, 1999 and 1998, $2,989 million and $2,946 million, respectively, is related to the reinsurance recoverable from Lincoln arising from the sale of the domestic life insurance business. (Refer to note 3)

Income Taxes


The Company is included in the consolidated federal income tax return of Aetna. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


2. Contribution of IA Holdco from HOLDCO


On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus") which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. Aeltus is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment advisory services to institutional and retail clients on a fee-for-service basis. In addition, Aeltus, through its ACI subsidiary, provides distribution services for certain Aetna mutual funds and other Aetna products. Aeltus' ATC subsidiary provides trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.


3. Discontinued Operations-Individual Life Insurance


On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance recoverable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $57.7 million was deferred and was being recognized over approximately 15 years. The remaining portion of the gain is recognized immediately in net income and was largely attributed to access to the agency sales force and brokerage distribution channel. Approximately $5.2 million (after tax) of the deferred gain was recognized during 1999. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $12.9 million (after tax) to $65.4 million at December 31, 1999. The remaining deferred gain will be recognized over approximately 14 years. The unamortized portion of the deferred gain is presented in other liabilities on the Consolidated Balance Sheets.


The operating results of the domestic individual life insurance business are presented as Discontinued Operations. All prior year income statement data has been restated to reflect the presentation as Discontinued Operations. Revenues for the individual life segment were $652.2 million and $620.4 million for 1998 and 1997. Premiums ceded and reinsurance recoveries made in 1999 totaled $476.5 million and $513.4 million, respectively, and in 1998 totaled $153.4 million and $70.5 million, respectively.

4. Investments

Debt securities available for sale as of December 31 were as follows:



                                                                           Gross          Gross
                                                         Amortized      Unrealized     Unrealized         Fair
1999 (Millions)                                             Cost           Gains         Losses          Value
----------------------------------------------------------------------------------------------------------------
 U.S. government and government agencies
  and authorities                                       $  1,087.2       $   4.6        $  22.1       $  1,069.7

 States, municipalities and political subdivisions             0.3            --             --              0.3

 U.S. corporate securities:
   Utilities                                                 514.5           5.6           12.7            507.4
   Financial                                               1,869.8           8.2           44.7          1,833.3
   Transportation/capital goods                              623.4            .9           39.0            585.3
   Health care/consumer products                           1,138.7           9.3           51.3          1,096.7
   Natural resources                                         424.6           1.3           15.4            410.5
   Other corporate securities                                214.0           1.0           14.9            200.1
----------------------------------------------------------------------------------------------------------------
  Total U.S. corporate securities                          4,785.0          26.3          178.0          4,633.3
----------------------------------------------------------------------------------------------------------------

 Foreign securities:
   Government, including political subdivisions              364.6          17.1           11.9            369.8
   Utilities                                                 196.4           7.3             .4            203.3
   Other                                                     748.2           8.9           34.3            722.8
----------------------------------------------------------------------------------------------------------------
  Total foreign securities                                 1,309.2          33.3           46.6          1,295.9
----------------------------------------------------------------------------------------------------------------

 Residential mortgage-backed securities:
   Pass-throughs                                           1,055.9          19.8           17.6          1,058.1
   Collateralized mortgage obligations                     1,683.1          25.1           37.7          1,670.5
----------------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed securities              2,739.0          44.9           55.3          2,728.6
----------------------------------------------------------------------------------------------------------------

 Commercial/Multifamily mortgage-backed
  securities                                               1,031.5           3.4           48.7            986.2

 Other asset-backed securities                               705.7           0.3            9.9            696.1
----------------------------------------------------------------------------------------------------------------

 Total debt securities                                  $ 11,657.9       $ 112.8        $ 360.6       $ 11,410.1
================================================================================================================

Debt securities available for sale as of December 31 were as follows:



                                                                           Gross          Gross
                                                         Amortized      Unrealized     Unrealized        Fair
1998 (Millions)                                             Cost           Gains         Losses          Value
----------------------------------------------------------------------------------------------------------------

 U.S. government and government agencies
  and authorities                                       $    718.9       $   60.4       $   0.2      $    779.1

 States, municipalities and political subdivisions             0.3             --            --             0.3

 U.S. corporate securities:
   Utilities                                                 615.2           29.8           4.1           640.9
   Financial                                               2,260.2           94.6           5.6         2,349.2
   Transportation/capital goods                              580.8           33.0           1.1           612.7
   Healthcare/consumer products                            1,328.2           69.8           4.8         1,393.2
   Natural resources                                         254.5            6.9           2.3           259.1
   Other corporate securities                                261.7            5.8           7.4           260.1
----------------------------------------------------------------------------------------------------------------
  Total U.S. corporate securities                          5,300.6          239.9          25.3         5,515.2
----------------------------------------------------------------------------------------------------------------

 Foreign securities:
   Government, including political subdivisions              507.6           30.4          32.9           505.1
   Utilities                                                 147.0           32.4            --           179.4
   Other                                                     511.2           14.9           1.8           524.3
----------------------------------------------------------------------------------------------------------------
  Total foreign securities                                 1,165.8           77.7          34.7         1,208.8
----------------------------------------------------------------------------------------------------------------

 Residential mortgage-backed securities:
   Pass-throughs                                             671.9           38.4           2.9           707.4
   Collateralized mortgage obligations                     1,879.6          119.7          10.4         1,988.9
----------------------------------------------------------------------------------------------------------------
  Total residential mortgage-backed securities             2,551.5          158.1          13.3         2,696.3
----------------------------------------------------------------------------------------------------------------

 Commercial/Multifamily mortgage-backed
  securities                                               1,114.9           30.9           9.8         1,136.0

 Other asset-backed securities                               719.3           13.8           0.6           732.5
----------------------------------------------------------------------------------------------------------------

 Total debt securities                                  $ 11,571.3       $  580.8       $  83.9      $ 12,068.2
================================================================================================================

At December 31, 1999 and 1998, net unrealized (depreciation) appreciation of $(247.8) million and $496.9 million, respectively, on available-for-sale debt securities included $(189.7) million and $355.8 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in insurance reserves.


The amortized cost and fair value of debt securities for the year ended December 31, 1999 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.



                                                 Amortized         Fair
 (Millions)                                         Cost           Value
-------------------------------------------------------------------------
      Due to mature:
        One year or less                        $    266.4     $    266.5
        After one year through five years          2,838.4        2,798.7
        After five years through ten years         1,718.0        1,674.6
        After ten years                            2,351.4        2,250.1
        Mortgage-backed securities                 3,776.5        3,722.3
        Other asset-backed securities                707.2          697.9
-------------------------------------------------------------------------
        Total                                   $ 11,657.9     $ 11,410.1
=========================================================================

At December 31, 1999 and 1998, debt securities carried at fair value of $8.7 million and $8.8 million, respectively, were on deposit as required by regulatory authorities.


The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 1999.


Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:


                                                       1999                            1998
                                           -----------------------------   --------------------------
                                             Amortized          Fair         Amortized          Fair
(Millions)                                      Cost           Value            Cost           Value
-----------------------------------------------------------------------------------------------------
 Total residential CMOs (1)                $ 1,683.1        $ 1,670.5      $ 1,879.6        $ 1,988.9
=====================================================================================================
 Percentage of total:
  Supporting experience rated products                           80.7%                           81.7%
  Supporting remaining products                                  19.3%                           18.3%
-----------------------------------------------------------------------------------------------------
                                                                100.0%                          100.0%
=====================================================================================================

(1) At December 31, 1999 and 1998, approximately 81% and 66%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, FHLMC.

There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for CMO's that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 1999 and 1998, approximately 1% and 2%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).


Investments in equity securities available for sale as of December 31 were as follows:



(Millions)                       1999          1998
----------------------------------------------------
 Amortized Cost               $  204.9      $  300.4
 Gross unrealized gains           12.5          13.1
 Gross unrealized losses          10.9           8.1
----------------------------------------------------
 Fair Value                   $  206.5      $  305.4
====================================================

5. Financial Instruments


Estimated Fair Value


The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1999 and 1998 were as follows:


                                                 1999                        1998
                                      --------------------------   ----------------------
                                        Carrying         Fair        Carrying        Fair
(Millions)                                Value         Value          Value         Value
------------------------------------------------------------------------------------------
 Assets:
  Mortgage loans                       $     6.7      $    6.8      $    12.7     $   12.3
 Liabilities:
  Investment contract liabilities:
   With a fixed maturity                 1,055.3         991.0        1,063.9       984.3
   Without a fixed maturity             10,066.4       9,452.8       10,241.7     9,686.2
------------------------------------------------------------------------------------------

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


Off-Balance-Sheet and Other Financial Instruments


Without a fixed maturity: Fair value is estimated as the amount payable to the contractholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.


Futures Contracts:


Futures contracts are used to manage interest rate risk in the Company's bond portfolio. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets. The notional amounts, carrying values and estimated fair values of the Company's open treasury futures as of December 31, 1998 were $250.9 million, $.1 million, and $.1 million, respectively. There were no open treasury futures as of December 31, 1999.


Warrants:


Included in common stocks are warrants which are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period. The carrying values and estimated fair values of the Company's warrants to purchase equity securities as of December 31, 1999 were both $6.5 million. The carrying values and estimated fair values as of December 31, 1998 were both $1.5 million.


Options:


During 1999, the Company earned $0.4 million of investment income for writing call options on underlying securities. The Company did not write any call options in 1998. As of December 31, 1999 and 1998, there were no option contracts outstanding.

Debt Instruments with Derivative Characteristics:


The Company also had investments in certain debt instruments with derivative characteristics, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the debt securities portfolio, as of December 31, 1999 was as follows:



                                                       Amortized          Fair
(Millions)                                                Cost           Value
--------------------------------------------------------------------------------
 Residential collateralized mortgage obligations      $  1,683.1      $  1,670.5
  Principal-only strips (included above)                     9.2             9.7
  Interest-only strips (included above)                     10.7            14.6
 Other structured securities with derivative
  characteristics (1)                                       81.7            67.2
--------------------------------------------------------------------------------

 (1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.


6. Net Investment Income


Sources of net investment income were as follows:


 (Millions)                                    1999          1998          1997
--------------------------------------------------------------------------------
 Debt securities                            $  823.3      $  798.8      $  814.6
 Nonredeemable preferred stock                  17.1          18.4          12.9
 Investment in affiliated mutual funds           2.4           6.6           3.8
 Mortgage loans                                  1.1           0.6           0.3
 Policy loans                                    7.7           7.2           5.7
 Reinsurance loan to affiliate                    --           2.3           5.5
 Cash equivalents                               39.0          46.1          40.2
 Other                                          15.3          13.2          16.1
--------------------------------------------------------------------------------
 Gross investment income                       905.9         893.2         899.1
 Less: investment expenses                     (19.6)        (21.4)        (17.4)
--------------------------------------------------------------------------------
 Net investment income                      $  886.3      $  871.8      $  881.7
================================================================================

Net investment income includes amounts allocable to experience rated contractholders of $659.6 million, $655.6 million and $673.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest credited to contractholders is included in current and future benefits.

7. Dividend Restrictions and Shareholder's Equity

The Company paid $255.0 million, $570.0 million and $34.3 million in cash dividends to HOLDCO in 1999,1998 and 1997, respectively. Of the $255.0 million paid in 1999, $206 million was accrued for in 1998. Of the $776.0 million dividends paid or accrued in 1998, $756.0 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business.


The Department recognizes as net income and shareholder's capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $133.9 million, $148.1 million and $80.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Statutory capital and surplus was $845.2 million and $773.0 million as of December 31, 1999 and 1998, respectively.


As of December 31, 1999, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


8. Capital Gains and Losses on Investment Operations


Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.


Net realized capital (losses) gains on investments were as follows:



 (Millions)                                        1999         1998         1997
----------------------------------------------------------------------------------
 Debt securities                                 $ (23.6)     $  7.4      $   21.1
 Equity securities                                   2.1         3.0           8.6
----------------------------------------------------------------------------------
 Pretax realized capital (losses) gains          $ (21.5)     $ 10.4      $   29.7
==================================================================================
 After-tax realized capital (losses) gains       $ (14.0)     $  7.3      $   19.2
==================================================================================

Net realized capital (losses) gains of $(36.7) million, $15.0 million and $83.7 million for 1999, 1998 and 1997, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in Policyholders' funds left with the Company. Net unamortized gains allocable to experienced-rated contractholders were $68.5 million and $118.6 million at December 31, 1999 and 1998, respectively.

Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses were as follows:



(Millions)                  1999            1998            1997
------------------------------------------------------------------
 Proceeds on sales      $  5,890.1      $  6,790.2      $  5,311.3
 Gross gains                  10.5            98.8            23.8
 Gross losses                 34.1            91.4             2.7
------------------------------------------------------------------

Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities, excluding those related to experience-rated contractholders) were as follows:



(Millions)                                           1999          1998         1997
-------------------------------------------------------------------------------------
 Debt securities                                   $ (199.2)     $  18.9      $  44.3
 Equity securities                                     (3.4)       (16.1)         5.6
 Other                                                (27.6)        15.4           --
-------------------------------------------------------------------------------------
   Subtotal                                          (230.2)        18.2         49.9
 (Decrease) increase in deferred income taxes
   (Refer to note 9)                                  (80.6)         6.3         17.5
-------------------------------------------------------------------------------------
 Net changes in accumulated other
   comprehensive (loss) income                     $ (149.6)     $  11.9      $  32.4
=====================================================================================

Net unrealized capital (losses) gains allocable to experience-rated contracts of $(189.7) and $355.8 million at December 31, 1999 and December 31, 1998 respectively, are reflected on the Consolidated Balance Sheets in Policyholders' funds left with the Company and are not included in shareholder's equity.

Shareholder's equity included the following accumulated other comprehensive
(loss) income, which is net of amounts allocable to experience-rated contractholders, at December 31:



(Millions)                                        1999          1998          1997
-----------------------------------------------------------------------------------
 Debt securities:
  Gross unrealized capital gains                $  18.6      $  157.3      $  140.6
  Gross unrealized capital losses                 (76.7)        (16.2)        (18.4)
-----------------------------------------------------------------------------------
                                                  (58.1)        141.1         122.2
-----------------------------------------------------------------------------------
 Equity securities:
  Gross unrealized capital gains                   12.5          13.1          21.2
  Gross unrealized capital losses                 (10.9)         (8.1)         (0.1)
-----------------------------------------------------------------------------------
                                                    1.6           5.0          21.1
-----------------------------------------------------------------------------------
 Other:
  Gross unrealized capital gains                    1.3          17.1            --
  Gross unrealized capital losses                 (13.7)         (1.8)           --
-----------------------------------------------------------------------------------
                                                  (12.4)         15.3            --
-----------------------------------------------------------------------------------
 Deferred income taxes (Refer to note 9)          (24.1)         56.6          50.4
-----------------------------------------------------------------------------------
 Net accumulated other comprehensive (loss)
   income                                       $ (44.8)     $  104.8      $   92.9
===================================================================================

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:



(Millions)                                              1999          1998         1997
----------------------------------------------------------------------------------------
 Unrealized holding (losses) gains arising
   during the year (1)                                $ (146.3)     $  38.3      $  99.2
 Less: reclassification adjustment for gains and
   other items included in net income (2)                  3.3         26.4         66.8
========================================================================================
 Net unrealized (losses) gains on securities          $ (149.6)     $  11.9      $  32.4
========================================================================================

 (1) Pretax unrealized holding (losses) gains arising during the year were $(225.2) million, $58.8 million and $152.7 million for 1999, 1998 and 1997, respectively.
 (2) Pretax reclassification adjustments for gains and other items included in net income were $5.0 million, $40.6 million and $102.8 million for 1999, 1998 and 1997, respectively.

9. Income Taxes

The Company is included in the consolidated federal income tax return, the combined New York return, and Illinois unitary state income tax return of Aetna. Aetna allocates to each member, as permitted under a tax sharing arrangement, an amount approximating the tax it would have incurred were it not a member of the consolidated group, and credits the member for the use of its tax saving attributes in the consolidated federal income tax return.


Income taxes from continuing operations consist of the following:



(Millions)                                   1999          1998         1997
-----------------------------------------------------------------------------
 Current taxes (benefits):
  Federal                                  $  63.8      $  257.4      $  40.0
  State                                        2.5           3.0          3.3
  Net realized capital (losses) gains        (20.1)         16.8         39.1
-----------------------------------------------------------------------------
                                              46.2         277.2         82.4
-----------------------------------------------------------------------------
 Deferred taxes (benefits):
  Federal                                     31.3        (196.7)        14.3
  Net realized capital gains (losses)         12.6         (13.9)       (28.3)
-----------------------------------------------------------------------------
                                              43.9        (210.6)       (14.0)
-----------------------------------------------------------------------------
   Total                                   $  90.1      $   66.6      $  68.4
=============================================================================

Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:



(Millions)                                         1999          1998          1997
------------------------------------------------------------------------------------
 Income from continuing operations before
   income taxes                                 $ 271.3       $ 238.7       $ 236.3
 Tax rate                                            35%           35%           35%
------------------------------------------------------------------------------------
 Application of the tax rate                       95.0          83.5          82.7
 Tax effect of:
  State income tax, net of federal benefit          1.6           2.0           2.1
  Excludable dividends                              (6.1)       (17.1)        (15.6)
  Other, net                                        (0.4)        (1.8)         (0.8)
------------------------------------------------------------------------------------
   Income taxes                                 $  90.1       $  66.6       $  68.4
=====================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:



(Millions)                                                          1999          1998
---------------------------------------------------------------------------------------
 Deferred tax assets:
  Insurance reserves                                             $  323.1      $  324.1
  Unrealized gains allocable to experience rated contracts             --         124.5
  Net unrealized capital losses                                      90.5            --
  Investment losses                                                   1.3            --
  Postretirement benefits other than pensions                        24.8          27.6
  Deferred compensation                                              42.5          37.3
  Sale of individual life                                            44.9          48.9
  Other                                                              20.2          20.4
---------------------------------------------------------------------------------------
 Total gross assets                                                 547.3         582.8
---------------------------------------------------------------------------------------

 Deferred tax liabilities:
  Deferred policy acquisition costs                                 324.0         282.9
  Market discount                                                     6.5           4.5
  Net unrealized capital gains                                         --         181.1
  Unrealized losses allocable to experience rated contracts          66.4            --
---------------------------------------------------------------------------------------
 Total gross liabilities                                            396.9         468.5
---------------------------------------------------------------------------------------
 Net deferred tax asset                                          $  150.4      $  114.3
=======================================================================================

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


The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 1999. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.


The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns of Aetna through 1994. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1995 through 1997.

10. Benefit Plans

Aetna has noncontributory defined benefit pension plans covering substantially all employees. Aetna's accrued pension cost has been allocated to its subsidiaries, including the Company, under an allocation based on eligible salaries. Data on a separate company basis regarding the proportionate share of the projected benefit obligation and plan assets is not available. The accumulated benefit obligation and plan assets are recorded by Aetna. As of the measurement date (September 30), fair value of plan assets exceed projected benefit obligations. Allocated pretax charges to operations for the pension plan (based on the Company's total salary cost as a percentage of Aetna's total salary cost) were $6.6 million and $3.0 million for the years ended December 31, 1999 and 1997, respectively. There were no charges in 1998 due to favorable plan asset performance.


Effective January 1, 1999, the Company, in conjunction with Aetna, changed the formula from the previous final average pay formula to a cash balance formula, which will credit employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. The formula also provides for a transition period until December 1, 2006, which allows certain employees to receive vested benefits at the higher of the final average pay or cash balance formula. The changing of this formula did not have a material effect on the Company's results of operations, liquidity or financial condition.


In addition to providing pension benefits, Aetna currently provides certain health care and life insurance benefits for retired employees. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 45 with 10 years of service. The company provides subsidized benefits to employees whose sum of age and service is at least equal to 65. There is a cap on the portion of the cost paid by the Company relating to medical and dental benefits. The costs to the Company associated with the Aetna postretirement plans for 1999, 1998 and 1997 were $2.1 million, $1.0 million and $2.4 million, respectively.


The Company, in conjunction with Aetna, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (September 30), accumulated benefit obligations exceeded fair value of plan assets.


The Company, in conjunction with Aetna, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 1999, 1998 and 1997 were $2.1 million, $1.4 million and $0.6 million, respectively.


Incentive Savings Plan--Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna or certain other investments, are matched, up to 5% of compensation, by Aetna. Pretax charges to operations for the incentive savings plan were $7.7 million, $5.3 million and $5.0 million in 1999, 1998 and 1997, respectively.


Stock Plans--Aetna has a stock incentive plan that provides for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to employees. Executive, middle management and non-management employees may be granted options to purchase common stock of Aetna at or above the market price on the date of grant. Options generally become 100% vested three years after the grant is made, with one-third of the options vesting each year. Aetna does not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives may, from time to time, be granted incentive units which are rights to receive common stock or an equivalent value in cash. The incentive units may vest within a range from 0% to 175% at the end of a four year period based on the attainment of performance goals. The costs to the Company associated with the Aetna stock plans for 1999, 1998 and 1997, were $0.4 million, $4.2 million and $2.9 million, respectively.


11. Related Party Transactions


Investment Advisory and Other Fees


The Company serves as investment advisor to the Aetna managed mutual funds and variable funds (collectively, the Funds). Under the advisory agreements, the Funds pay the Company a daily fee which, on an annual basis, ranged, depending on the fund, from 0.25% to 0.95% of their average daily net assets. The Company is also compensated by the Separate Accounts (variable funds) for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the Separate Accounts pay the Company a daily fee which, on an annual basis is, depending on the product, up to 2.15% of their average daily net assets. The amount of compensation and fees received from the Funds and Separate Accounts, included in charges assessed against policyholders and other income, amounted to $424.2 million, $349.0 million and $271.2 million in 1999, 1998 and 1997, respectively.


Reinsurance Transactions


Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), an affiliate company, in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual non-participation life insurance business was sold to Lincoln. (Refer to note 3).


The operating results of the domestic individual life business are presented as Discontinued Operations. Premiums of $17.9 million, $336.3 million and $176.7 million and current and future benefits of $8.6 million, $341.1 million and $183.9 million, were assumed in 1999, 1998 and 1997, respectively. Investment income of $17.0 million and $37.5 million was generated from a reinsurance loan to affiliate for the years ended December 31, 1998 and 1997, respectively.


Prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, the Company's retention limit per individual life was $2.0 million and amounts in excess of this limit, up to a maximum of $8.0 million on any new individual life business was reinsured with Aetna Life on a yearly renewable term basis. Premium amounts related to this agreement were $2.0 million and $5.9 million for 1998 and 1997, respectively. This agreement was terminated effective October 1, 1998.


Effective October 1, 1997, the Company entered into a reinsurance agreement with Aetna Life to assume amounts in excess of $0.2 million for certain of its participating life insurance, on a yearly renewable term basis. Premium amounts related to this agreement were $4.4 million in1998. The business assumed under this agreement was retroceded to Lincoln effective October 1, 1998.


On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $115.3 million and $87.8 million were maintained for this contract as of December 31, 1999 and 1998, respectively.


Capital Transactions


The Company received no capital contributions in 1999. In 1998, the Company received a capital contribution of $9.3 million in cash from HOLDCO. In 1997, the Company returned capital of $5.0 million to HOLDCO.


Refer to note 7 for dividends paid to HOLDCO.


Other


Premiums due and other receivables include $10.5 million and $1.6 million due from affiliates in 1999 and 1998, respectively. Other liabilities include $1.9 million and $2.2 million due to affiliates for 1999 and 1998, respectively.


Aetna transferred to the Company $0.8 million, $1.7 million and $3.8 million based on its decision not to settle state tax liabilities for the years 1999, 1998 and 1997, respectively, as permitted under the tax sharing arrangement, which is reported in other changes in retained earnings.


Substantially all of the administrative and support functions of the Company are provided by Aetna and its affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of service provided.


12. Reinsurance


On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. (Refer to note 3)

Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 was reinsured externally. Beginning November 1, 1997, 90% of new business written on these products was reinsured externally. Effective October 1, 1998 this agreement was assigned from the third party reinsurer to Lincoln.


The following table includes premium amounts ceded/assumed as discussed in note 11.



                                                    Ceded to       Assumed
                                       Direct        Other       from Other        Net
(Millions)                             Amount      Companies      Companies      Amount
---------------------------------------------------------------------------------------

  1999
  ----
 Premiums:
  Discontinued Operations            $  460.1      $  478.0       $   17.9      $    --
  Accident and Health Insurance          33.4          33.4             --           --
  Annuities                             111.5           4.9             .9        107.5
---------------------------------------------------------------------------------------
   Total earned premiums             $  605.0      $  516.3       $   18.8      $ 107.5
=======================================================================================

  1998
  ----
 Premiums:
  Discontinued Operations            $  166.8      $  165.4       $  340.6      $ 342.0
  Accident and Health Insurance          16.3          16.3             --           --
  Annuities                              80.8           2.9            1.5         79.4
---------------------------------------------------------------------------------------
   Total earned premiums             $  263.9      $  184.6       $  342.1      $ 421.4
=======================================================================================

  1997
  ----
 Premiums:
  Discontinued Operations            $   35.7      $   15.1       $  177.4      $ 198.0
  Accident and Health Insurance           5.6           5.6             --           --
  Annuities                              67.9            --            1.2         69.1
---------------------------------------------------------------------------------------
   Total earned premiums             $  109.2      $   20.7       $  178.6      $ 267.1
=======================================================================================

13. Segment Information

Summarized financial information for the Company's principal operations was as follows:



                                                    Investment
Year ended December 31,               Financial     Management     Discontinued
1999 (Millions)                     Products (1)   Services (1)   Operations (1)   Other (1)      Total
---------------------------------------------------------------------------------------------------------
 Revenue from external
  customers                         $    551.1       $  118.3              --       $ (43.9)   $    625.5
 Net investment income                   881.5            1.5              --           3.3         886.3
---------------------------------------------------------------------------------------------------------
 Total revenue excluding net
  realized capital losses           $  1,432.6       $  119.8              --       $ (40.6)   $  1,511.8
=========================================================================================================
 Amortization of deferred policy
  acquisition costs                 $     93.4                                      $  11.5    $    104.9
---------------------------------------------------------------------------------------------------------
 Income taxes (benefits)            $     87.0       $   16.5                       $ (13.4)   $     90.1
---------------------------------------------------------------------------------------------------------
 Operating earnings (losses) (2)    $    192.1       $   28.1              --       $  (7.5)   $    212.7
 Other item (3)                             --                             --         (17.5)        (17.5)
 Net realized capital losses,
  net of tax                             (14.0)                            --            --         (14.0)
---------------------------------------------------------------------------------------------------------
 Income (loss) from continuing
  operations                             178.1           28.1              --         (25.0)        181.2
 Discontinued operations,
  net of tax:
  Amortization of deferred
   gain on sale                             --                      $     5.7            --           5.7
---------------------------------------------------------------------------------------------------------
 Net income (loss)                  $    178.1       $   28.1       $     5.7       $ (25.0)   $    186.9
=========================================================================================================
 Segment assets                     $ 53,324.4       $   73.2       $ 2,989.0                  $ 56,386.6
---------------------------------------------------------------------------------------------------------
 Expenditures for long-lived
  assets (4)                                --             --              --       $   5.7    $      5.7
---------------------------------------------------------------------------------------------------------
 Balance of long-lived assets               --             --              --       $  16.5    $     16.5
---------------------------------------------------------------------------------------------------------

 (1) Financial Products include: deferred and immediate annuity contracts, mutual funds, programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company products and trustee, administrative and other fiduciary services to retirement plans. (Refer to notes 1 and 2.) Discontinued operations include life insurance products. (Refer to note 3.) Other includes consolidating adjustments and Year 2000 costs.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3) Other item excluded from operating earnings represents after-tax Year 2000 costs of $17.5 million
 (4) Expenditures of long-lived assets represents additions to property and equipment not allocable to business segments.

                                                   Investment
Year ended December 31,              Financial     Management     Discontinued
1998 (Millions)                    Products (1)   Services (1)   Operations (1)   Other (1)      Total
--------------------------------------------------------------------------------------------------------
 Revenue from external
  customers                        $    445.6       $  96.7               --       $ (38.4)   $    503.9
 Net investment income                  865.3           1.5               --           5.0         871.8
--------------------------------------------------------------------------------------------------------
 Total revenue excluding net
  realized capital gains           $  1,310.9       $  98.2               --       $ (33.4)   $  1,375.7
========================================================================================================
 Amortization of deferred policy
  acquisition costs                $     80.3            --               --       $  10.9    $     91.2
--------------------------------------------------------------------------------------------------------
 Income Taxes (benefits)           $     67.7       $  14.7               --       $ (15.8)   $     66.6
---------------------------------  ----------       -------               --       -------    ----------
 Operating earnings (2)            $    170.3       $  24.0               --       $  (7.1)   $    187.2
 Other item (3)                            --            --               --         (22.4)        (22.4)
 Net realized capital gains,
  net of tax                              7.3            --               --            --           7.3
--------------------------------------------------------------------------------------------------------
 Income from continuing
  operations                            177.6          24.0               --         (29.5)        172.1
 Discontinued operations,
  net of tax:
  Income from operations                   --            --        $    61.8            --          61.8
  Immediate gain on sale                   --            --             59.0            --          59.0
--------------------------------------------------------------------------------------------------------
 Net income (loss)                 $    177.6       $  24.0        $   120.8       $ (29.5)   $    292.9
========================================================================================================
 Segment assets                    $ 44,366.4       $  13.4        $ 2,946.4                  $ 47,326.2
--------------------------------------------------------------------------------------------------------
 Expenditures for long-lived
  assets (4)                               --            --               --       $   9.0    $      9.0
--------------------------------------------------------------------------------------------------------
 Balance of long-lived assets                                                      $  14.8    $     14.8
--------------------------------------------------------------------------------------------------------

 (1) Financial products include: deferred and immediate annuity contracts, mutual funds, programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company products and trustee, administrative and other fiduciary services to retirement plans. (Refer to notes 1 and 2.) Discontinued operations include life insurance products. (Refer to note 3.) Other includes consolidating adjustments and Year 2000 costs.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3) Other item excluded from operating earnings represents after-tax Year 2000 costs of $22.4 million
 (4) Expenditures of long-lived assets represents additions to property and equipment not allocable to business segments.

                                                   Investment
Year ended December 31,              Financial     Management     Discontinued
1997 (Millions)                    Products (1)   Services (1)   Operations (1)   Other (1)      Total
--------------------------------------------------------------------------------------------------------
 Revenue from external
  customers                        $    371.5         $80.3               --        $(23.9)   $    427.9
 Net investment income                  876.7           1.4               --           3.6         881.7
--------------------------------------------------------------------------------------------------------
 Total revenue excluding net
  realized capital gains           $  1,248.2         $81.7               --        $(20.3)   $  1,309.6
========================================================================================================
 Amortization of deferred policy
  acquisition costs                $     57.2            --               --        $  9.1    $     66.3
--------------------------------------------------------------------------------------------------------
 Income Taxes (benefits)           $     59.7         $11.9               --        $ (3.2)   $     68.4
--------------------------------------------------------------------------------------------------------
 Operating earnings (2)            $    134.9         $19.7               --        $ (5.9)   $    148.7
 Net realized capital gains,
  net of tax                             19.2            --               --            --          19.2
--------------------------------------------------------------------------------------------------------
 Income from continuing
  operations                            154.1         $19.7               --          (5.9)        167.9
 Discontinued operations,
  net of tax:
  Income from operations                   --            --        $    67.8            --          67.8
  Deferred gain on sale                    --            --               --            --            --
--------------------------------------------------------------------------------------------------------
 Net income (loss)                 $    154.1         $19.7        $    67.8        $ (5.9)   $    235.7
========================================================================================================
 Segment assets                    $ 36,379.5         $17.9        $ 3,792.5            --    $ 40,189.9
--------------------------------------------------------------------------------------------------------
 Expenditures for long-lived
  assets (3)                               --            --               --        $ 10.0    $     10.0
--------------------------------------------------------------------------------------------------------
 Balance of long-lived assets                                                       $ 12.7    $     12.7
--------------------------------------------------------------------------------------------------------

 (1) Financial products include: deferred and immediate annuity contracts, mutual funds, programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company products and trustee, administrative and other fiduciary services to retirement plans. (Refer to notes 1 and 2.) Discontinued operations include life insurance products. (Refer to note 3.) Other includes consolidating adjustments and Year 2000 costs.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3) Expenditures of long-lived assets represents additions to property and equipment not allocable to business segments.

14. Commitments and Contingent Liabilities

Commitments


Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31,1998, the Company had off-balance sheet commitments to purchase investments of $68.7 million with an estimated fair value of $68.9 million. At December 31, 1999, there were no off-balance sheet commitments.


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

         Omitted pursuant to General Instruction I(2) of Form 10-K.


                                    PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on
                                    Form 8-K.


(a) The following documents are filed as part of this report:

    1. Financial statements. See Item 8 on Page 26.
    2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 64.
    3. Exhibits:


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


      Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.


      Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 15, 1995.


      Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.


      Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.


      Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.


      Incorporated by reference to Post-Effective Amendment No. 11 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.


      Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


      Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.


      Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.


      Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 333-56297), as filed on February 16, 1999.


      Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 25, 1999.


      Incorporated by reference to Post-Effective Amendment No. 11 to Registration Statement on Form N-4 (File No. 333-56297), as filed on November 23, 1999.


      Incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-4 (File No. 33-75988), as filed on August 24, 1999.


      Incorporated by reference to Post-Effective Amendment No. 17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.


      Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.


  10 Material Contracts (Management contracts / compensatory plans or arrangements)


      The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to
      Exhibit 10.6 to Aetna Inc.'s Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.*


      The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and
       Restated as of January 1, 1999, incorporated herein by reference to
       Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*


      The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to
      Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on July 29, 1999. *


      The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-5791) filed on June 12, 1996.*


      The Aetna Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 (Registration Statement No. 333-68881) filed on December 14, 1998.*

  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


      Employment Agreement, dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K*


      Amendment dated as of July 22, 1996 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997*


      Amendment dated as of September 8, 1997 to Employment Agreement dated as of December 19, 1995 between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997*


      Letter Agreement, dated as of April 6, 1999, between Aetna Inc. and Thomas
      J. McInerney, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on July 29, 1999.*


      Description of certain arrangements not embodied in formal documents, as described under the heading "Executive Compensation", are incorporated herein by reference to Aetna Inc.'s 2000 Proxy Statement.


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


      * Management contract or compensatory plan or arrangement

  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. (continued)


   21  Subsidiaries of the Registrant


       Incorporated by reference to Exhibit Item 24 of Post-Effective Amendment No.38 to Registration Statement on Form N-1A (File Number 33-41694), as filed on February 23, 2000.


    24  Power of Attorney


       (Filed herein immediately after Signature page.)


    27  Financial Data Schedules


      Exhibits, other than these listed, are omitted because they are not required or not applicable.


  (b) Reports on Form 8-K.


      None.

              Index to Consolidated Financial Statement Schedules



                                                                        Page
                                                                        ----

  Independent Auditors' Report .....................................     65

  I.   Summary of Investments--Other than Investments in Affiliates as
       of December 31, 1999 ..........................................   66

  III. Supplementary Insurance Information as of and for the years
       ended December 31, 1999, 1998 and 1997 ........................   67

Schedules other than those listed above are omitted because they are not required or are not applicable.

                         Independent Auditors' Report


The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:


Under date of February 7, 2000, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999, as included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.


In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                              /s/ KPMG LLP



Hartford, Connecticut
February 7, 2000

                                  Schedule I
         Summary of Investments--Other than Investments in Affiliates
                            As of December 31, 1999
                                 (in millions)



                                                                               Amount at
                                                                              Which Shown
                                                                                in the
            Type of Investment                   Cost           Value*       Balance Sheet
            ------------------                   ----           ------       -------------
Debt Securities:
 U.S. government and government
  agencies and authorities                   $  1,087.2      $  1,069.7      $  1,069.7
 States, municipalities and political
  subdivisions                                      0.3             0.3             0.3
 U.S. corporate securities                      4,785.0         4,633.3         4,633.3
 Foreign securities (1)                         1,309.2         1,295.9         1,295.9
 Residential mortgage-backed securities         2,739.0         2,728.6         2,728.6
 Commercial/Multifamily mortgage-
  backed securities                             1,031.5           986.2           986.2
 Other asset-backed securities                    705.7           696.1           696.1
                                             ----------      ----------      ----------
  Total debt securities                        11,657.9        11,410.1        11,410.1
                                             ----------      ----------      ----------
Equity securities:
 Non-redeemable preferred stock                   134.7           130.9           130.9
 Investment in affiliated mutual funds             63.5            64.1            64.1
 Common stock                                       6.7            11.5            11.5
                                             ----------      ----------      ----------
  Total equity securities                         204.9           206.5           206.5
                                             ----------      ----------      ----------
Short-term investments                             74.2            74.2            74.2
Mortgage loans                                      6.7             6.8             6.7
Policy loans                                      314.0           314.0           314.0
Other investments                                  13.2            13.2            13.2
                                             ----------      ----------      ----------
  Total investments                          $ 12,270.9      $ 12,024.8      $ 12,024.7
                                             ==========      ==========      ==========

   * See Notes 1 and 4 of Notes to Consolidated Financial Statements.

 (1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. All of the Company's foreign securities are denominated in U.S. dollars.

                                 Schedule III
                      Supplementary Insurance Information
        As of and for the years ended December 31, 1999, 1998 and 1997
                                 (in millions)


                                                                                            Policy-
                            Deferred                        Unpaid                         holders'
                             policy          Future         claims                        funds left
                          acquisition        policy       and claim       Unearned         with the
        Segment              costs          benefits       expenses     premiums (1)        Company
----------------------------------------------------------------------------------------------------
          1999
Financial Products        $  1,080.8      $    889.8       $  7.4          $ 1.0         $  11,112.2
Investment Management
  Services                        --              --           --             --                  --
Other (2)                   (   34.4)             --           --             --                  --
Discontinued
  Operations (3)                  --         2,959.6         19.9             --                 9.5
----------------------------------------------------------------------------------------------------
Total                     $  1,046.4      $  3,849.4       $ 27.3          $ 1.0         $  11,121.7
====================================================================================================
          1998
Financial Products        $    916.0      $    878.0       $  0.3          $ 1.1         $  11,295.1
Investment Management
  Services                        --              --           --             --                  --
Other (2)                   (   22.9)             --           --             --                  --
Discontinued
  Operations (3)                  --         2,936.8         18.5             --                10.5
----------------------------------------------------------------------------------------------------
Total                     $    893.1      $  3,814.8       $ 18.8          $ 1.1         $  11,305.6
====================================================================================================
          1997
Financial Products        $    824.9      $    948.0       $  0.8          $ 1.1         $  11,116.8
Investment Management
  Services                        --              --           --             --                  --
Other (2)                   (   11.7)             --           --             --                  --
Discontinued
  Operations (3)               855.0         2,814.6         37.2             --                26.7
----------------------------------------------------------------------------------------------------
Total                     $  1,668.2      $  3,762.6       $ 38.0          $ 1.1         $  11,143.5
====================================================================================================

 Notes to Schedule III:
 (1) Included in future policy benefits on the Company's Consolidated Balance Sheets.
 (2) Includes consolidating adjustments.
 (3) Domestic individual life insurance business.

                      Supplementary Insurance Information
        As of and for the years ended December 31, 1999, 1998 and 1997
                                 (in millions)

                                                                            Amortization
                                                                            of deferred
                                         Net                     Current       policy        Other
                          Premium    investment      Other     and future   acquisition    Operating
        Segment           Revenue    income (4)   Income (5)    benefits       costs      Expenses (6)
------------------------------------------------------------------------------------------------------
          1999
Financial Products        $ 107.5     $  881.5     $  422.1     $ 746.2       $  93.4      $  306.4
Investment Management
  Services                     --          1.5        118.3          --            --          75.2
Other (7)                      --          3.3       ( 43.9)         --          11.5        ( 13.7)
----------------------------------------------------------------------------------------------------
Continuing Operations     $ 107.5     $  886.3     $  496.5     $ 746.2       $ 104.9      $  367.9
====================================================================================================
Discontinued
  Operations (8)               --           --     $    8.7          --            --            --
====================================================================================================
          1998
Financial Products        $  79.4     $  865.3     $  376.6     $ 714.4       $  80.3      $  281.3
Investment Management
  Services                     --          1.5         96.7          --            --          59.5
Other (7)                      --          5.0       ( 38.4)         --          10.9           1.0
----------------------------------------------------------------------------------------------------
Continuing Operations     $  79.4     $  871.8     $  434.9     $ 714.4       $  91.2      $  341.8
====================================================================================================
Discontinued
  Operations (8)          $ 342.0     $  146.1     $  164.1     $ 482.4       $  34.7      $   41.3
====================================================================================================
          1997
Financial Products        $  69.1     $  876.7     $  332.1     $ 720.4       $  57.2      $  286.5
Investment Management
  Services                     --          1.4         80.3          --            --          50.1
Other (7)                      --          3.6       ( 23.9)         --           9.1        ( 20.3)
----------------------------------------------------------------------------------------------------
Continuing Operations     $  69.1     $  881.7     $  388.5     $ 720.4       $  66.3      $  316.3
====================================================================================================
Discontinued
  Operations (8)          $ 198.0     $  201.7     $  220.7     $ 407.4       $  45.6      $   60.9
====================================================================================================

 Notes to Schedule III (continued):
 (4) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
 (5) Includes net realized capital losses and gains and charges assessed against policyholders.
 (6) Year 2000 costs are not included in the amounts reported for the Financial Products and Investment Management Services segments.
 (7) Includes consolidating adjustments and Year 2000 costs.
 (8) Domestic individual life insurance business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                                         (Registrant)


Date  March 22, 2000          By /s/ Deborah Koltenuk
      --------------             --------------------
                                 Deborah Koltenuk
                                 Vice President, Corporate Controller and
                                   Assistant Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.



          Signature                                Title
*
-------------------------------------
Thomas J. McInerney                       President and Director
                                           (Principal Executive Officer)
*
-------------------------------------
Catherine H. Smith                        Senior Vice President, Chief Financial
                                           Officer, and Director
                                           (Principal Financial Officer)
*
-------------------------------------
Shaun P. Mathews                          Senior Vice President and Director

/s/ Deborah Koltenuk
-------------------------------------
Deborah Koltenuk                          Vice President, Corporate Controller
                                           and Assistant Treasurer
                                           (Principal Accounting Officer)

* By: /s/ Kirk P. Wickman
      -------------------
      Kirk P. Wickman,
      Senior Vice President, General Counsel and Corporate Secretary

                               POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Kirk P. Wickman and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 1999 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.


WITNESS our hands and common seal on this 22nd day of March, 2000.


            Signature                                    Title
/s/ Thomas J. McInerney
-------------------------------------
Thomas J. McInerney                       President and Director
                                          (Principal Executive Officer)
/s/ Catherine H. Smith
-------------------------------------
Catherine H. Smith                        Senior Vice President, Chief Financial Officer,
                                          and Director (Principal Financial Officer)
/s/ Shaun P. Mathews
-------------------------------------
Shaun P. Mathews                          Senior Vice President and Director

/s/ Deborah Koltenuk
-------------------------------------
Deborah Koltenuk                          Vice President, Corporate Controller and Assistant
                                          Treasurer (Principal Accounting Officer)

                             SECRETARY CERTIFICATE

                   AETNA LIFE INSURANCE AND ANNUITY COMPANY


I, Rose-Marie DeRensis, the duly elected Assistant Corporate Secretary of Aetna Life Insurance and Annuity Company (the "Company"), do hereby certify that the attached resolutions entitled "Company Name, Authority to Sign (Duplicate Corporate Seals)" adopted by the Board of Directors on June 22, 1995, are currently in full force and effect, and have not been amended, restated, or superceded.


IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 22nd day of March, 2000.




                                       By: /s/ Rose-Marie DeRensis
(corporate seal)                       ---------------------------
                                       Rose-Marie DeRensis
                                       Assistant Corporate Secretary

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