Form 10-Q
period 2000-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2000-05-11
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000  Commission file number   33-23376
                               --------------                           --------

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Connecticut                                           71-0294708
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

151 Farmington Avenue, Hartford, Connecticut                   06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code         (860) 273-0123
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

                                                              Shares Outstanding
Title of Class                                                at April 27, 2000
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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                              PAGE
                                                                                                              ----


PART I.           FINANCIAL INFORMATION (Unaudited)

   Item 1.        Financial Statements:
                     Consolidated Statements of Income.....................................................     3
                     Consolidated Balance Sheets...........................................................     4
                     Consolidated Statements of Changes in Shareholder's Equity............................     5
                     Consolidated Statements of Cash Flows.................................................     6
                     Condensed Notes to Consolidated Financial Statements..................................     7
                  Independent Auditors' Review Report......................................................    12

   Item 2.        Management's Analysis of the Results of Operations.......................................    13

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings........................................................................    21

   Item 5.        Other Information........................................................................    21

   Item 6.        Exhibits and Reports on Form 8-K.........................................................    21

Signature         .........................................................................................    22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (millions)


                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                    2000                 1999
                                                                                 ----------            ----------

Revenue:
  Premiums                                                                           $ 36.0                $ 23.6
  Charges assessed against policyholders                                              116.0                  88.9
  Net investment income                                                               228.3                 219.8
  Net realized capital (losses) gains                                                  (8.9)                  4.8
  Other income                                                                         36.9                  29.2
                                                                                 ----------            ----------
Total revenue                                                                         408.3                 366.3
                                                                                 ----------            ----------
Benefits and expenses:
  Current and future benefits                                                         201.2                 182.8
  Operating expenses:
    Salaries and related benefits                                                      44.1                  35.4
    Other                                                                              55.9                  50.4
  Amortization of deferred policy acquisition costs                                    31.2                  24.9
                                                                                 ----------            ----------
Total benefits and expenses                                                           332.4                 293.5
                                                                                 ----------            ----------
Income from continuing operations before income taxes                                  75.9                  72.8

  Income taxes                                                                         24.9                  23.9
                                                                                 ----------            ----------
Income from continuing operations                                                      51.0                  48.9
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                                                 1.6                   1.3
                                                                                 ----------            ----------
Net income                                                                           $ 52.6                $ 50.2
                                                                                 ==========            ==========

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                                  March 31,           December 31,
Assets                                                                              2000                 1999
------                                                                           ----------            ----------
Investments:
  Debt securities available for sale, at fair value
    (amortized cost: $11,598.8 and $11,657.9)                                     $11,400.1             $11,410.1
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $135.4 and $134.7)                           129.8                 130.9
    Investment in affiliated mutual funds (cost: $62.3 and $63.5)                      65.0                  64.1
    Common stock (cost: $9.2 and $6.7)                                                 15.3                  11.5
  Short-term investments                                                               19.2                  74.2
  Mortgage loans                                                                        4.6                   6.7
  Policy loans                                                                        317.7                 314.0
  Other investments                                                                    13.1                  13.2
                                                                                 ----------            ----------
Total investments                                                                  11,964.8              12,024.7

  Cash and cash equivalents                                                           787.1                 693.3
  Short-term investments under securities loan agreement                              879.1                 232.5
  Accrued investment income                                                           154.4                 150.7
  Premiums due and other receivables                                                  455.0                 298.3
  Reinsurance recoverable                                                           3,008.2               3,001.2
  Deferred income taxes                                                               125.2                 150.4
  Deferred policy acquisition costs                                                 1,088.0               1,046.4
  Other assets                                                                         89.0                  96.5
  Separate Accounts assets                                                         41,548.8              38,692.6
                                                                                 ----------            ----------
Total assets                                                                      $60,099.6             $56,386.6
                                                                                 ==========            ==========

Liabilities and Shareholder's Equity
------------------------------------

Liabilities:
  Future policy benefits                                                           $3,882.2             $ 3,850.4
  Unpaid claims and claim expenses                                                     36.9                  27.3
  Policyholders' funds left with the Company                                       10,915.7              11,121.7
                                                                                 ----------            ----------
Total insurance reserve liabilities                                                14,834.8              14,999.4
  Payables under securities loan agreement                                            879.1                 232.5
  Current income taxes                                                                 16.3                  14.7
  Other liabilities                                                                 1,379.3               1,063.0
  Separate Accounts liabilities                                                    41,548.8              38,692.6
                                                                                 ----------            ----------
Total liabilities                                                                  58,658.3              55,002.2
                                                                                 ----------            ----------
Shareholder's equity:
  Common stock, par value $50 (100,000 shares
    authorized; 55,000 shares issued and outstanding)                                   2.8                   2.8
  Paid-in capital                                                                     431.8                 431.8
  Accumulated other comprehensive loss                                                (41.1)                (44.8)
  Retained earnings                                                                 1,047.8                 994.6
                                                                                 ----------            ----------
Total shareholder's equity                                                          1,441.3               1,384.4
                                                                                 ----------            ----------
Total liabilities and shareholder's equity                                        $60,099.6             $56,386.6
                                                                                 ==========            ==========

See Condensed Notes to Consolidated Financial Statements.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)




                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                    2000                  1999
                                                                                 ----------            ----------
Shareholder's equity, beginning of period                                          $1,384.4              $1,393.3

Comprehensive income:
  Net income                                                                           52.6                  50.2
  Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities ($5.7,($64.9)
      pretax)(1)                                                                        3.7                 (42.2)
                                                                                 ----------            ----------
Total comprehensive income                                                             56.3                   8.0
                                                                                 ----------            ----------
Other changes                                                                           0.6                  (0.2)

Common stock dividends                                                                   --                 (4.5)
                                                                                 ----------            ----------
Shareholder's equity, end of period                                                $1,441.3              $1,396.6
                                                                                 ==========            ==========

(1)Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                    2000                  1999
                                                                                 ----------            ----------
Cash Flows from Operating Activities:
  Net income                                                                      $    52.6             $    50.2
  Adjustments to reconcile net income to net cash (used for) provided by operating activities:

      Net accretion of discount on investments                                         (9.0)                 (5.5)
      Amortization of deferred gain on sale                                            (1.6)                 (1.3)
      Net realized capital losses (gains)                                               8.9                  (4.8)
      Changes in assets and liabilities:
        Increase in accrued investment income                                          (3.7)                (12.6)
        Decrease in premiums due and other receivables                                  7.6                  18.3
        Increase in policy loans                                                       (3.7)                 (0.5)
        Increase in deferred policy acquisition costs                                 (41.6)                (44.8)
        Net increase in universal life account balances                                 6.3                  14.2
        Increase (decrease) in other insurance reserve liabilities                     43.0                 (23.5)
        Decrease in other liabilities and other assets                                  1.5                   4.2
        Increase (decrease) in income taxes                                            24.3                (272.1)
                                                                                  ---------             ---------
Net cash provided by (used for) operating activities                                   84.6                (278.2)
                                                                                  ---------             ---------
Cash Flows from Investing Activities:
      Proceeds from sales of:
        Debt securities available for sale                                          2,870.0               1,089.9
        Equity securities                                                               8.9                  27.3
        Mortgage loans                                                                  2.1                   1.8
      Investment maturities and collections of:
        Debt securities available for sale                                            177.8                 287.2
        Short-term investments                                                         43.1                  17.0
      Cost of investment purchases in:
        Debt securities available for sale                                         (2,807.6)             (1,076.2)
        Equity securities                                                              (7.9)                 (1.1)
        Short-term investments                                                        (13.6)                (15.0)
      Decrease (increase) in property and equipment                                     3.7                  (2.6)
      Other, net                                                                       (4.7)                  4.8
                                                                                  ---------             ---------
Net cash provided by investing activities                                             271.8                 333.1
                                                                                  ---------             ---------
Cash Flows from Financing Activities:
      Deposits and interest credited for investment contracts                         479.2                 629.0
      Withdrawals of investment contracts                                            (729.7)               (518.0)
      Dividends paid to shareholder                                                       -                (210.5)
      Other, net                                                                      (12.1)                 63.4
                                                                                  ---------             ---------
Net cash used for financing activities                                               (262.6)                (36.1)
                                                                                  ---------             ---------
Net increase in cash and cash equivalents                                              93.8                  18.8
Cash and cash equivalents, beginning of period                                        693.3                 628.3
                                                                                  ---------             ---------
Cash and cash equivalents, end of period                                          $   787.1             $   647.1
                                                                                  =========             =========
Supplemental cash flow information:
      Income taxes paid, net                                                      $     0.5             $   261.0
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

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1)   Basis of Presentation
     ---------------------

     The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA") and Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") (collectively, the "Company"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna"). The Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. The contribution of IA Holdco to the Company, which occurred on July 1, 1999, was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of IA Holdco. Certain reclassifications have been made to 1999 financial information to conform to the 2000 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ALIAC's 1999 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2)   Recent Developments
     -------------------

     On March 12, 2000, Aetna announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). One company will consist of Aetna's health and group life and disability businesses that comprise its Aetna U.S. Healthcare segment, Aetna's Large Case Pensions segment and the health businesses reported in the Aetna International segment, excluding any of Aetna International's health businesses that are sold prior to the Separation. The other company will consist of Aetna's financial services businesses that comprise its Aetna Financial Services segment and the financial services businesses reported in its Aetna International segment, excluding any of Aetna International's financial services businesses that are sold prior to the Separation. The Company is currently part of the Aetna Financial Services segment and will be part of the financial services company after the Separation.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

2)   Recent Developments (continued)
     -------------------------------

     Aetna has stated its intention to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by Aetna's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows and assets under management and administration cannot be predicted at this time.

3)   New Accounting Standard
     -----------------------

     On January 1, 2000, the Company adopted Statement of Position 98-7, Deposit
     Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, issued by the American Institute of Certified Public Accountants. This statement provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. The adoption of this standard had no impact on the Company's financial position or results of operations.

4)   Future Accounting Standard
     --------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133 on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

5)   Additional Information - Accumulated Other Comprehensive (Loss) Income
     ----------------------------------------------------------------------

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                    Three Months Ended March 31,
     (Millions)                                                                     2000                    1999
     ------------------------------------------------------------------------------------------------------------
     Unrealized holding gains (losses) arising during the period (1)                  $ 3.8               $ (35.5)
     Less: reclassification adjustments for amortization of net investment
       discounts and gains included in net income (2)                                   0.1                   6.7
     ------------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on securities                                      $ 3.7               $ (42.2)
     ============================================================================================================

     (1) Pretax unrealized holding gains (losses) arising during the period were $5.8 million and $(54.6) million for 2000 and 1999, respectively.
     (2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income for the period were $0.1 million and $10.3 million for 2000 and 1999, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

6)   Segment Information
     -------------------

     Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                                   Investment
                                                     Financial     Management   Discontinued
     (Millions)                                     Products(1)    Services(1)  Operations(1)  Other(1)     Total
     ----------------------------------------------------------------------------------------------------------------
     2000
     Revenues from external customers                 $  167.7        $  33.2      $    -      $  (12.0)     $  188.9
     Net investment income                               226.7            0.6           -           1.0         228.3
     ----------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       (losses) gains                                 $  394.4        $  33.8      $    -      $  (11.0)     $  417.2
     ================================================================================================================

     Operating earnings(2)                            $   51.2        $   7.4      $    -      $   (1.8)     $   56.8
     Realized capital (losses) gains, net of tax          (5.9)           0.1           -             -          (5.8)
     ----------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations             45.3            7.5           -          (1.8)         51.0
     Discontinued operations, net of tax:
       Deferred gain on sale                                 -              -         1.6             -           1.6
     ----------------------------------------------------------------------------------------------------------------
     Net income (loss)                                $   45.3        $   7.5      $  1.6      $   (1.8)     $   52.6
     ================================================================================================================
     1999
     Revenues from external customers                 $  124.2        $  28.2      $    -      $  (10.7)     $  141.7
     Net investment income                               218.7             .3           -           0.8         219.8
     ----------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       gains                                          $  342.9        $  28.5      $    -      $   (9.9)     $  361.5
     ================================================================================================================

     Operating earnings(2)                            $   46.3        $   6.7      $    -      $   (7.2)     $   45.8
     Realized capital gains, net of tax                    3.1              -           -             -           3.1
     ----------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations             49.4            6.7           -          (7.2)         48.9
     Discontinued operations, net of tax:
       Deferred gain on sale                                 -             -          1.3             -           1.3
     ----------------------------------------------------------------------------------------------------------------
     Net income (loss)                                $   49.4        $   6.7      $  1.3      $   (7.2)     $   50.2
     ================================================================================================================

     (1) Financial Products include: deferred and immediate annuity contracts; mutual funds; and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company products; and trustee, administrative and other fiduciary services to retirement plans. Discontinued Operations include life insurance products. Other includes consolidating adjustments and Year 2000 costs of $5.5 million in 1999.
     (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)


7)   Commitments and Contingent Liabilities
     --------------------------------------

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of March 31, 2000, the Company had commitments to purchase investments of $160.0 million. The fair value at March 31, 2000 of the investments to be purchased approximated $160.7 million.

     Litigation

     In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). On April 27, 2000, the case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

     The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ KPMG LLP


Hartford, Connecticut
April 26, 2000

Item 2.  Management's Analysis of the Results of Operations

The following analysis presents a review of the Company for the three months ended March 31, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 1999 Annual Report on Form 10-K.

Overview

Recent Developments

On March 12, 2000, Aetna Inc. ("Aetna"), the ultimate parent of the Company, announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). One company will consist of Aetna's health and group life and disability businesses that comprise its Aetna U.S. Healthcare segment, Aetna's Large Case Pensions segment and the health businesses reported in its Aetna International segment, excluding any of Aetna International's health businesses that are sold prior to the Separation. The other company will consist of Aetna's financial services businesses that comprise its Aetna Financial Services segment and the financial services businesses reported in its Aetna International segment, excluding any of Aetna International's financial services businesses that are sold prior to the Separation. The Company is currently part of the Aetna Financial Services segment and will be part of the financial services company after the Separation.

Aetna has stated its intention to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by Aetna's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows and assets under management and administration cannot be predicted at this time.

Consolidated Results

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Financial Products and Investment Management Services segments plus certain items not directly allocable to the business segments.

Results of discontinued operations for the three months ended March 31, 2000 and 1999 consist of the recognized portion of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. Refer to "Discontinued Operations" in this report and to Note 3 of Notes to the Consolidated Financial Statements and "Overview" in ALIAC's 1999 Annual Report on Form 10-K.

On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The contribution of IA Holdco to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of IA Holdco.

Continuing Operations

Income from continuing operations increased $2 million for the three months ended March 31, 2000 compared to the corresponding period in 1999. Income from continuing operations includes Year 2000 costs of $6 million in 1999. Excluding net realized capital losses of $6 million in 2000 and net realized capital gains of $3 million in 1999, earnings from continuing operations for the three months ended March 31, 2000 increased $11 million, or 24%, compared to the same period in 1999. The increase in earnings primarily reflects increased fee income from higher levels of assets under management and administration partially offset by higher operating expenses.

Assets under management and administration increased primarily due to appreciation in the stock market and, to a lesser extent, because of additional net deposits (i.e., deposits, including new contracts, less surrenders). Assets under management and administration for continuing operations are shown in the table below. Certain assets under management are reported for both the Financial Products and the Investment Management Services segments, because each segment reports a different component of the revenue generated from this particular group of assets. This group of assets must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.

(Millions)                                                                 March 31, 2000           March 31, 1999
------------------------------------------------------------------------------------------------------------------
Assets under management:
  Financial Products                                                          $57,167.4                $46,549.2
  Investment Management Services(1)                                            56,374.7                 49,693.7
  Consolidating adjustment(2)                                                 (36,939.7)               (35,080.5)
------------------------------------------------------------------------------------------------------------------
       Total - assets under management(3)(4)                                  $76,602.4                $61,162.4
------------------------------------------------------------------------------------------------------------------
Assets under administration:(5)
  Financial Products                                                            5,034.1                  3,085.2
------------------------------------------------------------------------------------------------------------------
Assets under management and administration                                    $81,636.5                $64,247.6
==================================================================================================================

(1) Includes $7,182.0 million and $7,682.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of March 31, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment - refer to "Recent Developments" in this Report.)
(2) Assets under management reported in both the Financial Products and Investment Management segments must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.
(3) Includes $15,730.8 million and $8,404.7 million at March 31, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Excludes net unrealized capital losses of $198.7 million at March 31, 2000 and net unrealized capital gains of $305.7 million at March 31, 1999 on assets invested through annuities with fixed options.
(5) Represents assets for which the Company provides administrative services only.

For the three months ended March 31, 2000, operating expenses for continuing operations were higher than those for the same period in 1999 due to business growth and the redeployment of Year 2000 resources to improve systems infrastructures and add new distribution capabilities. The increase in other operating expenses for the three months ended March 31, 2000, compared to the same period in 1999, is less than the corresponding increase in other operating expenses for the Financial Products segment primarily because approximately $8 million (before tax) of Year 2000 costs, which are not allocated to the Financial Products segment, are included in the 1999 results for continuing operations.

Outlook

Refer to "Forward-Looking Information/Risk Factors" in this Report and "Overview-Outlook" and "Forward-Looking Information/Risk Factors" in ALIAC's 1999 Annual Report on Form 10-K.

Financial Products

Operating Summary

                                                                    Three Months Ended March 31,
                                                                   -------------------------------
(Millions)                                                               2000              1999
--------------------------------------------------------------------------------------------------
Premiums(1)                                                        $      36.0         $      23.6
Charges assessed against policyholders                                   116.0                88.9
Net investment income                                                    226.7               218.7
Net realized capital (losses) gains                                       (9.0)                4.8
Other income                                                              15.7                11.7
--------------------------------------------------------------------------------------------------
    Total revenue                                                        385.4               347.7
--------------------------------------------------------------------------------------------------
Current and future benefits                                              201.2               182.8
Operating expenses:
  Salaries and related benefits                                           36.6                29.6
  Other                                                                   52.4                39.9
Amortization of deferred policy acquisition costs                         28.4                22.4
--------------------------------------------------------------------------------------------------
    Total benefits and expenses                                          318.6               274.7
--------------------------------------------------------------------------------------------------
Income from operations before income taxes                                66.8                73.0
Income taxes                                                              21.5                23.6
--------------------------------------------------------------------------------------------------
    Net income(2)                                                  $      45.3         $      49.4
==================================================================================================
Net realized capital (losses) gains, net of tax (included above)   $      (5.9)        $       3.1
==================================================================================================
Deposits (not included in premiums above)
  Annuities - fixed options                                        $     452.3         $     545.2
  Annuities - variable options                                         1,324.1             1,484.1
--------------------------------------------------------------------------------------------------
    Total - deposits                                               $   1,776.4         $   2,029.3
==================================================================================================
Assets Under Management
  Annuities - fixed options(3)                                     $  12,404.0         $  12,305.8
  Annuities - variable options(4)                                     38,181.8            27,238.7
--------------------------------------------------------------------------------------------------
      Subtotal - annuities                                            50,585.8            39,544.5
  Plan Sponsored and Other                                             6,581.6             7,004.7
--------------------------------------------------------------------------------------------------
    Total assets under management(5)                                  57,167.4            46,549.2
Assets under administration(6)                                         5,034.1             3,085.2
--------------------------------------------------------------------------------------------------
Total assets under management and administration                   $  62,201.5         $  49,634.4
==================================================================================================

(1) Includes $28.3 million for the three months ended March 31, 2000 and $21.7 million for the three months ended March 31, 1999 of annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Excludes net unrealized capital losses of $198.7 million at March 31, 2000 and net unrealized capital gains of $305.7 million at March 31, 1999.
(4) Includes $15,730.8 million and $8,404.7 million at March 31, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Includes $36,939.7 million and $35,080.5 million at March 31, 2000 and 1999, respectively, of assets under management that are also reported in the Investment Management Services segment (Refer to "Overview-Continuing Operations").
(6) Represents assets for which the Company provides administrative services only.

Financial Products' net income for the three months ended March 31, 2000 decreased $4 million compared to the corresponding period in 1999 due to realized capital losses. Excluding net realized capital gains or losses, results for the three months ended March 31, 2000 increased $5 million, or 11%, compared to the corresponding period in 1999. This increase in earnings primarily reflects an increase in charges assessed against policyholders and other income offset by increases in operating expenses.

Substantially all of charges assessed against policyholders and other income are calculated based on assets under management and administration. Assets under management and administration at March 31, 2000 increased 25% compared to March 31, 1999 primarily due to appreciation in the stock market and, to a lesser extent, because of additional net deposits (i.e., deposits, including new contracts, less surrenders).

Deposits for the three months ended March 31, 2000 were less than deposits for the corresponding period in 1999 primarily because the prior period deposits reflected plan assets of a large new case. Excluding this large case, deposits for the three months ended March 31, 2000 would have increased 31% compared to the corresponding period in 1999.

The increase in operating expenses for the three months ended March 31, 2000 compared to the same period in 1999 reflects business growth and the redeployment of Year 2000 resources to improve systems infrastructures and add new distribution capabilities. The increase in other operating expenses for the three months ended March 31, 2000 compared to the same period in 1999 is higher than the corresponding increase in other operating expenses for continuing operations because Year 2000 costs of approximately $8 million (before tax), which are included in 1999 results for continuing operations, are not allocated to 1999 segment results. Despite this overall increase, annuity operating expenses as a percentage of assets under management decreased.

Of the $12.4 billion and $12.3 billion of fixed annuity assets under management at March 31, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.4% for the three months ended March 31, 2000 and 1999, respectively, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.6% for both periods. The average annualized credited rate on fully guaranteed investment contracts was 6.3% and the average annualized credited rate on experience-rated investment contracts was 5.6% for each of the three month periods ended March 31, 2000 and 1999. The resulting annualized interest margins on fully guaranteed investment contracts were 1.2% and 1.1% for the three months ended March 31, 2000 and 1999, respectively, and were 2.0% for both periods on experience-rated investment contracts.

Investment Management Services

Operating Summary

                                                                     Three Months Ended March 31,
                                                                   -------------------------------
(Millions)                                                               2000              1999
--------------------------------------------------------------------------------------------------
Net investment income                                              $       0.6         $       0.3
Net realized capital gains                                                 0.1                   -
Other income(1)                                                           33.2                28.2
--------------------------------------------------------------------------------------------------
    Total revenue                                                         33.9                28.5
--------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits                                            7.5                 5.8
  Other                                                                   14.5                12.0
Income from operations before income taxes                                11.9                10.7
Income taxes                                                               4.4                 4.0
--------------------------------------------------------------------------------------------------
    Net income(2)                                                  $       7.5         $       6.7
==================================================================================================
Net realized capital gains, net of tax (included above)            $       0.1                   -
==================================================================================================
Assets under management:
  Retail mutual funds                                              $   1,555.0         $     701.2
  Plan sponsored(3)                                                   15,835.0            11,837.0
  Collateralized bond obligations and other                            2,045.0             2,075.0
--------------------------------------------------------------------------------------------------
       Subtotal                                                    $  19,435.0         $  14,613.2
--------------------------------------------------------------------------------------------------
  Invested through products of the Financial Products
    segment(4)
     Variable annuity mutual funds                                 $  18,342.7         $  16,064.5
     Fixed annuities(5)                                               12,404.0            12,305.8
     Plan sponsored and other                                          6,193.0             6,710.2
--------------------------------------------------------------------------------------------------
       Subtotal                                                    $  36,939.7         $  35,080.5
--------------------------------------------------------------------------------------------------
Total assets under management                                      $  56,374.7         $  49,693.7
==================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Includes $7,182.0 million and $7,682.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of March 31, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment - refer to "Recent Developments" in this Report.)
(4) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Financial Products segment.
(5) Excludes net unrealized capital losses of $198.7 million at March 31, 2000 and net unrealized capital gains of $305.7 million at March 31, 1999.

Net income from the Investment Management Services segment increased $1 million for the three months ended March 31, 2000, or 12%, compared to the same period in 1999. The increase in earnings primarily reflects an increase in investment advisory fees offset by higher operating expenses.

Investment advisory fees are calculated based on the assets under management. The increase in fee income is due to higher levels of assets under management. At March 31, 2000, assets under management increased 13% over those reported as of March 31, 1999. The increase in these assets was due to appreciation in the stock market partially offset by net withdrawals.

The increase in operating expenses for the three months ended March 31, 2000, compared to the same period in 1999, reflects business growth.

Item 2.    Management's Analysis of the Results of Operations. (continued)

Discontinued Operations - Domestic Individual Life Insurance

Results of discontinued operations consist solely of the deferred gain recognized from the sale of the domestic individual life insurance business on October 31, 1998. The gain recognized during the three months ended March 31, 2000 and 1999 was $2 million and $1 million, respectively.

Individual life insurance coverage in force was approximately $41 billion at March 31, 2000. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Notes to the Consolidated Financial Statement in the Company's 1999 Annual Report on Form 10-K.

General Account Investments

The Company's invested assets were comprised of the following:

(Millions)                                                      March 31, 2000      December 31, 1999
------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value                $ 11,400.1           $  11,410.1
Equity securities, at fair value:
    Nonredeemable preferred stock                                      129.8                 130.9
    Investment in affiliated mutual funds                               65.0                  64.1
    Common stock                                                        15.3                  11.5
Short-term investments                                                  19.2                  74.2
Mortgage loans                                                           4.6                   6.7
Policy loans                                                           317.7                 314.0
Other investments                                                       13.1                  13.2
------------------------------------------------------------------------------------------------------
     Total Investments                                            $ 11,964.8           $  12,024.7
======================================================================================================

Debt Securities

At March 31, 2000 and December 31, 1999, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $8.9 billion, or 78% of total debt securities, and $8.7 billion, or 76% of total debt securities, respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $198.7 million and $247.8 million at March 31, 2000 and December 31, 1999, respectively. Of the total net unrealized capital losses at March 31, 2000, a net unrealized loss of $144.3 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at March 31, 2000 and December 31, 1999 was AA-.

The percentage of total debt securities by quality rating category is as follows:

                                            March 31, 2000              December 31, 1999
-----------------------------------------------------------------------------------------
AAA                                                50.2%                        48.4%
AA                                                  7.7                          9.5
A                                                  24.8                         24.5
BBB                                                10.5                         11.1
BB                                                  2.7                          2.5
B and Below                                         4.1                          4.0
-----------------------------------------------------------------------------------------
   Total                                          100.0%                       100.0%
=========================================================================================


The percentage of total debt securities by market sector is as follows:

                                                                March 31, 2000      December 31, 1999
-----------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                            39.1%              40.6%
Residential Mortgage-Backed Securities                               26.5               23.9
Foreign Securities (1)                                               11.1               11.4
Commercial/Multifamily Mortgage-Backed Securities                     8.7                8.6
U.S. Treasuries/Agencies                                              8.6                9.4
Asset-Backed Securities                                               6.0                6.1
----------------------------------------------------------------------------------------------------
  Total                                                             100.0%             100.0%
=====================================================================================================

(1)  Primarily U.S. dollar denominated

Forward-Looking Information/Risk Factors

The "Forward-Looking Information/Risk Factors" portion of ALIAC's 1999 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to Aetna's pending Separation into independent health and wealth businesses. The full impact of the Separation on the Company's financial position, results of operations and cash flows and assets under management and administration cannot be predicted at this time.

Aetna's ability to complete the Separation is subject to, among other things, receipt of required regulatory approvals and satisfaction of certain tax and other legal requirements. Aetna cannot control the timing of those matters. Completion of the Separation, therefore, could be delayed beyond the end of 2000, which could, among other things, increase the cost to Aetna of implementing the Separation. It cannot yet be determined how this delay could affect us.

Uncertainty resulting from Aetna's March 12, 2000 announcement of the Separation may negatively influence our customers' and potential customers' decisions to select the Company's products and/or services, which could have an adverse effect on our results of operations and otherwise adversely affect us.

In order for us to achieve the benefits we expect from the Separation, including among other things improved performance, Aetna must be able to, among other things, successfully separate its businesses in a manner that does not significantly increase overall expenses for the financial services company while at the same time replicate in the financial services company the functions that currently are performed in Aetna's Corporate segment.

Recent regulatory developments could adversely affect our businesses. As described in ALIAC's 1999 Annual Report on Form 10-K, additional legislation or regulation related to our businesses has been enacted or is being considered by the federal government and many states and this could adversely impact our operations and results of operations. It is uncertain whether we can recoup, through higher fees, premiums or other measures, the increased costs that may result from these types of legislation.

For example, President Clinton has signed the Gramm-Leach-Bliley Act (the "GLB Act"), which permits affiliations among banks, insurance companies and securities firms. The GLB Act may have competitive, operational, financial and other implications for us. In particular, the GLB Act includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect our operations and results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). On April 27, 2000, the case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the ultimate outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

Item 5.  Other Information.

Ratings

The Company's financial strength ratings at March 22, 2000 and May 10, 2000 are as follows:

                                                              Rating Agencies
                               -----------------------------------------------------------------------------------
                                                                           Moody's Investors       Standard &
                                   A.M. Best          Duff & Phelps             Service              Poor's
------------------------------------------------------------------------------------------------------------------
March 22, 2000                       A                  AA                     Aa3                    AA-
May 10, 2000 (1)                     A                  AA                     Aa3                    AA-
------------------------------------------------------------------------------------------------------------------

(1) A. M. Best has placed the Company's rating under review with developing implications. Duff & Phelps Credit Rating Company has placed the Company's rating on "Rating Watch-Uncertain". Moody's Investors Service has the Company's rating on review, direction uncertain. Standard & Poor's has the Company's rating on Credit Watch with developing implications.

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

                                       AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                       ----------------------------------------
                                                        (Registrant)



May 11, 2000                     By /s/ Deborah Koltenuk
-----------                         --------------------------------------------
  (Date)                            Deborah Koltenuk
                                    Vice President, Corporate Controller and
                                    Assistant Treasurer
                                    (Chief Accounting Officer)