Form 10-Q
period 2000-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2000-08-10
CIK 837010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000   Commission file number   33-23376
                               -------------                            --------

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Connecticut                                         71-0294708
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  151 Farmington Avenue, Hartford, Connecticut                06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code        (860) 273-0123
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

                               Yes  X           No
                                  -----            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
Title of Class                                                at July 31, 2000
--------------                                                ----------------
Common Stock, par value $50                                         55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                                TABLE OF CONTENTS
                                -----------------

                                                                                                   PAGE
                                                                                                   ----
 PART I.        FINANCIAL INFORMATION  (Unaudited)

 Item 1.        Financial Statements:
                   Consolidated Statements of Income..........................................       3
                   Consolidated Balance Sheets................................................       4
                   Consolidated Statements of Changes in Shareholder's Equity.................       5
                   Consolidated Statements of Cash Flows......................................       6
                   Condensed Notes to Consolidated Financial Statements.......................       7
                Independent Auditors' Review Report...........................................      14

 Item 2.        Management's Analysis of the Results of Operations............................      15


PART II.        OTHER INFORMATION

 Item 1.        Legal Proceedings.............................................................      23

 Item 5.        Other Information.............................................................      24

 Item 6.        Exhibits and Reports on Form 8-K..............................................      24

Signature      ...............................................................................      25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                       Consolidated Statements of Income
                                   (millions)


                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                            -------------------------------       -------------------------------
                                                                2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------

Revenue:
  Premiums                                                        $ 39.3             $ 18.8             $ 75.3             $ 42.4
  Charges assessed against policyholders                           115.1               95.6              231.1              184.5
  Net investment income                                            221.3              218.4              449.6              438.2
  Net realized capital (losses) gains                               (3.0)               0.9              (11.9)               5.7
  Other income                                                      36.6               33.2               73.5               62.4
                                                            ------------       ------------       ------------      -------------
Total revenue                                                      409.3              366.9              817.6              733.2

Benefits and expenses:
  Current and future benefits                                      197.3              179.4              398.5              362.2
  Operating expenses:
    Salaries and related benefits                                   47.6               37.3               91.7               72.7
    Other                                                           51.0               51.2              106.3              101.1
  Amortization of deferred policy acquisition costs                 28.4               26.8               59.6               51.7
                                                            ------------       ------------       ------------      -------------
Total benefits and expenses                                        324.3              294.7              656.1              587.7

                                                            ------------       ------------       ------------      -------------
Income from continuing operations before income taxes               85.0               72.2              161.5              145.5

  Income taxes                                                      28.1               23.7               53.2               47.8
                                                            ------------       ------------       ------------      -------------

Income from continuing operations                                   56.9               48.5              108.3               97.7
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                              1.6                1.4                3.2                2.7
                                                            ------------       ------------       ------------      -------------

Net income                                                        $ 58.5             $ 49.9             $111.5             $100.4
                                                            ============       ============       ============      =============

See Condensed Notes to Consolidated Financial Statements.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                          Consolidated Balance Sheets
                         (millions, except share data)

                                                                     June 30,          December 31,
                                                                       2000                1999
                                                                ----------------     ----------------
Assets
------
Investments:
  Debt securities available for sale, at fair value
   (amortized cost: $11,408.9 and $11,657.9)                           $11,167.3            $11,410.1
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $110.2 and $134.7)                105.9                130.9
    Investment in affiliated mutual funds (cost: $60.9 and $63.5)           63.2                 64.1
    Common stock (cost: $6.2 and $6.7)                                      13.9                 11.5
  Short-term investments                                                    15.3                 74.2
  Mortgage loans                                                             4.6                  6.7
  Policy loans                                                             325.9                314.0
  Other investments                                                         13.4                 13.2
                                                                ----------------     ----------------
Total investments                                                       11,709.5             12,024.7

  Cash and cash equivalents                                                892.1                694.4
  Short-term investments under securities loan agreement                   644.8                232.5
  Accrued investment income                                                144.9                150.7
  Premiums due and other receivables                                       379.0                298.3
  Reinsurance recoverable                                                3,014.1              3,001.2
  Deferred income taxes                                                    119.1                150.4
  Deferred policy acquisition costs                                      1,129.1              1,046.4
  Other assets                                                              74.2                 96.5
  Separate Accounts assets                                              40,129.6             38,692.6
                                                                ----------------     ----------------
Total assets                                                           $58,236.4            $56,387.7
                                                                ================     ================
Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
  Future policy benefits                                                $3,900.9            $ 3,850.4
  Unpaid claims and claim expenses                                          41.0                 27.3
  Policyholders' funds left with the Company                            10,814.2             11,121.7
                                                                ----------------     ----------------
Total insurance reserve liabilities                                     14,756.1             14,999.4
  Payables under securities loan agreement                                 644.8                232.5
  Current income taxes                                                      32.8                 14.7
  Other liabilities                                                      1,177.4              1,062.8
  Separate Accounts liabilities                                         40,129.6             38,692.6
                                                                ----------------     ----------------
Total liabilities                                                       56,740.7             55,002.0
                                                                ----------------     ----------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
    authorized; 55,000 shares issued and outstanding)                        2.8                  2.8
  Paid-in capital                                                          431.9                431.9
  Accumulated other comprehensive loss                                     (45.7)               (44.8)
  Retained earnings                                                      1,106.7                995.8
                                                                ----------------     ----------------
Total shareholder's equity                                               1,495.7              1,385.7
                                                                ----------------     ----------------

Total liabilities and shareholder's equity                             $58,236.4            $56,387.7
                                                                ================     ================

See Condensed Notes to Consolidated Financial Statements.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ----------     ----------

Shareholder's equity, beginning of period                              $1,385.7       $1,394.4

Comprehensive income:
  Net income                                                              111.5          100.4
  Other comprehensive income (loss), net of tax:
    Unrealized losses on securities (($1.4) and ($154.4)
      pretax)(1)                                                           (0.9)        (100.4)
                                                                     ----------     ----------
Total comprehensive income                                                110.6            0.0
                                                                     ----------     ----------

Other changes                                                               0.9            0.3

Common stock dividends                                                     (1.5)         (14.5)
                                                                     ----------     ----------

Shareholder's equity, end of period                                    $1,495.7       $1,380.2
                                                                     ==========     ==========

(1)Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                     Consolidated Statements of Cash Flows
                                   (millions)

                                                                            Six Months Ended June 30,
                                                                           -------------------------
                                                                              2000           1999
                                                                           ----------     ----------

Cash Flows from Operating Activities:
  Net income                                                                  $ 111.5        $ 100.4
  Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
    Net accretion of discount on investments                                    (19.9)         (12.5)
    Amortization of deferred gain on sale                                        (3.2)          (2.7)
    Net realized capital losses (gains)                                          11.9           (5.7)
    Changes in assets and liabilities:
      Decrease in accrued investment income                                       5.8            7.5
      Decrease in premiums due and other receivables                              8.0           34.8
      Increase in policy loans                                                  (11.9)          (6.5)
      Increase in deferred policy acquisition costs                             (82.7)         (73.2)
      Net increase in universal life account balances                            13.4           64.9
      Increase (decrease) in other insurance reserve liabilities                 55.6          (72.6)
      Increase (decrease) in other liabilities and other assets                  27.5          (45.9)
      Increase (decrease) in income taxes                                        48.5         (275.3)
                                                                           ----------     ----------
Net cash provided by (used for) operating activities                            164.5         (286.8)
                                                                           ----------     ----------

Cash Flows from Investing Activities:
    Proceeds from sales of:
      Debt securities available for sale                                      6,177.7        2,055.6
      Equity securities                                                          54.7           61.6
      Mortgage loans                                                              2.1            2.3
    Investment maturities and collections of:
      Debt securities available for sale                                        339.4          679.4
      Short-term investments                                                     50.5           54.2
    Cost of investment purchases in:
      Debt securities available for sale                                     (6,255.2)      (2,330.1)
      Equity securities                                                         (14.1)          (4.1)
      Short-term investments                                                    (17.0)         (35.9)
    Decrease in property and equipment                                            3.6            7.0
    Other, net                                                                   (3.2)           5.1
                                                                           ----------     ----------
Net cash provided by investing activities                                       338.5          495.1
                                                                           ----------     ----------

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                     910.3        1,117.7
    Withdrawals of investment contracts                                      (1,229.2)        (879.8)
    Dividends paid to shareholder                                                (1.5)        (220.5)
    Other, net                                                                   15.1           67.2
                                                                           ----------     ----------
Net cash (used for) provided by financing activities                           (305.3)          84.6
                                                                           ----------     ----------

Net increase in cash and cash equivalents                                       197.7          292.9
Cash and cash equivalents, beginning of period                                  694.4          629.4
                                                                           ----------     ----------

Cash and cash equivalents, end of period                                      $ 892.1        $ 922.3
                                                                           ==========     ==========

Supplemental cash flow information:
      Income taxes paid, net                                                   $ 4.7        $ 287.8
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

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

              Condensed Notes to Consolidated Financial Statements

1)   Basis of Presentation
     ---------------------

     The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, Inc. (collectively, the "Company"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"). HOLDCO is a wholly owned subsidiary of Aetna Retirement Services, Inc., whose ultimate parent is Aetna Inc. ("Aetna"). On June 30, 2000 HOLDCO contributed Aetna Investment Services, Inc. ("AISI") to the Company. (Refer to note 2). The Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. The contribution of IA Holdco to the Company, which occurred on July 1, 1999, and the contribution of AISI to the Company were each accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of IA Holdco and AISI. Certain reclassifications have been made to 1999 financial information to conform to the 2000 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ALIAC's 1999 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

2)   Contribution of AISI from HOLDCO
     --------------------------------

     On June 30, 2000, HOLDCO contributed AISI to the Company. AISI is registered with the Securities Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. It is also registered with the appropriate state securities authorities as a broker/dealer. The principal operation of AISI is the sale of fixed and variable annuities and mutual funds through its registered representatives.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

3)   Recent Developments
     -------------------

     Agreement to sell Aetna Financial Services and Aetna International

     On July 20, 2000, Aetna announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement and in an integrated transaction, Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

     Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. Aetna expects that it will incur certain costs associated with the definitive agreement with ING related to the consummation of the transaction and such costs may be material to Aetna and the Company. The full impact of the sale to ING on the Company's financial position and results of operations cannot be determined at this time.

4)   New Accounting Standard
     -----------------------

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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

5)   Future Accounting Standard
     --------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, these standards are effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

6)   Additional Information - Accumulated Other Comprehensive (Loss) Income
     ----------------------------------------------------------------------

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized losses on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                     Six Months Ended June 30,
      (Millions)                                                                       2000             1999
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding gains (losses) arising during the period(1)                   $ 4.3           $ (88.6)
     Less:  reclassification adjustments for amortization of net investment
       discounts and gains included in net income(2)                                    5.2              11.8
     ----------------------------------------------------------------------------------------------------------------
     Net unrealized losses on securities                                              $(0.9)          $(100.4)
     ================================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $6.6 million and $(136.3) million for 2000 and 1999, respectively.
(2) Pretax reclassification adjustments for amortization of net investment discounts and gains included in net income for the period were $8.0 million and $18.1 million for 2000 and 1999, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7)   Segment Information
     -------------------

     Summarized financial information for the Company's principal operations for the three months ended June 30, was as follows:

                                                                   Investment
                                                     Financial     Management     Discontinued
     (Millions)                                     Products(1)    Services(1)    Operations(1)   Other(1)         Total
     -----------------------------------------------------------------------------------------------------------------------
     2000
     Revenues from external customers                $   169.5       $   34.6      $       -       $(13.1)     $   191.0
     Net investment income                               219.7            0.6              -          1.0          221.3
     -----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       losses                                        $   389.2       $   35.2      $       -       $(12.1)     $   412.3
     =======================================================================================================================

     Operating earnings(2)                           $    51.8       $    9.1      $       -       $ (1.9)     $    59.0
     Realized capital losses, net of tax                  (2.1)             -              -            -           (2.1)
     -----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations             49.7            9.1              -         (1.9)          56.9
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                 -             -             1.6            -            1.6
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                               $    49.7       $    9.1      $     1.6       $ (1.9)     $    58.5
     =======================================================================================================================
     1999
     Revenues from external customers                $   130.7       $   28.4      $       -       $(11.5)     $   147.6
     Net investment income                               217.3            0.3              -          0.8          218.4
     -----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       gains                                         $   348.0       $   28.7      $       -       $(10.7)     $   366.0
     =======================================================================================================================

     Operating earnings(2)                           $    48.0       $    6.9      $       -       $ (7.0)     $    47.9
     Realized capital gains, net of tax                    0.6              -              -                         0.6
     -----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations             48.6            6.9              -         (7.0)          48.5
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                 -              -            1.4            -            1.4
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                               $    48.6       $    6.9      $     1.4       $ (7.0)     $    49.9
     =======================================================================================================================

(1) Financial Products include: deferred and immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and an affiliate's separate accounts ; and trustee, administrative and other fiduciary services to retirement plans. Discontinued Operations include life insurance products. Other includes consolidating adjustments and Year 2000 costs of $4.9 million in 1999.
(2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7)   Segment Information (Continued)
     -------------------

     Summarized financial information for the Company's principal operations for the six months ended June 30, was as follows:

                                                                   Investment
                                                     Financial     Management     Discontinued
     (Millions)                                     Products(1)    Services(1)    Operations(1)   Other(1)         Total
     -----------------------------------------------------------------------------------------------------------------------
     2000
     Revenues from external customers                $   337.2       $   67.8      $       -       $(25.1)     $   379.9
     Net investment income                               446.4            1.2              -          2.0          449.6
     -----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       (losses) gains                                $   783.6       $   69.0      $       -       $(23.1)     $   829.5
     =======================================================================================================================

     Operating earnings (2)                          $   103.2        $  16.5      $       -       $ (3.7)     $   116.0
     Realized capital (losses) gains, net of tax          (7.8)           0.1              -            -           (7.7)
      -----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations             95.4           16.6              -         (3.7)         108.3
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                 -             -             3.2            -            3.2
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                               $    95.4       $   16.6      $     3.2       $ (3.7)     $   111.5
     =======================================================================================================================
     1999
     Revenues from external customers                $   254.9       $   56.6      $       -       $(22.2)     $   289.3
     Net investment income                               436.0            0.6              -          1.6          438.2
     -----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding realized capital
       gains                                         $   690.9       $   57.2      $       -       $(20.6)     $   727.5
      =======================================================================================================================

     Operating earnings (2)                          $    94.6       $   13.6      $       -       $(14.2)     $    94.0
     Realized capital gains, net of tax                    3.7              -              -            -            3.7
     -----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                    98.3           13.6              -        (14.2)          97.7
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                 -              -            2.7            -            2.7
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                               $    98.3       $   13.6      $     2.7       $(14.2)     $   100.4
     =======================================================================================================================

(1) Financial Products include: deferred and immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and an affiliate's separate accounts ; and trustee, administrative and other fiduciary services to retirement plans. Discontinued Operations include life insurance products. Other includes consolidating adjustments and Year 2000 costs of $10.4 million in 1999.
(2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of \Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

8)   Commitments and Contingent Liabilities
     --------------------------------------

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of June 30, 2000, there were no such off-balance sheet commitments.

     Litigation

     In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. The Company is a defendant in two such lawsuits.

     A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

     A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

8)   Commitments and Contingent Liabilities (continued)
     --------------------------------------------------

     The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

9)   Dividends
     ---------

     During 2000, the Company paid $1.5 million in dividends to HOLDCO, which did not require approval from the Insurance Commissioner of the State of Connecticut.

     On July 26, 2000, a distribution was declared in an amount up to $8.5 million, payable no later than October 3, 2000 to HOLDCO.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 3, 2000

Item 2.     Management's Analysis of the Results of Operations

The following analysis presents a review of the Company for the three month and six month periods ended June 30, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 1999 Annual Report on Form 10-K.

Overview

Recent Developments

On July 20, 2000, Aetna Inc. ("Aetna"), the ultimate parent of the Company, announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement and in an integrated transaction, Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. Aetna expects that it will incur certain costs associated with the definitive agreement with ING upon consummation of the transaction and such costs may be material to Aetna and the Company. The full impact of the sale to ING on the Company's financial position and results of operations cannot be predicted at this time.

Consolidated Results

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Financial Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements.

Results of discontinued operations for the three and six months ended June 30, 2000 and 1999 consist of the recognized portion of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. Refer to "Discontinued Operations" in this report and to Note 3 of Notes to the Consolidated Financial Statements and "Overview" in ALIAC's 1999 Annual Report on Form 10-K.

Item 2. Management's Analysis of the Results of Operations (continued) Overview (continued)

On June 30, 2000, HOLDCO contributed AISI to the Company. AISI is registered with the Securities Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. It is also registered with the appropriate state securities authorities as a broker/dealer. The principal operation of AISI is the sale of fixed and variable annuities and mutual funds through its registered representatives. The contribution of AISI to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of HOLDCO. AISI's financial results are included in the Financial Products segment.

On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The contribution of IA Holdco to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of IA Holdco.

Continuing Operations

Income from continuing operations increased $8 million for the three months ended June 30, 2000 compared to the corresponding period in 1999. Income from continuing operations includes Year 2000 costs of $5 million in 1999. Excluding net realized capital losses of $2 million in 2000 and net realized capital gains of $1 million in 1999, earnings from continuing operations for the three months ended June 30, 2000 increased $11 million, or 23%, compared to the same period in 1999.

Income from continuing operations increased $11 million for the six months ended June 30, 2000 compared to the corresponding period in 1999. Income from continuing operations includes Year 2000 costs of $10 million in 1999. Excluding net realized capital losses of $8 million in 2000 and net realized capital gains of $4 million in 1999, earnings from continuing operations for the six months ended June 30, 2000 increased $22 million, or 23%, compared to the same period in 1999.

The increase in earnings for the three and six month periods ended June 30, 2000 primarily reflects an increase in charges assessed against policyholders from higher levels of assets under management and administration partially offset by higher salaries and related benefits.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to June 30, 1999, assets under management and administration at June 30, 2000 increased 24% primarily due to appreciation in the stock market, new investment advisory and administrative contracts (including approximately $3 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits (i.e., deposits less surrenders). Assets under management and administration for continuing operations are shown in the table below. Certain assets under management are reported for both the Financial Products and the Investment Management Services segments, because each segment reports a different component of the revenue generated from this particular group of assets. This group of assets must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.

Item 2. Management's Analysis of the Results of Operations (continued) Overview (continued)

(Millions)                                                                  June 30, 2000        June 30, 1999
------------------------------------------------------------------------------------------------------------------
Assets under management:
  Financial Products                                                         $ 56,220.4            $48,568.9
  Investment Management Services(1)                                            56,470.3             51,329.7
  Consolidating adjustment(2)                                                 (36,605.3)           (35,538.7)
------------------------------------------------------------------------------------------------------------------
       Total - assets under management(3)(4)                                 $ 76,085.4            $64,359.9
------------------------------------------------------------------------------------------------------------------
Assets under administration:(5)
  Financial Products                                                            8,512.1              3,729.4
------------------------------------------------------------------------------------------------------------------
Assets under management and administration                                   $ 84,597.5            $68,089.3
==================================================================================================================

(1) Includes $6,893.0 million and $7,484.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of June 30, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment.)
(2) Assets under management reported in both the Financial Products and Investment Management Services segments must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.
(3) Includes $15,324.1 million and $9,699.8 million at June 30, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Excludes net unrealized capital losses of $241.6 million at June 30, 2000 and net unrealized capital gains of $2.6 million at June 30, 1999 on assets invested through annuities with fixed options.
(5) Represents assets for which the Company provides administrative services only.

For continuing operations, salaries and related benefits in the three and six month periods ended June 30, 2000 increased 28% and 26%, respectively, over the corresponding periods in 1999. These increases primarily reflect higher staffing levels, which are attributable to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Compared to the same periods in 1999, other operating expenses for the three months ended June 30, 2000 remained approximately the same and those for the six months ended June 30, 2000 increased 5%. For the three and six month periods ended June 30, 1999, other operating expenses include Year 2000 costs, before tax, of approximately $8 million and $16 million, respectively. Year 2000 costs for 1999 are not allocated to the Company's segments.

Outlook

Refer to "Forward-Looking Information/Risk Factors" in this Report and "Overview-Outlook" and "Forward-Looking Information/Risk Factors" in ALIAC's 1999 Annual Report on Form 10-K.

Item 2.     Management's Analysis of the Results of Operations (continued)

Financial Products

Operating Summary

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                            --------------------------------------------------------------
(Millions)                                                       2000            1999            2000             1999
--------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                  $     39.3     $     18.8      $     75.3      $     42.4
Charges assessed against policyholders                             115.1           95.6           231.1           184.5
Net investment income                                              219.7          217.3           446.4           436.0
Net realized capital (losses) gains                                 (3.1)           0.9           (12.1)            5.7
Other income                                                        15.1           16.3            30.8            28.0
--------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                386.1          348.9           771.5           696.6
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                        197.3          179.4           398.5           362.2
Operating expenses:
    Salaries and related benefits                                   40.7           31.6            77.3            61.2
    Other                                                           49.4           42.3           101.2            81.7
Amortization of deferred policy acquisition costs                   25.4           23.4            53.8            45.8
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                  312.8          276.7           630.8           550.9
--------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                          73.3           72.2           140.7           145.7
Income taxes                                                        23.6           23.6            45.3            47.4
--------------------------------------------------------------------------------------------------------------------------
      Net income (2)                                          $     49.7     $     48.6      $     95.4      $     98.3
==========================================================================================================================
Net realized capital (losses) gains, net of tax
 (included above)                                             $     (2.1)    $      0.6      $     (7.8)     $      3.7
==========================================================================================================================
Deposits (not included in premiums above)
    Annuities - fixed options                                 $    362.2     $    449.1      $    814.6      $    994.3
    Annuities - variable options                                 1,158.1        1,061.0         2,482.2         2,545.1
--------------------------------------------------------------------------------------------------------------------------
    Total - deposits                                          $  1,520.3     $  1,510.1      $  3,296.8      $  3,539.4
==========================================================================================================================
Assets under management
    Annuities - fixed options  (3)                                                           $ 12,355.4      $ 12,550.8
    Annuities - variable options (4)                                                           36,786.5        29,499.5
--------------------------------------------------------------------------------------------------------------------------
       Subtotal - annuities                                                                    49,141.9        42,050.3
    Plan sponsored and other                                                                    7,078.5         6,518.6
--------------------------------------------------------------------------------------------------------------------------
    Total assets under management (5)                                                          56,220.4        48,568.9
Assets under administration  (6)                                                                8,512.1         3,729.4
--------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                             $ 64,732.5      $ 52,298.3
==========================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $26.9 million for the three months ended June 30, 2000, $16.3 million for the three months ended June 30, 1999, $55.2 million for the six months ended June 30, 2000 and $38.0 million for the six months ended June 30, 1999.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Excludes net unrealized capital losses of $241.6 million at June 30, 2000 and net unrealized capital gains of $2.6 million at June 30, 1999.
(4) Includes $15,324.1 million and $9,699.8 million at June 30, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Includes $36,605.3 million and $35,538.7 million at June 30, 2000 and 1999, respectively, of assets under management that are also reported in the Investment Management Services segment (Refer to "Overview-Continuing Operations").
(6) Represents assets for which the Company provides administrative services only.

Financial Products' net income for the three months ended June 30, 2000 increased $1 million compared to the corresponding period in 1999. Excluding net realized capital gains or losses, results for the three months ended June 30, 2000 increased $4 million, or 8%, compared to the corresponding period in 1999.

Item 2. Management's Analysis of the Results of Operations. (continued) Financial Products (continued)

Net income for the six months ended June 30, 2000 decreased $3 million compared to the same period in 1999. Excluding net realized capital gains and losses, results for the six months ended June 30, 2000 increased $9 million, or 9%, compared to the first six months of 1999.

This increase in earnings for both the three and six month periods ended June 30, 2000 primarily reflects an increase in charges assessed against policyholders and other income offset by an increase in salaries and related benefits.

Substantially all of the charges assessed against policyholders and other income reported for the segment are calculated based on assets under management and administration. Compared to June 30, 1999, assets under management and administration at June 30, 2000 increased 24% primarily due to appreciation in the stock market, new investment advisory and administration contracts (including approximately $3.0 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits (i.e., deposits less surrenders). Deposits for the six months ended June 30, 2000 decreased 7% compared to the corresponding period in 1999 primarily because deposits for the first three months of 1999 reflected plan assets of a large new case. Excluding this large case, deposits for the six months ended June 30, 2000 would have increased 15% compared to the corresponding period in 1999.

Salaries and related benefits in the three and six month periods ended June 30, 2000 increased 29% and 26%, respectively, over the corresponding periods in 1999. These increases, primarily reflect higher staffing levels, which are attributable to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Compared to the same periods in 1999, other operating expenses for the three and six months ended June 30, 2000 increased 17% and 24%, respectively, primarily because of business growth. These increases for other operating expenses are higher than the corresponding changes for other operating expenses discussed in "Overview/Continuing Operations" because Year 2000 costs for 1999 are not allocated to the Financial Products segment. Despite these increases, annuity operating expenses as a percentage of assets under management decreased as of June 30, 2000 compared June 30, 1999.

Of the $12.4 billion and $12.6 billion of fixed annuity assets under management at June 30, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.4% for the six months ended June 30, 2000 and 1999, respectively, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.7% and 7.6% for six months ended June 30, 2000 and 1999, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.2% and 6.4% for the six months ended June 30, 2000 and 1999, respectively, and the average annualized credited rate on experience-rated investment contracts was 5.6% for both periods. The resulting annualized interest margins on fully guaranteed investment contracts were 1.3% and 1.0%, and on experience-rated investment contracts were 2.1% and 2.0 % for the six months ended June 30, 2000 and 1999, respectively.

Item 2.     Management's Analysis of the Results of Operations (continued)

Investment Management Services

Operating Summary

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                            --------------------------------------------------------------
(Millions)                                                       2000            1999            2000             1999
--------------------------------------------------------------------------------------------------------------------------
Net investment income                                         $      0.6     $      0.3      $      1.2      $      0.6
Net realized capital gains                                           0.1              -             0.2               -
Other income(1)                                                     34.6           28.4            67.8            56.6
--------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                 35.3           28.7            69.2            57.2
Operating expenses:
  Salaries and related benefits                                      7.0            5.7            14.5            11.5
  Other                                                             13.7           12.1            28.2            24.1
--------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                          14.6           10.9            26.5            21.6
Income taxes                                                         5.5            4.0             9.9             8.0
--------------------------------------------------------------------------------------------------------------------------
      Net income(2)                                           $      9.1     $      6.9      $     16.6      $     13.6
==========================================================================================================================
Net realized capital gains, net of tax (included above)       $        -     $        -      $      0.1      $        -
==========================================================================================================================
Assets under management:
  Retail mutual funds                                                                        $  1,565.0      $    649.0
  Plan sponsored(3)                                                                            16,260.5        13,076.3
  Collateralized bond obligations and other                                                     2,039.5         2,065.7
--------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                              $ 19,865.0      $ 15,791.0
--------------------------------------------------------------------------------------------------------------------------
  Invested through products of the Financial Products
    segment(4)
     Variable annuity mutual funds                                                           $ 17,530.7      $ 16,803.2
     Fixed annuities(5)                                                                        12,355.4        12,550.8
     Plan sponsored and other                                                                   6,719.2         6,184.7
--------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                              $ 36,605.3      $ 35,538.7
--------------------------------------------------------------------------------------------------------------------------
Total assets under management                                                                $ 56,470.3      $ 51,329.7
==========================================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Includes $6,893.0 million and $7,484.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of June 30, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment.)
(4) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Financial Products segment.
(5) Excludes net unrealized capital losses of $241.6 million at June 30, 2000 and net unrealized capital gains of $2.6 million at June 30, 1999.

For the Investment Management Services segment, net income excluding realized capital gains in 2000, increased $2 million, or 32%, for the three months ended June 30, 2000 and $3 million, or 21%, for the six months ended June 30, 2000 compared to the same periods in 1999. The increases in earnings for the three and six month periods ended June 30, 2000 primarily reflects an increase in investment advisory fees offset by higher operating expenses.

Investment advisory fees are calculated based on assets under management. The increase in advisory fee income is due to higher levels of assets under management. At June 30, 2000, assets under management increased 10% over those reported as of June 30, 1999. This increase was primarily due to appreciation in the stock market and to a lessor extent additional net sales.

The increase in operating expenses for the three and six months ended June 30, 2000, compared to the same periods in 1999, reflects business growth.

Item 2.     Management's Analysis of the Results of Operations. (continued)

Discontinued Operations - Domestic Individual Life Insurance

Results of discontinued operations consist solely of the deferred gain recognized from the sale of the domestic individual life insurance business on October 1, 1998. The after-tax gain recognized during the three months ended June 30, 2000 and 1999 was $1.6 million and $1.4 million, respectively. The after-tax gain recognized during the six months ended June 30, 2000 and 1999 was $3.2 million and $2.7 million, respectively.

Individual life insurance coverage in force was approximately $40 billion at June 30, 2000. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Notes to the Consolidated Financial Statement in the Company's 1999 Annual Report on Form 10-K.


General Account Investments

The Company's invested assets were comprised of the following:

   (Millions)                                                          June 30, 2000            December 31, 1999
   -------------------------------------------------------------------------------------------------------------------
   Debt securities, available for sale, at fair value                 $    11,167.3             $    11,410.1
   Equity securities, at fair value:
       Nonredeemable preferred stock                                          105.9                     130.9
       Investment in affiliated mutual funds                                   63.2                      64.1
       Common stock                                                            13.9                      11.5
   Short-term investments                                                      15.3                      74.2
   Mortgage loans                                                               4.6                       6.7
   Policy loans                                                               325.9                     314.0
   Other investments                                                           13.4                      13.2
   -------------------------------------------------------------------------------------------------------------------
       Total Investments                                              $    11,709.5             $    12,024.7
   ===================================================================================================================

Debt Securities

At June 30, 2000 and December 31, 1999, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. For the same periods, $8.7 billion, or 78% of total debt securities, and $8.9 billion, or 78% of total debt securities, respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of $242 million and $248 million at June 30, 2000 and December 31, 1999, respectively. Of the total net unrealized capital losses at June 30, 2000, a net unrealized capital loss of $178 million relates to assets supporting experience-rated contracts.

Item 2. Management's Analysis of the Results of Operations (continued) General Account Investments (continued)

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at June 30, 2000 and December 31, 1999 was AA-.

The percentage of total debt securities by quality rating category is as follows:

                                             June 30, 2000              December 31, 1999
------------------------------------------------------------------------------------------------
AAA                                                50.0%                        48.4%
AA                                                  9.1                          9.5
A                                                  24.7                         24.5
BBB                                                10.0                         11.1
BB                                                  2.4                          2.5
B and Below                                         3.8                          4.0
------------------------------------------------------------------------------------------------
   Total                                          100.0%                       100.0%
================================================================================================

The percentage of total debt securities by market sector is as follows:

                                                                            June 30, 2000           December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                                         40.2%                    40.6%
Residential Mortgage-Backed Securities                                            27.4                     23.9
Foreign Securities (1)                                                            10.4                     11.4
Commercial/Multi-family Mortgage-Backed Securities                                 9.5                      8.6
Asset-Backed Securities                                                            6.4                      6.1
U.S. Treasuries/Agencies                                                           6.1                      9.4
-------------------------------------------------------------------------------------------------------------------------
  Total                                                                          100.0%                   100.0%
=========================================================================================================================

(1) Primarily U.S. dollar denominated

Forward-Looking Information/Risk Factors

The "Forward-Looking Information/Risk Factors" portion of ALIAC's 1999 Annual Report on Form 10-K and report on Form 10-Q for the quarterly period ended March 31, 2000 and the discussion below contain a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to Aetna's pending transaction with ING. Aetna's ability to complete the pending transaction with ING is subject to, among other things, receipt of required shareholder, regulatory and other consents and approvals, receipt of an investment grade debt rating of either at least BBB from Standard & Poor's or Baa2 from Moody's Investors Service for the standalone health company (which will be influenced by the results of Aetna's health business prior to the closing of the ING transaction) and the satisfaction of the other closing conditions specified in the transaction

Item 2. Management's Analysis of the Results of Operations (continued) Forward-Looking Information/Risk Factors (continued)

documents. Aetna cannot control the timing or outcome of these consents and approvals or certain of these other matters, which could be delayed for a variety of reasons related and unrelated to the transaction itself. For a description of risk factors that may materially affect the results of Aetna's health business prior to the closing of the ING transaction, please see the risk factors contained in Aetna's 1999 report on Form 10-K and Aetna's reports on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 filed with the SEC.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. The Company is a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

Item 5.     Other Information.

Ratings

The Company's financial strength ratings at May 10, 2000 and August 9, 2000 are as follows:

                                                                    Rating Agencies
                               -----------------------------------------------------------------------------------
                                                                        Moody's Investors          Standard &
                                   A.M. Best           Fitch                 Service                 Poor's
------------------------------------------------------------------------------------------------------------------
May 10, 2000                         A                  AA                     Aa3                    AA-
August 9, 2000 (1)                   A                  AA                     Aa3                    AA-
------------------------------------------------------------------------------------------------------------------

(1) As a result of Aetna's announcement that it had reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING, A. M. Best has placed the Company's rating under review with positive implications; Fitch has placed the Company's rating on watch, positive; Moody's Investors Service has placed the Company's rating on review, upgrade; and Standard & Poor's has placed the Company's rating on CreditWatch positive.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                            Agreement and Plan of Restructuring and Merger, dated as of July 19, 2000, among Aetna, ING America Insurance Group Holdings, Inc., ANB Acquisition Corp. and, for limited purposes only, ING Groep N.V., incorporated herein by reference to Exhibit
                            2.1 to Aetna Inc.'s Form 10-Q filed on August 4,
                            2000.

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


                                        AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                        ----------------------------------------
                                                      (Registrant)



    August 10, 2000                     By  /s/  Deborah Koltenuk
----------------------                  ----------------------------------------
      (Date)                            Deborah Koltenuk
                                        Vice President, Corporate Controller and
                                        Assistant Treasurer
                                       (Chief Accounting Officer)