Form 10-Q
period 2000-10-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2000-11-09
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period
ended September 30, 2000                       Commission file number   33-23376
      ------------------                                                --------

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Connecticut                                          71-0294708
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  151 Farmington Avenue, Hartford, Connecticut                    06156
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


Registrant's telephone number, including area code        (860) 273-0123
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

                           Yes     X        No
                              ---------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
Title of Class                                            At  October 31, 2000
--------------                                            --------------------
Common Stock, par value $50                                     55,000

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS
                                -----------------
                                                                                  PAGE
                                                                                  ----
PART I.           FINANCIAL INFORMATION  (Unaudited)

  Item 1.  Financial Statements:
             Consolidated Statements of Income .................................     3
             Consolidated Balance Sheets........................................     4
             Consolidated Statements of Changes in Shareholder's Equity.........     5
             Consolidated Statements of Cash Flows..............................     6
             Condensed Notes to Consolidated Financial Statements...............     7
           Independent Auditors' Review Report..................................     14

  Item 2.  Management's Analysis of the Results of Operations...................     15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................     23

  Item 5.  Other Information....................................................     24

  Item 6.  Exhibits and Reports on Form 8-K ....................................     24

Signature ......................................................................     25

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
                               (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                                            Consolidated Statements of Income
                                                       (millions)

                                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                             --------------------------------        -------------------------------
                                                                   2000          1999                      2000          1999
                                                               ------------  ------------              ------------  ------------
Revenue:
  Premiums                                                     $       41.8  $       44.2              $      117.1  $       86.6
  Charges assessed against policyholders                              119.9          98.6                     351.0         283.1
  Net investment income                                               231.9         230.6                     681.5         668.8
  Net realized capital losses                                         (11.2)        (11.1)                    (23.1)         (5.4)
  Other income                                                         44.0          20.1                     117.5          82.5
                                                               ------------  ------------              ------------  ------------
Total revenue                                                         426.4         382.4                   1,244.0       1,115.6

Benefits and expenses:
  Current and future benefits                                         199.8         201.8                     598.3         564.0
  Operating expenses:
      Salaries and related benefits                                    52.3          35.0                     144.0         107.7
      Other                                                            60.1          54.0                     166.4         155.1
  Amortization of deferred policy acquisition costs                    36.8          25.9                      96.4          77.6
                                                               ------------  ------------              ------------  ------------
Total benefits and expenses                                           349.0         316.7                   1,005.1         904.4

                                                               ------------  ------------              ------------  ------------
Income from continuing operations before income taxes                  77.4          65.7                     238.9         211.2

  Income taxes                                                         22.7          21.8                      75.9          69.6
                                                               ------------  ------------              ------------  ------------

Income from continuing operations                                      54.7          43.9                     163.0         141.6
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                                 1.5           1.4                       4.7           4.1
                                                               ------------  ------------              ------------  ------------

Net income                                                     $       56.2  $       45.3              $      167.7  $      145.7
                                                               ============  ============              ============  ============

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                      September 30,           December 31,
                                                                          2000                    1999
ASSETS                                                                -------------           ------------
Investments:
  Debt securities available for sale, at fair value
    (amortized cost: $11,193.0 and $11,657.9)                         $  11,075.8             $  11,410.1
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $107.9 and $134.7)                 101.0                   130.9
    Investment in affiliated mutual funds (cost: $13.0 and $63.5)            18.7                    64.1
    Common stock (cost: $5.6 and $6.7)                                       13.0                    11.5
  Short-term investments                                                     81.5                    74.2
  Mortgage loans                                                              4.6                     6.7
  Policy loans                                                              338.6                   314.0
  Other investments                                                          13.5                    13.2
                                                                      -----------             -----------
Total investments                                                        11,646.7                12,024.7

  Cash and cash equivalents                                                 987.3                   694.4
  Short-term investments under securities loan agreement                    753.3                   232.5
  Accrued investment income                                                 148.7                   150.7
  Premiums due and other receivables                                         97.3                   298.3
  Reinsurance recoverable                                                 3,003.4                 3,001.2
  Deferred income taxes                                                      93.7                   150.4
  Deferred policy acquisition costs                                       1,155.2                 1,046.4
  Other assets                                                              108.3                    96.5
  Separate Accounts assets                                               40,059.6                38,692.6
                                                                      -----------             -----------

Total assets                                                          $  58,053.5             $  56,387.7
                                                                      ===========             ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Future policy benefits                                              $   3,938.2             $   3,850.4
  Unpaid claims and claim expenses                                           29.3                    27.3
  Policyholders' funds left with the Company                             10,887.4                11,121.7
                                                                      -----------             -----------
Total insurance reserve liabilities                                      14,854.9                14,999.4
  Payables under securities loan agreement                                  753.3                   232.5
  Current income taxes                                                       13.3                    14.7
  Other liabilities                                                         797.9                 1,062.8
  Separate Accounts liabilities                                          40,059.6                38,692.6
                                                                      -----------             -----------
Total liabilities                                                        56,479.0                55,002.0
                                                                      -----------             -----------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                          2.8                     2.8
  Paid-in capital                                                           431.9                   431.9
  Accumulated other comprehensive loss                                      (14.5)                  (44.8)
  Retained earnings                                                       1,154.3                   995.8
                                                                      -----------             -----------
Total shareholder's equity                                                1,574.5                 1,385.7
                                                                      -----------             -----------

Total liabilities and shareholder's equity                            $  58,053.5             $  56,387.7
                                                                      ===========             ===========

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (millions)

                                                                        Nine Months Ended September 30,
                                                                      -----------------------------------
                                                                          2000                    1999
                                                                      -----------             -----------
Shareholder's equity, beginning of period                             $   1,385.7             $   1,394.5

Comprehensive income:
   Net income                                                               167.7                   145.7
   Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on securities $46.6, ($200.5)
         pretax) (1)                                                         30.3                  (130.3)
                                                                      -----------             -----------
Total comprehensive income                                                  198.0                    15.4
                                                                      -----------             -----------

Other changes                                                                 0.9                     0.5

Common stock dividends                                                      (10.1)                  (29.8)
                                                                      -----------             -----------

Shareholder's equity, end of period                                   $   1,574.5             $   1,380.6
                                                                      ===========             ===========


(1) Net of reclassification adjustments.


See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (millions)

                                                                        Nine Months Ended September 30,
                                                                     ------------------------------------
                                                                         2000                     1999
                                                                     ------------             -----------
Cash Flows from Operating Activities:
     Net income                                                       $     167.7             $     145.7
     Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
         Net accretion of discount on investments                           (25.2)                  (20.6)
         Amortization of deferred gain on sale                               (4.7)                   (4.1)
         Net realized capital losses                                         23.1                     5.4
         Changes in assets and liabilities:
                 Decrease (increase) in accrued investment income             2.0                   (11.4)
                 Decrease in premiums due and other receivables              13.2                    31.6
                 Increase in policy loans                                   (24.6)                  (16.7)
                 Increase in deferred policy acquisition costs             (108.8)                 (114.7)
                 Increase (decrease) in universal life account
                   balances                                                  21.0                  (220.5)
                 Increase in other insurance reserve liabilities             84.6                   232.1
                 Net (decrease) in other liabilities and other assets       (69.0)                  (75.5)
                 Increase (decrease) in income taxes                         36.6                  (280.1)
                                                                      -----------             -----------
Net cash provided by (used for) operating activities                        115.9                  (328.8)
                                                                      -----------             -----------
Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                            9,074.5                 4,017.1
            Equity securities                                               107.4                    89.9
            Mortgage loans                                                    2.1                     2.3
         Investment maturities and collections of:
            Debt securities available for sale                              488.0                   995.2
            Short-term investments                                           57.2                    60.6
         Cost of investment purchases in:
            Debt securities available for sale                           (9,128.6)               (4,805.5)
            Equity securities                                               (16.5)                   (9.4)
            Short-term investments                                          (89.9)                  (68.4)
         Decrease in property and equipment                                   2.9                     7.6
         Other, net                                                          (4.6)                    6.2
                                                                      -----------             -----------
Net cash provided by investing activities                                   492.5                   295.6
                                                                      -----------             -----------
Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts          1,275.1                 1,576.5
         Withdrawals of investment contracts                             (1,606.9)               (1,308.4)
         Dividends paid to shareholder                                      (10.1)                 (235.8)
         Other, net                                                          24.4                   170.4
                                                                      -----------             -----------
Net cash (used for) provided by financing activities                       (317.5)                  202.7
                                                                      -----------             -----------

Net increase in cash and cash equivalents                                   290.9                   169.5
Effect of exchange rate changes on cash and cash equivalents                  2.0                    --
Cash and cash equivalents, beginning of period                              694.4                   629.4
                                                                      -----------             -----------

Cash and cash equivalents, end of period                              $     987.3             $     798.9
                                                                      ===========             ===========


Supplemental cash flow information:
          Income taxes paid, net                                      $      39.4             $     315.6
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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

3)   RECENT DEVELOPMENTS

     AGREEMENT TO SELL AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

     On July 20, 2000, Aetna Inc. ("Aetna"), the ultimate parent of the Company, announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement, in two effectively simultaneous steps: (1) Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses; and (2) Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

     Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. An Aetna shareholders' meeting has been scheduled for November 30, 2000 to consider the transaction and certain other matters. The full impact of the sale to ING on the Company's financial position and results of operations cannot be determined at this time.

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

5)   FUTURE ACCOUNTING STANDARD

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FAS No. 125, Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

5)   FUTURE ACCOUNTING STANDARD  (continued)

     FAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard, as amended, and currently does not believe that it will have a material effect on the Company's financial position or results of operations.

6)   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                 Nine Months Ended September 30,
                                                                           ----------------------------------------
(Millions)                                                                       2000                1999
-------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                  $ 31.7            $ (120.4)
Less: reclassification adjustments for accretion of net
  investment discounts and gains included in net income (2)                         1.4                 9.9
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                      $ 30.3            $ (130.3)
===================================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $48.7 million and $(185.3) million for the nine months ended September 30, 2000 and September 30, 1999, respectively.
(2) Pretax reclassification adjustments for accretion of net investment discounts and gains included in net income for the period were $2.1 million and $15.2 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7)   SEGMENT INFORMATION

     Summarized financial information for the Company's principal operations for the three months ended September 30, was as follows:

                                                                   Investment
                                                     Financial     Management      Discontinued
     (Millions)                                    Products (1)   Services (1)    Operations (1)      Other (1)       Total
     -----------------------------------------------------------------------------------------------------------------------
     2000
     Revenues from external customers             $  182.4       $    36.4        $      --        $    (13.1)     $   205.7
     Net investment income                           230.0             0.9               --               1.0          231.9
     -----------------------------------------------------------------------------------------------------------------------

     Total revenue excluding net
      realized capital losses                     $  412.4       $    37.3        $      --        $    (12.1)     $   437.6
     =======================================================================================================================

     Operating earnings (2)                       $   55.0       $     9.2        $      --        $     (2.2)     $    62.0
     Net realized capital losses, net of tax          (7.3)             --               --                --           (7.3)
     -----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations         47.7             9.2               --              (2.2)          54.7
     Discontinued operations, net of tax:

       Amortization of deferred gain on sale            --              --              1.5                --            1.5
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                            $   47.7       $     9.2        $     1.5        $     (2.2)     $    56.2
     =======================================================================================================================
     1999
     Revenues from external customers             $  144.1       $    29.8        $      --        $    (11.0)     $   162.9
     Net investment income                           229.3             0.4               --               0.9          230.6
     -----------------------------------------------------------------------------------------------------------------------

     Total revenue excluding net realized
      capital losses                              $  373.4       $    30.2        $      --        $    (10.1)     $   393.5
     =======================================================================================================================

     Operating earnings (2)                       $   47.9       $     7.5        $      --        $     (4.3)     $    51.1
     Net realized capital losses , net of tax         (7.2)             --               --                             (7.2)
     -----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations         40.7             7.5               --              (4.3)          43.9
     Discontinued operations, net of tax:

       Amortization of deferred gain on sale            --              --              1.4                --            1.4
     -----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                            $   40.7       $     7.5        $     1.4        $     (4.3)     $    45.3
     =======================================================================================================================

     (1) Financial Products include: deferred and immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and an affiliate's separate accounts; and trustee, administrative and other services to retirement plans. Discontinued Operations include life insurance products. Other includes consolidating adjustments and Year 2000 costs of $2.6 million in 1999.

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

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

7)   SEGMENT INFORMATION (continued)

     Summarized financial information for the Company's principal operations for the nine months ended September 30, was as follows:

                                                                  Investment
                                                    Financial     Management     Discontinued
     (Millions)                                    Products (1)   Services (1)   Operations (1)   Other (1)    Total
     -----------------------------------------------------------------------------------------------------------------
     2000
     Revenues from external customers             $      519.6   $     104.2    $      --    $     (38.2)   $    585.6
     Net investment income                               676.4           2.1           --            3.0         681.5
     -----------------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
       capital (losses) gains                     $    1,196.0   $     106.3    $      --    $     (35.2)   $  1,267.1
     =================================================================================================================
     Operating earnings (2)                       $      158.1   $      25.7    $      --    $      (5.8)   $    178.0
     Net realized capital (losses)
       gains, net of tax                                 (15.1)          0.1           --             --         (15.0)
     -----------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations            143.0          25.8           --           (5.8)        163.0
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                --            --          4.7             --           4.7
     -----------------------------------------------------------------------------------------------------------------
     Net income (loss)                            $      143.0   $      25.8    $     4.7    $      (5.8)   $    167.7
     =================================================================================================================
     1999
     Revenues from external customers             $      399.1   $      86.4    $      --    $     (33.3)   $    452.2
     Net investment income                               665.2           1.0           --            2.6         668.8
     -----------------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
       capital losses                             $    1,064.3   $      87.4    $      --    $     (30.7)   $  1,121.0
     =================================================================================================================

     Operating earnings (2)                       $      142.6   $      21.1    $      --    $     (18.6)   $    145.1
     Net realized capital losses , net of tax             (3.5)           --           --             --          (3.5)
     -----------------------------------------------------------------------------------------------------------------
     Income from continuing operations                   139.1          21.1           --          (18.6)        141.6
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale                --            --          4.1             --           4.1

     -----------------------------------------------------------------------------------------------------------------
     Net income (loss)                            $      139.1   $      21.1    $     4.1    $     (18.6)   $    145.7
     =================================================================================================================

     (1) Financial Products include: deferred and immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and an affiliate's separate accounts; and trustee, administrative and other services to retirement plans. Discontinued Operations include life insurance products. Other includes consolidating adjustments and Year 2000 costs of $13.0 million in 1999.
     (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)


8)   COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of September 30, 2000, there were no such off-balance sheet commitments.

     LITIGATION

     In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. The Company has been a defendant in two such lawsuits.

     A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint sought unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claimed that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) was improper. On August 31, 2000, the Court entered an order and judgement dismissing the case. The case has been refiled as an individual action in the Alabama state court.

     A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. ALIAC has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

        Condensed Notes to Consolidated Financial Statements (continued)

8)   COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

9)   DIVIDENDS

     During 2000, the Company paid $10.1 million in dividends to HOLDCO, which did not require approval from the Insurance Commissioner of the State of Connecticut.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Life Insurance and Annuity Company:


We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statements of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
October 31, 2000

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS


The following analysis presents a review of the Company for the three month and nine month periods ended September 30, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 1999 Annual Report on Form 10-K.

OVERVIEW

Recent Developments

On July 20, 2000, Aetna, the ultimate parent of the Company, announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING in a transaction valued at approximately $7.7 billion. The Company is part of the Aetna Financial Services business and will be included in the sale to ING. Under the terms of the agreement, in two effectively simultaneous steps: (1) Aetna will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of its Aetna U.S. Healthcare and Large Case Pensions businesses; and (2) Aetna, which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING.

Aetna's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year-end 2000. An Aetna shareholders' meeting has been scheduled for November 30, 2000 to consider the transaction and certain other matters. The full impact of the sale to ING on the Company's financial position and results of operations cannot be predicted at this time.

Consolidated Results

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Financial Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements.

Results of discontinued operations for the three and nine months ended September 30, 2000 and 1999 consist of the recognized portion of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. Refer to "Discontinued Operations" in this report and to Note 3 of Notes to Consolidated Financial Statements and "Overview" in ALIAC's 1999 Annual Report on Form 10-K.

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

Continuing Operations

Income from continuing operations increased $11 million for the three months ended September 30, 2000 compared to the corresponding period in 1999. Income from continuing operations includes Year 2000 costs of $3 million in 1999. Excluding net realized capital losses of $7 million in both 2000 and 1999, earnings from continuing operations for the three months ended September 30, 2000 increased $11 million, or 21%, compared to the same period in 1999.

Income from continuing operations increased $21 million for the nine months ended September 30, 2000 compared to the corresponding period in 1999. Income from continuing operations includes Year 2000 costs of $13 million in 1999. Excluding net realized capital losses of $15 million in 2000 and $4 million in 1999, earnings from continuing operations for the nine months ended September 30, 2000 increased $33 million, or 23%, compared to the same period in 1999.

The increase in earnings for the three and nine month periods ended September 30, 2000 primarily reflects an increase in charges assessed against policyholders and other income resulting from higher levels of assets under management and administration partially offset by higher salaries and related benefits.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to September 30, 1999, assets under management and administration at September 30, 2000 increased 25% primarily due to appreciation in the stock market, new investment advisory and administrative contracts (including approximately $3 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits (i.e., deposits less surrenders).

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

(Millions)                                              September 30, 2000        September 30, 1999
-----------------------------------------------------------------------------------------------------
Assets under management:
         Financial Products                              $  56,558.4               $  48,508.7
         Investment Management Services (1)                 57,354.2                  51,421.9
         Consolidating adjustment (2)                      (36,999.5)                (35,114.5)
-----------------------------------------------------------------------------------------------------
             Total assets under  management  (3) (4)     $  76,913.1               $  64,816.1
-----------------------------------------------------------------------------------------------------
Assets under administration:  (5)
         Financial Products                                  8,654.6                   3,581.8
-----------------------------------------------------------------------------------------------------
Assets under management and administration               $  85,567.7               $  68,397.9
=====================================================================================================

(1) Includes $6,871.2 million and $7,360.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of September 30, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment.)
(2) Assets under management reported in both the Financial Products and Investment Management Services segments must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.
(3) Includes $15,439.3 million and $10,138.7 million at September 30, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(4) Excludes net unrealized capital losses of $117.2 million at September 30, 2000 and $132.1 million at September 30, 1999 on assets invested through annuities with fixed options.
(5) Represents assets for which the Company provides administrative services only.

For continuing operations, salaries and related benefits in the three and nine month periods ended September 30, 2000 increased 49% and 34%, respectively, over the corresponding periods in 1999. These increases primarily reflect higher staffing levels, which are attributable to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Compared to the same periods in 1999, other operating expenses for the three and nine month periods ended September 30, 2000 increased 11% and 7%, respectively, primarily due to business growth. For the three and nine month periods ended September 30, 1999, other operating expenses include Year 2000 costs, before tax, of approximately $4 million and $20 million, respectively. Year 2000 costs for 1999 are not allocated to the Company's segments.

Outlook

As discussed above, Aetna has agreed to sell its Aetna Financial Services business, which includes the Company, to ING. Refer to "Overview-Outlook" and "Forward-Looking Information/Risk Factors" in ALIAC's 1999 Annual Report on Form 10-K and "Forward-Looking Information/Risk Factors" in ALIAC's report on Form 10-Q for the quarter ending June 30, 2000.

FINANCIAL PRODUCTS

OPERATING SUMMARY

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       ------------------------        ----------------------------

(Millions)                                               2000             1999            2000             1999
-------------------------------------------------------------------------------------------------------------------
Premiums (1)                                           $    41.8        $  44.2        $   117.1       $    86.6
Charges assessed against policyholders                     119.9           98.6            351.0           283.1
Net investment income                                      230.0          229.3            676.4           665.2
Net realized capital losses                                (11.2)         (11.1)           (23.3)           (5.4)
Other income                                                20.7            1.3             51.5            29.4
-------------------------------------------------------------------------------------------------------------------
       Total revenue                                       401.2          362.3          1,172.7         1,058.9
-------------------------------------------------------------------------------------------------------------------
Current and future benefits                                199.8          201.8            598.3           564.0
Operating expenses:
    Salaries and related benefits                           43.4           29.1            120.7            90.2
    Other                                                   57.7           47.7            159.0           129.5
Amortization of deferred policy acquisition costs           33.7           23.3             87.5            69.1
-------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                         334.6          301.9            965.5           852.8
-------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                  66.6           60.4            207.2           206.1
Income taxes                                                18.9           19.7             64.2            67.0
-------------------------------------------------------------------------------------------------------------------
       Net income (2)                                  $    47.7       $   40.7        $   143.0       $   139.1
====================================================================================================================
Net realized capital losses, net of tax (included
above)                                                 $    (7.3)      $   (7.2)       $   (15.1)      $    (3.5)
====================================================================================================================
Deposits (not included in premiums above)
    Annuities - fixed options                          $   337.1       $  524.2        $ 1,151.7       $ 1,518.5
    Annuities - variable options                         1,095.4        1,330.3          3,577.6         3,875.4
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                     $ 1,432.5       $1,854.5        $ 4,729.3       $ 5,393.9
====================================================================================================================
Assets under management
    Annuities - fixed options  (3)                                                     $12,396.4       $12,557.2
    Annuities - variable options (4)                                                    36,649.2        29,583.0
-------------------------------------------------------------------------------------------------------------------
       Total annuities                                                                  49,045.6        42,140.2
    Plan sponsored and other                                                             7,512.8         6,368.5
-------------------------------------------------------------------------------------------------------------------
    Total assets under management (5)                                                   56,558.4        48,508.7
Assets under administration  (6)                                                         8,654.6         3,581.8
-------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                       $65,213.0       $52,090.5
====================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $29.3 million for the three months ended September 30, 2000, $15.9 million for the three months ended September 30, 1999, $84.5 million for the nine months ended September 30, 2000 and $53.9 million for the nine months ended September 30, 1999.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Excludes net unrealized capital losses of $117.2 million at September 30, 2000 and $132.1 million at September 30, 1999.
(4) Includes $15,439.3 million and $10,138.7 million at September 30, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Includes $36,999.5 million and $35,114.5 million at September 30, 2000 and 1999, respectively, of assets under management that are also reported in the Investment Management Services segment (Refer to "Overview-Continuing Operations").
(6) Represents assets for which the Company provides administrative services only.

Financial Products' net income for the three months ended September 30, 2000 increased $7 million compared to the corresponding period in 1999. Excluding net realized capital losses, results for the three months ended September 30, 2000 increased $7 million, or 15%, compared to the corresponding period in 1999.

Net income for the nine months ended September 30, 2000 increased $4 million compared to the same period in 1999. Excluding net realized capital losses, results for the nine months ended September 30, 2000 increased $16 million, or 11%, compared to the first nine months of 1999.

This increase in earnings for both the three and nine month periods ended September 30, 2000 primarily reflects an increase in charges assessed against policyholders and other income offset by an increase in salaries and related benefits.

Substantially all of the charges assessed against policyholders and other income reported for the segment are calculated based on assets under management and administration. Compared to September 30, 1999, assets under management and administration at September 30, 2000 increased 25% primarily due to appreciation in the stock market, new investment advisory and administration contracts (including approximately $3.0 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits (i.e., deposits less surrenders). Deposits for the three and nine months ended September 30, 2000 decreased 23% and 12%, respectively, compared to the corresponding periods in 1999. The decrease for the three months ended September 30, 2000 is primarily due to the inclusion of plan assets from a large new case and higher individual annuity sales resulting from a new mutual fund offering in the third quarter of 1999. In addition to the factors contributing to the three month decrease, the decrease for the nine months ended September 30, 2000 is attributable to the inclusion of plan assets from a large new case in the first quarter of 1999.

Salaries and related benefits in the three and nine month periods ended September 30, 2000 increased 49% and 34%, respectively, over the corresponding periods in 1999. These increases primarily reflect higher staffing levels, which are attributable to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities.

Compared to the same periods in 1999, other operating expenses for the three and nine months ended September 30, 2000 increased 21% and 23%, respectively, primarily because of business growth. These increases for other operating expenses are higher than the corresponding changes for other operating expenses discussed in "Overview/Continuing Operations" because Year 2000 costs for 1999 are not allocated to the Financial Products segment. Despite these increases, annuity operating expenses as a percentage of assets under management decreased as of September 30, 2000 compared to September 30, 1999.

Of the $12.4 billion and $12.6 billion of fixed annuity assets under management at September 30, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.3% for the nine months ended September 30, 2000 and 1999, respectively, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.7% and 7.6% for the nine months ended September 30, 2000 and 1999, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.2% and 6.3% for the nine months ended September 30, 2000 and 1999, respectively, and the average annualized credited rate on experience-rated investment contracts was 5.6% for both periods. The resulting annualized interest margins on fully guaranteed investment contracts were 1.3% and 1.0%, and on experience-rated investment contracts were 2.1% and 2.0% for the nine months ended September 30, 2000 and 1999, respectively.

INVESTMENT MANAGEMENT SERVICES

Operating Summary

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30                   September 30
                                                              --------------- --------------- --------------- --------------
(Millions)                                                         2000            1999            2000           1999
----------------------------------------------------------------------------------------------------------------------------
Net investment income                                         $    0.9         $   0.4           $     2.1       $     1.0
Net realized capital gains                                          -               -                  0.2             -
Other income  (1)                                                 36.4            29.8               104.2            86.4
----------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                 37.3            30.2               106.5            87.4
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
 Salaries and related benefits                                     8.9             5.9                23.3            17.5
 Other                                                            14.3            12.4                42.6            36.4
----------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                      23.2            18.3                65.9            53.9
----------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                        14.1            11.9                40.6            33.5
Income taxes                                                       4.9             4.4                14.8            12.4
----------------------------------------------------------------------------------------------------------------------------
    Net income  (2)                                           $    9.2         $   7.5           $    25.8       $    21.1
============================================================================================================================
Net realized capital gains, net of tax (included above)       $     -          $     -           $     0.1       $     -
============================================================================================================================
Assets under management:
    Retail mutual funds                                                                          $ 1,607.5       $ 1,076.4
    Plan sponsored (3)                                                                            16,724.0        13,174.5
    Collateralized bond obligations and other                                                      2,023.2         2,056.5
----------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                                  $20,354.7       $16,307.4
----------------------------------------------------------------------------------------------------------------------------
Invested through products of the Financial Products
  segment (4)
    Variable annuity mutual funds                                                                $17,450.8       $16,509.2
    Fixed annuities (5)                                                                           12,396.4        12,557.2
    Plan sponsored and other                                                                       7,152.3         6,048.1
----------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                                  $36,999.5       $35,114.5
----------------------------------------------------------------------------------------------------------------------------
Total assets under management                                                                    $57,354.2       $51,421.9
============================================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Year 2000 costs for 1999 are not allocated to segment operating expenses and, therefore, are excluded in the determination of segment net income.
(3) Includes $6,871.2 million and $7,360.0 million of assets managed for Aetna Life Insurance Company, an affiliate of the Company, as of September 30, 2000 and 1999, respectively. (Aetna Inc. reports these assets in its Large Case Pensions segment.)
(4) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Financial Products segment.
(5) Excludes net unrealized capital losses of $117.2 million at September 30, 2000 and $132.1 million at September 30, 1999.

For the Investment Management Services segment, net income excluding realized capital gains in 2000, increased $2 million, or 23%, for the three months ended September 30, 2000 and $5 million, or 22%, for the nine months ended September 30, 2000 compared to the same periods in 1999. The increases in earnings for the three and nine month periods ended September 30, 2000 primarily reflects an increase in investment advisory fees partially offset by higher operating expenses.

Investment advisory fees are calculated based on assets under management. The increase in advisory fee income is due to higher levels of assets under management. At September 30, 2000, assets under management increased 12% over those reported as of September 30, 1999. This increase was primarily due to appreciation in the stock market and, to a lessor extent, additional net sales.

The increase in operating expenses for the three and nine months ended September 30, 2000, compared to the corresponding periods in 1999, reflects business growth.

DISCONTINUED OPERATIONS - DOMESTIC INDIVIDUAL LIFE INSURANCE

Results of discontinued operations consist solely of the deferred gain recognized from the sale of the domestic individual life insurance business on October 1, 1998. The after-tax gain recognized during the three months ended September 30, 2000 and 1999 was $1.5 million and $1.4 million, respectively. The after-tax gain recognized during the nine months ended September 30, 2000 and 1999 was $4.7 million and $4.1 million, respectively.

Individual life insurance coverage in force was approximately $40 billion at September 30, 2000. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.


GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

     (Millions)                                                  September 30, 2000        December 31, 1999
     -------------------------------------------------------------------------------------------------------------------
     Debt securities, available for sale, at fair value             $ 11,075.8                $ 11,410.1
     Equity securities, at fair value:
        Nonredeemable preferred stock                                    101.0                     130.9
        Investment in affiliated mutual funds                             18.7                      64.1
        Common stock                                                      13.0                      11.5
     Short-term investments                                               81.5                      74.2
     Mortgage loans                                                        4.6                       6.7
     Policy loans                                                        338.6                     314.0
     Other investments                                                    13.5                      13.2
     -------------------------------------------------------------------------------------------------------------------
        Total Investments                                           $ 11,646.7                $ 12,024.7
     ===================================================================================================================

Debt Securities

At September 30, 2000 and December 31, 1999, the Company's carrying value of investments in debt securities represented 95% of the total general account invested assets. At September 30, 2000 and December 31, 1999, $8.6 billion, or 78% of total debt securities, and $8.9 billion, or 78% of total debt securities, respectively, supported experience-rated contracts.

Debt securities reflected net unrealized capital losses of approximately $117.2 million and approximately $247.8 million at September 30, 2000 and December 31, 1999, respectively. Of the total net unrealized capital losses at September 30, 2000, a net unrealized capital loss of $91.5 million relates to assets supporting experience-rated contracts.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at September 30, 2000 and December 31, 1999 was AA-.

The percentage of total debt securities by quality rating category is as follows:

                                September 30, 2000          December 31, 1999
--------------------------------------------------------------------------------
AAA                                  51.8%                        48.4%
AA                                    9.8                          9.5
A                                    22.4                         24.5
BBB                                  11.2                         11.1
BB                                    1.8                          2.5
B and Below                           3.0                          4.0
--------------------------------------------------------------------------------
   Total                            100.0%                       100.0%
================================================================================

The percentage of total debt securities by market sector is as follows:

                                                               September 30, 2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
U.S. Corporate Securities                                             44.4%                    40.6%
Residential Mortgage-Backed Securities                                26.5                     23.9
Commercial/Multi-family Mortgage-Backed Securities                     9.7                      8.6
U.S. Treasuries/Agencies                                               7.9                      9.4
Asset-Backed Securities                                                6.8                      6.1
Foreign Securities (1)                                                 4.7                     11.4
-----------------------------------------------------------------------------------------------------------------------
   Total                                                             100.0%                   100.0%
=======================================================================================================================

(1)  Primarily U.S. dollar denominated

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" sections of ALIAC's 1999 Annual Report on Form 10-K and reports on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 contain discussions of important risk factors related to the Company's businesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. The Company has been a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case was removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint sought unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claimed that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) was improper. On August 31, 2000, the Court entered an order and judgement dismissing the case. The case has been refiled as an individual action in the Alabama state court.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. ALIAC has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of the litigation against the Company referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, the litigation referred to in this paragraph is not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 9, 2000 and November 8, 2000 are as follows:

                                                                Rating Agencies
                                ------------------------------------------------------------------------------------
                                                                            Moody's Investors        Standard &
                                    A.M. Best              Fitch                 Service               Poor's
--------------------------------------------------------------------------------------------------------------------
August 9, 2000                          A                    AA                    Aa3                  AA-
 November 8, 2000 (1)                   A                    AA                    Aa3                  AA-
--------------------------------------------------------------------------------------------------------------------

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


                                     AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                     ----------------------------------------
                                                 (Registrant)


    NOVEMBER 9, 2000              By    /s/  Deborah Koltenuk
 ---------------------              --------------------------------
        (Date)                          Deborah Koltenuk
                                        Vice President, Corporate Controller and
                                        Assistant Treasurer
                                        (Chief Accounting Officer)