Form 10-K
period 2000-12-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2001-03-30
CIK 837010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000      Commission file number 33-23376

                    Aetna Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Connecticut                                          71-0294708
------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

   151 Farmington Avenue, Hartford, Connecticut                           06156
------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                           (ZIP Code)

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

                             Yes  __X__  No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 28, 2001, there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.

Reduced Disclosure Format:

The registrant meets the conditions set forth in General Instruction
I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 2000

                               TABLE OF CONTENTS

Form 10-K
Item No.                                             Page
---------                                            ----
                         PART I

Item 1.    Business**..............................    3
Item 2.    Properties**............................   12
Item 3.    Legal Proceedings.......................   13
Item 4.    Submission of Matters to a Vote of
           Security Holders*.......................   13

                         PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.........   13
Item 6.    Selected Financial Data*................   13
Item 7.    Management's Analysis of the Results of
           Operations**............................   13
Item 7A.   Quantitative and Qualitative Disclosure
           About Market Risk.......................   26
Item 8.    Financial Statements and Supplementary
           Data....................................   27
Item 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure..................   65

                        PART III

Item 10.   Directors and Executive Officers of the
           Registrant*.............................   65
Item 11.   Executive Compensation*.................   65
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management*..................   65
Item 13.   Certain Relationships and Related
           Transactions*...........................   65

                         PART IV

Item 14.   Exhibits, Consolidated Financial
           Statement Schedules, and Reports on Form
           8-K.....................................   65
           Index to Consolidated Financial
           Statement Schedules.....................   70
           Signatures..............................   75

  *  Item omitted pursuant to General Instruction I(2) of Form 10-K
 **  Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION OF BUSINESS

Aetna Life Insurance and Annuity Company ("ALIAC") is a Connecticut stock life insurance company, which was originally organized in 1976. ALIAC, together with its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS") is herein called the "Company". ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is ultimately owned by ING Groep N.V. ("ING").

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 1 of the Notes to Consolidated Financial Statements.

HOLDCO contributed AIS to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999 (refer to Note 2 of the Notes to Consolidated Financial Statements). As a result of the contribution of IA Holdco, the Company has two business segments: Financial Products and Investment Management Services. On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, such business was classified as Discontinued Operations. Refer to Note 3 of the Notes to Consolidated Financial Statements for further discussion on the sale.

FINANCIAL PRODUCTS

PRODUCTS AND SERVICES

The Financial Products segment includes annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, nonqualified annuity contracts and mutual funds. Annuity contracts may be deferred or immediate ("payout annuities"). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including mutual funds (both Company and nonaffiliated mutual funds), variable and fixed investment options. Financial Products includes wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Financial Products also include investment advisory services and pension plan administrative services.

INVESTMENT OPTIONS

The Financial Products segment offers customers products that contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in Company mutual funds and/or unaffiliated mutual funds. Company mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of ALIAC, and funds managed by ALIAC and subadvised by outside investment advisors. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fixed options can be either "fully-guaranteed" or "experience-rated". Fully-guaranteed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Experience-rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject to, among other things, certain minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience-rated products' investment performance does not impact the Company's consolidated results.

FEES AND INVESTMENT MARGINS

Insurance and expense charges, investment management fees and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees. In addition, where the customer selects a mutual fund managed by Aeltus as a variable funding option, Aeltus receives an advisory fee. Aeltus then pays ALIAC half of this advisory fee, which is reflected in the Financial Products segment's results. Aeltus, whose operating results are reported in the Investment Management Services' segment, records the advisory fees net of the amount it pays to ALIAC. In the case of the variable option mutual funds advised by ALIAC and subadvised by outside managers, the Company receives an investment advisory fee from the fund and pays a subadvisory fee to the fund manager. If the customer selects an unaffiliated mutual fund as a variable funding option, the Company receives distribution fees and/or expense reimbursements. For fixed funding options, the Company earns an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

The substantial portion of the Company's fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Financial Products' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $53.3 billion, $54.8 billion and $44.5 billion at December 31, 2000, 1999, and 1998, respectively.

Financial Products' assets under management include assets that are also reported in the Investment Management Services segment. Both segments report certain assets under management because they each earn a different component of revenue derived from these assets. Refer to "Overview-Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.

Approximately 94% and 95% of assets under management at December 31, 2000 and 1999, respectively, allowed for contractholder withdrawal. Approximately 86% and 85% of assets under management at December 31, 2000 and 1999, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age
59 1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

The following table summarizes assets under management for the principal customer groups of the Financial Products segment, excluding net unrealized capital gains and losses related to fair value adjustments required under Financial Accounting Standard ("FAS") No. 115. Refer to "Overview" and "Financial Products" in Management's Analysis of the Results of Operations for further discussion of assets under management.

(Millions)                                2000       1999       1998
--------------------------------------------------------------------
Corporate pensions                   $17,628.1  $16,974.9  $14,450.4
Not-for-profit organizations          22,872.6   24,721.1   19,611.5
Individuals                           12,761.7   13,116.8   10,414.1
--------------------------------------------------------------------
         Total (1)                   $53,262.4  $54,812.8  $44,476.0
--------------------------------------------------------------------

(1) Excludes net unrealized capital gains of $126.9 million at December 31, 2000, net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million at December 31, 1998.

Deposits, which are not included in premiums or revenue, are shown in the following table:

(Millions)                               2000      1999      1998
-----------------------------------------------------------------
Corporate pensions                   $2,700.1  $2,444.2  $1,871.0
Not-for-profit organizations          1,930.4   2,638.7   1,591.7
Individuals                           1,527.3   1,824.8   1,305.6
-----------------------------------------------------------------
         Total                       $6,157.8  $6,907.7  $4,768.3
-----------------------------------------------------------------

A portion of the Financial Products' fee revenue is also based on assets under administration. Assets under administration are assets for which the Company provides administrative services only. Assets under administration were $8.3 billion at December 31, 2000, $4.4 billion at December 31, 1999 and $2.9 billion at December 31, 1998.

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

RESERVES

Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield and mortality, including a margin for adverse deviation which is assumed to provide for expenses. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

INVESTMENT MANAGEMENT SERVICES

The Investment Management Services segment primarily consists of the operations of Aeltus, the primary operating subsidiary of IA Holdco, which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. IA Holdco was contributed to ALIAC on July 1, 1999 by HOLDCO. Refer to Note 2 of the Notes to Consolidated Financial Statements.

PRODUCTS AND SERVICES

Investment Management Services provides investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the Aetna Series Fund, Inc.; distribution services for other Company products; and trustee, administrative and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

FEES

Investment management fees earned by the Company depend primarily on the investment style (e.g. equity vs. fixed income) and the service level (e.g. asset allocation service) selected by the client, as well as the size (measured by assets under management) of the account. Fees are generated by client money invested in advisory accounts, individual and pooled trust accounts, collateralized bond obligations, affiliated mutual funds and separate accounts and the general account investments of the Company, which collectively represent substantially all assets under management.

During the second quarter of 2001, ING Investment Management, LLC, an affiliate of the Company, will become the advisor of the Company's general account investments.

ASSETS UNDER MANAGEMENT

Fee income is substantially derived from a charge assessed on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), market performance and customer retention. Investment Management Services' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $55.6 billion, $55.0 billion and $47.8 billion at December 31, 2000, 1999, and 1998, respectively. Investment Management Services' assets under management include assets which are also reported in the Financial Products segment. Both segments report certain assets under management because they each earn a different component of revenue derived from these assets. Refer to "Overview-Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.

Substantially all assets under management invested through the products of the Investment Management Services segment at December 31, 2000 and 1999 allowed for contractholder withdrawal subject to market value adjustments and/or deferred contingent sales charges. Collaterized bond obligations managed by the segment are generally not withdrawable. To encourage customer retention and recover acquisition expenses, certain mutual fund assets under management are subject to deferred contingent sales charges on balances withdrawn within a period of time after contribution to the fund. For withdrawal characteristics on assets under management invested through the Financial Products segment refer to "Financial Products" in the Business section.

The following table summarizes assets under management for the principal business channels of the Investment Management Services segment. Amounts reflected exclude net unrealized capital gains and losses related to fair value adjustments required by FAS No. 115. Refer to "Overview" and

"Investment Management Services" in Management's Analysis of the Results of Operations for further discussion on assets under management.

(Millions)                                2000       1999       1998
--------------------------------------------------------------------
Plan sponsored (1)                   $15,719.4  $14,244.5  $11,581.5
Collateralized bond obligations        2,020.7    2,051.8    1,492.8
Retail mutual funds                    1,670.0    1,447.7      616.6
--------------------------------------------------------------------
         Subtotal                    $19,410.1  $17,744.0  $13,690.9
--------------------------------------------------------------------
Invested through products of the
  Financial Products segment:
    Variable annuity mutual funds    $16,327.1  $18,144.2  $15,423.3
    Fixed annuities (2)               12,450.3   12,641.1   12,131.1
    Plan sponsored and other           7,441.8    6,466.9    6,542.8
--------------------------------------------------------------------
         Subtotal                     36,219.2   37,252.2   34,097.2
--------------------------------------------------------------------
         Total                       $55,629.3  $54,996.2  $47,788.1
====================================================================

(1) As of December 31, 2000, 1999 and 1998, amounts included $5,837.1 million, $6,986.3 million and $7,809.3 million, respectively, of assets managed for Aetna Life Insurance Company, a former affiliate of the Company (refer to Note 1 of the Notes to Consolidated Financial Statements).
(2) Excludes net unrealized capital gains of $126.9 million at December 31, 2000, net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million at December 31, 1998.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

Investment Management Services' products and services are offered primarily to pension plans (e.g. corporate, public, health care, religious), non-profit organizations (e.g. endowments, foundations), taxable entities (e.g. corporate, health care), corporate sponsored retirement plans and individual investors. The Company's products are sold through an in-house sales force utilizing consultant relationships, affiliated and unaffiliated brokers, banks, and financial planners.

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

LIFE INSURANCE IN FORCE AND OTHER STATISTICAL DATA

The table below summarizes nonparticipating life insurance in force before deductions for reinsurance ceded to other companies. As a result of the sale of the Company's domestic individual life insurance business on October 1, 1998, substantially all of the in force amounts shown in the table have been ceded to Lincoln.

                                      Life Insurance In Force at
                                             December 31,
                                     ----------------------------
(Billions, except as noted below)        2000      1999      1998
-----------------------------------------------------------------
Direct:
  Permanent                           $ 34.1    $ 36.1    $ 37.8
  Term                                   1.6       3.6       5.1
Assumed:
  Permanent                              0.7       0.9       0.9
  Term                                   1.2       1.5       1.6
-----------------------------------------------------------------
         Total                        $ 37.6    $ 42.1    $ 45.4
=================================================================
Number of direct policies in force,
  end of year (thousands)              359.7     390.2     419.8
=================================================================
Average size of direct policy in
  force, end of year (thousands)      $ 99.3    $101.7    $102.2
=================================================================

ASSETS UNDER MANAGEMENT

No assets under management were reported for the years presented due to the sale of the domestic individual life business to Lincoln on October 1, 1998.

RESERVES

Because the sale of the domestic individual life business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the total domestic individual life insurance reserves at the sale date.

The domestic individual life business sold consisted of universal life business and other fixed individual life business. Reserves for universal life products, are equal to cumulative deposits less withdrawals and charges plus credited interest for fixed options. Reserves for all other fixed individual life contracts, which are ceded under the sale agreement, are computed on a basis of assumed investment yield, mortality, morbidity and expenses including a margin for adverse deviation. These assumptions vary by plan, year of issue and policy duration.

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

The Company's general account investments are currently managed by Aeltus. During the second quarter of 2001, ING Investment Management, LLC, an affiliate of the Company, will become the advisor of the Company's general account investments.

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

Operations conducted by the Company are subject to regulation by various insurance agencies where the Company conducts business, in particular the insurance departments of Connecticut, Florida and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices and the maximum interest rates that can be charged on policy loans.

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

a) Federal Employee Benefit Regulation

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

b) Insurance Holding Company Laws

A number of states, including Connecticut and Florida, regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation. For information regarding payments of dividends by the Company, refer to "Liquidity & Capital Resources" in Management's Analysis of the Results of Operations and Note 7 of the Notes to Consolidated Financial Statements.

c) Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no material charges to earnings for guaranty fund obligations during 2000, 1999 and 1998. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations--Forward-Looking Information/Risk Factors.

RATINGS

The Company's financial strength ratings at March 28, 2001 and November 8, 2000 are as follows:

                                                 Rating Agencies
                                --------------------------------------------------
                                                       Moody's        Standard &
                                A.M. Best  Fitch  Investors Service     Poor's
----------------------------------------------------------------------------------
March 28, 2001 (1)                 A+       AA+          Aa2              AA+
November 8, 2000                    A       AA           Aa3              AA-
----------------------------------------------------------------------------------

(1) Company ratings were upgraded by each of the rating agencies shown in the table upon completion of ING's acquisition of Aetna Financial Services businesses on December 13, 2000 (refer to Note 1 of the Consolidated Notes to Financial Statements).

MISCELLANEOUS

The Company had approximately 3,100 employees at December 31, 2000.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2000. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ITEM 2.  PROPERTIES

ALIAC's home office is located at 151 Farmington Avenue, Hartford, Connecticut 06156. All Company office space is leased or subleased by ALIAC or other affiliates. ALIAC pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by ALIAC are paid by an affiliate and allocated back to ALIAC.

ITEM 3.  LEGAL PROCEEDINGS

In recent years, a number of life insurance companies have been named as defendants in class action lawsuits relating to life insurance sales practices. The Company is currently a defendant in one such lawsuit.

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

The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are directly owned by HOLDCO, which is a wholly owned subsidiary of ARSI whose ultimate parent is ING.

For information on dividends refer to Note 7 of the Notes to Consolidated Financial Statements. For information on capital contributions refer to Note 12 of the Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). Refer to Note 1 of the Notes to Consolidated Financial Statements.

HOLDCO contributed AIS to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999. Refer to Note 2 of the Notes to Consolidated Financial Statements.

SALE OF THE DOMESTIC INDIVIDUAL LIFE INSURANCE BUSINESS

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $117 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $58 million of the gain and was recognizing it over approximately 15 years. Approximately $6 million (after tax) and $5 million (after tax) of the deferred gain was recognized during 2000 and 1999, respectively. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $13 million (after tax) to $65 million at December 31, 1999.

In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain, which was previously part of other liabilities, was written off. Refer to Note 3 of the Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS

Consolidated results include results from continuing operations and discontinued operations. Continuing operations is comprised of the Financial Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Discontinued Operations is comprised of the domestic individual life insurance business.

CONTINUING OPERATIONS

Income from continuing operations increased $2 million and $9 million in 2000 and 1999, respectively. Income from continuing operations includes Year 2000 costs of $18 million in 1999 and $22 million in 1998. Excluding net realized capital losses of $23 million and $14 million in 2000 and 1999, respectively, and net realized capital gains of $7 million in 1998, income from continuing operations increased $11 million in 2000 and $30 million in 1999. These increases in income excluding net realized capital losses and gains in 2000 and 1999 primarily reflect an increase in charges assessed against policyholders and other income resulting from higher levels of assets under management and administration partially offset by higher operating expenses.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to prior years, assets under management and administration at December 31, 2000 and 1999 increased 5% and 26%. The increase in 2000 is primarily due to new investment advisory and administrative contracts (including approximately $3 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits. This increase was partially offset by the stock market decline in the last half of 2000. The increase in 1999 is primarily due to appreciation in the stock market, new investment advisory and administrative contracts and additional net deposits (i.e., deposits less surrenders).

Assets under management and administration for continuing operations are shown in the table below. Certain assets under management are reported for both the Financial Products and the Investment Management Services segments, because each segment reports a different component of the revenue generated from this particular group of assets. The group of assets that are reported in both segments must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.

(Millions)                                                           2000         1999         1998
---------------------------------------------------------------------------------------------------
Assets under management:
  Financial Products                                           $ 53,262.4   $ 54,812.8   $ 44,476.0
  Investment Management Services                                 55,629.3     54,996.2     47,788.1
  Consolidating adjustment (1)                                  (36,219.2)   (37,252.2)   (34,097.1)
---------------------------------------------------------------------------------------------------
      Total--assets under management (2) (3) (4)               $ 72,672.5   $ 72,556.8   $ 58,167.0
Assets under administration: (5)
  Financial Products                                           $  8,293.7   $  4,441.7   $  2,860.1
---------------------------------------------------------------------------------------------------
Assets under management and administration                     $ 80,966.2   $ 76,998.5   $ 61,027.1
===================================================================================================

(1) Represents consolidating adjustment related to the assets under management reported by both the Financial Products and Investment Management segments.
(2) Includes $13,492.1 million, $13,472.4 million and $7,467.5 million at December 31, 2000, 1999 and 1998, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(3) Excludes net unrealized capital gains of $126.9 million at December 31, 2000, net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million at December 31, 1998.
(4) As of December 31, 2000, 1999 and 1998, amounts included $5,837.1 million, $6,986.3 million and $7,809.3 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company refer to Note 1 of the Notes to Consolidated Financial Statements).
(5) Represents assets for which the Company provides administrative services only.

Salaries and related benefits in the years ended December 31, 2000 and 1999 increased 42% and 9%, respectively, over the prior years. The increase in 2000 primarily reflects higher staffing levels needed to support business growth and the implementation of strategic business initiatives and higher variable compensation triggered in certain compensation plans when ING purchased the Company. The increase in 1999 primarily reflects business growth. Other operating expenses for the years ended

December 31, 2000 and 1999 increased 15% and 7%, respectively, over prior years. The increase in 2000 is also primarily due to business growth and implementation of strategic business initiatives and the increase in 1999 is primarily due to business growth. Other operating expenses in 1999 and 1998 include Year 2000 costs, before tax, of approximately $27 million and $35 million, respectively. Year 2000 costs for 1999 and 1998 are not allocated to the Company's segments.

OUTLOOK

The Company's strategy is to increase assets under management and administration and improve profitability by focusing on strategic markets and products in its businesses. In doing so, the Company may take a variety of actions intended to improve its investment and product management, marketing, distribution and customer service. The recent acquisition of the Company by ING presents opportunities for improved execution of this strategy. Integration with ING's current businesses, technology platforms and distribution channels will provide the Company with increased business scale as well as expanded brokerage and distribution capabilities and allow it to explore cross-selling opportunities with other affiliates. Additionally, as a result of the integration with ING's businesses, it is anticipated that the Company will not continue to actively market certain single premium deferred annuity products.

See "Forward-Looking Information/Risk Factors" regarding other important factors that may materially affect the Company.

FINANCIAL PRODUCTS

OPERATING SUMMARY

(Millions)                                                                  2000        1999        1998
--------------------------------------------------------------------------------------------------------
Premiums (1)                                                           $   154.2   $   107.5   $    79.4
Charges assessed against policyholders                                     461.0       388.3       324.3
Net investment income                                                      905.8       881.5       865.3
Net realized capital (losses) gains                                        (35.6)      (21.5)       10.4
Other income                                                                76.9        55.3        41.9
--------------------------------------------------------------------------------------------------------
      Total revenue                                                      1,562.3     1,411.1     1,321.3
--------------------------------------------------------------------------------------------------------
Current and future benefits                                                795.6       746.2       714.4
Operating expenses:
  Salaries and related benefits                                            172.6       127.9       123.4
  Other                                                                    218.0       177.3       156.7
Amortization of deferred policy acquisition costs and value of
  business acquired                                                        115.6        93.4        80.3
--------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                        1,301.8     1,144.8     1,074.8
--------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                 260.5       266.3       246.5
Income taxes                                                                79.0        87.5        68.2
--------------------------------------------------------------------------------------------------------
      Net income (2)                                                   $   181.5   $   178.8   $   178.3
========================================================================================================
Net realized capital (losses) gains, net of tax (included above)       $   (23.1)  $   (14.0)  $     7.3
========================================================================================================
Deposits (not included in premiums above)
  Annuities--fixed options                                             $ 1,479.1   $ 1,973.2   $ 1,125.6
  Annuities--variable options                                            4,678.7     4,934.5     3,642.7
--------------------------------------------------------------------------------------------------------
Total--deposits                                                        $ 6,157.8   $ 6,907.7   $ 4,768.3
========================================================================================================
Assets Under Management (3)
  Annuities--fixed options (4)                                         $12,450.3   $12,641.1   $12,131.1
  Annuities--variable options (5)                                       33,084.0    35,352.9    25,527.0
--------------------------------------------------------------------------------------------------------
      Subtotal--annuities                                               45,534.3    47,994.0    37,658.1
  Plan Sponsored and Other                                               7,728.1     6,818.8     6,817.9
--------------------------------------------------------------------------------------------------------
  Total--assets under management                                        53,262.4    54,812.8    44,476.0
Assets under administration (6)                                          8,293.7     4,441.7     2,860.1
--------------------------------------------------------------------------------------------------------
Total assets under management and administration                       $61,556.1   $59,254.5   $47,336.1
========================================================================================================

(1) Includes $107.8 million in 2000, $71.5 million in 1999 and $67.4 million in 1998 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Year 2000 costs incurred in 1999 and 1998 are not allocated to segment operating expenses; and, therefore, excluded in the determination of segment net income.
(3) Includes $36,219.2 million, $37,252.2 million, and $34,097.1 million of assets under management that are also reported in the Investment Management Services segment at December 31, 2000, 1999 and 1998, respectively (refer to "Overview").
(4) Excludes net unrealized capital gains of $126.9 million at December 31, 2000, net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million at December 31, 1998.
(5) Includes $13,492.1 million at December 31, 2000, $13,472.4 million at December 31, 1999, and $7,467.5 million at December 31, 1998 related to assets invested through the Company's products in unaffiliated mutual funds.
(6) Represents assets for which the Company provides administrative services only.

Financial Products' net income increased $3 million in 2000 and $1 million in 1999. Excluding net realized capital losses and gains, net income increased $12 million, or 6%, in 2000 and $22 million, or

13% in 1999. The increase in net income excluding net realized capital losses and gains primarily reflects an increase in charges assessed against policyholders and other income partially offset by an increase in operating expenses.

Substantially all of the charges assessed against policyholders and other income reported for the segment are calculated based on assets under management and administration. Compared to prior years, assets under management and administration at December 31, 2000 and 1999 increased 4% and 25%. The increase in 2000 is primarily due to new investment advisory and administration contracts (including approximately $3.0 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits (i.e., deposits less surrenders). This increase was partially offset by the stock market decline in the last half of 2000. The increase in 1999 is primarily due to appreciation in the stock market, new investment advisory and administration contracts and additional net deposits.

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to prior years, deposits decreased 11% for the year ended December 31, 2000 and increased 45%, for the year ended December 31, 1999. The decrease for the year ended December 31, 2000 results from the fact that net deposits in 1999 included the plan assets from two large new cases and higher individual annuity sales due to a new mutual fund offering. These same factors contributed to the increase in net deposits in 1999 compared to 1998.

Salaries and related benefits for the year ended December 31, 2000 and 1999 increased 35% and 3%, respectively, over prior years. The increase in 2000 primarily reflects higher staffing levels needed to support business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. The increase in 1999 reflects business growth. Other operating expenses for the year ended December 31, 2000 and 1999 increased 23% and 13%, respectively, over prior years. The increase in 2000 is also primarily due to business growth and implementation of strategic business initiatives and the increase in 1999 is primarily due to business growth.

Of the $12.5 billion at December 31, 2000, $12.6 billion at December 31, 1999 and $12.1 billion at December 31, 1998 of fixed annuity assets under management, 25% were fully guaranteed and 75% were experienced rated for each of the three years. The average earned rate on investments supporting fully guaranteed investment contracts was 7.5%, 7.4% and 7.6%, and the average annualized earned rate on investments supporting experience rated investment contracts was 7.7%, 7.6% and 7.8% for the years ended December 31, 2000, 1999 and 1998, respectively. The average credited rate on fully guaranteed investment contracts was 6.2%, 6.3% and 6.5%, and the average credited rate on experience rated investment contracts was 5.6%, 5.6% and 5.8% for the years ended December 31, 2000, 1999 and 1998, respectively. The resulting interest margins on fully guaranteed investment contracts were 1.3%, 1.1% and 1.1% and on experience rated investment contracts were 2.1%, 2.0%, and 2.0% for the years ended December 31, 2000, 1999 and 1998, respectively.

INVESTMENT MANAGEMENT SERVICES

OPERATING SUMMARY

(Millions)                                                          2000        1999        1998
------------------------------------------------------------------------------------------------
Net investment income                                          $     2.8   $     1.5   $     1.5
Net realized capital gains                                           0.2          --          --
Other income (1)                                                   138.2       118.3        96.7
------------------------------------------------------------------------------------------------
      Total revenue                                                141.2       119.8        98.2
------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits                                     44.9        25.1        17.7
  Other                                                             77.5        50.1        41.8
------------------------------------------------------------------------------------------------
      Total operating expenses                                     122.4        75.2        59.5
------------------------------------------------------------------------------------------------
Income from operations before income taxes                          18.8        44.6        38.7
Income taxes                                                         9.0        16.5        14.7
------------------------------------------------------------------------------------------------
      Net income (2)                                           $     9.8   $    28.1   $    24.0
================================================================================================
Net realized capital gains, net of tax (included above)        $     0.1          --          --
------------------------------------------------------------------------------------------------
Assets under management:
  Retail mutual funds                                          $ 1,670.0   $ 1,447.7   $   616.6
  Plan sponsored (3)                                            15,719.4    14,244.5    11,581.5
  Collateralized bond obligations                                2,020.7     2,051.8     1,492.8
------------------------------------------------------------------------------------------------
      Subtotal                                                 $19,410.1   $17,744.0   $13,690.9
------------------------------------------------------------------------------------------------
  Invested through products of the Financial Products
    segment: (4)
    Variable annuity mutual funds                              $16,327.1   $18,144.2   $15,423.3
    Fixed annuities (5)                                         12,450.3    12,641.1    12,131.1
    Plan sponsored and other                                     7,441.8     6,466.9     6,542.8
------------------------------------------------------------------------------------------------
      Subtotal                                                 $36,219.2   $37,252.2   $34,097.2
------------------------------------------------------------------------------------------------
Total assets under management                                  $55,629.3   $54,996.2   $47,788.1
================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Year 2000 costs are not allocated to segment operating expenses and, therefore, excluded in the determination of segment net income.
(3) As of December 31, 2000, 1999 and 1998, amounts included $5,837.1 million, $6,986.3 million and $7,809.3 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company (refer to Note 1 of the Notes to Consolidated Financial Statements).
(4) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Financial Products segment.
(5) Excludes net unrealized capital gains of $126.9 million at December 31, 2000, net unrealized capital losses of $247.9 million at December 31, 1999 and net unrealized capital gains of $496.9 million at December 31, 1998.

For the Investment Management Services segment, net income excluding realized capital gains in 2000 decreased $18 million, or 65%, for the year ended
December 31, 2000, and increased $4 million, or 17%, for the year ended
December 31, 1999. The decrease in net income excluding realized capital gains for the year ended December 31, 2000 primarily reflects an increase in operating expenses. The increase in net income for the year ended December 31, 1999 primarily reflects an increase in investment advisory fees partially offset by higher operating expenses.

Investment advisory fees, reported in "other income" are calculated based on assets under management. At December 31, 2000, assets under management increased 1% over the prior year due to additional net sales. This increase was partially offset by the stock market decline in the last half of 2000. At December 31, 1999, assets under management increased 15% over the prior year primarily due to appreciation in the stock market and, to a lesser extent, additional net deposits (i.e. deposits, including new contracts, less surrenders).

For the years ended December 31, 2000 and 1999, salaries and related benefits increased 79% and 42%, respectively, because of higher variable compensation expense caused by change in control provisions in certain compensation plans, which were triggered by ING's purchase of the Company, and business growth. For the same periods, other operating expenses increased 55% and 20%, respectively, due to business growth.

DISCONTINUED OPERATIONS--DOMESTIC INDIVIDUAL LIFE INSURANCE

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln. See "Overview" in Management's Analysis of the Results of Operations and Note 3 of the Notes to Consolidated Financial Statements for further discussion on the sale.

GENERAL ACCOUNT INVESTMENTS

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within
0.5 years of the estimated duration of the underlying liabilities. Customers assume the risks associated with the investments supporting experience rated products subject to, among other things, certain minimum guarantees.

The Company's invested assets were comprised of the following:

(Millions)                                   December 31, 2000     December 31, 1999
------------------------------------------------------------------------------------
Debt securities, available for sale, at
  fair value (1)                               $11,371.4             $11,410.1
Equity securities, at fair value:
  Nonredeemable preferred stock                    100.7                 130.9
  Investment in affiliated mutual funds             12.7                  64.1
  Common stock                                       3.5                  11.5
Short-term investments (2)                         111.7                  74.2
Mortgage loans                                       4.6                   6.7
Policy loans                                       339.3                 314.0
Other investments                                   13.4                  13.2
------------------------------------------------------------------------------------
  Total Investments                            $11,957.3             $12,024.7
====================================================================================

(1) Includes $126.7 million of debt securities pledged to creditors at December 31, 2000. Refer to "Investments" in Note 1 of Notes to Consolidated Financial Statements.
(2) Includes $2.3 million of short-term investments pledged to creditors at December 31, 2000. Refer to "Investments" in Note 1 of Notes to Consolidated Financial Statements

DEBT SECURITIES

At December 31, 2000 and 1999, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 95% of the general account invested assets. For the same periods, $8.9 billion, or 79% of total debt securities, and $8.9 billion, or 78% of total debt securities supported experience rated products. Total debt securities reflected net unrealized capital gains of $126.9 million at December 31, 2000 and net unrealized capital losses of $247.9 million at December 31, 1999.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 2000 and 1999 was AA.

The percentage of total debt securities investments by quality rating category is as follows:

                                           December 31, 2000     December 31, 1999
------------------------------------------------------------------------------------
AAA                                                   53.2%                 48.4%
AA                                                     9.1                   9.5
A                                                     23.5                  24.5
BBB                                                    9.9                  11.1
BB                                                     1.5                   2.5
B and Below                                            2.8                   4.0
------------------------------------------------------------------------------------
  Total                                              100.0%                100.0%
====================================================================================

The portfolio of debt securities at December 31, 2000 and 1999 included $482 million (4.3% of the total debt securities) and $739 million (6.5% of the total debt securities), respectively, of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB- and Baa3, by Standard & Poor's and Moody's Investors Services, respectively.

The percentage of total debt securities investments by market sector is as follows:

                                           December 31, 2000     December 31, 1999
------------------------------------------------------------------------------------
U.S. Corporate                                        43.0%                 40.6%
Residential Mortgage-Backed                           27.1                  23.9
Commercial/Multifamily Mortgage-Backed                 9.8                   8.6
U.S. Treasuries/Agencies                               8.4                   9.4
Asset-Backed                                           6.7                   6.1
Foreign (1)                                            5.0                  11.4
------------------------------------------------------------------------------------
  Total                                              100.0%                100.0%
====================================================================================

(1)  Substantially all U.S. Dollar Denominated

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

The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using futures contracts to hedge interest rate and equity price risk. When used for hedging, the expectation is that these instruments would reduce overall risk. (Refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.)

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholder's equity of the Company's market sensitive instruments if an immediate increase of 100 basis points in interest rates and an immediate decrease of 10% in prices for domestic equity securities were to occur (sensitivity analysis). The instruments included in this analysis are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholder's equity.

INTEREST RATE RISK

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $44 million (after tax) at December 31, 2000 and $12 million (after tax) at December 31, 1999. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available-for-sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The potential effect of interest rate risk on fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those contractholders, not by the Company (subject to, among other things, certain minimum guarantees). Risks associated with the investments and liabilities related to experience-rated pension and annuity products are not included in the sensitivity analysis presented below.

EQUITY PRICE RISK

The Company's available-for-sale equity securities are comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in equity prices for domestic equity securities, the hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $2 million (after tax) at December 31, 2000 and $5 million (after tax) at December 31, 1999.

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

In 2000, the Company received capital contributions of $73.5 million in cash and $56.0 million in assets from HOLDCO. The Company did not receive any capital contributions in 1999, but it received a capital contribution of $9.3 million in cash from HOLDCO in 1998.

The Company paid $10.1 million, $255.7 million and $570.0 million in cash dividends to HOLDCO in 2000, 1999 and 1998, respectively. Of the $255.7 million paid in 1999, $206.0 million was accrued for in 1998. Of the $776.0 million dividends paid or accrued in 1998, $756.0 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business. The Company may not pay distributions, including dividends, to HOLDCO in excess of a statutory limit unless approved by the Insurance Commissioner of the State of Connecticut. As of March 28, 2001, the Company had not exceeded such statutory limit.

See "Consolidated Statements of Cash Flows" for additional information.

YEAR 2000

As of March 28, 2001, the Company has not experienced any material difficulties with its mission-critical IT systems, embedded systems, suppliers, or customers due to Year 2000 issues. The Company has reassigned its Year 2000 personnel and transferred Year 2000 related responsibilities to its businesses. The Company remains Year 2000 vigilant and any potential future Year 2000 issues will be addressed by IT personnel within the Company's business segments.

YEAR 2000 COSTS

Year 2000 costs for the year ended December 31, 2000 were immaterial. Total Year 2000 project costs were $18 million (after tax) for the year ended December 31, 1999 and $22 million (after tax) for the year ended December 31, 1998. The Company funded these costs through operating cash flows.

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

- Expects                                           - Plans
- Projects                                          - Believes
- Anticipates                                       - Seeks
- Intends                                           - Estimates

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

CERTAIN FACTORS PARTICULAR TO THE COMPANY'S OPERATIONS

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

LITIGATION CAN ADVERSELY AFFECT US. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to Note 14 of the Notes to Consolidated Financial Statements and Legal Proceedings for information regarding litigation.

ADVERSE CHANGES IN REGULATION COULD AFFECT THE OPERATIONS OF EACH OF OUR BUSINESSES. Each of our businesses is subject to comprehensive regulation. These businesses could be adversely affected by:

- Increases in minimum capital and other financial viability requirements for insurance operations;
-   Changes in the taxation of insurance companies; and
- Changes in the tax treatment of annuity, pension and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of our financial services products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "General Account Investments" in Management's Analysis of the Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Page
                                                    ----

Independent Auditors' Report......................    28

Consolidated Financial Statements:

    Consolidated Statements of Income for the One
       Month Ended December 31, 2000, the Eleven
       Months Ended November 30, 2000 and for the
       Years Ended December 31, 1999 and 1998.....    29

    Consolidated Balance Sheets as of
       December 31, 2000 and 1999.................    30

    Consolidated Statements of Changes in
       Shareholder's Equity for the One Month
       Ended December 31, 2000, the Eleven Months
       Ended November 30, 2000 and for the Years
       Ended December 31, 1999 and 1998...........    31

    Consolidated Statements of Cash Flows for the
       One Month Ended December 31, 2000, the
       Eleven Months Ended November 30, 2000 and
       for the Years Ended December 31, 1999 and
       1998.......................................    32

    Notes to Consolidated Financial Statements....    33

                          INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

We have audited the accompanying consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 2000 ("Successor Company") and December 31, 1999 ("Preacquisition Company"), and the related consolidated statements of income, changes in shareholder's equity and cash flows for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 and the years ended December 31, 1999 and 1998 ("Preacquisition Company"). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the period from December 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Preacquisition Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period from January 1, 2000 to November 30, 2000, and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective November 30, 2000, ING America Insurance Holdings Inc. acquired all of the outstanding stock of Aetna Inc., Aetna Life Insurance and Annuity Company's indirect parent and sole shareholder in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

                                                                                           Preacquisition
                                                                             -------------------------------------------
                                                                One month    Eleven months
                                                                  ended          ended       Year ended     Year ended
                                                              December 31,   November 30,   December 31,   December 31,
                                                                  2000           2000           1999           1998
                                                              -------------  -------------  -------------  -------------
Revenue:
  Premiums                                                        $ 16.5       $  137.7       $  107.5       $   79.4
  Charges assessed against policyholders                            36.4          424.6          388.3          324.3
  Net investment income                                             78.6          833.8          886.3          871.8
  Net realized capital (losses) gains                                1.8          (37.2)         (21.5)          10.4
  Other income                                                      13.4          148.7          129.7          100.2
                                                                  ------       --------       --------       --------
      Total revenue                                                146.7        1,507.6        1,490.3        1,386.1
                                                                  ------       --------       --------       --------
Benefits and expenses:
  Current and future benefits                                       68.9          726.7          746.2          714.4
  Operating expenses:
    Salaries and related benefits                                   29.9          187.5          153.0          141.0
    Other                                                           19.2          227.1          213.7          199.6
  Amortization of deferred policy acquisition costs
    and value of business acquired                                  10.2          116.7          104.9           91.2
                                                                  ------       --------       --------       --------
      Total benefits and expenses                                  128.2        1,258.0        1,217.8        1,146.2
                                                                  ------       --------       --------       --------

Income from continuing operations before income taxes               18.5          249.6          272.5          239.9
Income taxes                                                         5.9           78.1           90.6           67.1
                                                                  ------       --------       --------       --------

Income from continuing operations                                   12.6          171.5          181.9          172.8
Discontinued operations, net of tax:
  Income from operations                                              --             --             --           61.8
  Amortization of deferred gain on sale                               --            5.7            5.7             --
  Immediate gain on sale                                              --             --             --           59.0
                                                                  ------       --------       --------       --------

Net income                                                        $ 12.6       $  177.2       $  187.6       $  293.6
                                                                  ======       ========       ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                       December 31,     December 31,
                                                                           2000             1999
                                                                      ---------------  ---------------
                               ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost: $11,120.0 and $11,657.9)                            $11,244.7        $11,410.1
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $109.0 and $134.7)                  100.7            130.9
    Investment in affiliated mutual funds (cost: $9.6 and $63.5)              12.7             64.1
    Common stock (cost: $2.2 and $6.7)                                         3.5             11.5
  Short-term investments                                                     109.4             74.2
  Mortgage loans                                                               4.6              6.7
  Policy loans                                                               339.3            314.0
  Other investments                                                           13.4             13.2
  Securities pledged to creditors (amortized cost: $126.8)                   129.0               --
                                                                         ---------        ---------
        Total investments                                                 11,957.3         12,024.7
Cash and cash equivalents                                                    796.3            694.4
Short-term investments under securities loan agreement                       131.8            238.8
Accrued investment income                                                    147.2            150.7
Premiums due and other receivables                                            82.9            298.3
Reinsurance recoverable                                                    3,005.8          3,001.2
Current income taxes                                                          40.6               --
Deferred income taxes                                                           --            150.4
Deferred policy acquisition costs                                             12.3          1,046.4
Value of business acquired                                                 1,780.9               --
Goodwill                                                                   2,297.4               --
Other assets                                                                 154.7             96.5
Separate Accounts assets                                                  36,745.8         38,692.6
                                                                         ---------        ---------
        Total assets                                                     $57,153.0        $56,394.0
                                                                         =========        =========
                LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Future policy benefits                                                 $ 3,977.7        $ 3,850.4
  Unpaid claims and claim expenses                                            29.6             27.3
  Policyholders' funds left with the Company                              11,125.6         11,121.7
                                                                         ---------        ---------
        Total insurance reserve liabilities                               15,132.9         14,999.4
  Payables under securities loan agreement                                   131.8            238.8
  Current income taxes                                                          --             14.7
  Deferred income taxes                                                      248.0               --
  Other liabilities                                                          549.9          1,062.8
  Separate Accounts liabilities                                           36,745.8         38,692.6
                                                                         ---------        ---------
        Total liabilities                                                 52,808.4         55,008.3
                                                                         ---------        ---------
Shareholder's equity:
  Common stock, par value $50 (100,000 shares authorized; 55,000
    shares issued and outstanding)                                             2.8              2.8
  Paid-in capital                                                          4,303.8            431.9
  Accumulated other comprehensive gain (loss)                                 25.4            (44.8)
  Retained earnings                                                           12.6            995.8
                                                                         ---------        ---------
        Total shareholder's equity                                         4,344.6          1,385.7
                                                                         ---------        ---------
          Total liabilities and shareholder's equity                     $57,153.0        $56,394.0
                                                                         =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (millions)

                                                                                                   Preacquisition
                                                                                     -------------------------------------------
                                                                        One month    Eleven months
                                                                          ended          ended       Year ended     Year ended
                                                                      December 31,   November 30,   December 31,   December 31,
                                                                          2000           2000           1999           1998
                                                                      -------------  -------------  -------------  -------------
Shareholder's equity, beginning of period                                $4,313.4      $1,385.7       $1,394.5       $1,853.3

Comprehensive income:
  Net income                                                                 12.6         177.2          187.6          293.6
  Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on securities
      ($28.7, $79.4, ($230.2), $18.2 pretax) (1)                             18.6          51.6         (149.6)          11.9
                                                                         --------      --------       --------       --------
Total comprehensive income                                                   31.2         228.8           38.0          305.5
                                                                         --------      --------       --------       --------

Capital contributions:
  Cash                                                                         --          73.5             --            9.3
  Assets                                                                       --          56.0             --             --
                                                                         --------      --------       --------       --------
Total capital contributions                                                    --         129.5             --            9.3
                                                                         --------      --------       --------       --------

Other changes                                                                  --           0.8            2.9            2.4
                                                                         --------      --------       --------       --------

Common stock dividends                                                         --         (10.1)         (49.7)        (776.0)
                                                                         --------      --------       --------       --------

Adjustment for purchase accounting                                             --       2,578.7             --             --
                                                                         --------      --------       --------       --------

Shareholder's equity, end of period                                      $4,344.6      $4,313.4       $1,385.7       $1,394.5
                                                                         ========      ========       ========       ========

(1) Net of reclassification adjustments.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

                                                                                                  Preacquisition
                                                                                  -----------------------------------------------
                                                                    One month     Eleven months
                                                                      ended           ended        Year ended       Year ended
                                                                  December 31,    November 30,    December 31,     December 31,
                                                                      2000            2000            1999             1998
                                                                 ---------------  -------------  ---------------  ---------------
Cash Flows from Operating Activities:
Net income                                                           $  12.6       $    177.2       $   187.6        $   293.6
Adjustments to reconcile net income to net cash (used for)
  provided by operating activities:
  Net accretion of discount on investments                              (2.7)           (32.6)          (26.5)           (29.5)
  Amortization of deferred gain on sale                                   --             (5.7)           (5.7)             0.0
  Immediate gain on sale                                                  --               --              --            (59.0)
  Net realized capital gains (losses)                                   (1.8)            37.2            21.5            (11.1)
  Changes in assets and liabilities:
    Decrease (increase) in accrued investment income                     6.6             (3.1)            0.9             11.4
    Decrease (increase) in premiums due and other receivables           31.1            (23.7)           23.3            (24.0)
    Decrease (increase) in policy loans                                  0.1            (25.4)          (21.8)           177.4
    Increase in deferred policy acquisition costs/value of
      business acquired                                                (12.2)          (136.6)         (153.3)          (132.8)
    Decrease in reinsurance loan to affilitate                            --               --              --            397.2
    Net (decrease) increase in universal life account balances          (3.8)            23.8            55.7            122.9
    (Decrease) increase in other insurance reserve liabilities          (5.3)            85.6           (28.6)           (41.8)
    Increase (decrease) in other liabilities and other assets          103.9            (75.2)          (42.5)           (35.3)
    (Decrease) increase in income taxes                                (14.3)            23.1          (259.8)           106.5
                                                                     -------       ----------       ---------        ---------
Net cash provided by (used for) operating activities                   114.2             44.6          (249.2)           775.5
                                                                     -------       ----------       ---------        ---------
Cash Flows from Investing Activities:
  Proceeds from sales of fixed maturities
    Debt securities available for sale                                 233.0         10,083.2         5,890.1          6,790.2
    Equity securities                                                    1.5            118.4           111.2            150.1
    Mortgage loans                                                       0.1              2.1             6.1              0.3
    Life Business                                                         --               --              --            966.5
  Investment maturities and collections of:
    Debt securities available for sale                                  53.7            573.1         1,216.5          1,296.3
    Short-term investments                                               0.4             59.9            80.6            135.3
  Cost of investment purchases in:
    Debt securities available for sale                                (230.7)       (10,505.5)       (7,099.7)        (6,706.4)
    Equity securities                                                  (27.8)           (17.6)          (13.0)          (125.7)
    Short-term investments                                             (10.0)          (113.1)         (106.0)           (83.9)
  Decrease (increase) in property and equipment                          1.9              5.4            (5.7)
  Other, net                                                             0.3             (4.0)            3.7         (2,725.9)
                                                                     -------       ----------       ---------        ---------
Net cash provided by (used for) investing activities                    22.4            201.9            83.8           (312.2)
                                                                     -------       ----------       ---------        ---------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts              164.2          1,529.7         2,040.2          1,571.1
  Withdrawals of investment contracts                                 (156.3)        (1,832.6)       (1,680.8)        (1,393.1)
  Capital contribution from HOLDCO                                        --             73.5              --              9.3
  Return of capital to Separate Account                                   --               --              --              1.7
  Dividends paid to shareholder                                           --            (10.1)         (255.7)          (570.0)
  Other, net                                                           (73.6)            22.0           126.7            (34.3)
                                                                     -------       ----------       ---------        ---------
Net cash (used for) provided by financing activities                   (65.7)          (217.5)          230.4           (415.3)
                                                                     -------       ----------       ---------        ---------
Net increase in cash and cash equivalents                               70.9             29.0            65.0             48.0
Effect of exchange rate changes on cash and cash equivalents              --              2.0              --               --
Cash and cash equivalents, beginning of period                         725.4            694.4           629.4            581.4
                                                                     -------       ----------       ---------        ---------
Cash and cash equivalents, end of period                             $ 796.3       $    725.4       $   694.4        $   629.4
                                                                     =======       ==========       =========        =========
Supplemental cash flow information:
Income taxes paid, net                                               $  20.3       $     39.9       $   316.9        $    60.9
                                                                     =======       ==========       =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

    On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

    For accounting purposes, the acquisition has been accounted for as of November 30, 2000 using the purchase method. The application of the purchase method, including the recognition of goodwill, is being pushed down and reflected on the financial statements of certain ARSI (a subsidiary of Lion) subsidiaries, including the Company. The Balance Sheet changes related to accounting for this purchase were entirely non-cash in nature and accordingly have been excluded from the pre-acquisition Consolidated Statement of Cash Flow for the eleven months ended November 30, 2000.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $592.0 million and a net increase to liabilities of $310.6 million. The allocation of the purchase price to assets and liabilities is subject to further refinement.

    The net increase to assets reflects the write off of deferred acquisition costs of $1,183.0 million, which was the balance as of November 30, 2000, the establishment of value of business acquired of $1,780.9, an increase to other assets of $6.0 million and a decrease of $12.0 million in current income taxes. The increase to other assets reflects the write down of certain fixed assets and capitalized software costs resulting from conforming accounting policies, the establishment of a favorable lease asset and the reclassification of certain pension assets (previously reflected in other liabilities). The balances in other assets and current income taxes prior to push down accounting were $148.7 million and $52.6 million, respectively.

    The net increase to liabilities reflects an increase to insurance reserves of $60.0 million representing the revaluation of the reserves using current assumptions, an increase to deferred tax liabilities of $266.4 million primarily representing the deferred tax effect of the purchase accounting adjustments and a decrease to other liabilities of $15.8 million. The decrease in other liabilities includes the write-off of the deferred gain related to the sale of the individual life insurance business (refer to Note
    3) partially offset by the establishment of a severance liability and the revaluation of certain benefit plan liabilities. The balances in insurance reserves and other liabilities prior to push down accounting were $15,072.9 million and $565.7 million. With respect to deferred taxes, prior to push down accounting, the Company had a deferred tax asset of $18.4 million. As a result of the application of push down accounting, retained earnings immediately prior to the sale was reclassified to paid-in capital.

    Additionally, the Company established goodwill of $2.3 billion. Goodwill is being amortized over a period of 40 years.

    Unaudited proforma consolidated income from continuing operations and net income of the Company for the period from January 1, 2000 to November 30, 2000 and for the year-ended December 31, 1999, assuming that the acquisition of the Company occurred at the beginning of each period, would have been approximately $118.1 million and $123.5 million, respectively. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization, amortization of the favorable lease asset and the elimination of amortization of the deferred gain on sale associated with the life business.

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

    Investment Management Services provides: investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the Aetna Series Fund Inc.; distribution services for other company products; and trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

    Discontinued Operations include universal life, variable universal life, traditional whole life and term insurance.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include ALIAC and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS"). ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is ultimately owned by ING Groep N.V.

    (ING). HOLDCO contributed AIS to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999 (refer to Note 2).

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The contributions of AIS and IA Holdco to the Company were accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of both companies.

    Certain reclassifications have been made to 1999 and 1998 financial information to conform to the 2000 presentation.

    NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

    In September 2000, the Financial Accounting Standard Board ("FASB") issued Financial Accounting Standard ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the accounting for securitizations, other financial asset transfers and collateral associated with securities lending transactions and requires certain additional disclosures. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and disclosure of collateral and for additional disclosures related to securitization transactions, FAS No. 140 was effective for the Company's December 31, 2000 financial statements. With respect to the provisions effective December 31, 2000, the Company reclassified debt securities on loan to other institutions from "Debt Securities" to "Securities Pledged to Creditors" on the Company's Consolidated Balance Sheet. The Company does not expect the adoption of those provisions effective after March 31, 2001 to have a material effect on its financial position or results of operations (Refer to Note 4).

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

    FUTURE APPLICATION OF ACCOUNTING STANDARDS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact to the Company, of the adoption of this standard, as amended, will not have a material effect on the Company's financial position or results of operations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

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

    Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience-rated products' investment performance does not impact the Company's results of operations. Realized and unrealized capital gains and losses on investments supporting these products are reflected in policyholders' funds left with the Company. Realized capital gains and losses on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

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

    In September 2000, the FASB issued FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with this new standard, general account securities on loan are reflected on the balance sheet as "Securities pledged to creditors", which includes the following:

                                                Gross       Gross
   December 31, 2000               Amortized  Unrealized  Unrealized    Fair
   (Millions)                        Cost       Gains       Losses     Value
   ---------------------------------------------------------------------------
   Debt securities                  $124.5       $5.3        $3.1      $126.7

   Short-term investments              2.3         --          --         2.3
   ---------------------------------------------------------------------------
   Total securities pledged to
     creditors                      $126.8       $5.3        $3.1      $129.0
   ---------------------------------------------------------------------------

    At December 31, 1999, the Company had securities pledged to creditors with a fair value of approximately $232.5 million reflected as debt securities.

    The investment in affiliated mutual funds represents an investment in Aetna managed mutual funds by the Company, and is carried at fair value.

    Mortgage loans and policy loans are carried at unpaid principal balances, net of impairment reserves.

    Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

    The Company utilizes futures contracts for other than trading purposes in order to hedge interest rate risk (i.e. market risk, refer to Note 5). Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts allocable to experience rated contracts are deducted from capital gains and losses with an offsetting amount reported in future policy benefits. Changes in the fair value of futures contracts allocable to non-experienced-rated contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Deferred gains or losses on such futures contracts are amortized over the life of the acquired asset or liability as a yield adjustment or through net realized capital gains or losses upon disposal of an asset. Changes in the fair value of futures contracts that do not qualify as hedges are recorded in net realized capital gains or losses. Hedge designation requires specific asset or liability identification, a probability at inception of high correlation with the position underlying the hedge, and that high correlation be maintained throughout the hedge period. If a hedging instrument ceases to be highly correlated with the position underlying the hedge, hedge accounting ceases at that date and excess gains or losses on the hedging instrument are reflected in net realized capital gains or losses.

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

    GOODWILL

    Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years.

    The Company regularly evaluates the recoverability of goodwill. The carrying value of goodwill would be reduced through a direct write-off, if, in management's judgement, it was probable that projected future operating income (before amortization of goodwill) would not be sufficient on an undiscounted basis to recover the carrying value. Operating earnings considered in such an analysis are those of the entity acquired, if separately identifiable, or the business segment that acquired the entity if the entity's earnings are not separately identifiable.

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

    Refer to "Principles of Consolidation" within Note 1 for related discussions regarding the application of the purchase method to deferred policy acquisition costs.

    VALUE OF BUSINESS ACQUIRED

    Value of business acquired ("VOBA") is an asset and represents the present value ofestimated net cash flows embedded in the Company's contracts acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts).

    VOBA is written off to the extent that it is determined that gross profits are not adequate to recover the asset. The estimated amount of VOBA to be amortized, net of interest, over the next five years is $104.3 million, $112.6 million, $114.3 million, $110.8 million and $106.3 million for the years 2001, 2002, 2003, 2004 and 2005, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

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

    Reserves for immediate annuities with life contingent payouts contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 2.0% to 9.5% for all years presented. Investment yield is based on the Company's experience. Mortality and withdrawal rate assumptions are based on relevant

    Company experience and are periodically reviewed against both industry standards and experience.

    Because the sale of the domestic individual life insurance business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the Company's total individual life reserves at the sale date.

    Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.0% to 14.0% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

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

    Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

    Separate Accounts assets are carried at fair value. At December 31, 2000 and 1999, unrealized gains of $9.5 million and unrealized losses of $8.0 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity. Separate Accounts liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.8% to 14.0% in 2000 and 3.7% to 12.0% in 1999.

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

    REINSURANCE

    The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets. Of the reinsurance recoverable on the Consolidated Balance Sheets at December 31, 2000 and 1999, $2,991 million and $2,989 million, respectively, is related to the reinsurance recoverable from Lincoln arising from the sale of the Company's domestic life insurance business. (Refer to Note 3).

    INCOME TAXES

    The Company is included in the consolidated federal income tax return of Lion through December 13, 2000. Subsequent to December 13, 2000 the Company will file a consolidated return with AICA. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/ benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.  RECENT DEVELOPMENTS

    CONTRIBUTIONS OF AIS AND IA HOLDCO FROM HOLDCO

    On June 30, 2000, HOLDCO contributed AIS to the Company. AIS is registered with the Securities and Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. It is also registered with the appropriate state securities authorities as a broker/dealer and is a Registered Investment Advisor. The principal operation of

    AIS is acting as underwriter for ALIAC's manufactured products, as well as the sale of fixed and variable annuities and mutual funds through its registered representatives.

    On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus") which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. Aeltus is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment advisory services to institutional and retail clients on a fee-for-service basis. In addition, Aeltus, through its ACI subsidiary, serves as underwriter to the Aetna Series Fund, Inc. and provides distribution services for other Company products. Aeltus' ATC subsidiary provides trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

3.  DISCONTINUED OPERATIONS-INDIVIDUAL LIFE INSURANCE

    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance recoverable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $57.7 million was deferred and was being recognized over approximately 15 years. The remaining portion of the gain was recognized immediately in net income and was largely attributed to access to the agency sales force and brokerage distribution channel. Approximately $5.7 million and $5.2 million (after tax) of the deferred gain was recognized during 2000 and 1999, respectively. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $12.9 million (after tax) to $65.4 million at December 31, 1999.

    In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain, which was previously part of other liabilities, was written off. (Refer to Note 1).

    The operating results of the domestic individual life insurance business are presented as Discontinued Operations. Revenues for the individual life segment were $652.2 million for 1998. Premiums ceded and reinsurance recoveries made in 2000 totaled $419.1 million and $416.1 million, respectively, and in 1999 totaled $476.5 million and $513.4 million, respectively.

4.  INVESTMENTS

    Debt securities available for sale as of December 31 were as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   2000 (Millions)                   Cost       Gains       Losses      Value
   -----------------------------------------------------------------------------
   U.S. government and government
     agencies and authorities      $  920.8     $ 34.3      $  2.1    $   953.0
   States, municipalities and
     political subdivisions             0.3         --          --          0.3

   U.S. corporate securities:
       Utilities                      282.2       13.8         6.2        289.8
       Financial                    1,753.1       33.8        21.2      1,765.7
       Transportation/capital
         goods                        660.2       21.4        11.3        670.3
       Health care/consumer
         products                     758.9       16.2        27.9        747.2
       Natural resources              499.3        7.6        15.6        491.3
       Other corporate securities     972.0        7.1        52.3        926.8
   -----------------------------------------------------------------------------
     Total U.S. corporate
       securities                   4,925.7       99.9       134.5      4,891.1
   -----------------------------------------------------------------------------

   Foreign securities:
       Government, including
         political subdivisions       384.7       23.9         4.3        404.3
       Utilities                      122.9       18.6          --        141.5
       Other                           31.2         --         9.3         21.9
   -----------------------------------------------------------------------------
     Total foreign securities         538.8       42.5        13.6        567.7
   -----------------------------------------------------------------------------

   Residential mortgage-backed
     securities:
       Pass-throughs                1,390.3       37.1         4.1      1,423.3
       Collateralized mortgage
         obligations                1,606.6       61.2         7.1      1,660.7
   -----------------------------------------------------------------------------
   Total residential
     mortgage-backed securities     2,996.9       98.3        11.2      3,084.0
   -----------------------------------------------------------------------------

   Commercial/Multifamily
     mortgage-backed securities     1,108.3       27.5        24.2      1,111.6

   Other asset-backed securities      753.7       13.4         3.4        763.7
   -----------------------------------------------------------------------------
   Total debt securities,
     including debt securities
     pledged to creditors          11,244.5      315.9       189.0     11,371.4

   Less: Debt securities pledged
     to creditors                     124.5        5.3         3.1        126.7
   -----------------------------------------------------------------------------

   Debt securities                 $11,120.0    $310.6      $185.9    $11,244.7
   =============================================================================

    Debt securities available for sale as of December 31 were as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   1999 (Millions)                   Cost       Gains       Losses      Value
   -----------------------------------------------------------------------------
   U.S. government and government
     agencies and authorities      $1,087.2     $  4.6      $ 22.1    $ 1,069.7

   States, municipalities and
     political subdivisions             0.3         --          --          0.3

   U.S. corporate securities:
       Utilities                      514.5        5.6        12.7        507.4
       Financial                    1,869.8        8.2        44.7      1,833.3
       Transportation/capital
         goods                        623.4         .9        39.0        585.3
       Health care/consumer
         products                   1,138.7        9.3        51.3      1,096.7
       Natural resources              424.6        1.3        15.4        410.5
       Other corporate securities     214.0        1.0        14.9        200.1
   -----------------------------------------------------------------------------
     Total U.S. corporate
       securities                   4,785.0       26.3       178.0      4,633.3
   -----------------------------------------------------------------------------
   Foreign securities:
       Government, including
         political subdivisions       364.6       17.1        11.9        369.8
       Utilities                      196.4        7.3          .4        203.3
       Other                          748.2        8.9        34.3        722.8
   -----------------------------------------------------------------------------
     Total foreign securities       1,309.2       33.3        46.6      1,295.9
   -----------------------------------------------------------------------------

   Residential mortgage-backed
     securities:
       Pass-throughs                1,055.9       19.8        17.6      1,058.1
       Collateralized mortgage
         obligations                1,683.1       25.1        37.7      1,670.5
   -----------------------------------------------------------------------------
     Total residential
       mortgage-backed securities   2,739.0       44.9        55.3      2,728.6
   -----------------------------------------------------------------------------

   Commercial/Multifamily
     mortgage-backed securities     1,031.5        3.4        48.7        986.2

   Other asset-backed securities      705.7        0.3         9.9        696.1
   -----------------------------------------------------------------------------

   Debt securities                 $11,657.9    $112.8      $360.6    $11,410.1
   =============================================================================

    At December 31, 2000 and 1999, net unrealized appreciation (depreciation) of $126.9 million and $(247.8) million, respectively, on available-for-sale debt securities including debt securities pledged to creditors, herein after referred to as "total debt securities", included $92.9 million and $(189.7) million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in insurance reserves.
    The amortized cost and fair value of total debt securities for the year ended December 31, 2000 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                             Amortized    Fair
   (Millions)                                  Cost       Value
   --------------------------------------------------------------
   Due to mature:
     One year or less                        $  405.4   $   405.9
     After one year through five years        2,272.8     2,299.2
     After five years through ten years       1,754.3     1,731.5
     After ten years                          1,953.1     1,975.6
     Mortgage-backed securities               4,105.2     4,195.5
     Other asset-backed securities              753.7       763.7
   --------------------------------------------------------------
   Less: Debt securities pledged to
     creditors                                  124.5       126.7
   ==============================================================
   Debt securities                           $11,120.0  $11,244.7
   ==============================================================

    At December 31, 2000 and 1999, debt securities carried at fair value of $8.6 million and $8.7 million, respectively, were on deposit as required by regulatory authorities.
    The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2000.
    Included in the Company's total debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:

                                          2000                 1999
                                   -------------------  -------------------
                                   Amortized    Fair    Amortized    Fair
   (Millions)                        Cost      Value      Cost      Value
   ------------------------------------------------------------------------
   Total residential CMOs (1)      $1,606.6   $1,660.7  $1,683.1   $1,670.5
   ========================================================================
   Percentage of total:
     Supporting experience rated
       products                                   80.6%                80.7%
     Supporting remaining
       products                                   19.4%                19.3%
   ------------------------------------------------------------------------
                                                 100.0%               100.0%
   ========================================================================

(1) At December 31, 2000 and 1999, approximately 84% and 81%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, and FHLMC.

    There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for CMO's that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 2000 and 1999, approximately 2% and 1%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

    Investments in equity securities as of December 31 were as follows:

   (Millions)                                 2000    1999
   --------------------------------------------------------
   Amortized Cost                            $120.8  $204.9
   Gross unrealized gains                       6.0    12.5
   Gross unrealized losses                      9.9    10.9
   --------------------------------------------------------
   Fair Value                                $116.9  $206.5
   ========================================================

5.  FINANCIAL INSTRUMENTS

    ESTIMATED FAIR VALUE

    The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2000 and 1999 were as follows:

                                          2000                 1999
                                   -------------------  -------------------
                                   Carrying     Fair    Carrying     Fair
   (Millions)                        Value     Value      Value     Value
   ------------------------------------------------------------------------
   Assets:
     Mortgage loans                $     4.6  $    4.5  $     6.7  $    6.8
   Liabilities:
     Investment contract
       liabilities:
       With a fixed maturity         1,041.0     982.3    1,055.3     991.0
       Without a fixed maturity     10,084.6   9,549.9   10,066.4   9,452.8
   ------------------------------------------------------------------------

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

    OFF-BALANCE-SHEET AND OTHER FINANCIAL INSTRUMENTS

    FUTURES CONTRACTS:

    Futures contracts are used to manage interest rate risk in the Company's bond portfolio. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets. The notional amounts, carrying values and estimated fair values of the Company's open treasury futures as of December 31, 1998 were $250.9 million, $.1 million, and $.1 million, respectively. There were no open treasury futures at December 31, 2000 and 1999.

    WARRANTS:

    Included in common stocks are warrants which are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period. The carrying values and estimated fair values of the Company's warrants to purchase equity securities at December 31, 2000 were both $0.3 million. The carrying values and estimated fair values at December 31, 1999 were both $6.5 million.

    OPTIONS:

    As of December 31, 2000 and 1999, the Company earned $1.1 million and $0.4 million respectively, of investment income for writing call options on underlying securities. At December 31, 2000 and 1999, there were no option contracts outstanding.

    DEBT INSTRUMENTS WITH DERIVATIVE CHARACTERISTICS:

    The Company also had investments in certain debt instruments with derivative characteristics, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities, included in the debt securities portfolio, as of December 31, 2000 was as follows:

                                             Amortized    Fair
   (Millions)                                  Cost      Value
   -------------------------------------------------------------
   Residential collateralized mortgage
     obligations                             $1,606.6   $1,660.7
     Principal-only strips (included above)      28.1       32.1
     Interest-only strips (included above)        8.2        9.7
   Other structured securities with
     derivative characteristics (1)              51.5       51.5
   -------------------------------------------------------------

(1) Represents non-leveraged instruments whose fair values and credit risk are based on underlying securities, including fixed income securities and interest rate swap agreements.

6.  NET INVESTMENT INCOME

    Sources of net investment income were as follows:

                                      One month     Eleven months
                                        ended           ended        Year ended       Year ended
                                    December 31,    November 30,    December 31,     December 31,
   (Millions)                           2000            2000            1999             1998
   ------------------------------------------------------------------------------------------------
   Debt securities                      $70.3          $768.9          $823.3           $798.8
   Nonredeemable preferred stock          1.8             9.5            17.1             18.4
   Investment in affiliated
     mutual funds                         0.5             2.1             2.4              6.6
   Mortgage loans                         0.1             0.5             1.1              0.6
   Policy loans                           0.7             7.9             7.7              7.2
   Cash equivalents                       4.4            50.3            39.0             46.1
   Other                                  2.6            13.1            15.3             15.5
   ------------------------------------------------------------------------------------------------
   Gross investment income               80.4           852.3           905.9            893.2
   Less: investment expenses             (1.8)          (18.5)          (19.6)           (21.4)
   ------------------------------------------------------------------------------------------------
   Net investment income                $78.6          $833.8          $886.3           $871.8
   ================================================================================================

    Net investment income includes amounts allocable to experience rated contractholders of $55.9 million and $622.2 million for the one month and eleven month periods ended December 31, 2000 and November 30, 2000, respectively, and $659.6 million and $655.6 million for the years ended December 31, 1999 and 1998, respectively. Interest credited to contractholders is included in current and future benefits.

7.  DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

    The Company paid $10.1 million, $255.7 million and $570.0 million in cash dividends to HOLDCO in 2000, 1999 and 1998, respectively. Of the $255.7 million paid in 1999, $206.0 million was accrued for in 1998. Of the $776.0 million dividends paid or accrued in 1998, $756.0 million (all of which was approved by the Insurance Commissioner of the State of Connecticut) was attributable to proceeds from the sale of the domestic individual life insurance business.

    The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net income was $100.6 million, $133.9 million and $148.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Statutory capital and surplus was $931.1 million and $844.9 million as of December 31, 2000 and 1999, respectively.

    As of December 31, 2000, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

    For 2001, the Company is required to implement statutory accounting changes ratified by the NAIC and state insurance departments ("Codification"). The cumulative effect of Codification to the Company's statutory surplus as of January 1, 2001 is estimated to be an increase of $27.4 million.

8.  CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

    Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold.

    Net realized capital gains (losses) on investments were as follows:

                                   One month     Eleven months
                                     ended           ended        Year ended       Year ended
                                 December 31,    November 30,    December 31,     December 31,
(Millions)                           2000            2000            1999             1998
------------------------------------------------------------------------------------------------
Debt securities                      $1.2           $(36.3)         $(23.6)           $ 7.4
Equity securities                     0.6             (0.9)            2.1              3.0
------------------------------------------------------------------------------------------------
Pretax realized capital gains
 (losses)                            $1.8           $(37.2)         $(21.5)           $10.4
================================================================================================
After-tax realized capital
 gains (losses)                      $1.3           $(24.3)         $(14.0)           $ 7.3
================================================================================================

    Net realized capital (losses) gains of $(16.8) million, $(36.7) million and $15.0 million for 2000, 1999 and 1998, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in Policyholders' funds left with the Company. Net unamortized gains allocable to experienced-rated contractholders were $45.1 million and $68.5 million at December 31, 2000 and 1999, respectively.

    Proceeds from the sale of total debt securities and the related gross gains and losses were as follows:

                                      One month     Eleven months
                                        ended           ended        Year ended       Year ended
                                    December 31,    November 30,    December 31,     December 31,
   (Millions)                           2000            2000            1999             1998
   ------------------------------------------------------------------------------------------------
   Proceeds on sales                   $233.0         $10,083.2       $5,890.1         $6,790.2
   Gross gains                            1.4               2.5           10.5             98.8
   Gross losses                            --              39.0           34.1             91.4
   ------------------------------------------------------------------------------------------------

    Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors, excluding those related to experience-rated contractholders) were as follows:

   (Millions)                            2000    1999     1998
   ------------------------------------------------------------
   Debt securities                      $ 92.1  $(199.2) $ 18.9
   Equity securities                      (5.5)    (3.4)  (16.1)
   Other                                  21.5    (27.6)   15.4
   ------------------------------------------------------------
       Subtotal                          108.1   (230.2)   18.2
   Increase (decrease) in deferred
     income taxes
     (Refer to Note 10)                   37.9    (80.6)    6.3
   ------------------------------------------------------------
   Net changes in accumulated other
     comprehensive income (loss)        $ 70.2  $(149.6) $ 11.9
   ============================================================

    Net unrealized capital gains (losses) allocable to experience-rated contracts of $92.9 million and $(189.7) million at December 31, 2000 and 1999, respectively, are reflected on the Consolidated Balance Sheets in Policyholders' funds left with the Company and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive (loss) income, which is net of amounts allocable to experience-rated contractholders, at December 31:

   (Millions)                            2000    1999    1998
   -----------------------------------------------------------
   Total debt securities:
     Gross unrealized capital gains     $ 78.5  $ 18.6  $157.3
     Gross unrealized capital losses     (44.5)  (76.7)  (16.2)
   -----------------------------------------------------------
                                          34.0   (58.1)  141.1
   -----------------------------------------------------------
   Equity securities:
     Gross unrealized capital gains        6.0    12.5    13.1
     Gross unrealized capital losses      (9.9)  (10.9)   (8.1)
   -----------------------------------------------------------
                                          (3.9)    1.6     5.0
   -----------------------------------------------------------
   Other:
     Gross unrealized capital gains       15.0     1.3    17.1
     Gross unrealized capital losses      (5.9)  (13.7)   (1.8)
   -----------------------------------------------------------
                                           9.1   (12.4)   15.3
   -----------------------------------------------------------
   Deferred income taxes (Refer to
     Note 10)                             13.8   (24.1)   56.6
   -----------------------------------------------------------
   Net accumulated other comprehensive
     income (loss)                      $ 25.4  $(44.8) $104.8
   ===========================================================

    Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated contractholders) were as follows:

   (Millions)                           2000    1999    1998
   ----------------------------------------------------------
   Unrealized holding gains (losses)
     arising during the year (1)        $70.1  $(146.3) $38.3
   Less: reclassification adjustment
     for (losses) gains and other
     items included in net income (2)    (0.1)     3.3   26.4
   ==========================================================
   Net unrealized gains (losses) on
     securities                         $70.2  $(149.6) $11.9
   ==========================================================

(1) Pretax unrealized holding gains (losses) arising during the year were $108.0 million, $(225.2) million and $58.8 million for 2000, 1999 and 1998, respectively.
(2) Pretax reclassification adjustments for (losses) gains and other items included in net income were $(0.1) million, $5.0 million and $40.6 million for 2000, 1999 and 1998, respectively.

9.  SEVERANCE

    In December 2000, the Company, in accounting for its acquisition by ING, established a severance liability of $10.7 million related to actions taken or expected to be taken with respect to the integration of the Company's and ING's businesses. The severance liability is based on a plan to eliminate approximately 175 positions (primarily in the retail annuity operations). The severance liability is reflected in other liabilities in the Consolidated Balance Sheets. Severance actions are expected to be substantially completed by December 31, 2001. No significant severance actions took place in 2000.

10. INCOME TAXES

    The Company is included in the consolidated federal income tax return of Lion through December 13, 2000. For tax settlements related to tax periods ending on or prior to December 13, 2000, the purchase agreement between ING America Insurance Holdings, Inc. and the former Aetna provides for the settlement of balances owed by the Company based on an amount approximating the tax the Company would have incurred were it not a member of the consolidated group, and owed to the Company for the use of its tax saving attributes in the consolidated federal income tax return.

    Subsequent to December 13, 2000, as a result of the sale, the Company will be filing a consolidated return with AICA. The Company allocates to each member, an amount approximating the tax the member would have incurred were it not a member of the consolidated group, and credits the member for use of its tax saving attributes in the consolidated federal income tax return.

    Income taxes from continuing operations consist of the following:

                                   One month     Eleven months
                                     ended           ended        Year ended       Year ended
                                 December 31,    November 30,    December 31,     December 31,
(Millions)                           2000            2000            1999             1998
------------------------------------------------------------------------------------------------
Current taxes (benefits):
  Federal                            $ 9.4          $  5.3          $ 64.3           $ 257.9
  State                                0.2             2.6             2.5               3.0
  Net realized capital
    (losses) gains                     0.3           (11.5)          (20.1)             16.8
------------------------------------------------------------------------------------------------
                                       9.9            (3.6)           46.7             277.7
------------------------------------------------------------------------------------------------
Deferred taxes (benefits):
  Federal                             (4.3)           83.2            31.3            (196.7)
  Net realized capital gains
    (losses)                           0.3            (1.5)           12.6             (13.9)
------------------------------------------------------------------------------------------------
                                      (4.0)           81.7            43.9            (210.6)
------------------------------------------------------------------------------------------------
    Total                            $ 5.9          $ 78.1          $ 90.6           $  67.1
================================================================================================

    Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                     One month      Eleven months
                                       ended            ended         Year ended       Year ended
                                   December 31,     November 30,     December 31,     December 31,
  (Millions)                           2000             2000             1999             1998
  --------------------------------------------------------------------------------------------------
  Income from continuing
    operations before
    income taxes                      $ 18.5           $ 249.6          $ 272.5          $ 239.9
  Tax rate                                35%               35%              35%              35%
  --------------------------------------------------------------------------------------------------
  Application of the tax rate            6.4              87.4             95.4             84.0
  Tax effect of:
    State income tax, net of
      federal benefit                    0.1               1.7              1.6              2.0
    Excludable dividends                (0.9)            (12.6)            (6.1)           (17.1)
    Other, net                           0.3               1.6             (0.3)            (1.8)
  --------------------------------------------------------------------------------------------------
  Income taxes                        $  5.9           $  78.1          $  90.6          $  67.1
  ==================================================================================================

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

   (Millions)                                 2000     1999
   ---------------------------------------------------------
   Deferred tax assets:
     Deferred policy acquisition costs       $  44.8  $   --
     Insurance reserves                        306.3   323.1
     Unrealized gains allocable to
       experience rated contracts               32.5      --
     Net unrealized capital losses                --    90.5
     Investment losses                           9.0     1.3
     Postretirement benefits other than
       pensions                                  5.8    24.8
     Deferred compensation                      65.6    42.5
     Sale of individual life insurance
       business                                   --    44.9
     Other                                      21.1    23.7
   ---------------------------------------------------------
   Total gross assets                          485.1   550.8
   ---------------------------------------------------------

   Deferred tax liabilities:
     Value of business acquired                623.3      --
     Deferred policy acquisition costs            --   324.0
     Market discount                             4.9     6.5
     Net unrealized capital gains               46.3      --
     Unrealized losses allocable to
       experience rated contracts                 --    66.4
     Depreciation                                4.4     3.5
     Sale of Individual life insurance
       business                                 15.1      --
     Excludable dividends                        5.0      --
     Other                                      34.1      --
   ---------------------------------------------------------
   Total gross liabilities                     733.1   400.4
   ---------------------------------------------------------
   Net deferred tax (liability) asset        $(248.0) $150.4
   =========================================================

    Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 2000 and 1999, no valuation allowance was required for unrealized capital gains and losses.

    The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 2000. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

    The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns of Lion through 1994. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1995 through 1997.

11. BENEFIT PLANS

    ALIAC, in conjunction with ING, has noncontributory defined benefit pension plans covering substantially all employees. The plans provide pension benefits based on years of service and average annual compensation (measured over 60 consecutive months of highest earnings in a 120 - month period). Contributions are determined using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to the amount that are tax-deductible. The accumulated benefit obligation and plan assets are recorded by ALIAC. As of the measurement date (i.e. December 13, 2000), fair value of plan assets exceed projected benefit obligations. Allocated pretax charges to operations for the former Aetna pension plan (based on the Company's total salary cost as a percentage of former Aetna's total salary cost) were $3.7 million and $6.6 million for the years ended December 31, 2000 and 1999, respectively. There were no charges in 1998 due to favorable plan asset performance.

    Effective January 1, 1999 ALIAC, in conjunction with former Aetna, changed the formula for providing pension benefits from the existing final average pay formula to a cash balance formula, which credits employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. The formula also provides for a transition period until December 1, 2006, which allows certain employees to receive vested benefits at the higher of the final average pay or cash balance formula. The changing of this formula will not have a material effect on ALIAC's results of operations, liquidity or financial condition.

    In addition to providing pension benefits, ALIAC, in conjunction with ING, provides certain health care and life insurance benefits for retired employees. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 45 with 10 years of service. There is a cap on the portion of the cost paid by the Company relating to medical and dental benefits. Retirees are generally required to contribute to the plans based on their years of service with the Company. The costs to the Company associated with the former Aetna postretirement plans for 2000, 1999 and 1998 were $1.2 million, $2.1 million and $1.0 million, respectively.

    ALIAC, in conjunction with ING, has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (i.e. December 13, 2000), the projected benefit obligation exceeded the fair value of plan assets. The Company, in conjunction with ING, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 2000, 1999 and 1998 were $1.4 million, $2.1 million and $1.4 million, respectively.

    Incentive Savings Plan--Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in certain investments are matched, up to 5% of compensation, by ING. Pretax charges to operations for former Aetna the incentive savings plan were $9.0 million, $7.7 million and $5.3 million in 2000, 1999 and 1998, respectively.

    Stock Plans--ALIAC, in conjunction with former Aetna, had a stock incentive plan that provided for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to employees. Certain executive, middle management and non-management employees were granted options to purchase common stock of former Aetna at or above the market price on the date of grant. Options generally became 100% vested three years after the grant was made, with one-third of the options vesting each year. The former Aetna did not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives were, from time to time, granted incentive units which were rights to receive common stock or an equivalent value in cash. The sale of ALIAC to ING America Insurance Holdings, Inc by former Aetna caused all outstanding stock options to vest immediately. The costs to the Company associated with the former Aetna stock plans for 2000, 1999 and 1998, were $2.7 million, $0.4 million and $4.2 million, respectively.

    During 2001, the benefits plans offered by ALIAC to its employees and agents will be transitioned to plans directly offered by ING. These plans are substantially similar to those offered by ALIAC, in conjunction with ING, and any differences are not expected to be material in nature.

    Effective January 1, 1998, Aeltus established an additional deferred incentive compensation plan, designed to attract, retain and incent key members of Aeltus. The plan had a five year vesting period. Payments under the plan were conditioned upon continued employment and were based upon an imputed share price of Aeltus at the end of the vesting period. The plan value was determined annually and the cost of the plan was expensed ratably over the vesting period. A change in control at Aeltus, as defined in the plan, would cause immediate full vesting of all outstanding shares. The purchase of Aetna Inc. by ING meets this definition. As a result, all outstanding shares became fully vested based on Aeltus's imputed value at the date of the sale and were subsequently paid out in early 2001. The appropriate annual share of the cost of the plan, including the additional cost in 2000 associated with this full vesting, has been reflected in salaries and related benefits in the Consolidated Statements of Income for each of the three years ended December 31, 2000. The costs to Aeltus associated with the deferred incentive compensation plan for 2000, 1999 and 1998, were $42.2 million, $4.7 million and $3.1 million, respectively.

12. RELATED PARTY TRANSACTIONS

    INVESTMENT ADVISORY AND OTHER FEES

    ALIAC and Aeltus serve as investment advisors and administrators to the Company's mutual funds and variable funds (collectively, the Funds). Company Funds pay Aeltus or ALIAC, as investment advisor or administrator, a daily fee which, on an annual basis, ranged, depending on the fund, from 0.33% to 1.15% of their average daily net assets. All of the funds managed by ALIAC and certain of the Funds managed by Aeltus are subadvised by investment advisors, in which case, Aeltus or ALIAC pays a subadvisory fee to the investment advisors. The Company is also compensated by the Separate Accounts (variable funds) for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the Separate Accounts pay the Company a daily fee, which, on an annual basis is, depending on the product, up to 3.40% of their average daily net assets. The amount of compensation and fees received from the Funds and Separate Accounts, included in charges assessed against policyholders and other income, amounted to $506.3 million, $424.2 million and $349.0 million in 2000, 1999 and 1998, respectively.

    CAPITAL TRANSACTIONS

    The Company received capital contributions in the form of cash and assets of $73.5 million, and $56.0 million, respectively from HOLDCO in 2000. In 1998, the Company received capital contributions in the form of cash of $9.3 million from HOLDCO. The Company received no capital contribution in 1999.

    Refer to Note 7 for dividends paid to HOLDCO.

    OTHER

    Premiums due and other receivables include $4.7 million and $10.5 million due from affiliates in 2000 and 1999, respectively. Other liabilities include $4.1 million and $1.9 million due to affiliates for 2000 and 1999, respectively.

    Former Aetna transferred to the Company $.4 million, $.8 million and $1.7 million based on its decision not to settle state tax liabilities for the years 2000, 1999 and 1998, respectively, as permitted under the tax sharing arrangement, which is reported in other changes in retained earnings.

    Certain administrative and support functions of the Company are provided by former Aetna and its affiliates for a specified transition period. At the end of the transition period, these functions will be provided by ING affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of the service provided.

13. REINSURANCE

    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. (Refer to Note 3).

    Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 was reinsured externally. Beginning November 1, 1997, 90% of new business written on these products was reinsured externally. Effective October 1, 1998 this agreement was assigned from the third party reinsurer to Lincoln.

    Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), (formerly an affiliate of the Company), in which substantially all of the non-participating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual non-participation life insurance business, with the exception of certain supplementary contracts with reserves of $74.9 million and $81.9 million as of December 31, 2000 and 1999, respectively, was sold to Lincoln (refer to Note 3).

    The operating results of the domestic individual life business are presented as Discontinued Operations. Premiums of $15.8 million, $17.9 million and $336.3 million and current and future benefits of $34.6 million, $8.6 million and $341.1 million, were assumed in 2000, 1999 and 1998, respectively. Investment income of $17.0 million was generated from a reinsurance loan to affiliate for the year ended December 31, 1998.

    Prior to the sale of the domestic individual life insurance business to Lincoln on October 1, 1998, the Company's retention limit per individual life was $2.0 million and amounts in excess of this limit, up to a maximum of $8.0 million on any new individual life business was reinsured with Aetna Life on a yearly renewable term basis. The premium amount related to this agreement was $2.0 million for 1998. This agreement was terminated effective October 1, 1998.

    Effective October 1, 1997, the Company entered into a reinsurance agreement with Aetna Life, (formerly an affiliate of the Company) to assume amounts in excess of $0.2 million for certain of its participating life insurance, on a yearly renewable term basis. Premium amounts related to this agreement were $4.4 million in 1998. The business assumed under this agreement was retroceded to Lincoln effective October 1, 1998.

    On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life, (formerly an affiliate of the Company) for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $29.2 million and $33.4 million were maintained for this contract as of December 31, 2000 and 1999, respectively.

    The following table includes premium amounts ceded/assumed.

                                           Ceded to    Assumed
                                   Direct    Other    from Other    Net
   (Millions)                      Amount  Companies  Companies   Amount
   ----------------------------------------------------------------------

               2000
   ------------------------------
   Premiums:
     Discontinued Operations       $366.6   $382.4      $ 15.8    $   --
     Accident and Health
       Insurance                    15.2      15.2          --        --
     Annuities                     160.4       7.1         0.9     154.2
   ----------------------------------------------------------------------
       Total earned premiums       $542.2   $404.7      $ 16.7    $154.2
   ======================================================================

               1999
   ------------------------------
   Premiums:
     Discontinued Operations       $460.1   $478.0      $ 17.9    $   --
     Accident and Health
       Insurance                    33.4      33.4          --        --
     Annuities                     111.5       4.9         0.9     107.5
   ----------------------------------------------------------------------
       Total earned premiums       $605.0   $516.3      $ 18.8    $107.5
   ======================================================================

               1998
   ------------------------------
   Premiums:
     Discontinued Operations       $166.8   $165.4      $340.6    $342.0
     Accident and Health
       Insurance                    16.3      16.3          --        --
     Annuities                      80.8       2.9         1.5      79.4
   ----------------------------------------------------------------------
       Total earned premiums       $263.9   $184.6      $342.1    $421.4
   ======================================================================

14. SEGMENT INFORMATION

    Summarized financial information for the Company's principal operations was as follows:

                                                 Investment
   Year ended December 31, 2000    Financial     Management    Discontinued
   (Millions) (1)                 Products (2)  Services (2)  Operations (2)  Other (2)     Total
   -------------------------------------------------------------------------------------------------
   Revenue from external
     customers                     $   692.1       $138.2              --       $(53.0)   $   777.3
   Net investment income               905.8          2.8              --          3.8        912.4
   -------------------------------------------------------------------------------------------------
   Total revenue excluding net
     realized
     capital (losses) gains        $ 1,597.9       $141.0              --       $(49.2)   $ 1,689.7
   =================================================================================================
   Amortization of deferred
     policy acquisition costs      $   115.6                                    $ 11.3    $   126.9
   -------------------------------------------------------------------------------------------------
   Income taxes (benefits)         $    79.0       $  9.0              --       $ (4.0)   $    84.0
   -------------------------------------------------------------------------------------------------
   Operating earnings (losses)
     (3)                           $   204.7       $  9.7              --       $ (7.3)   $   207.1
   Net realized capital (losses)
     gains, net
     of tax                            (23.1)         0.1              --           --        (23.0)
   -------------------------------------------------------------------------------------------------
   Income (loss) from continuing
     operations                        181.6          9.8              --         (7.3)       184.1
   Discontinued operations, net
     of tax:
     Amortization of deferred
       gain on sale (4)                   --           --        $    5.7           --          5.7
   -------------------------------------------------------------------------------------------------
   Net income (loss)               $   181.6       $  9.8        $    5.7       $ (7.3)   $   189.8
   =================================================================================================
   Segment assets                  $54,117.7       $ 44.1        $2,991.2           --    $57,153.0
   -------------------------------------------------------------------------------------------------
   Expenditures for long-lived
     assets (5)                           --           --              --       $  3.4    $     3.4
   -------------------------------------------------------------------------------------------------
   Balance of long-lived assets           --           --              --       $ 54.3    $    54.3
   -------------------------------------------------------------------------------------------------

(1) Year ended 2000 data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post-acquisition period of one month ended December 31, 2000.
(2) Financial Products include: deferred and immediate annuity contracts, mutual funds, distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company's mutual funds and affiliate's separate accounts; and trustee, administrative and other services to retirement plans. (Refer to Notes 1 and 2.) Discontinued operations include life insurance products. (Refer to Note 3.) Other includes consolidating adjustments and Year 2000 costs.
(3) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
(4) Taxes on the amortization of deferred gain on sale amounted to $3.3 million.
(5) Expenditures of long-lived assets represent additions to property and equipment not allocable to business segments.

                                              Investment
Year ended December 31, 1999    Financial     Management    Discontinued
(Millions)                     Products (1)  Services (1)  Operations (1)  Other (1)     Total
-------------------------------------------------------------------------------------------------
Revenue from external
  customers                     $   551.1       $118.3              --       $(43.9)   $   625.5
Net investment income               881.5          1.5              --          3.3        886.3
-------------------------------------------------------------------------------------------------
Total revenue excluding net
  realized capital losses       $ 1,432.6       $119.8              --       $(40.6)   $ 1,511.8
=================================================================================================
Amortization of deferred
  policy acquisition costs      $    93.4           --              --       $ 11.5    $   104.9
-------------------------------------------------------------------------------------------------
Income taxes (benefits)         $    87.5       $ 16.5              --       $(13.4)   $    90.1
-------------------------------------------------------------------------------------------------
Operating earnings
  (losses) (2)                  $   192.8       $ 28.1              --       $ (7.5)   $   213.4
Other item (3)                         --           --              --        (17.5)       (17.5)
Net realized capital losses,
  net of tax                        (14.0)          --              --           --        (14.0)
-------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                        178.8         28.1              --        (25.0)       181.9
Discontinued operations, net
  of tax:
  Amortization of deferred
    gain on sale (4)                   --           --        $    5.7           --          5.7
-------------------------------------------------------------------------------------------------
Net income (loss)               $   178.8       $ 28.1        $    5.7       $(25.0)   $   187.6
=================================================================================================
Segment assets                  $53,362.1       $ 36.6        $2,989.0           --    $56,387.7
-------------------------------------------------------------------------------------------------
Expenditures for long-lived
  assets (5)                           --           --              --       $  3.9    $     3.9
-------------------------------------------------------------------------------------------------
Balance of long-lived assets           --           --              --       $ 12.2    $    12.2
-------------------------------------------------------------------------------------------------

(1) Financial Products include: deferred and immediate annuity contracts, mutual funds, distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company's mutual funds and affiliate's separate accounts; and trustee, administrative and other services to retirement plans. (Refer to Notes 1 and 2.) Discontinued operations include life insurance products. (Refer to Note 3.) Other includes consolidating adjustments and Year 2000 costs
(2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
(3) Other item excluded from operating earnings represents after-tax Year 2000 costs.
(4) Taxes on the amortization of deferred gain on sale amounted to $3.2 million.
(5) Expenditures of long-lived assets represent additions to property and equipment not allocable to business segments.

                                                 Investment
   Year ended December 31, 1998    Financial     Management    Discontinued
   (Millions)                     Products (1)  Services (1)  Operations (1)  Other (1)     Total
   -------------------------------------------------------------------------------------------------
   Revenue from external
     customers                     $   445.6        $96.7              --       $(38.4)   $   503.9
   Net investment income               865.3          1.5              --          5.0        871.8
   -------------------------------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains        $ 1,310.9        $98.2              --       $(33.4)   $ 1,375.7
   =================================================================================================
   Amortization of deferred
     policy acquisition costs      $    80.3           --              --       $ 10.9    $    91.2
   -------------------------------------------------------------------------------------------------
   Income Taxes (benefits)         $    68.2        $14.7              --       $(15.8)   $    67.1
   -------------------------------------------------------------------------------------------------
   Operating earnings (2)          $   171.0        $24.0              --       $ (7.1)   $   187.9
   Other item (3)                         --           --              --        (22.4)       (22.4)
   Net realized capital gains,
     net of tax                          7.3           --              --           --          7.3
   -------------------------------------------------------------------------------------------------
   Income from continuing
     operations                        178.3         24.0              --        (29.5)       172.8
   Discontinued operations, net
     of tax:
     Income from operations (4)           --           --        $   61.8           --         61.8
     Immediate gain on sale (4)           --           --            59.0           --         59.0
   -------------------------------------------------------------------------------------------------
   Net income (loss)               $   178.3        $24.0        $  120.8       $(29.5)   $   293.6
   =================================================================================================
   Segment assets                  $44,367.4        $13.4        $2,946.4           --    $47,327.2
   -------------------------------------------------------------------------------------------------
   Expenditures for long-lived
     assets (5)                           --           --              --       $  6.4    $     6.4
   -------------------------------------------------------------------------------------------------
   Balance of long-lived assets           --           --              --       $ 12.2    $    12.2
   -------------------------------------------------------------------------------------------------

(1) Financial Products include: deferred and immediate annuity contracts, mutual funds, distribution services for annuities and mutual funds and programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, investment advisory services and pension plan administrative services. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company's mutual funds and affiliate's separate accounts; and trustee, administrative and other services to retirement plans. (Refer to Notes 1 and 2.) Discontinued operations include life insurance products. (Refer to Note 3.) Other includes consolidating adjustments and Year 2000 costs.
(2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
(3) Other item excluded from operating earnings represents after-tax Year 2000 costs.
(4) Taxes on the income from operations and the immediate gain on sale amounted to $32.1million and $29.3 million, respectively.
(5) Expenditures of long-lived assets represent additions to property and equipment not allocable to business segments.

14. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASES

    In conjunction with the acquisition by ING, the Company entered into with or assumed from a former affiliate operating leases for office space. Since December 13, 2000, rent expense for these leases was immaterial. The future net minimum payments under noncancelable leases for 2001 through 2005 are estimated to be $25.5 million, $24.5 million, $21.5 million, $19.1 million and $16.3 million, respectively, and 29.9 million, thereafter.

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31,1998, the Company had off-balance sheet commitments to purchase investments of $68.7 million with an estimated fair value of $68.9 million. At December 31, 2000 and 1999, there were no off-balance sheet commitments.

    LITIGATION

    In recent years, life insurance companies have been named as defendants in class action lawsuits relating to life insurance sales practices. The Company is currently a defendant in one such lawsuit.

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

    The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.

    QUARTERLY DATA (UNAUDITED)

   2000 (Millions)                 First   Second   Third   Fourth
   ----------------------------------------------------------------
   Total Revenue                   $408.3  $409.3   $426.4  $410.3
   ----------------------------------------------------------------
   Income from continuing
     operations
     before income taxes           $ 76.5  $ 85.0   $ 77.4  $ 29.2
   Income Taxes                      25.1    28.1     22.7     8.1
   ----------------------------------------------------------------
   Income from continuing
     operations                    $ 51.4  $ 56.9   $ 54.7  $ 21.1
   Income from discontinued
     operations                       1.6     1.6      1.5     1.0
   ----------------------------------------------------------------
   Net income                      $ 53.0  $ 58.5   $ 56.2  $ 22.1
   ================================================================

(1) Fourth quarter data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.

   1999 (Millions)                 First   Second   Third   Fourth
   ----------------------------------------------------------------
   Total Revenue                   $366.3  $366.9   $382.4  $374.7
   ----------------------------------------------------------------
   Income from continuing
     operations before income
     taxes                         $ 73.3  $ 72.2   $ 65.7  $ 61.3
   Income Taxes                      24.1    23.7     21.8    21.0
   ----------------------------------------------------------------
   Income from continuing
     operations                    $ 49.2  $ 48.5   $ 43.9  $ 40.3
   Income from discontinued
     operations                       1.3     1.4      1.4     1.6
   ----------------------------------------------------------------
   Net income                      $ 50.5  $ 49.9   $ 45.3  $ 41.9
   ================================================================

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

          Omitted pursuant to General Instruction I(2) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.  Financial statements. See Item 8 on Page 27.
     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 70.
     3.  Exhibits:

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

        Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

        Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

        Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

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

        Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

        Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

        Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

        Incorporated by reference to Post-Effective Amendment No. 17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

        Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

     10. Material Contracts

         10.1 Amended and Restated Asset Purchase Agreement by and among Aetna Life Insurance Company, Aetna Life Insurance and Annuity Company, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, dated May 21, 1998, incorporated herein by reference to the Company's Form 10-Q filed on August 8, 1998. (The Company will provide to the Securities and Exchange Commission a copy of omitted schedules or similar attachments upon request.)

         10.2 Distribution Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc.

         10.3 Employee Benefits Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc.

         10.4 Tax Sharing Agreement, dated as of December 13, 2000, among Lion Connecticut Holdings Inc., Aetna Inc. and ING America Insurance Holdings, Inc.

         10.5 Transition Services Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc.

         10.6 Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (continued)
         10.7 Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and Aetna Life Insurance and Annuity Company

         10.8 10 State House Square Services Agreement, dated as of December 13, 2000, between Aetna Inc. and Lion Connecticut Holdings Inc.

     21  Subsidiaries of the Registrant

        Incorporated by reference to Exhibit Item 24 of Post-Effective Amendment No.38 to Registration Statement on Form N-1A (File Number 33-81216), as filed on January 19, 2001.

     24  Power of Attorney

        (Filed herein immediately after Signature page.)

    Exhibits, other than these listed, are omitted because they are not required or not applicable.

(b)  Reports on Form 8-K.

    None.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                    Page
                                                    ----

Independent Auditors' Report......................    71

I.        Summary of Investments--Other than
            Investments in Affiliates as of
            December 31, 2000.....................    72

III.      Supplementary Insurance Information as
            of and for the years ended
            December 31, 2000, 1999 and 1998......    73

Schedules other than those listed above are omitted because they are not required or are not applicable.

                          INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
Aetna Life Insurance and Annuity Company:

Under date of March 27, 2001, we reported on the consolidated balance sheets of Aetna Life Insurance and Annuity Company and Subsidiaries as of December 31, 2000 ("Successor Company") and December 31, 1999 ("Preacquisition Company"), and the related consolidated statements of income, changes in shareholder's equity and cash flows for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 and the years ended December 31, 1999 and 1998 ("Preacquisition Company"), as included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 30, 2000, ING America Insurance Holdings Inc. acquired all of the outstanding stock of Aetna Inc., Aetna Life Insurance and Annuity Company's indirect parent and sole shareholder in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

                                   SCHEDULE I
          Summary of Investments--Other than Investments in Affiliates
                            As of December 31, 2000
                                 (in millions)

                                                             Amount at
                                                            Which Shown
                                                              in the
        Type of Investment             Cost      Value*    Balance Sheet
        ------------------           ---------  ---------  -------------
Debt Securities:
  U.S. government and government
    agencies and authorities         $   920.8  $   953.0    $   953.0
  States, municipalities and
    political subdivisions                 0.3        0.3          0.3
  U.S. corporate securities            4,925.7    4,891.1      4,891.1
  Foreign securities (1)                 538.8      567.7        567.7
  Residential mortgage-backed
    securities                         2,996.9    3,084.0      3,084.0
  Commercial/Multifamily
    mortgage-backed securities         1,108.3    1,111.6      1,111.6
  Other asset-backed securities          753.7      763.7        763.7
  Less: debt securities pledged to
    creditors                            124.5      126.7        126.7
                                     ---------  ---------    ---------
    Total debt securities             11,120.0   11,244.7     11,244.7
                                     ---------  ---------    ---------

Equity securities:
  Non-redeemable preferred stock         109.0      100.7        100.7
  Investment in affiliated mutual
    funds                                  9.6       12.7         12.7
  Common stock                             2.2        3.5          3.5
                                     ---------  ---------    ---------
    Total equity securities              120.8      116.9        116.9
                                     ---------  ---------    ---------

Short-term investments                   109.4      109.4        109.4
Mortgage loans                             4.6        4.5          4.6
Policy loans                             339.3      339.3        339.3
Other                                     13.4       13.4         13.4
Securities pledges to creditors          126.8      129.0        129.0
                                     ---------  ---------    ---------
    Total investments                $11,834.3  $11,957.2    $11,957.3
                                     =========  =========    =========

  *  See Notes 1 and 4 of Notes to Consolidated Financial Statements.
(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                  SCHEDULE III
                      Supplementary Insurance Information
         As of and for the years ended December 31, 2000, 1999 and 1998
                                 (in millions)

                                                                             Policy-
                            Deferred                Unpaid                   holders'
                             policy      Future     claims                  funds left
                           acquisition   policy    and claim    Unearned     with the
         Segment              costs     benefits   expenses   premiums (1)   Company
--------------------------------------------------------------------------------------
          2000
Financial Products          $   13.0    $1,017.4     $ 7.2        $1.0      $11,116.2
Investment Management
  Services                        --          --        --          --             --
Other                           (0.7)         --        --          --            9.4
Discontinued Operations
  (2)                             --     2,959.3      22.4          --             --
--------------------------------------------------------------------------------------
Total                       $   12.3    $3,976.7     $29.6        $1.0      $11,125.6
======================================================================================
          1999
Financial Products          $1,080.8    $  889.8     $ 7.4        $1.0      $11,112.2
Investment Management
  Services                        --          --        --          --             --
Other                          (34.4)         --        --          --             --
Discontinued Operations
  (2)                             --     2,959.6      19.9          --            9.5
--------------------------------------------------------------------------------------
Total                       $1,046.4    $3,849.4     $27.3        $1.0      $11,121.7
======================================================================================
          1998
Financial Products          $  916.0    $  878.0     $ 0.3        $1.1      $11,295.1
Investment Management
  Services                        --          --        --          --             --
Other                          (22.9)         --        --          --             --
Discontinued Operations
  (2)                             --     2,936.8      18.5          --           10.5
--------------------------------------------------------------------------------------
Total                       $  893.1    $3,814.8     $18.8        $1.1      $11,305.6
======================================================================================

NOTES TO SCHEDULE III:
(1) Included in future policy benefits on the Company's Consolidated Balance Sheets.
(2)  Domestic individual life insurance business.

                      Supplementary Insurance Information
         As of and for the years ended December 31, 2000, 1999 and 1998
                                 (in millions)

                                                                        Amortization
                                                                        of deferred
                                       Net                   Current       policy        Other
                           Premium  investment    Other     and future  acquisition    Operating
         Segment           Revenue  income (3)  Income (4)   benefits      costs      Expenses (5)
--------------------------------------------------------------------------------------------------

        2000 (6)
Financial Products         $154.2     $905.8      $502.3      $795.6       $115.6        $390.6
Investment Management
  Services                     --        2.8       138.4          --           --         122.3
Other (7)                      --        3.8       (53.0)         --         11.3         (49.2)
--------------------------------------------------------------------------------------------------
Continuing Operations      $154.2     $912.4      $587.7      $795.6       $126.9        $463.7
==================================================================================================
Discontinued Operations
  (8)                          --         --      $  9.0          --           --            --
==================================================================================================

          1999
Financial Products         $107.5     $881.5      $422.1      $746.2       $ 93.4        $305.2
Investment Management
  Services                     --        1.5       118.3          --           --          75.2
Other (7)                      --        3.3       (43.9)         --         11.5         (13.7)
--------------------------------------------------------------------------------------------------
Continuing Operations      $107.5     $886.3      $496.5      $746.2       $104.9        $366.7
==================================================================================================
Discontinued Operations
  (8)                          --         --      $  8.7          --           --            --
==================================================================================================

          1998
Financial Products         $ 79.4     $865.3      $376.6      $714.4       $ 80.3        $280.3
Investment Management
  Services                     --        1.5        96.7          --           --          59.5
Other (7)                      --        5.0       (38.4)         --         10.9           1.0
--------------------------------------------------------------------------------------------------
Continuing Operations      $ 79.4     $871.8      $434.9      $714.4       $ 91.2        $340.6
==================================================================================================
Discontinued Operations
  (8)                      $342.0     $146.1      $164.1      $482.4       $ 34.7        $ 41.3
==================================================================================================

NOTES TO SCHEDULE III (continued):
(3) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(4) Includes net realized capital losses and gains and charges assessed against policyholders.
(5) Year 2000 costs are not included in the amounts reported for the Financial Products and Investment Management Services segments.
(6) Year ended 2000 data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(7)  Includes consolidating adjustments and Year 2000 costs.
(8)  Domestic individual life insurance business

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                            (Registrant)


Date  March 30, 2001                                By  /s/ Deborah Koltenuk
  ----------------------------                      -----------------------------------------------
                                                        Deborah Koltenuk
                                                        Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30th, 2001.

                    SIGNATURES                                            TITLE

----------------------------------------------
Wayne R. Huneke                                     Director and Chief Financial Officer
                                                      (Principal Financial Officer)

----------------------------------------------
P. Randall Lowery                                   Director

----------------------------------------------
Thomas J. McInerney                                 Director and President (Principal Executive
                                                      Officer)

----------------------------------------------
Robert C. Salipante                                 Director

----------------------------------------------
Mark A. Tullis                                      Director

/s/ Deborah Koltenuk                                Vice President and Corporate Controller
----------------------------------------------
Deborah Koltenuk

* By:  /s/ Paula Cludray-Engelke
      ------------------------------------------------
      Paula Cludray-Engelke
      Attorney-in-fact

                               POWER OF ATTORNEY

We, the undersigned directors and officers of Aetna Life Insurance and Annuity Company, hereby severally constitute and appoint Paula Cludray-Engelke and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 2000 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 30th day of March, 2001.

                    SIGNATURES                                            TITLE

/s/ Wayne R. Huneke
-------------------------------------------
Wayne R. Huneke                                     Director and Chief Financial Officer

/s/ P. Randall Lowery
-------------------------------------------
P. Randall Lowery                                   Director

/s/ Thomas J. McInerney
-------------------------------------------
Thomas J. McInerney                                 Director and President

/s/ Robert C. Salipante
-------------------------------------------
Robert C. Salipante                                 Director

/s/ Mark A. Tullis
-------------------------------------------
Mark A. Tullis                                      Director

/s/ Deborah Koltenuk
-------------------------------------------
Deborah Koltenuk                                    Vice President and Corporate Controller

                  ASSISTANT CORPORATE SECRETARY'S CERTIFICATE

                    AETNA LIFE INSURANCE AND ANNUITY COMPANY

I, Lena A.Rabbitt, the duly elected Assistant Corporate Secretary of Aetna Life Insurance and Annuity Company (the "Company"), do hereby certify that the attached resolutions entitled "Company Name, Authority to Sign (Duplicate Corporate Seals)" adopted by the Board of Directors on June 22, 1995, are currently in full force and effect, and have not been amended, restated, or superceded.

IN WITNESS WHEREOF, I have affixed my name as Assistant Corporate Secretary and have caused the corporate seal of said Company to be hereunto affixed this 30th day of March, 2001.

                                                    By: /s/ Lena A. Rabbitt
                                                    -------------------------------------------------
(Corporate Seal)                                    Lena A. Rabbitt
                                                    Assistant Corporate Secretary
                                                    Aetna Life Insurance and Annuity Company

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