Form 10-Q
period 2001-03-31
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2001-05-14
CIK 837010

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001
                               --------------
Commission file number   33-23376
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

                   Yes     X               No
                      -------------          -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                 AT MAY 11, 2001

Common Stock, par value $50                                          55,000



The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                        ------------
PART I.      FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.   Financial Statements:
                Consolidated Statements of Income..............................3
                Consolidated Balance Sheets....................................4
                Consolidated Statements of Changes in Shareholder's Equity.....5
                Consolidated Statements of Cash Flows..........................6
                Condensed Notes to Consolidated Financial Statements...........7
             Independent Auditors' Review Report..............................15

   Item 2.   Management's Analysis of the Results of Operations...............16

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings................................................26

   Item 5.   Other Information................................................26

   Item 6.   Exhibits and Reports on Form 8-K.................................26

Signature    .................................................................27

                                      2

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (Unaudited)
                                   (millions)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------
                                                                            2001               2000
                                                                            ----               ----
Revenue:
  Premiums                                                                   $ 31.8              $36.0
  Charges assessed against policyholders                                       99.7              116.0
  Net investment income                                                       224.2              228.3
  Net realized capital losses                                                  (4.0)              (8.9)
  Other income                                                                 43.8               36.9
                                                                         -----------        -----------
Total revenue                                                                 395.5              408.3

Benefits and expenses:
  Current and future benefits                                                 183.4              201.2
  Operating expenses:
      Salaries and related benefits                                            44.0               44.1
      Other                                                                    58.7               55.3
  Amortization of deferred policy acquisition costs
      and value of business acquired                                           30.8               31.2
  Amortization of goodwill                                                     14.3                  -
                                                                         -----------        -----------
Total benefits and expenses                                                   331.2              331.8

                                                                         -----------        -----------
Income from continuing operations before income taxes                          64.3               76.5

  Income taxes                                                                 28.2               25.1
                                                                         -----------        -----------

Income from continuing operations                                              36.1               51.4
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                                           -                1.6
                                                                         -----------        -----------

Net income                                                                    $36.1              $53.0
                                                                         ===========        ===========

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                        MARCH 31,        DECEMBER 31,
ASSETS                                                                     2001              2000
------                                                                     ----              ----
                                                                       (UNAUDITED)
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $11,654.5 and $11,120.0)                             $11,947.8         $11,244.7
Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $109.1 and  $109.0)                   106.0             100.7
    Investment in affiliated mutual funds (cost:  $8.5 and $9.6)                10.5              12.7
    Common stock (cost:  $2.3 and $2.2)                                          3.4               3.5
  Short-term investments                                                        18.1             109.4
  Mortgage loans                                                                 4.6               4.6
  Policy loans                                                                 336.6             339.3
  Other investments                                                             13.3              13.4
  Securities pledged to creditors (amortized cost: $8.9 and $126.8)              9.1             129.0
                                                                      ---------------    --------------
Total investments                                                           12,449.4          11,957.3

  Cash and cash equivalents                                                    465.6             796.3
  Short-term investments under securities loan agreement                         9.5             131.8
  Accrued investment income                                                    155.4             147.2
  Premiums due and other receivables                                            28.7              82.9
  Reinsurance recoverable                                                    3,005.6           3,005.8
  Current income taxes                                                             -              40.6
  Deferred policy acquisition costs                                             47.8              12.3
  Value of business acquired                                                 1,775.6           1,780.9
  Goodwill                                                                   2,283.1           2,297.4
  Other assets                                                                 129.8             154.7
  Separate Accounts assets                                                  32,586.0          36,745.8
                                                                      ---------------    --------------

Total assets                                                               $52,936.5         $57,153.0
                                                                      ===============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Future policy benefits                                                    $3,986.1         $ 3,977.7
  Unpaid claims and claim expenses                                              25.1              29.6
  Policyholders' funds left with the Company                                11,482.9          11,125.6
                                                                      ---------------    --------------
Total insurance reserve liabilities                                         15,494.1          15,132.9
  Payables under securities loan agreement                                       9.5             131.8
  Current income taxes                                                          79.6                 -
  Deferred income taxes                                                        222.2             248.0
  Other liabilities                                                            133.8             549.9
  Separate Accounts liabilities                                             32,586.0          36,745.8
                                                                      ---------------    --------------
Total liabilities                                                           48,525.2          52,808.4
                                                                      ---------------    --------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                             2.8               2.8
  Paid-in capital                                                            4,303.8           4,303.8
  Accumulated other comprehensive gain                                          56.0              25.4
  Retained earnings                                                             48.7              12.6
                                                                      ---------------    --------------
Total shareholder's equity                                                   4,411.3           4,344.6
                                                                      ---------------    --------------

Total liabilities and shareholder's equity                                 $52,936.5         $57,153.0
                                                                      ===============    ==============

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (millions)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                      2001               2000
                                                                      ----               ----
Shareholder's equity, beginning of period                             $4,344.6            $1,385.6

Comprehensive income:
   Net income                                                             36.1                53.0
   Other comprehensive income, net of tax:
      Unrealized gains on securities $46.9, $5.7
      pretax (1)                                                          30.6                 3.7
                                                                  -------------      --------------
Total comprehensive income                                                66.7                56.7
                                                                  -------------      --------------

Other changes                                                                -                 0.6
                                                                  -------------      --------------

Shareholder's equity, end of period                                   $4,411.3            $1,442.9
                                                                  =============      ==============

(1) Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (millions)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------
                                                                                             2001               2000
                                                                                             ----               ----
Cash Flows from Operating Activities:
     Net income                                                                           $  36.1            $  53.0
     Adjustments to reconcile net income to net cash (used for) provided by operating activities:
         Net accretion of discount on investments                                            (7.2)              (9.0)
         Amortization of deferred gain on sale                                                  -               (1.6)
         Net realized capital losses                                                          4.0                8.9
         Changes in assets and liabilities:
                 Increase in accrued investment income                                       (8.1)              (3.7)
                 Decrease in premiums due and other receivables                              64.5                7.7
                 Decrease (increase) in policy loans                                          2.8               (3.7)
                 Increase in deferred policy acquisition costs                              (35.6)             (41.6)
                 Decrease in value of business acquired                                       5.3                  -
                 Amortization of goodwill                                                    14.3                  -
                 Net increase in universal life account balances                              8.6                6.3
                 (Decrease) increase in other insurance reserve liabilities                 (43.3)              43.0
                 (Decrease) increase in other liabilities and other assets                 (320.7)               1.5
                 Increase in income taxes                                                    77.8               24.4
                                                                                   ---------------  -----------------
Net cash (used for) provided by operating activities                                       (201.5)              85.2
                                                                                   ---------------  -----------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                              969.1            2,870.0
            Equity securities                                                                 4.3                8.9
            Mortgage loans                                                                      -                2.1
         Investment maturities and collections of:
            Debt securities available for sale                                              170.1              177.8
            Short-term investments                                                           96.6               43.1
         Cost of investment purchases in:
            Debt securities available for sale                                           (1,544.0)          (2,807.6)
            Equity securities                                                                (3.9)              (7.9)
            Short-term investments                                                           (2.8)             (13.6)
         Decrease in property and equipment                                                   3.3                3.7
         Other, net                                                                           0.1               (4.7)
                                                                                   ---------------  -----------------
Net cash (used for) provided by investing activities                                       (307.2)             271.8
                                                                                   ---------------  -----------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                            518.3              479.2
         Withdrawals of investment contracts                                               (270.0)            (729.7)
         Other, net                                                                         (70.3)             (12.1)
                                                                                   ---------------  -----------------
Net cash provided by (used for) financing activities                                        178.0             (262.6)
                                                                                   ---------------  -----------------

Net (decrease) increase in cash and cash equivalents                                       (330.7)              94.4
Cash and cash equivalents, beginning of period                                              796.3              694.4
                                                                                   ---------------  -----------------

Cash and cash equivalents, end of period                                                  $ 465.6            $ 788.8
                                                                                   ===============  =================


Supplemental cash flow information:
          Income taxes (received) paid, net                                               $ (49.5)           $   0.5
                                                                                   ===============  =================

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS"). ALIAC, together with its wholly owned subsidiaries, is herein called the "Company." ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is owned by ING Groep N.V. ("ING"). On June 30, 2000 HOLDCO contributed AIS to the Company. (Refer to note 4).

    The Company has three business segments: Worksite Products, Individual Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations.

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The contribution of AIS to the Company was accounted for in a manner similar to that of a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of AIS. Certain reclassifications have been made to 2000 financial information to conform to the 2001 presentation. These interim financial statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ALIAC's 2000 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

2.  NEW ACCOUNTING STANDARD

    As of January 1, 2001, the Company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, FAS No 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities
    - an Amendment of FASB Statement No 133, and certain FAS No 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings. (Refer to Note 5.)

    The Company utilizes futures contracts, options, interest rate swap agreements and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. (Refer to Note 5.) Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions. Therefore changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

    Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non-public companies. At March 31, 2001, the estimated value of these warrants was approximately $0.3 million. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

    The Company, at times, may own warrants on common stock which are not readily convertible to cash as they contain certain conditions which preclude their convertibility and therefore, will not be included in assets or liabilities as derivatives. If conditions are satisfied and the underlying stocks become marketable, the warrants would be reclassified as derivatives and recorded at fair value as an adjustment through current period results of operations.

    The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the instrument. The Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had no material amounts of embedded derivatives at March 31, 2001.

3.  SALE OF AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

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

    For accounting purposes, the acquisition was accounted for as of November 30, 2000 using the purchase method. The application of the purchase method, including the recognition of goodwill was pushed down and reflected on the financial statements of certain ARSI subsidiaries, including the Company.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $592.0 million and a net increase to liabilities of $310.6 million. . Additionally, the Company established goodwill of $2.3 billion. Goodwill is being amortized over a period of 40 years. The allocation of the purchase price to assets and liabilities is subject to further refinement.

    Unaudited proforma consolidated income from continuing operations and net income of the Company for three months ended March 31, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $36.9 million. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization, amortization of a favorable lease asset and the elimination of amortization of the deferred gain on the sale of the life business.

4.  CONTRIBUTION OF AIS FROM HOLDCO

    On June 30, 2000, HOLDCO contributed AIS to the Company. AIS is registered with the Securities Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. It is also registered with the appropriate state securities authorities as a broker/dealer. The principal operation of AIS is the sale of fixed and variable annuities and mutual funds through its registered representatives.

5.  DERIVATIVE INSTRUMENTS

    The Company enters into derivative instruments to manage interest rate and equity price risks. By using derivative instruments to manage exposures in these risks, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company generally does not require collateral or other security to support the types of financial instruments presented below. However, the Company minimizes its credit risk exposure by entering into transactions with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of its counterparties. At March 31, 2001, such counterparties' credit ratings averaged A- or higher.

    Market risk is the risk of change in the market price of the underlying instrument and the related derivative instrument. Such price changes result from movements in interest rates and equity markets as well as time value and volatility considerations. The Company's exposure to market risk for changes in interest rates and equity prices relates primarily to the Company's investment portfolio and debt obligations. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    The Company maintains an interest rate risk management strategy that uses derivatives instruments to minimize significant unanticipated earnings fluctuations caused by interest rate volatility. As a result of interest rate fluctuations, assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the related assets or liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

    The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at March 31, were as follows:

                                                     2001                                    2000
    ----------------------------------------------------------------------------------------------------------------
                                       NOTIONAL      CARRYING    ESTIMATED      NOTIONAL     CARRYING     ESTIMATED
    (MILLIONS)                          AMOUNTS      AMOUNTS     FAIR VALUE     AMOUNTS      AMOUNTS      FAIR VALUE
    ----------------------------------------------------------------------------------------------------------------
    Futures contracts to sell
     securities                         $  -          $  -         $  -         $ 54.7        $ (0.2)    $   (0.2)
    Warrants                               -             0.3          0.3            -           0.3          0.3
    Embedded Derivatives                   -             1.9          1.9            -           2.0          2.0

    The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal price estimates believed to be comparable to dealer quotations. These fair value amounts reflect the estimated amounts that the Company would have to pay or would receive if the contracts were terminated.

    FUTURES CONTRACTS

    Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk. Cash settlements are made daily based on changes in the prices of the underlying assets.

    OPTION CONTRACTS

    Options are contracts that grant the purchaser, for a fee, the right but not the obligation, to buy or sell a security at a contracted price on or before a specified date. The option writer is obligated to buy or sell the security if the purchaser chooses to exercise the option. The purchaser pays a nonrefundable fee (premium) to the writer of the option. The buyer of the option has limited risk. The maximum loss to the buyer is the premium paid.

    As of March 31, 2001, the Company did not have any investment income or loss for writing call options on underlying securities and, as of March 31, 2000, had a $1.1 million investment loss for writing call options on underlying securities.

    WARRANTS

    Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future.

6.  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               ---------------------------------------
     (MILLIONS)                                                                        2001                2000
     -----------------------------------------------------------------------------------------------------------------
     Unrealized holding gains arising during the period (1)                            $ 32.6              $ 3.8
     Less:  reclassification adjustments for accretion of net investment
       discounts and gains included in net income (2)                                     2.1                0.1
     -----------------------------------------------------------------------------------------------------------------
     Net unrealized gains on securities                                                 $30.5           $     3.7
     =================================================================================================================

    (1) Pretax unrealized holding gains arising during the period were $50.1 million and $5.8 million for the three months ended March 31, 2001 and March 31, 2000, respectively.
    (2) Pretax reclassification adjustments for accretion of net investment discounts and gains included in net income for the period were $3.2 million and $0.1 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

7.  VALUE OF BUSINESS ACQUIRED

    Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts).

    Activity for the three months ended March 31, 2001 within VOBA was as follows:

     (MILLIONS)
    --------------------------------------------------------------------
     Balance at December 31, 2000                          $ 1,780.9
     Additions                                                  25.1
     Interest accrued at 7 %                                    30.3
     Amortization                                              (60.7)
    --------------------------------------------------------------------
     Balance at March 31, 2001                              $1,775.6
    ====================================================================

8.  SEVERANCE

    In December 2000, the Company, in accounting for its acquisition by ING, established a severance liability related to actions taken or expected to be taken with respect to the integration of the Company's and ING's businesses.

    Activity for the three months ended March 31, 2001 within the severance liability and positions eliminated related to such actions was as follows:

                                                            SEVERANCE         POSITIONS
     (MILLIONS)                                             LIABILITY
     -------------------------------------------------------------------------------------
     Balance at December 31, 2000                            $  10.7              175
     Actions taken                                              (1.7)             (24)
     -------------------------------------------------------------------------------------
     Balance at March 31, 2001                               $   9.0              151
     =====================================================================================

    Severance actions are expected to be substantially completed by March 31, 2002.

9.  SEGMENT INFORMATION

    Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                                          INVESTMENT
                                             WORKSITE      INDIVIDUAL     MANAGEMENT     DISCONTINUED
     (MILLIONS)                            PRODUCTS (1)   PRODUCTS (1)   SERVICES (1)   OPERATIONS (1)    OTHER (1)     TOTAL
     -------------------------------------------------------------------------------------------------------------------------
     2001
     Revenues from external customers        $ 124.1        $  28.9         $  32.5         $   -          $(10.2)      $ 175.3
     Net investment income                     196.6           25.9             0.4                           1.3         224.2
     -------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net
      realized capital losses                $ 320.7        $  54.8         $  32.9         $   -          $ (8.9)      $ 399.5
     =========================================================================================================================

     Operating earnings (2)                  $  40.4        $   8.3         $   8.0         $   -          $(18.1)      $  38.6
     Net realized capital losses, net of
      tax                                       (2.3)          (0.2)            -               -             -            (2.5)
     -------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                       $  38.1        $  8.1          $   8.0         $              $(18.1)      $  36.1
     =========================================================================================================================
     2000
     Revenues from external customers        $ 140.8        $ 26.9          $  33.2         $   -          $(12.0)      $ 188.9
     Net investment income                     200.1          26.6              0.6                           1.0         228.3
     -------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net
      realized capital (losses) gains        $ 340.9        $ 53.5          $  33.8         $   -          $(11.0)      $ 417.2
     =========================================================================================================================

     Operating earnings (2)                  $  42.5        $  6.8          $   7.4         $              $  0.5       $  57.2
     Net realized capital (losses) gains,
      net of tax                                (4.7)         (1.2)             0.1             -             -            (5.8)
     -------------------------------------------------------------------------------------------------------------------------
     Income  from continuing operations         37.8           5.6              7.5             -             0.5          51.4

     Discontinued operations, net of tax:
       Amortization of deferred gain on
         sale                                    -             -                -               1.6                         1.6
     -------------------------------------------------------------------------------------------------------------------------
     Net income                              $  37.8        $  5.6          $   7.5         $   1.6        $  0.5       $  53.0
     =========================================================================================================================

    (1) Worksite Products include: defined contribution and immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit response guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. Discontinued Operations include life insurance products. In 2001, Other includes: consolidating adjustments, amortization of goodwill and ING corporate expense. In 2000 Other includes: consolidating adjustments and taxes not allocated back to segment.
    (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

10. COMMITMENTS AND CONTINGENT LIABILITIES

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of March 31, 2001, there were no such off-balance sheet commitments.

    LITIGATION

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

    The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Aetna Life Insurance and Annuity Company

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet and the related condensed consolidated statements of income, changes in shareholder's equity and cash flows as of March 31, 2000, and for the three-month period then ended were reviewed by other accountants whose report (dated April 26, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Hartford, Connecticut
May 11, 2001

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three-month periods ended March 31, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 2000 Annual Report on Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 3 of Condensed Notes to Consolidated Financial Statements.

As a result of ING's purchase of the Aetna Financial Services business, the Company's Financial Products segment was realigned into two new segments, Worksite Products and Individual Products. Accordingly, the financial results of the prior period were restated.

The Worksite Products segment offers annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including Company and nonaffiliated mutual funds and variable and fixed investment options. The Worksite Products segment also includes wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e.liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Worksite Products segment also offers pension plan administrative services.

The Individual Products segment includes qualified and nonqualified annuity contracts that are offered for sale to individuals and may provide variable or fixed investment options, or a combination of both. These annuity contracts may be deferred or immediate (payout annuities).

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

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) OVERVIEW (continued)

On June 30, 2000, HOLDCO contributed Aetna Investment Services, LLC ("AIS") to the Company. AIS's financial results are included in the Worksite Products segment. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Worksite Products, Individual Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Refer to Note 9 of Condensed Notes to Financial Statements.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) CONSOLIDATED RESULTS (continued)

OPERATING SUMMARY
                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
(MILLIONS)                                                              2001             2000
----------------------------------------------------------------------------------------------------
Premiums (1)                                                        $      31.8      $      36.0
Charges assessed against policyholders                                     99.7            116.0
Net investment income                                                     224.2            228.3
Net realized capital losses                                                (4.0)            (8.9)
Other income                                                               43.8             36.9
----------------------------------------------------------------------------------------------------
      Total revenue                                                       395.5            408.3
----------------------------------------------------------------------------------------------------
Current and future benefits                                               183.4            201.2
Operating expenses:
    Salaries and related benefits                                          44.0             44.1
    Other                                                                  58.7             55.3
Amortization of deferred policy acquisition costs and value of
 business acquired                                                         30.8             31.2
Amortization of goodwill                                                   14.3              -
----------------------------------------------------------------------------------------------------
      Total benefits and expenses                                         331.2            331.8
----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      64.3             76.5
Income taxes                                                               28.2             25.1
----------------------------------------------------------------------------------------------------
Income from continuing operations                                   $      36.1      $      51.4
Discontinued operations, net of tax:
    Amortization of deferred gain on sale                                   -                1.6
----------------------------------------------------------------------------------------------------
Net Income                                                                 36.1             53.0
====================================================================================================
Net realized capital losses, net of tax (included above)            $      (2.5)     $      (5.8)
====================================================================================================
Deposits (not included in premiums above)
     Annuities -fixed options                                       $     410.3      $     452.3
    Annuities -variable options                                         1,230.8          1,324.2
----------------------------------------------------------------------------------------------------
    Total - deposits                                                $   1,641.1      $   1,776.5
====================================================================================================
Assets under management:
  Worksite Products                                                 $  41,986.4      $  48,256.7
  Individual Products                                                   7,739.6          8,910.7
  Investment Management Services (2)                                   53,302.9         56,374.7
  Consolidating adjustment (3)                                        (35,456.4)       (36,939.7)
----------------------------------------------------------------------------------------------------
       Total assets under management (4) (5)                           67,572.5         76,602.4
----------------------------------------------------------------------------------------------------
Assets under administration:  (6)
  Worksite Products                                                     8,636.5          5,034.1
----------------------------------------------------------------------------------------------------
Assets under management and administration                          $  76,209.0      $  81,636.5
====================================================================================================

(1) Includes $24.2 million and $28.3 million for the three months ended March 31, 2001 and 2000, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $5,461.4 million and $7,182.0 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company, as of March 31, 2001 and 2000, respectively.
(3) Assets under management reported in either the Worksite Products or the Individual Products segments and also in the Investment Management Services segments must be deducted from the aggregate segment assets to determine the Company's consolidated assets under management.
(4) Includes $11,392.6 million and $15,730.8 million at March 31, 2001 and 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Excludes net unrealized capital gains of $293.5 million at March 31, 2001 and net unrealized capital losses of $198.7 million at March 31, 2000 on assets invested through annuities with fixed options.
(6) Represents assets for which the Company provides administrative services only.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) OVERVIEW (continued)

CONTINUING OPERATIONS

Income from continuing operations decreased $12 million for the three months ended March 31, 2001 compared to the same period in 2000. Excluding goodwill amortization of $14 million in 2001 and net realized capital losses in 2001 and 2000, income from continuing operations for the three months ended March 31, 2001 decreased $4 million, or 7%, compared to the same period in 2000.

The decrease in earnings for the three months ended March 31, 2001 primarily reflects a decrease in charges assessed against policyholders resulting from lower levels of assets under management and administration and an increase in the effective tax rate.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to March 31, 2000, assets under management and administration at March 31, 2001 decreased 7% primarily due to a decline in the stock market partially offset by the addition of approximately $3 billion of assets related to a new large case, which closed in the second quarter of 2000, and additional net deposits (i.e., deposits less surrenders).

Certain assets under management that are reported in the Worksite Products and the Individual Products segments are also reported in the Investment Management Services segment, because Investment Management Services reports a different component of the revenue generated by these particular assets under management. A consolidating adjustment, which eliminates the duplication of such assets, is recorded in order to determine consolidated assets under management of the Company.

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the first quarter of 2000, deposits for the three months ended March 31, 2001 decreased 8%. This decrease is primarily due to a decrease in individual annuity sales partially offset by higher sales in the corporate (i.e., 401(k)) market during the first quarter of 2001.

The increase in the effective tax rate for the first quarter of 2001 is primarily related to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

DISCONTINUED OPERATIONS

Results of discontinued operations for the three months ended March 31, 2000 consist of the recognized portion of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain was written off. Refer to Note 3 of the Condensed Notes to Consolidated Financial Statements.

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued)

WORKSITE PRODUCTS

OPERATING SUMMARY
                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         2001              2000
(MILLIONS)
------------------------------------------------------------------------------------------------------
Premiums (1)                                                         $      31.8       $      36.0
Charges assessed against policyholders                                      74.0              90.1
Net investment income                                                      196.6             200.1
Net realized capital losses                                                 (3.6)             (7.2)
Other income                                                                18.3              14.7
------------------------------------------------------------------------------------------------------
      Total revenue                                                        317.1             333.7
------------------------------------------------------------------------------------------------------
Current and future benefits                                                163.9             181.8
Operating expenses:
    Salaries and related benefits                                           32.0              31.1
    Other                                                                   46.9              45.2
Amortization of deferred policy acquisition costs and value of
 business acquired                                                          15.7              17.4
------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                          258.5             275.5
------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                  58.6              58.2
Income taxes                                                                20.5              20.4
------------------------------------------------------------------------------------------------------
      Net income                                                     $      38.1       $      37.8
======================================================================================================
Net realized capital losses, net of tax (included above)             $      (2.3)      $      (4.7)
======================================================================================================
Deposits (not included in premiums above)
    Annuities - fixed options                                        $     210.0       $     180.2
    Annuities - variable options                                         1,131.4           1,129.4
------------------------------------------------------------------------------------------------------
    Total - deposits                                                 $   1,341.4       $   1,309.6
======================================================================================================
Assets Under Management (2)
    Annuities - fixed options  (3)                                    $ 10,573.8        $ 10,183.3
    Annuities - variable options (4)                                    23,232.3          31,491.9
------------------------------------------------------------------------------------------------------
       Subtotal - annuities                                             33,806.1          41,675.2
    Plan Sponsored and Other                                             8,180.3           6,581.5
------------------------------------------------------------------------------------------------------
    Total - assets under management                                     41,986.4          48,256.7
Assets under administration  (5)                                         8,636.5           5,034.1
------------------------------------------------------------------------------------------------------
Total assets under management and administration                      $ 50,622.9        $ 53,290.8
======================================================================================================

(1) Includes $24.2 million and $28.3 million for the three months ended March 31, 2001 and 2000, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $31,053.6 million at March 31, 2001 and $32,557.3 million at March 31, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Overview").
(3) Excludes net unrealized capital gains of $259.0 million at March 31, 2001 and net unrealized capital losses of $166.0 at March 31, 2000.
(4) Includes $8,459.0 million at March 31, 2001 and $11,822.0 million at March 31, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.
(5) Represents assets for which the Company provides administrative services only.

Worksite Products' net income reflected a slight increase for the three months ended March 31, 2001 compared to the same period in 2000. Excluding net realized capital losses, net income for the three months ended March 31, 2001 decreased $2 million, or 5%, compared to the same period in 2000. This decrease is primarily the result of a decrease in charges assessed against policyholders that were due to lower levels of assets under management.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) WORKSITE PRODUCTS (continued)

Substantially all of the charges assessed against policyholders and a majority of other income reported for the Worksite Products segment are calculated based on assets under management and administration. Assets under management and administration at March 31, 2001 decreased 5% compared to March 31, 2000. The decrease in 2001 is primarily due to a decline in the stock market partially offset by the addition of approximately $3 billion of assets related to a new large case, which closed in the second quarter of 2000, and additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the first quarter of 2000, deposits for the three months ended March 31, 2001 increased 2%. This increase is primarily due to higher sales in the corporate (i.e., 401(k)) market.

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued)

INDIVIDUAL PRODUCTS

OPERATING SUMMARY
                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         2001              2000
(MILLIONS)
------------------------------------------------------------------------------------------------------
Charges assessed against policyholders                                 $    25.7         $    25.9
Net investment income                                                       25.9              26.6
Net realized capital losses                                                 (0.4)             (1.8)
Other income                                                                 3.2               1.0
------------------------------------------------------------------------------------------------------
      Total revenue                                                         54.4              51.7
------------------------------------------------------------------------------------------------------
Current and future benefits                                                 19.5              19.4
Operating expenses:
    Salaries and related benefits                                            4.0               5.5
    Other                                                                    6.8               7.2
Amortization of deferred policy acquisition costs and value of
 business acquired                                                          11.7              11.0
------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                           42.0              43.1
------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                  12.4               8.6
Income taxes                                                                 4.3               3.0
------------------------------------------------------------------------------------------------------
      Net income                                                       $     8.1         $     5.6
======================================================================================================
Net realized capital losses, net of tax (included above)               $    (0.2)        $    (1.2)
======================================================================================================
Deposits (not included in premiums above)
    Annuities - fixed options                                          $   200.3         $   272.1
    Annuities - variable options                                            99.4             194.8
------------------------------------------------------------------------------------------------------
      Total - deposits                                                 $   299.7         $   466.9
======================================================================================================
Assets Under Management (1)
    Annuities - fixed options  (2)                                     $ 2,197.0         $ 2,220.8
    Annuities - variable options (3)                                     5,542.6           6,689.9
------------------------------------------------------------------------------------------------------
       Total - assets under management                                 $ 7,739.6         $ 8,910.7
======================================================================================================

(1) Includes $4,402.8 million at March 31, 2001 and $4,382.4 million at March 31, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Overview").
(2) Excludes net unrealized capital gains of $34.5 million at March 31, 2001 and net unrealized capital losses of $32.7 at March 31, 2000.
(3) Includes $2,933.6 million at March 31, 2001 and $3,908.8 million at March 31, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.

Individual Products' net income increased $3 million for the three months ended March 31, 2001 compared to the same period in 2000. Excluding net realized capital losses, net income increased $2 million, or 22%, for the three months ended March 31, 2001 compared to the same period in 2000. This increase is primarily the result of an increase in other income and a decrease in operating expenses.

Substantially all of the charges assessed against policyholders reported for the Individual Products segment are calculated based on assets under management. Assets under management at March 31, 2001 decreased 13% compared to March 31, 2000. This decrease is primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the prior quarter, deposits decreased 36% for the three months ended March 31, 2001 due to a decrease in individual annuity sales.

ITEM 2.    MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued)

INVESTMENT MANAGEMENT SERVICES

OPERATING SUMMARY
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
(MILLIONS)                                                          2001              2000
------------------------------------------------------------------------------------------------
Net investment income                                           $      0.4        $      0.6
Net realized capital gains                                             -                 0.1
Other income  (1)                                                     32.5              33.2
------------------------------------------------------------------------------------------------
      Total revenue                                                   32.9              33.9
------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits                                        8.0               7.5
  Other                                                               12.3              14.5
------------------------------------------------------------------------------------------------
      Total operating expenses                                        20.3              22.0
------------------------------------------------------------------------------------------------
Income from operations before income taxes                            12.6              11.9
Income taxes                                                           4.6               4.4
------------------------------------------------------------------------------------------------
      Net income                                                $      8.0        $      7.5
================================================================================================
Net realized capital gains, net of tax (included above)         $      -          $      0.1
================================================================================================
Assets under management:
  Retail mutual funds                                           $  1,607.3        $  1,555.0
  Plan sponsored (2)                                              14,213.2          15,835.0
  Collateralized bond obligations                                  2,026.0           2,045.0
------------------------------------------------------------------------------------------------
       Subtotal                                                   17,846.5          19,435.0
------------------------------------------------------------------------------------------------
  Invested through products offered by the Worksite
    Products and Individual Products segments:  (3)
     Variable annuity mutual funds                                14,749.5          18,342.7
     Fixed annuities (4)                                          12,770.9          12,404.0
     Plan sponsored and other                                      7,936.0           6,193.0
------------------------------------------------------------------------------------------------
       Subtotal                                                   35,456.4          36,939.7
------------------------------------------------------------------------------------------------
Total assets under management                                   $ 53,302.9        $ 56,374.7
================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Includes $5,461.4 million and $7,182.0 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company, as of March 31, 2001 and 2000, respectively.
(3) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Financial Products segment.
(4) Excludes net unrealized capital gains of $293.5 million at March 31, 2001 and net unrealized capital losses of $198.7 million at March 31, 2000.

For the three months ended March 31, 2001, the Investment Management Services segment's net income excluding net realized capital gains in 2000, increased $1 million, or 8%, compared to the same period in 2000. This increase in earnings primarily reflects a decrease in other operating expenses partially offset by a decrease in investment advisory fees.

Investment advisory fees are calculated based on assets under management. The decrease in advisory fee income is due to lower levels of assets under management. At March 31, 2001, assets under management decreased 5% over those reported as of March 31, 2000. This decrease was primarily due to a decline in the stock market partially offset by additional net sales.

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, became the advisor of the Company's general account investments. As a result of this new agreement, the Investment Management Services segment will not report any fixed annuities assets under

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) INVESTMENT MANAGEMENT SERVICES (continued)

management, approximately $12.8 billion at March 31, 2001, and will not receive advisory fees related to these assets after the first quarter. Effective at the end of May, an unaffiliated investment manager will become the advisor for certain collateralized bond obligation assets under management reported by the Investment Management Services segment. Accordingly, this segment will not report these assets, approximately $0.4 billion at March 31, 2001, and will not receive advisory fees related to these assets after the end of May.

DISCONTINUED OPERATIONS - DOMESTIC INDIVIDUAL LIFE INSURANCE

Results of discontinued operations consist solely of the amortization of the deferred gain from the sale of the domestic individual life insurance business. The after tax amortization recognized during the three months ended March 31, 2000 was $1.6 million. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain relating to the sale of the domestic individual life insurance business was written off.

Individual life insurance coverage in force was approximately $38 billion at March 31, 2001. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Condensed Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

   (MILLIONS)                                                          MARCH 31, 2001           DECEMBER 31, 2000
   -------------------------------------------------------------------------------------------------------------------
   Debt securities, available for sale, at fair value (1)             $    11,956.9             $    11,371.4
   Equity securities, at fair value:
       Nonredeemable preferred stock                                          106.0                     100.7
       Investment in affiliated mutual funds                                   10.5                      12.7
       Common stock                                                             3.4                       3.5
   Short-term investments (2)                                                  18.1                     111.7
   Mortgage loans                                                               4.6                       4.6
   Policy loans                                                               336.6                     339.3
   Other investments                                                           13.3                      13.4
   -------------------------------------------------------------------------------------------------------------------
        Total Investments                                             $    12,449.4             $    11,957.3
   ===================================================================================================================

   (1) At March 31, 2001 and 2000, $9.1 million and $126.7 million, respectively, of debt securities were pledged to creditors.
   (2) At December 31, 2000, $2.3 million of short-term investments were pledged to creditors; and, at March 31, 2001, there were no short-term investments pledged to creditors.

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS (continued) GENERAL ACCOUNT INVESTMENTS (continued)

DEBT SECURITIES

At March 31, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 96% and 95% of the total general account invested assets, respectively. At March 31, 2001 and December 31, 2000, $9.4 billion, or 79% of total debt securities, and $8.9 billion, or 79% of total debt securities, respectively, supported experience-rated contracts. The carrying value of the Company's total debt securities included net unrealized capital gains of $293.5 million and $126.9 million at March 31, 2001 and December 31, 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 2001 and AA at December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:

                                            MARCH 31, 2001              DECEMBER 31, 2000
------------------------------------------------------------------------------------------------
AAA                                                53.8%                        53.2%
AA                                                  8.3                          9.1
A                                                  23.5                         23.5
BBB                                                10.3                          9.9
BB                                                  1.4                          1.5
B and Below                                         2.7                          2.8
------------------------------------------------------------------------------------------------
   Total                                          100.0%                       100.0%
================================================================================================

The percentage of total debt securities by market sector is as follows:

                                                                     MARCH 31, 2001          DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------
U.S. Corporate                                                             43.0%                    43.0%
Residential Mortgage-backed                                                26.8                     27.1
U.S. Treasuries/Agencies                                                   10.0                      8.4
Commercial/Multi-family Mortgage-backed                                     9.3                      9.8
Asset-backed                                                                6.3                      6.7
Foreign (1)                                                                 4.6                      5.0
------------------------------------------------------------------------------------------------------------------
  Total                                                                   100.0%                   100.0%
==================================================================================================================

(1)      Primarily U.S. dollar denominated

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of ALIAC's 2000 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

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

The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations. While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at May 11, 2001 and March 28, 2001 are as follows:

                                                                 RATING AGENCIES
                                --------------------------------------------------------------------------------
                                                                         MOODY'S INVESTORS       STANDARD &
                                    A.M. BEST             FITCH               SERVICE              POOR'S
----------------------------------------------------------------------------------------------------------------
May 11, 2001                            A+                   AA+                Aa2                    AA+
March 28, 2001 (1)                      A+                   AA+                Aa2                    AA+
----------------------------------------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   None

          (b)      Reports on Form 8-K.

                   None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                       ----------------------------------------
                                                      (Registrant)



     May 14, 2001                 By    /s/ Deborah Koltenuk
----------------------                 ----------------------------------------
       (Date)                           Deborah Koltenuk
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)