Form 10-Q
period 2001-06-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2001-08-13
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001   Commission file number   33-23376
                               -------------                            --------

                    AETNA LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CONNECTICUT                                71-0294708
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

  151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT             06156
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


Registrant's telephone number, including area code        (860) 273-0123
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

                              Yes   X        No
                                 -------       -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
Title of Class                                                at August 09, 2001
--------------                                                ------------------
Common Stock, par value $50                                         55,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)



                                TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited):
                Consolidated Statements of Income                           3
                Consolidated Balance Sheet                                  4
                Consolidated Statements of Changes in Shareholder's
                 Equity                                                     5
                Consolidated Statements of Cash Flows                       6
                Condensed Notes to Consolidated Financial Statements        7
             Independent Auditors' Review Report                           17

   Item 2.   Management's Analysis of the Results of Operations            18


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                             28

   Item 5.   Other Information                                             29

   Item 6.   Exhibits and Reports on Form 8-K                              29

Signature                                                                  30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)


                        Consolidated Statements of Income
                                   (Unaudited)
                                   (millions)

                                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                               ------------------------------       -------------------------------
                                                                  2001               2000              2001               2000
                                                                  ----               ----              ----               ----
Revenue:
  Premiums                                                           $29.1             $39.3            $ 60.9               $75.3
  Charges assessed against policyholders                              97.8             115.1             197.5               231.1
  Net investment income                                              215.5             221.3             439.7               449.6
  Net realized capital gains (losses)                                 24.3              (3.0)             20.3               (11.9)
  Other income                                                        45.2              36.6              89.0                73.5
                                                               ------------       -----------       -----------        ------------
Total revenue                                                        411.9             409.3             807.4               817.6

Benefits and expenses:
  Current and future benefits                                        182.0             197.3             365.4               398.5
  Operating expenses:
      Salaries and related benefits                                   42.9              47.6              86.9                91.7
      Other                                                           49.5              51.0             108.2               106.3
  Amortization of deferred policy acquisition costs
      and value of business acquired                                  27.9              28.4              58.7                59.6
  Amortization of goodwill                                            14.6                 -              28.9                   -
                                                               ------------       -----------       -----------        ------------
Total benefits and expenses                                          316.9             324.3             648.1               656.1

                                                               ------------       -----------       -----------        ------------
Income from continuing operations before income taxes                 95.0              85.0             159.3               161.5

  Income taxes                                                        39.1              28.1              67.3                53.2
                                                               ------------       -----------       -----------        ------------

Income from continuing operations                                     55.9              56.9              92.0               108.3
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                                  -               1.6                 -                 3.2
                                                               ------------       -----------       -----------        ------------

Net income                                                           $55.9            $ 58.5             $92.0              $111.5
                                                               ============       ===========       ===========        ============


See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                           Consolidated Balance Sheets
                          (millions, except share data)

                                                                                         June 30,            December 31,
                                                                                           2001                  2000
                                                                                           ----                  ----
                                                                                       (Unaudited)
ASSETS
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,698.8 and $11,120.0)                                              $12,845.7              $11,244.7
Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $27.6 and  $109.0)                                      25.0                  100.7
    Investment in affiliated mutual funds (cost:  $8.5 and $9.6)                                 11.6                   12.7
    Common stock (cost:  $6.9 and $2.2)                                                           5.1                    3.5
  Short-term investments                                                                        135.6                  109.4
  Mortgage loans                                                                                  6.7                    4.6
  Policy loans                                                                                  335.8                  339.3
  Other investments                                                                              13.2                   13.4
  Securities pledged to creditors                                                               491.5                  129.0
                                                                                     -----------------     ------------------
Total investments                                                                            13,870.2               11,957.3

  Cash and cash equivalents                                                                     415.4                  796.3
  Short-term investments under securities loan agreement                                        505.3                  131.8
  Accrued investment income                                                                     154.9                  147.2
  Premiums due and other receivables                                                            320.8                   82.9
  Reinsurance recoverable                                                                     2,996.8                3,005.8
  Current income taxes                                                                              -                   40.6
  Deferred policy acquisition costs                                                              84.3                   12.3
  Value of business acquired                                                                  1,774.4                1,780.9
  Goodwill                                                                                    2,280.2                2,297.4
  Other assets                                                                                  164.9                  154.7
  Separate Accounts assets                                                                   34,462.2               36,745.8
                                                                                     -----------------     ------------------

Total assets                                                                                $57,029.4              $57,153.0
                                                                                     =================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Future policy benefits                                                                     $3,994.6              $ 3,977.7
  Unpaid claims and claim expenses                                                               24.1                   29.6
  Policyholders' funds left with the Company                                                 11,454.9               11,125.6
                                                                                     -----------------     ------------------
Total insurance reserve liabilities                                                          15,473.6               15,132.9
  Payables under securities loan agreement                                                      505.3                  131.8
  Current income taxes                                                                           97.3                      -
  Deferred income taxes                                                                         203.8                  248.0
  Other liabilities                                                                           1,853.9                  549.9
  Separate Accounts liabilities                                                              34,462.2               36,745.8
                                                                                     -----------------     ------------------
Total liabilities                                                                            52,596.1               52,808.4
                                                                                     -----------------     ------------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                              2.8                    2.8
  Paid-in capital                                                                             4,303.8                4,303.8
  Accumulated other comprehensive gain                                                           22.1                   25.4
  Retained earnings                                                                             104.6                   12.6
                                                                                     -----------------     ------------------
Total shareholder's equity                                                                    4,433.3                4,344.6
                                                                                     -----------------     ------------------

Total liabilities and shareholder's equity                                                  $57,029.4              $57,153.0
                                                                                     =================     ==================

See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

           Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (millions)

                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                   2001              2000
                                                                   ----              ----
Shareholder's equity, beginning of period                          $4,344.6          $1,385.7

Comprehensive income:
   Net income                                                          92.0             111.5
   Other comprehensive income, net of tax:
      Unrealized losses on securities $(5.1), $(1.4)
      pretax (1)                                                       (3.3)             (0.9)
                                                               -------------     -------------
Total comprehensive income                                             88.7             110.6
                                                               -------------     -------------

Other changes                                                             -               0.9

Common stock dividends                                                    -              (1.5)
                                                               -------------     -------------

Shareholder's equity, end of period                                $4,433.3          $1,495.7
                                                               =============     =============


(1) Net of reclassification adjustments.




See Condensed Notes to Consolidated Financial Statements.

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (millions)

                                                                                            Six Months Ended June 30,
                                                                                      --------------------------------------
                                                                                                  2001                 2000
                                                                                                  ----                 ----
Cash Flows from Operating Activities:
     Net income                                                                              $    92.0            $   111.5
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net accretion of discount on investments                                                 (7.9)               (19.9)
         Amortization of deferred gain on sale                                                       -                 (3.2)
         Net realized capital (gains) losses                                                     (20.3)                11.9
         Changes in assets and liabilities:
                 (Increase) decrease  in accrued investment income                                (7.7)                 5.8
                 Decrease in premiums due and other receivables                                   91.2                  8.0
                 Decrease (increase) in policy loans                                               3.5                (11.9)
                 Increase in deferred policy acquisition costs                                   (72.0)               (82.7)
                 Decrease in value of business acquired                                            6.5                    -
                 Amortization of goodwill (net of adjustments)                                    17.2                    -
                 Net increase in universal life account balances                                  17.5                 13.4
                 (Decrease) increase in other insurance reserve liabilities                      (65.0)                55.6
                 Increase in other liabilities and other assets                                 (223.4)                27.5
                 Increase in income taxes                                                         95.5                 48.5
                                                                                      -----------------   ------------------
Net cash provided by operating activities                                                        (72.9)               164.5
                                                                                      -----------------   ------------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                                 5,063.7              6,177.7
            Equity securities                                                                      4.9                 54.7
            Mortgage loans                                                                         2.6                  2.1
         Investment maturities and collections of:
            Debt securities available for sale                                                   525.0                339.4
            Short-term investments                                                             2,609.7                 50.5
         Cost of investment purchases in:
            Debt securities available for sale                                                (6,897.4)            (6,255.2)
            Equity securities                                                                    (13.7)               (14.1)
            Short-term investments                                                            (1,850.1)               (17.0)
         Decrease in property and equipment                                                       22.5                  3.6
         Other, net                                                                                0.3                 (3.2)
                                                                                      -----------------   ------------------
Net cash (used for) provided by investing activities                                            (532.5)               338.5
                                                                                      -----------------   ------------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                                 985.4                910.3
         Withdrawals of investment contracts                                                    (670.9)            (1,229.2)
         Dividends paid to Shareholder                                                                                 (1.5)
         Other, net                                                                              (90.1)                15.1
                                                                                      -----------------   ------------------
Net cash provided by (used for) financing activities                                             224.4               (305.3)
                                                                                      -----------------   ------------------

Net (decrease) increase in cash and cash equivalents                                            (380.9)               197.7
Cash and cash equivalents, beginning of period                                                   796.3                694.4
                                                                                      -----------------   ------------------

Cash and cash equivalents, end of period                                                     $   415.4            $   892.1
                                                                                      =================   ==================

Supplemental cash flow information:
          Income taxes (received) paid, net                                                  $   (38.1)           $     4.7
                                                                                      =================   ==================

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries, Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS"). ALIAC, together with its wholly owned subsidiaries, is herein called the "Company". ALIAC is a wholly owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is indirectly owned by ING Groep N.V. ("ING"). On June 30, 2000, HOLDCO contributed AIS to the Company. (Refer to Note 5).

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

    Operating results for three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings. (Refer to Note 6.)

    The Company utilizes futures contracts, options, interest rate swap agreements and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. (Refer to Note 6.) Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions. Therefore changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

    Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non-public companies. At June 30, 2001, the estimated value of these warrants was approximately $0.3 million. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

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

    The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had $5.4 million of embedded derivatives relating to investments at June 30, 2001.

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

    For accounting purposes, the acquisition was accounted for as of November 30, 2000 using the purchase method. The application of the purchase method, including the recognition of goodwill, was pushed down and reflected on the financial statements of certain ARSI subsidiaries, including ALIAC.

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

    Unaudited proforma consolidated income from continuing operations and net income of the Company for six months ended June 30, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $78.9 million. The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization, amortization of a favorable lease asset and the elimination of amortization of the deferred gain on the sale of the individual life business to Lincoln.

4.  REVISION OF PRELIMINARY ALLOCATION OF PURCHASE PRICE

    ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, on December 13, 2000.

    The preliminary allocation of the purchase price did not reflect any market value adjustments related to the Company's investment portfolios. The Company, after giving consideration to certain exposures in the general market place which, while existing prior to the acquisition, subsequently took on more significance, determined that a reduction in carrying value was warranted.

    The preliminary allocation of the purchase price reflected the write down of certain fixed assets resulting from conforming accounting policies. Subsequent to the date of acquisition, the Company completed a full review of the fixed assets that existed at or prior to the acquisition and determined that an additional write down was necessary.

    The amount of the reductions in the carrying values of the investment portfolios and the fixed assets were accounted for as components of the purchase price and the amounts assigned to the Company's assets and liabilities in the allocation of the purchase price were adjusted appropriately. The adjustment was generally reflected as an adjustment to goodwill.

    The Company generally would be required to recognize a charge to income in its final preacquisition consolidated statement of income for the reduction in the carrying value of the fixed assets.

5.  CONTRIBUTION OF AIS FROM HOLDCO

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

6.  DERIVATIVE INSTRUMENTS

    The Company enters into derivative instruments to manage interest rate and equity price risks. By using derivative instruments to manage exposures in these risks, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company generally does not require collateral or other security to support the types of financial instruments presented below. However, the Company minimizes its credit risk exposure by entering into transactions with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of its counterparties. At June 30, 2001, such counterparties' credit ratings averaged A- or higher.

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

    The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at June 30, were as follows:

                                                     2001                                        2000
                                   ------------------------------------------  ------------------------------------------
                                      Notional      Carrying   Estimated Fair     Notional      Carrying      Estimated
    (Millions)                         Amounts       Amounts        Value          Amounts       Amounts     Fair Value
    ---------------------------------------------------------------------------------------------------------------------
    Futures contracts to sell
     securities                        $  -          $  -          $  -            $113.2        $  0.6        $  0.6

    Warrants                              -             0.3           0.3             -             0.3           0.3

    Embedded Derivatives -
     investments                          -             5.4           5.4             -             2.0           2.0
    ---------------------------------------------------------------------------------------------------------------------

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

    As of June 30, 2001, the Company did not have any investment income or loss for writing call options on underlying securities and, as of June 30, 2000, had a $1.1 million investment loss for writing call options on underlying securities.

    Warrants

    Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future.

7.  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

    Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                     Six months ended June 30,
                                                                               ---------------------------------------
     (Millions)                                                                        2001                2000
     -----------------------------------------------------------------------------------------------------------------
     Unrealized holding gains arising during the period (1)                            $ 15.0           $    4.3
     Less:  reclassification adjustments for accretion of net investment
       discounts and gains included in net income (2)                                    18.3                5.2
     -----------------------------------------------------------------------------------------------------------------
     Net unrealized losses  on securities                                               $(3.3)          $   (0.9)
     =================================================================================================================

     (1) Pretax unrealized holding gains arising during the period were $23.1 million and $6.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively.
     (2) Pretax reclassification adjustments for accretion of net investment discounts and gains included in net income for the period were $28.2 million and $8.0 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

8.  VALUE OF BUSINESS ACQUIRED

    Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts).

    Activity for the six months ended June 30, 2001 within VOBA was as follows:

      (Millions)
     --------------------------------------------------------------------
      Balance at December 31, 2000                          $ 1,780.9
      Additions                                                  49.9
      Interest accrued at 7 %                                    60.5
      Amortization                                             (116.9)
     --------------------------------------------------------------------
      Balance at June 30, 2001                               $1,774.4
     ====================================================================

9.  SEVERANCE

    In December 2000, the Company, in accounting for its acquisition by ING, established a severance liability related to actions taken or expected to be taken with respect to the integration of the Company's and ING's businesses.

    Activity for the six months ended June 30, 2001 within the severance liability and positions eliminated related to such actions was as follows:

     (Millions)                                  Severance Liability       Positions
     -----------------------------------------------------------------------------------
     Balance at December 31, 2000                     $  10.7                  175
     Actions taken                                       (3.0)                 (39)
     -----------------------------------------------------------------------------------
     Balance at June 30, 2001                         $   7.7                  136
     ===================================================================================

    Severance actions are expected to be substantially completed by March 31, 2002.

10. SEGMENT INFORMATION

    Summarized financial information for the Company's principal operations for the three months ended June 30, was as follows:

                                                                             Investment
                                                Worksite      Individual     Management     Discontinued
     (Millions)                               Products (1)   Products (1)   Services (1)   Operations (1)    Other (1)      Total
     ------------------------------------------------------------------------------------------------------------------------------
     2001
     Revenues from external customers           $ 115.5         $  36.6        $  29.7          $   -         $  (9.7)     $ 172.1
     Net investment income                        195.5            26.0            0.5                           (6.5)       215.5
     ------------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net
      realized capital gains                    $ 311.0         $  62.6        $  30.2          $   -         $ (16.2)     $ 387.6
     ==============================================================================================================================

     Operating earnings (2)                     $  45.9         $  11.1        $   7.1          $   -         $ (23.9)     $  40.2
     Net realized capital gains, net of tax        11.8             3.9            -                -             -           15.7
     ------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                          $  57.7         $  15.0        $   7.1          $             $ (23.9)     $  55.9
     ==============================================================================================================================
     2000
     Revenues from external customers             141.2         $  28.3        $  34.6          $   -         $ (13.1)     $ 191.0
     Net investment income                        192.0            27.7            0.6                            1.0        221.3
     ------------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital losses                            $ 333.2         $  56.0        $  35.2          $   -         $ (12.1)     $ 412.3
     ==============================================================================================================================

     Operating earnings (2)                     $  41.0         $   9.0        $   9.1          $             $  (0.3)     $  58.8
     Net realized capital losses, net of tax       (1.3)           (0.6)           -                -             -           (1.9)
     ------------------------------------------------------------------------------------------------------------------------------
     Income  from continuing operations            39.7             8.4            9.1              -            (0.3)        56.9
     Discontinued operations, net of tax:
       Amortization of deferred gain on
         sale                                       -               -              -                1.6                        1.6
     ------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                          $  39.7         $   8.4        $   9.1          $   1.6       $  (0.3)     $  58.5
     ==============================================================================================================================

     (1) Worksite Products include deferred annuity contracts that fund defined contribution and deferred compensation plans; immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to defined contribution and deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. Discontinued Operations include life insurance products. In 2001, Other includes consolidating adjustments, amortization of goodwill, ING corporate expense and taxes not allocated back to segment. In 2000, Other includes consolidating adjustments and taxes not allocated back to segment.
     (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

    Summarized financial information for the Company's principal operations for the six months ended June 30, was as follows:

                                                                             Investment
                                                Worksite      Individual     Management     Discontinued
     (Millions)                               Products (1)   Products (1)   Services (1)   Operations (1)    Other (1)      Total
     ------------------------------------------------------------------------------------------------------------------------------
     2001
     Revenues from external customers          $  231.9        $   73.2       $   62.2          $   -        $  (19.9)    $  347.4
     Net investment income                        392.1            51.9            0.9                           (5.2)       439.7
     ------------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net
      realized capital gains                   $  624.0        $  125.1       $   63.1          $   -        $  (25.1)    $  787.1
     ==============================================================================================================================

     Operating earnings (2)                    $   86.3        $   19.4       $   15.1          $   -        $  (42.0)    $   78.8
     Net realized capital gains, net of tax         9.5             3.7                                                       13.2

     ------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                         $   95.8        $   23.1       $   15.1          $            $  (42.0)    $   92.0
     ==============================================================================================================================
     2000
     Revenues from external customers          $  282.0        $   55.2       $   67.8          $   -        $  (25.1)    $  379.9
     Net investment income                        392.1            54.3            1.2                            2.0        449.6
     ------------------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net
      realized capital gains (losses)          $  674.1        $  109.5       $   69.0          $   -        $  (23.1)    $  829.5
     ==============================================================================================================================

     Operating earnings (2)                    $   83.5        $   15.8       $   16.5          $   -        $    0.2     $  116.0
     Net realized capital (losses) gains,
      net of tax                                   (6.0)           (1.8)           0.1              -             -           (7.7)
     ------------------------------------------------------------------------------------------------------------------------------
     Income  from continuing operations            77.5            14.0           16.6              -             0.2        108.3
     Discontinued operations, net of tax:
       Amortization of deferred gain on sale        -               -              -                3.2           -            3.2
     ------------------------------------------------------------------------------------------------------------------------------
     Net income                                $   77.5        $   14.0       $   16.6          $   3.2      $    0.2     $  111.5
     ==============================================================================================================================

     (1) Worksite Products include deferred annuity contracts that fund defined contribution and deferred compensation plans; immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to defined contribution plans and deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit response guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. Discontinued Operations include life insurance products. In 2001, Other includes consolidating adjustments, amortization of goodwill, ING corporate expense and taxes not allocated back to the segment. In 2000, Other includes consolidating adjustments and taxes not allocated back to segment.
     (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

11. COMMITMENTS AND CONTINGENT LIABILITIES

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities, money market instruments or commercial mortgages at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of June 30, 2001, there were off-balance sheet commitments of $263.7 million.

    LITIGATION

    In recent years, a number of life insurance companies have been named as defendants in class action lawsuits relating to life insurance sales practices. The Company is currently a defendant in one such lawsuit.

    A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. ALIAC has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. Certain discovery is underway. The Company intends to defend the action vigorously.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Aetna Life Insurance and Annuity Company

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of income, changes in stockholder's equity and cash flows for the three and six-month periods then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of the Company as of December 31, 2000 was audited by other accountants whose report (dated March 27, 2001) expressed an unqualified opinion as to the application of accounting principles generally accepted in the United States. The condensed consolidated statements of income, changes in stockholder's equity and cash flows of the Company for the three and six-month periods ended June 30, 2000 were reviewed by other accountants whose report (dated August 3, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above to be in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Hartford, Connecticut
August 13, 2001

ITEM 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three-month and six-month periods ended June 30, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 2000 Annual Report on Form 10-K.

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

Investment Management Services provides investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the Company funds; distribution services for other Company products; and trustee, administrative and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

On June 30, 2000, HOLDCO contributed Aetna Investment Services, LLC ("AIS") to the Company. AIS's financial results are included in the Worksite Products segment. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Worksite Products, Individual Products and Investment Management Services segments plus certain items not directly allocable to the business segments. Refer to Note 10 of Condensed Notes to Financial Statements.

Operating Summary

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                           --------------------------------------------------------------
(Millions)                                                       2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                 $      29.1    $      39.3     $      60.9     $      75.3
Charges assessed against policyholders                              97.8          115.1           197.5           231.1
Net investment income                                              215.5          221.3           439.7           449.6
Net realized capital gains (losses)                                 24.3           (3.0)           20.3           (11.9)
Other income                                                        45.2           36.6            89.0            73.5
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                411.9          409.3           807.4           817.6
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                        182.0          197.3           365.4           398.5
Operating expenses:
    Salaries and related benefits                                   42.9           47.6            86.9            91.7
    Other                                                           49.5           51.0           108.2           106.3
Amortization of deferred policy acquisition costs and
 value of business acquired                                         27.9           28.4            58.7            59.6
Amortization of goodwill                                            14.6            -              28.9             -
-------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                  316.9          324.3           648.1           656.1
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes               95.0           85.0           159.3           161.5
Income taxes                                                        39.1           28.1            67.3            53.2
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                   55.9           56.9            92.0           108.3
Discontinued operations, net of tax:
    Amortization of deferred gain on sale                            -              1.6             -               3.2
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $      55.9    $      58.5     $      92.0     $     111.5
=========================================================================================================================
Net realized capital gains (losses), net of tax
 (included above)                                            $      15.7    $      (1.9)    $      13.2     $      (7.7)
=========================================================================================================================
Deposits (not included in premiums above)
    Annuities -fixed options                                 $     387.4    $     362.3     $     797.7     $     814.6
    Annuities -variable options                                  1,035.1        1,158.0         2,265.9         2,482.2
-------------------------------------------------------------------------------------------------------------------------
    Total - deposits                                         $   1,422.5    $   1,520.3     $   3,063.6     $   3,296.8
=========================================================================================================================
Assets under management:
  Worksite Products                                                                         $  43,709.7     $  47,422.9
  Individual Products                                                                           8,079.5         8,797.5
  Investment Management Services (2)                                                           41,024.6        56,459.3
  Consolidating adjustment (3)                                                                (23,617.7)      (36,594.3)
-------------------------------------------------------------------------------------------------------------------------
       Total assets under management (4) (5)                                                   69,196.1        76,085.4
-------------------------------------------------------------------------------------------------------------------------
Assets under administration:  (6)
  Worksite Products                                                                             9,985.1         8,512.1
-------------------------------------------------------------------------------------------------------------------------
Assets under management and administration                                                  $  79,181.2     $  84,597.5
=========================================================================================================================

(1) Includes $21.9 million and $26.9 million for the three months ended June 30, 2001 and 2000, respectively, and $46.0 million and $55.2 million for the six months ended June 30, 2001 and 2000, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $4,588.9 million and $6,893.0 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company, as of June 30, 2001 and 2000, respectively.
(3) Assets under management reported in either the Worksite Products or the Individual Products segments and also in the Investment Management Services segment must be deducted from the aggregate segment assets to determine the Company's consolidated assets under management.
(4) Includes $12,201.4 million and $15,234.1 million at June 30, 2001 and 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Excludes net unrealized capital gains of $146.9 million at June 30, 2001 and net unrealized capital losses of $241.6 million at June 30, 2000 on assets invested through annuities with fixed options.
(6) Represents assets for which the Company provides administrative services only.

Continuing Operations

Income from continuing operations decreased $1 million for the three months ended June 30, 2001 compared to the same period in 2000. Excluding goodwill amortization of $15 million and net realized capital gains in 2001 and net realized capital losses in 2000, income from continuing operations for the three months ended June 30, 2001 decreased $4 million, or 7%, compared to the same period in 2000.

Income from continuing operations decreased $16 million for the six months ended June 30, 2001 compared to the same period in 2000. Excluding goodwill amortization of $29 million and net realized capital gains in 2001 and net realized capital losses in 2000, income from continuing operations for the six months ended June 30, 2001 decreased $8 million, or 7%, compared to the same period in 2000.

The decrease in earnings for the three-month and six-month periods ended June 30, 2001 primarily reflects a decrease in charges assessed against policyholders resulting from lower levels of assets under management and administration and an increase in the effective tax rate partially offset by higher other income and lower operating expenses.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to June 30, 2000, assets under management and administration at June 30, 2001 decreased 6% primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

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

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the three months and six months ended June 30, 2000, deposits for the three months and six months ended June 30, 2001 decreased 6% and 7%, respectively. The decreases for the three and six month periods are primarily due to a decrease in individual annuity sales.

The increases in the effective tax rate for the three-month and six-month periods ended June 30, 2001 are primarily related to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

Discontinued Operations

Results of discontinued operations for the three and six months ended June 30, 2000 consist of the recognized portion of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain was written off.

WORKSITE PRODUCTS

Operating Summary

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           --------------------------------------------------------------
(Millions)                                                       2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                 $      21.9    $      39.3     $      46.0     $      75.3
Charges assessed against policyholders                              72.6           88.3           146.6           178.4
Net investment income                                              195.5          192.0           392.1           392.1
Net realized capital gains (losses)                                 18.2           (2.0)           14.6            (9.2)
Other income                                                        21.0           13.6            39.3            28.3
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                329.2          331.2           638.6           664.9
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                        156.1          178.3           312.3           360.1
Operating expenses:
    Salaries and related benefits                                   32.6           31.3            64.6            62.4
    Other                                                           35.6           46.1            82.5            91.3
Amortization of deferred policy acquisition costs and
 value of business acquired                                         16.2           14.5            31.9            31.9
-------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                  240.5          270.2           491.3           545.7
-------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                          88.7           61.0           147.3           119.2
Income taxes                                                        31.0           21.3            51.5            41.7
-------------------------------------------------------------------------------------------------------------------------
      Net income                                             $      57.7    $      39.7     $      95.8     $      77.5
=========================================================================================================================
Net realized capital gains (losses), net of tax
 (included above)                                            $      11.8    $      (1.3)    $       9.5     $      (6.0)
=========================================================================================================================
Deposits (not included in premiums above)
    Annuities -fixed options                                 $     166.3    $     155.9     $     376.3     $     336.1
    Annuities -variable options                                    971.5        1,005.0         2,102.9         2,134.4
-------------------------------------------------------------------------------------------------------------------------
    Total - deposits                                         $   1,137.8    $   1,160.9     $   2,479.2     $   2,470.5
=========================================================================================================================
Assets Under Management (2)
    Annuities - fixed options  (3)                                                           $ 10,643.7      $ 10,136.1
    Annuities - variable options (4)                                                           24,642.5        30,208.3
-------------------------------------------------------------------------------------------------------------------------
       Subtotal - annuities                                                                    35,286.2        40,344.4
    Plan Sponsored and Other                                                                    8,423.5         7,078.5
-------------------------------------------------------------------------------------------------------------------------
    Total - assets under management                                                            43,709.7        47,422.9
Assets under administration  (5)                                                                9,985.1         8,512.1
-------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                             $ 53,694.8      $ 55,935.0
=========================================================================================================================

(1) Includes $21.9 million and $26.9 million for the three months ended June 30, 2001 and 2000, respectively, and $46.0 million and $55.2 million for the six months ended June 30, 2001 and 2000, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $21,259.9 million at June 30, 2001 and $32,196.3 million at June 30, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Overview").
(3) Excludes net unrealized capital gains of $128.3 million at June 30, 2001 and net unrealized capital losses of $211.7 million at June 30, 2000.
(4) Includes $9,138.3 million at June 30, 2001 and $11,525.5 million at June 30, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.
(5) Represents assets for which the Company provides administrative services only.

Worksite Products' net income increased $18 million for the three months ended June 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income for the three months ended June 30, 2001 increased $5 million, or 12%, compared to the same period in 2000.

Worksite Products' net income increased $18 million for the six months ended June 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income increased $3 million, or 3%, compared to the same period in 2000.

The increases for both the three-month and six-month periods ended June 30, 2001 are primarily the result of an increase in other income and a decrease in operating expenses partially offset by a decrease in charges assessed against policyholders.

Substantially all of the charges assessed against policyholders and a majority of other income reported for the Worksite Products segment are calculated based on assets under management and administration. Assets under management and administration at June 30, 2001 decreased 4% compared to June 30, 2000. The decrease in 2001 is primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the three months ended June 30, 2000, deposits for the three months ended June 30, 2001 decreased 2%. Compared to the first six months of 2000, deposits increased slightly for the six months ended June 30, 2001.

INDIVIDUAL PRODUCTS

Operating Summary

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           --------------------------------------------------------------
                                                                 2001           2000            2001            2000
(Millions)
-------------------------------------------------------------------------------------------------------------------------
Premiums                                                       $     7.2      $     -         $    14.9       $     -
Charges assessed against policyholders                              25.2           26.8            50.9            52.7
Net investment income                                               26.0           27.7            51.9            54.3
Net realized capital gains (losses)                                  6.1           (1.0)            5.7            (2.8)
Other income                                                         4.2            1.5             7.4             2.5
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                 68.7           55.0           130.8           106.7
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                         25.9           19.1            53.1            38.5
Operating expenses:
    Salaries and related benefits                                    3.2            5.6             7.2            11.1
    Other                                                            7.4            6.5            14.2            13.7
Amortization of deferred policy acquisition costs and
 value of business acquired                                          9.1           10.9            20.8            21.9
-------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                   45.6           42.1            95.3            85.2
-------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                          23.1           12.9            35.5            21.5
Income taxes                                                         8.1            4.5            12.4             7.5
-------------------------------------------------------------------------------------------------------------------------
      Net income                                               $    15.0      $     8.4       $    23.1       $    14.0
=========================================================================================================================
Net realized capital gains (losses), net of tax
 (included above)                                              $     3.9      $    (0.6)      $     3.7       $    (1.8)
=========================================================================================================================
Deposits (not included in premiums above)
    Annuities -fixed options                                   $   221.1      $   206.4       $   421.4       $   478.5
    Annuities -variable options                                     63.6          153.0           163.0           347.8
-------------------------------------------------------------------------------------------------------------------------
      Total - deposits                                         $   284.7      $   359.4       $   584.4       $   826.3
=========================================================================================================================
Assets Under Management (1)
    Annuities - fixed options  (2)                                                            $ 2,226.6       $ 2,219.3
    Annuities - variable options (3)                                                            5,852.9         6,578.2
-------------------------------------------------------------------------------------------------------------------------
       Total - assets under management                                                        $ 8,079.5       $ 8,797.5
=========================================================================================================================

(1) Includes $2,357.8 million at June 30, 2001 and $4,398.0 million at June 30, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Overview").
(2) Excludes net unrealized capital gains of $18.6 million at June 30, 2001 and net unrealized capital losses of $29.9 at June 30, 2000.
(3) Includes $3,063.1 million at June 30, 2001 and $3,798.6 million at June 30, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.

Individual Products' net income increased $7 million for the three months ended June 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income increased $2 million, or 23%, for the three months ended June 30, 2001 compared to the same period in 2000. Net income increased $9 million for the six months ended June 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income increased $4 million, or 23%, for the six months ended June 30, 2001 compared to the same period in 2000.

The increases in earnings for the three-month and six-month periods ended June 30, 2001 are primarily the result of an increase in other income and a decrease in operating expenses partially offset by a decrease in charges assessed against policyholders.

Substantially all of the charges assessed against policyholders reported for the Individual Products segment are calculated based on assets under management. Assets under management at June 30, 2001 decreased 8% compared to June 30, 2000. This decrease is primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the same periods in 2000, deposits for the three and six months ended June 30, 2001 decreased 21% and 29%, respectively, due to a decrease in individual annuity sales.

INVESTMENT MANAGEMENT SERVICES

Operating Summary

                                                           Three months ended June 30,      Six months ended June 30,
                                                           --------------------------------------------------------------
(Millions)                                                      2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------------------------
Net investment income                                        $      0.5     $      0.6      $      0.9      $      1.2
Net realized capital gains                                          -              0.1             -               0.2
Other income  (1)                                                  29.7           34.6            62.2            67.8
-------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                30.2           35.3            63.1            69.2
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits                                     7.1            7.0            15.1            14.5
  Other                                                            12.0           13.7            24.3            28.2
-------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                     19.1           20.7            39.4            42.7
-------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                         11.1           14.6            23.7            26.5
Income taxes                                                        4.0            5.5             8.6             9.9
-------------------------------------------------------------------------------------------------------------------------
      Net income                                             $      7.1     $      9.1      $     15.1      $     16.6
=========================================================================================================================
Net realized capital gains, net of tax (included above)      $      -       $       -       $      -        $      0.1
=========================================================================================================================
Assets under management:
  Plan sponsored (2)                                                                        $ 14,178.8      $ 16,260.5
  Collateralized bond obligations                                                              1,620.1         2,039.5
  Retail mutual funds                                                                          1,608.0         1,565.0
-------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                               17,406.9        19,865.0
-------------------------------------------------------------------------------------------------------------------------
  Invested through products offered by the Worksite
    Products and Individual Products segments:  (3)
     Variable annuity mutual funds                                                            15,486.9        17,530.7
     Fixed annuities (4) (5)                                                                       -          12,355.4
     Plan sponsored and other                                                                  8,130.8         6,708.2
-------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                               23,617.7        36,594.3
-------------------------------------------------------------------------------------------------------------------------
Total assets under management                                                               $ 41,024.6      $ 56,459.3
=========================================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Includes $4,588.9 million and $6,893.0 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company, as of June 30, 2001 and 2000, respectively.
(3) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in either the Worksite Products or the Individual Products segments.
(4) In accordance with a new advisory agreement effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, became the investment manager for the assets invested through the Company 's fixed annuity products.
(5)  Excludes net unrealized capital losses of $241.6 million at June 30, 2000.

For the three months ended June 30, 2001, the Investment Management Services segment's net income excluding net realized capital gains in 2000, decreased $2 million, or 22%, compared to the same period in 2000. For the six months ended June 30, 2001, the Investment Management Services segment's net income excluding net realized capital gains in 2000, decreased $1 million, or 8%, compared to the same period in 2000.

The decrease in earnings for the three and six month periods ended June 30, 2001 primarily reflects a decrease in advisory fee income partially offset by a decrease in other operating expenses.

Investment advisory fees are calculated based on assets under management. The decrease in advisory fee income is due to lower levels of assets under management. At June 30, 2001, assets under management decreased 27% compared to those reported at June 30, 2000. This decrease was primarily due to a change in the advisory agreements relating to the Company's fixed annuity and collateralized bond obligation assets under management and a decline in the stock market.

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, replaced Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of the Company, as the advisor for all of the Company's fixed annuity assets under management. Aeltus, along with its subsidiaries, comprises the Investment Management Services segment. Subsequent to the effective date of the new advisory agreement, the Company no longer received advisory fees relating to these assets under management.

DISCONTINUED OPERATIONS - DOMESTIC INDIVIDUAL LIFE INSURANCE

Results of discontinued operations consist solely of the amortization of the deferred gain from the sale of the domestic individual life insurance business to Lincoln. The after tax amortization recognized during the three and six months ended June 30, 2000 was $1.6 million and $3.2 million, respectively. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain relating to the sale of the domestic individual life insurance business was written off.

Individual life insurance coverage in force was approximately $37 billion at June 30, 2001. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Condensed Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

   (Millions)                                                         June 30, 2001           December 31, 2000
   -------------------------------------------------------------------------------------------------------------------
   Debt securities, available for sale, at fair value (1)             $    13,337.2             $    11,371.4
   Equity securities, at fair value:
       Nonredeemable preferred stock                                           25.0                     100.7
       Investment in affiliated mutual funds                                   11.6                      12.7
       Common stock                                                             5.1                       3.5
   Short-term investments (2)                                                 135.6                     111.7
   Mortgage loans                                                               6.7                       4.6
   Policy loans                                                               335.8                     339.3
   Other investments                                                           13.2                      13.4
   -------------------------------------------------------------------------------------------------------------------
        Total Investments                                             $    13,870.2             $    11,957.3
   ===================================================================================================================

     (1)  At June 30, 2001 and December 31, 2000,  $491.5 million and $126.7 million, respectively, of debt securities were pledged to creditors.
     (2) At December 31, 2000, $2.3 million of short-term investments were pledged to creditors; and, at June 30, 2001, there were no short-term investments pledged to creditors.

Debt Securities

At June 30, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 96% and 95% of the total general account invested assets, respectively. At June 30, 2001 and December 31, 2000, $10.9 billion, or 81% of total debt securities, and $8.9 billion, or 79% of total debt securities, respectively, supported experience-rated contracts. The carrying value of the Company's total debt securities included net unrealized capital gains of $146.9 million and $126.9 million at June 30, 2001 and December 31, 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at June 30, 2001 and AA at December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:

                                             June 30, 2001              December 31, 2000
------------------------------------------------------------------------------------------------
AAA                                                53.3%                        53.2%
AA                                                  7.2                          9.1
A                                                  20.7                         23.5
BBB                                                13.5                          9.9
BB                                                  2.8                          1.5
B and Below                                         2.5                          2.8
------------------------------------------------------------------------------------------------
   Total                                          100.0%                       100.0%
================================================================================================

The percentage of total debt securities by market sector is as follows:

                                                                     June 30, 2001           December 31, 2000
------------------------------------------------------------------------------------------------------------------
U.S. Corporate                                                             47.0%                    43.0%
Mortgage-backed                                                            32.2                     36.9
Asset-backed                                                               15.4                      6.7
U.S. Treasuries/Agencies                                                    4.8                      8.4
Foreign (1)                                                                 0.6                      5.0
------------------------------------------------------------------------------------------------------------------
  Total                                                                   100.0%                   100.0%
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

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. ALIAC has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. Certain discovery is underway. The Company intends to defend the action vigorously.

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

ITEM 5.  OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 9, 2001 and May 11, 2001 are as follows:

                                                                 Rating Agencies
                                --------------------------------------------------------------------------------
                                                                         Moody's Investors       Standard &
                                    A.M. Best             Fitch               Service              Poor's
----------------------------------------------------------------------------------------------------------------
August 9, 2001                          A+                   AA+                Aa2                    AA+
May 11, 2001                            A+                   AA+                Aa2                    AA+
----------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              21     Subsidiaries of the Registrant
                     Incorporated by reference to Item 26 of Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File Number 33-81216), as filed on April 9, 2001.

         (b)  Reports on Form 8-K.

              Incorporated by reference to Form 8-K as filed on May 8, 2001 to disclose a change in certifying accountant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                 ----------------------------------------
                                              (Registrant)



      AUGUST 13, 2001            By  /s/ Deborah Koltenuk
-------------------------           --------------------------------------------
        (Date)                       Deborah Koltenuk
                                     Vice President and Corporate Controller
                                     (Chief Accounting Officer)