Form 10-Q
period 2001-09-30
AETNA LIFE INSURANCE & ANNUITY CO /CT
filed 2001-11-13
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001
                               ------------------

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

                  Yes       X                 No
                     ----------------           ----------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
Title of Class                                            at November 9, 2001
--------------                                            -------------------
Common Stock, par value $50                                     55,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

           AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)



                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   -------
PART I.         FINANCIAL INFORMATION
   Item 1.      Financial Statements (Unaudited):
                    Consolidated Statements of Income                                    3
                    Consolidated Balance Sheets                                          4
                    Consolidated Statements of Changes in Shareholder's Equity           5
                    Consolidated Statements of Cash Flows                                6
                    Condensed Notes to Consolidated Financial Statements                 7
                Independent Accountants' Review Report                                  17

   Item 2.      Management's Analysis of the Results of Operations                      18


PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings                                                       29

   Item 5.      Other Information                                                       30

   Item 6.      Exhibits and Reports on Form 8-K                                        30

Signature                                                                               31

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            AETNA LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly owned subsidiary of Aetna Retirement Holdings, Inc.)

                        Consolidated Statements of Income
                                   (Unaudited)
                                   (millions)

                                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------------------------------------------
                                                              2001             2000                    2001               2000
                                                              ----             ----                    ----               ----
Revenue:
  Premiums                                                   $22.2             $41.8                  $ 83.1             $117.1
  Charges assessed against policyholders                      92.7             119.9                   290.2              351.0
  Net investment income                                      222.4             231.9                   662.1              681.5
  Net realized capital gains (losses)                         10.0             (11.2)                   30.3              (23.1)
  Other income                                                39.9              44.0                   128.9              117.5
                                                        -----------      ------------            ------------       ------------
Total revenue                                                387.2             426.4                 1,194.6            1,244.0

Benefits and expenses:
  Current and future benefits                                181.8             199.8                   547.2              598.3
  Operating expenses:
      Salaries and related benefits                           48.3              52.3                   135.2              144.0
      Other                                                   43.2              60.1                   151.4              166.4
  Amortization of deferred policy acquisition costs
      and value of business acquired                          30.6              36.8                    89.3               96.4
  Amortization of goodwill                                    14.4                 -                    43.3                  -
                                                        -----------      ------------            ------------       ------------
Total benefits and expenses                                  318.3             349.0                   966.4            1,005.1

                                                        -----------      ------------            ------------       ------------
Income from continuing operations before income taxes         68.9              77.4                   228.2              238.9

  Income taxes                                                27.1              22.7                    94.4               75.9
                                                        -----------      ------------            ------------       ------------

Income from continuing operations                             41.8              54.7                   133.8              163.0
Discontinued operations, net of tax:
  Amortization of deferred gain on sale                          -               1.5                       -                4.7
                                                        -----------      ------------            ------------       ------------

Net income                                                   $41.8            $ 56.2                  $133.8             $167.7
                                                        ===========      ============            ============       ============


See Condensed Notes to Consolidated Financial Statements.

                           Consolidated Balance Sheets
                          (millions, except share data)


                                                                                SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                                              2001                 2000
------                                                                              ----                 ----
                                                                                 (UNAUDITED)
Investments:
  Debt securities available for sale, at fair value
    (amortized cost:  $12,712.8 and $11,120.0)                                       $13,126.3            $11,244.7
Equity securities, at fair value:
    Nonredeemable preferred stock (cost: $28.5 and  $109.0)                               23.5                100.7
    Investment in affiliated mutual funds (cost:  $23.5 and $9.6)                         24.8                 12.7
    Common stock (cost:  $6.9 and $2.2)                                                    4.7                  3.5
  Short-term investments                                                                  20.7                109.4
  Mortgage loans                                                                         192.9                  4.6
  Policy loans                                                                           334.7                339.3
  Other investments                                                                       15.4                 13.4
  Securities pledged to creditors (amortized cost: $812.8 and $126.8)                    822.3                129.0
                                                                               ----------------     ----------------
Total investments                                                                     14,565.3             11,957.3

  Cash and cash equivalents                                                               40.2                796.3
  Short-term investments under securities loan agreement                                 851.4                131.8
  Accrued investment income                                                              179.7                147.2
  Premiums due and other receivables                                                     175.6                 82.9
  Reinsurance recoverable                                                              2,989.7              3,005.8
  Current income taxes                                                                       -                 40.6
  Deferred policy acquisition costs                                                       97.5                 12.3
  Value of business acquired                                                           1,776.4              1,780.9
  Goodwill                                                                             2,265.7              2,297.4
  Other assets                                                                           161.3                154.7
  Separate Accounts assets                                                            30,668.7             36,745.8
                                                                               ----------------     ----------------

Total assets                                                                         $53,771.5            $57,153.0
                                                                               ================     ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Future policy benefits                                                              $3,995.1            $ 3,977.7
  Unpaid claims and claim expenses                                                        25.0                 29.6
  Policyholders' funds left with the Company                                          12,006.6             11,125.6
                                                                               ----------------     ----------------
Total insurance reserve liabilities                                                   16,026.7             15,132.9
  Payables under securities loan agreement                                               851.4                131.8
  Current income taxes                                                                    76.8                    -
  Deferred income taxes                                                                  263.6                248.0
  Other liabilities                                                                    1,363.8                549.9
  Separate Accounts liabilities                                                       30,668.7             36,745.8
                                                                               ----------------     ----------------
Total liabilities                                                                     49,251.0             52,808.4
                                                                               ----------------     ----------------

Shareholder's equity:
  Common stock, par value $50 (100,000 shares
   authorized; 55,000 shares issued and outstanding)                                       2.8                  2.8
  Paid-in capital                                                                      4,303.8              4,303.8
  Accumulated other comprehensive gain                                                    67.5                 25.4
  Retained earnings                                                                      146.4                 12.6
                                                                               ----------------     ----------------
Total shareholder's equity                                                             4,520.5              4,344.6
                                                                               ----------------     ----------------

Total liabilities and shareholder's equity                                           $53,771.5            $57,153.0
                                                                               ================     ================

           Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (millions)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                        2001               2000
                                                                        ----               ----
Shareholder's equity, beginning of period                             $4,344.6            $1,385.7

Comprehensive income:
   Net income                                                            133.8               167.7
   Other comprehensive income, net of tax:
      Unrealized gains on securities ($64.8, $46.6
      pretax) (1)                                                         42.1                30.3
                                                                  -------------      --------------
Total comprehensive income                                               175.9               198.0
                                                                  -------------      --------------

Other changes                                                                -                 0.9

Common stock dividends                                                       -               (10.1)
                                                                  -------------      --------------

Shareholder's equity, end of period                                   $4,520.5            $1,574.5
                                                                  =============      ==============


(1) Net of reclassification adjustments.



See Condensed Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (millions)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ----------------------------------------
                                                                                           2001                  2000
                                                                                           ----                  ----
Cash Flows from Operating Activities:
     Net income                                                                        $  133.8              $  167.7
     Adjustments to reconcile net income to net cash (used for) provided by operating activities:
         Net accretion of discount on investments                                          (9.9)                (25.2)
         Amortization of deferred gain on sale                                                -                  (4.7)
         Net realized capital (gains) losses                                              (30.3)                 23.1
         Changes in assets and liabilities:
                 (Increase) decrease  in accrued investment income                        (32.5)                  2.0
                 Decrease in premiums due and other receivables                            77.9                  13.2
                 Decrease (increase) in policy loans                                        4.6                 (24.6)
                 Increase in deferred policy acquisition costs                            (85.2)               (108.8)
                 Decrease in value of business acquired                                     4.5                     -
                 Goodwill amortization, net of adjustments                                 31.7                     -
                 Net increase in universal life account balances                           19.1                  21.0
                 (Decrease) increase in other insurance reserve liabilities               (97.0)                 84.6
                 Increase in other liabilities and other assets                          (171.0)                (69.0)
                 Increase in income taxes                                                 111.5                  36.6
                                                                              ------------------   -------------------
Net cash (used for) provided by operating activities                                      (42.8)                115.9
                                                                              ------------------   -------------------

Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                                          8,167.9               9,074.5
            Equity securities                                                               4.3                 107.4
            Mortgage loans                                                                  3.8                   2.1
         Investment maturities and collections of:
            Debt securities available for sale                                            824.8                 488.0
            Short-term investments                                                      3,695.1                  57.2
         Cost of investment purchases in:
            Debt securities available for sale                                        (10,046.6)             (9,128.6)
            Equity securities                                                             (28.7)                (16.5)
            Mortgages loans                                                              (192.2)                    -
            Short-term investments                                                     (3,602.8)                (89.9)
         Increase (decrease) in property and equipment                                    (33.0)                  2.9
         Other, net                                                                        (1.8)                 (4.6)
                                                                              ------------------   -------------------
Net cash (used for) provided by investing activities                                   (1,209.2)                492.5
                                                                              ------------------   -------------------

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts                        1,464.2               1,275.1
         Withdrawals of investment contracts                                             (852.7)             (1,606.9)
         Dividends paid to Shareholder                                                        -                 (10.1)
         Other, net                                                                      (115.6)                 24.4
                                                                              ------------------   -------------------
Net cash provided by (used for) financing activities                                      495.9                (317.5)
                                                                              ------------------   -------------------

Net (decrease) increase in cash and cash equivalents                                     (756.1)                290.9
Effect of exchange rate changes on cash and cash equivalents                                  -                   2.0
Cash and cash equivalents, beginning of period                                            796.3                 694.4
                                                                              ------------------   -------------------

Cash and cash equivalents, end of period                                                 $ 40.2               $ 987.3
                                                                              ==================   ===================

Supplemental cash flow information:
          Income taxes (received) paid, net                                             $ (26.8)             $   39.4
                                                                              ==================   ===================

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

      On June 30, 2000, HOLDCO contributed AIS to the Company. (Refer to Note
      6).

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

      Operating results for three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

      Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings. (Refer to Note 7.)

      The Company utilizes futures contracts, options, interest rate floors and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. (Refer to Note 7.) Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions. Therefore changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

      Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non-public companies. At September 30, 2001, the estimated value of these warrants was immaterial. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

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

      The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company had approximately $1 million of embedded derivatives relating to investments at September 30, 2001.

3.    FUTURE ACCOUNTING STANDARD

      ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Accounting for Goodwill and Intangible Assets. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standard is expected to result in an increase in net income; however, the Company is still assessing the impact of the new standard. During 2002, the Company will perform the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

4.    SALE OF AETNA FINANCIAL SERVICES AND AETNA INTERNATIONAL

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

      Unaudited proforma consolidated income from continuing operations and net income of the Company for the nine months ended September 30, 2000, assuming that the acquisition of the Company occurred at the beginning of 2000, would each have been approximately $119.0 million.

      The pro forma adjustments, which do not affect revenues, reflect primarily goodwill amortization, amortization of a favorable lease asset and the elimination of amortization of the deferred gain on the sale of the individual life business to Lincoln.

5.   REVISION OF PRELIMINARY ALLOCATION OF PURCHASE PRICE

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

6.    CONTRIBUTION OF AIS FROM HOLDCO

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

7.    DERIVATIVE INSTRUMENTS

      The Company enters into derivative instruments to manage interest rate and equity price risks. By using derivative instruments to manage exposures in these risks, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company generally does not require collateral or other security to support the types of financial instruments presented below. However, the Company minimizes its credit risk exposure by entering into transactions with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of its counterparties. At September 30, 2001, such counterparties' credit ratings averaged A- or higher.

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

      The notional amounts, carrying amounts and estimated fair values of the Company's financial instruments at September 30, were as follows:


                                                            2001                                          2000
                                          --------------------------------------------  ---------------------------------------
                                               NOTIONAL    CARRYING    ESTIMATED FAIR       NOTIONAL     CARRYING     ESTIMATED
      (MILLIONS)                               AMOUNTS      AMOUNTS        VALUE             AMOUNTS     AMOUNTS     FAIR VALUE
      -------------------------------------------------------------------------------------------------------------------------
      Futures contracts  to sell
      securities                               $   -         $   -        $    -             $ 113.2         $ 0.6     $   0.6
      Interest Rate Floors                      300.0           1.9           1.9                 -             -           -
      Warrants                                     -             -             -                  -            0.3         0.3
      Embedded Derivatives -  investments
                                                   -            1.0           1.0                 -            2.0         2.0
      -------------------------------------------------------------------------------------------------------------------------

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

      INTEREST RATE FLOORS

      Interest Rate Floors are over-the-counter contracts in which the purchaser pays a premium to reduce the risk associated with a decline in a reference rate or index. The amount of protection is based upon a nominal or notional amount over a set period of time. Interim interest payments are made to the purchaser when the reference rate or index falls below a specified level.

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

      As of September 30, 2001, the Company did not have any investment income or loss for writing call options on underlying securities and, as of September 30, 2000, had a $1.1 million investment loss for writing call options on underlying securities.

      WARRANTS

      Warrants are instruments that give the holder the right, but not the obligation, to buy or sell a fixed amount of an underlying asset at a fixed price in the future.

8.    ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

      Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders) were as follows:

                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            -------------------------------------
      (MILLIONS)                                                                                   2001                   2000
      ---------------------------------------------------------------------------------------------------------------------------
      Unrealized holding gains arising during the period (1)                                   $   68.2                $   31.7
      Less:  reclassification adjustments for accretion of net investment discounts and
         gains included in net income (2)                                                          26.1                     1.4
      ------------------------------------------------------------------------------------- -------------------- ----------------
      Net unrealized losses  on securities                                                     $   42.1                $   30.3
      ===================================================================================== ==================== ================

(1) Pretax unrealized holding gains arising during the period were $105.0 million and $48.7 million for the nine months ended
      September 30, 2001 and September 30, 2000, respectively.
(2) Pretax reclassification adjustments for accretion of net investment discounts and gains included in net income for the period were $40.2 million and $2.1 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

9.    VALUE OF BUSINESS ACQUIRED

      Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts).

      Activity for the nine months ended September 30, 2001 within VOBA was as follows:

       (MILLIONS)
      ---------------------------------------------------------- --------------------
       Balance at December 31, 2000                                   $  1,780.9
       Additions                                                            79.4
       Interest accrued at 7 %                                              86.8
       Amortization                                                       (170.7)
      ---------------------------------------------------------- --------------------
       Balance at September 30, 2001                                  $  1,776.4
      ========================================================== ====================

10.   SEVERANCE

      In December 2000, the Company, in accounting for its acquisition by ING, established a severance liability related to actions taken or expected to be taken with respect to the integration of the Company's and ING's businesses.

      Activity for the nine months ended September 30, 2001 within the severance liability and positions eliminated related to such actions was as follows:


      (MILLIONS)                                         SEVERANCE LIABILITY            POSITIONS
      ------------------------------------------------------------------------------------------------
      Balance at December 31, 2000                             $   10.7                      175
      Actions taken                                                (5.9)                     (89)
      ---------------------------------------------------------------------------- -------------------
      Balance at September 30, 2001                            $    4.8                       86
      ================================================================================================

      Severance actions are expected to be substantially complete by March 31, 2002.

11. SEGMENT INFORMATION

    Summarized financial information for the Company's principal operations for the three months ended September 30, was as follows:


                                                                             INVESTMENT
                                                WORKSITE     INDIVIDUAL      MANAGEMENT    DISCONTINUED
 (MILLIONS)                                   PRODUCTS (1)  PRODUCTS (1)    SERVICES (1)   OPERATIONS (1)   OTHER (1)      TOTAL
 ---------------------------------------------------------------------------------------------------------------------------------
 2001
 Revenues from external customers               $  100.9      $   33.5         $   28.0      $     -        $   (7.6)    $  154.8
 Net investment income                             203.0          25.0              0.4            -            (6.0)       222.4
 ---------------------------------------------------------------------------------------------------------------------------------
 Total revenue excluding net realized
   capital gains                                $  303.9      $   58.5         $   28.4      $     -        $  (13.6)    $  377.2
 =================================================================================================================================
 Operating earnings (2)                         $   41.3      $    1.8         $    6.2      $     -        $  (13.9)    $   35.4
 Net realized capital gains, net of tax              4.3           2.1               -             -               -          6.4
 ---------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                              $   45.6      $    3.9         $    6.2      $              $  (13.9)    $   41.8
 =================================================================================================================================
 2000
 Revenues from external customers               $  151.8      $   30.6         $   36.4      $      -       $  (13.1)    $  205.7
 Net investment income                             200.5          29.5              0.9             -            1.0        231.9
 ---------------------------------------------------------------------------------------------------------------------------------
 Total revenue excluding net realized
   capital losses                               $  352.3      $   60.1         $   37.3      $      -       $  (12.1)    $  437.6
 =================================================================================================================================
 Operating earnings (2)                         $   40.7      $    9.8         $    9.2      $      -       $    2.3     $   62.0
 Net realized capital losses, net of tax            (6.8)         (0.5)               -             -             -          (7.3)
 ---------------------------------------------------------------------------------------------------------------------------------
 Income  from continuing operations                 33.9           9.3              9.2             -            2.3         54.7
 Discontinued operations, net of tax:
    Amortization of deferred gain on sale             -             -                -             1.5            -           1.5
 ---------------------------------------------------------------------------------------------------------------------------------
 Net income                                     $   33.9      $    9.3         $    9.2      $     1.5      $    2.3     $   56.2
 =================================================================================================================================

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

 Summarized financial information for the Company's principal operations for the nine months ended September 30, was as follows:


                                                                               INVESTMENT
                                                WORKSITE       INDIVIDUAL      MANAGEMENT    DISCONTINUED
 (MILLIONS)                                   PRODUCTS (1)    PRODUCTS (1)    SERVICES (1)   OPERATIONS (1)   OTHER (1)    TOTAL
 --------------------------------------------------------------------------------------------------------------------------------
 2001
 Revenues from external customers               $  332.8        $  106.7         $   90.2      $      -       $  (27.5)  $  502.2
 Net investment income                             595.1            76.9              1.3             -          (11.2)     662.1
 --------------------------------------------------------------------------------------------------------------------------------
 Total revenue excluding net realized
   capital gains                                $  927.9        $  183.6         $   91.5      $      -       $  (38.7)  $1,164.3
 ================================================================================================================================
 Operating earnings (2)                         $  127.6        $   21.2         $   21.2      $      -       $  (55.9)     114.1
 Net realized capital gains, net of tax             13.8             5.8              0.1             -             -        19.7
 --------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                              $  141.4        $   27.0         $   21.3      $      -       $  (55.9)  $  133.8
 ================================================================================================================================
 2000
 Revenues from external customers               $  433.8        $   85.8         $  104.2      $      -       $  (38.2)  $  585.6
 Net investment income                             592.6            83.8              2.1             -            3.0      681.5
 --------------------------------------------------------------------------------------------------------------------------------
 Total revenue excluding net realized
   capital gains (losses)                       $1,026.4        $  169.6         $  106.3      $      -       $  (35.2)  $1,267.1
 ================================================================================================================================
 Operating earnings (2)                         $  124.2        $   25.6         $   25.7      $      -       $    2.5   $  178.0
 Net realized capital (losses) gains , net
   of tax                                          (12.8)           (2.3)             0.1             -             -       (15.0)
 --------------------------------------------------------------------------------------------------------------------------------
 Income  from continuing operations                111.4            23.3             25.8             -            2.5      163.0
 Discontinued operations, net of tax:
    Amortization of deferred gain on sale             -               -                -            4.7             -         4.7
 --------------------------------------------------------------------------------------------------------------------------------
 Net income                                     $  111.4        $   23.3         $   25.8      $    4.7       $    2.5   $  167.7
 ================================================================================================================================

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

12.   COMMITMENTS AND CONTINGENT LIABILITIES

      COMMITMENTS

      Through the normal course of investment operations, the Company commits to either purchase or sell securities, money market instruments or commercial mortgages at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments between the time that the Company enters into the commitments and the specified future date on which the Company must purchase or sell the securities, as the case may be. As of September 30, 2001, there were off-balance sheet commitments of $41.8 million.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Aetna Life Insurance and Annuity Company

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Life Insurance and Annuity Company and Subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of income, changes in stockholder's equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management. The financial statements of the Company for the three and nine-month periods ended September 30, 2000 were reviewed by other accountants whose report (dated October 31, 2000) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 2001, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                               /s/ Ernst & Young LLP


Hartford, Connecticut
November 8, 2001

ITEM 2.      MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three-month and nine-month periods ended September 30, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Analysis of the Results of Operations" section contained in ALIAC's 2000 Annual Report on Form 10-K.

OVERVIEW

Sale of Aetna Financial Services and Aetna International

On December 13, 2000, ING America Insurance Holdings, Inc., an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna"). Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

As a result of ING's purchase of the Aetna Financial Services business, the Company's Financial Products segment was realigned into two new segments, Worksite Products and Individual Products. Accordingly, the financial results of all prior periods were restated.

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

CONSOLIDATED RESULTS

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Worksite Products, Individual Products and Investment Management Services segments and certain items not directly allocable to the business segments. Refer to Note 11 of Condensed Notes to Financial Statements.

Operating Summary

                                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------------------------------------------
(MILLIONS)                                                          2001               2000              2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                $       22.2       $       41.8      $       83.1       $      117.1
Charges assessed against policyholders                              92.7              119.9             290.2              351.0
Net investment income                                              222.4              231.9             662.1              681.5
Net realized capital gains (losses)                                 10.0              (11.2)             30.3              (23.1)
Other income                                                        39.9               44.0             128.9              117.5
----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               387.2              426.4           1,194.6            1,244.0
----------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                        181.8              199.8             547.2              598.3
Operating expenses:
    Salaries and related benefits                                   48.3               52.3             135.2              144.0
    Other                                                           43.2               60.1             151.4              166.4
Amortization of deferred policy acquisition costs and
  value of business acquired                                        30.6               36.8              89.3               96.4
Amortization of goodwill                                            14.4                -                43.3                -
----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 318.3              349.0             966.4            1,005.1
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes               68.9               77.4             228.2              238.9
Income taxes                                                        27.1               22.7              94.4               75.9
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                   41.8               54.7             133.8              163.0
Discontinued operations, net of tax:
    Amortization of deferred gain on sale                            -                  1.5               -                  4.7
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $       41.8       $       56.2      $      133.8       $      167.7
==================================================================================================================================
Net realized capital gains (losses), net of tax
 (included above)                                           $        6.4       $       (7.3)     $       19.7       $      (15.0)
==================================================================================================================================
Deposits (not included in premiums above)
     Annuities -fixed options                               $      348.2       $      337.1      $    1,145.9       $    1,151.7
    Annuities -variable options                                    935.2            1,095.4           3,201.1            3,577.6
----------------------------------------------------------------------------------------------------------------------------------
    Total - deposits                                        $    1,283.4       $    1,432.5      $    4,347.0       $    4,729.3
==================================================================================================================================
Assets under management:
   Worksite Products                                                                             $   40,951.3       $   47,687.2
   Individual Products                                                                                7,442.1            8,871.2
   Investment Management Services (2)                                                                40,039.1           57,340.5
   Consolidating adjustment (3)                                                                     (22,797.8)         (36,985.8)
----------------------------------------------------------------------------------------------------------------------------------
        Total assets under management (4) (5)                                                        65,634.7           76,913.1
----------------------------------------------------------------------------------------------------------------------------------
Assets under administration:  (6)
   Worksite Products                                                                                  9,299.0            8,654.6
----------------------------------------------------------------------------------------------------------------------------------
Assets under management and administration                                                       $   74,933.7       $   85,567.7
==================================================================================================================================

(1) Includes $15.1 million and $29.3 million for the three months ended September 30, 2001 and 2000, respectively, and $61.1 million and $84.5 million for the nine months ended September 30, 2001 and 2000, respectively, of annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $3,851.9 million and $6,871.2 million as of September 30, 2001 and 2000, respectively, of assets managed for Aetna Life Insurance Company, a former affiliate of the Company.
(3) Certain assets under management that are reported in the Worksite Products and the Individual Products segments are also reported in the Investment Management Services segment, because Investment Management Services reports a different component of the revenue generated by these particular assets under management. A consolidating adjustment, which eliminates the duplication of such assets, is recorded in order to determine consolidated assets under management of the Company.
(4) Includes $10,030.8 million and $15,439.3 million at September 30, 2001 and 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Excludes net unrealized capital gains of $423.0 million at September 30, 2001 and net unrealized capital losses of $117.2 million at September 30, 2000 on assets invested through annuities with fixed options.
(6) Represents assets for which the Company provides administrative services only.

Continuing Operations

Income from continuing operations decreased $13 million for the three months ended September 30, 2001 compared to the same period in 2000. Excluding goodwill amortization of $14 million in 2001 and net realized capital gains and losses, income from continuing operations for the three months ended September 30, 2001 decreased $12 million, or 20%, compared to the same period in 2000.

Income from continuing operations decreased $29 million for the nine months ended September 30, 2001 compared to the same period in 2000. Excluding goodwill amortization of $43 million in 2001 and net realized capital gains and losses, income from continuing operations for the nine months ended September 30, 2001 decreased $21 million, or 12%, compared to the same period in 2000.

The decrease in net income, excluding goodwill and net realized capital gains and losses, for the three-month and nine-month periods ended September 30, 2001 primarily reflects a decrease in charges assessed against policyholders resulting from lower levels of assets under management and administration and an increase in the effective tax rate partially offset by lower operating expenses.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to September 30, 2000, assets under management and administration at September 30, 2001 decreased 12% primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the three months and nine months ended September 30, 2000, deposits for the three months and nine months ended September 30, 2001 decreased 10% and 8%, respectively. The decreases for the three and nine month periods are primarily due to a decrease in individual annuity sales.

Operating expenses decreased $21 million and $24 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These decreases primarily reflect management's continued focus on expense reduction initiatives partially offset by a lower level of policy acquisition expenses being deferred in the Individual Products segment in order to conform with ING's deferral practice.

The increases in the effective tax rate for the three-month and nine-month periods ended September 30, 2001 primarily relate to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

Discontinued Operations

Results of discontinued operations for the three and nine months ended September 30, 2000 represent the amortization of the deferred gain relating to the sale of the domestic individual life insurance business that occurred on October 1, 1998. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain was written off.

WORKSITE PRODUCTS

Operating Summary

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                ---------------------------------------------------------------
(MILLIONS)                                                              2001            2000            2001             2000
-------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                       $     15.1      $     41.8      $      61.1      $     117.1
Charges assessed against policyholders                                   68.0            91.2            214.6            269.6
Net investment income                                                   203.0           200.5            595.1            592.6
Net realized capital gains (losses)                                       6.6           (10.6)            21.2            (19.8)
Other income                                                             17.8            18.8             57.1             47.1
-------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    310.5           341.7            949.1          1,006.6
-------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                             156.2           180.7            468.5            540.8
Operating expenses:
    Salaries and related benefits                                        31.9            35.4             96.5             97.8
    Other                                                                35.7            53.2            118.2            144.5
Amortization of deferred policy acquisition costs and
  value of business acquired                                             16.4            20.3             48.3             52.2
-------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      240.2           289.6            731.5            835.3
-------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                               70.3            52.1            217.6            171.3
Income taxes                                                             24.7            18.2             76.2             59.9
-------------------------------------------------------------------------------------------------------------------------------
       Net income                                                        45.6            33.9            141.4            111.4
===============================================================================================================================
Net realized capital gains (losses), net of tax
  (included above)                                                        4.3            (6.8)            13.8            (12.8)
===============================================================================================================================
Deposits (not included in premiums above)
    Annuities -fixed options                                       $    189.0      $    120.5      $     565.3      $     456.6
    Annuities -variable options                                         892.9           977.8          2,995.8          3,112.2
-------------------------------------------------------------------------------------------------------------------------------
    Total - deposits                                               $  1,081.9      $  1,098.3      $   3,561.1      $   3,568.8
===============================================================================================================================
Assets Under Management (2)
    Annuities - fixed options  (3)                                                                 $  10,963.2      $  10,182.6
    Annuities - variable options (4)                                                                  21,133.3         29,991.8
-------------------------------------------------------------------------------------------------------------------------------
        Subtotal - annuities                                                                       $  32,096.5      $  40,174.4
    Plan Sponsored and Other                                                                           8,854.8          7,512.8
-------------------------------------------------------------------------------------------------------------------------------
    Total - assets under management                                                                   40,951.3         47,687.2
Assets under administration  (5)                                                                       9,299.0          8,654.6
-------------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                                   $  50,250.3      $  56,341.8
===============================================================================================================================

(1) Includes $15.1 million and $29.3 million for the three months ended September 30, 2001 and 2000, respectively, and $61.1 million and $84.5 million for the nine months ended September 30, 2001 and 2000, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Includes $20,426.2 million at September 30, 2001 and $32,517.8 million at September 30, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Consolidated Results-Continuing Operations").
(3) Excludes net unrealized capital gains of $368.6 million at September 30, 2001 and net unrealized capital losses of $107.2 million at September 30, 2000.
(4) Includes $7,490.9 million at September 30, 2001 and $11,623.0 million at September 30, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.
(5) Represents assets for which the Company provides administrative services only.

Worksite Products' net income increased $12 million for the three months ended September 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income for the three months ended September 30, 2001 increased $1 million, or 1%, compared to the same period in 2000. Worksite Products' net income increased $30 million for the nine months ended September 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income increased $3 million, or 3%, compared to the same period in 2000.

The increase in net income, excluding realized gains and losses, for the three-month period ended September 30, 2001 is primarily the result of a decrease in operating expenses and amortization costs substantially offset by a decrease in charges assessed against policyholders. The increase in net income, excluding realized gains and losses, for the nine-month period ended September 30, 2001 is primarily the result of a decrease in operating expenses and amortization costs, a decrease in current and future benefits and an increase in other income substantially offset by a decrease in charges assessed against policyholders.

Operating expenses decreased $21 million and $28 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These decreases primarily reflect management's continued focus on expense reduction initiatives.

Substantially all of the charges assessed against policyholders and a majority of other income reported for the Worksite Products segment are calculated based on assets under management and administration. Assets under management and administration at September 30, 2001 decreased 11% compared to September 30, 2000. The decrease in 2001 is primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the three months ended September 30, 2000, deposits for the three months ended September 30, 2001 decreased 1%. Compared to the first nine months of 2000, deposits decreased slightly for the nine months ended September 30, 2001.

INDIVIDUAL PRODUCTS

Operating Summary

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ---------------------------------------------------------------------
(MILLIONS)                                                       2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Premiums                                                   $       7.0        $       -         $      21.9        $       -
Charges assessed against policyholders                            24.7               28.8              75.6               81.5
Net investment income                                             25.0               29.5              76.9               83.8
Net realized capital gains (losses)                                3.3               (0.7)              9.0               (3.5)
Other income                                                       1.8                1.8               9.2                4.3
------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                              61.8               59.4             192.6              166.1
------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                       25.6               19.0              78.7               57.5
Operating expenses:
    Salaries and related benefits                                  8.7                6.0              15.9               17.1
    Other                                                         10.1                6.6              24.3               20.3
Amortization of deferred policy acquisition costs and
  value of business acquired                                      11.3               13.4              32.1               35.3
------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                55.7               45.0             151.0              130.2
------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                         6.1               14.4              41.6               35.9
Income taxes                                                       2.2                5.1              14.6               12.6
------------------------------------------------------------------------------------------------------------------------------
       Net income                                          $       3.9        $       9.3       $      27.0        $      23.3
==============================================================================================================================
Net realized capital gains (losses), net of tax
  (included above)                                         $       2.1        $      (0.5)      $       5.8        $      (2.3)
==============================================================================================================================
Deposits (not included in premiums above)
     Annuities -fixed options                              $     159.2        $     216.6       $     580.6        $     695.1
    Annuities -variable options                                   42.3              117.6             205.3              465.4
------------------------------------------------------------------------------------------------------------------------------
       Total - deposits                                    $     201.5        $     334.2       $     785.9        $   1,160.5
==============================================================================================================================
Assets Under Management (1)
    Annuities - fixed options  (2)                                                              $   2,210.1        $   2,213.7
    Annuities - variable options (3)                                                                5,232.0            6,657.5
------------------------------------------------------------------------------------------------------------------------------
        Total - assets under management                                                         $   7,442.1        $   8,871.2
==============================================================================================================================

(1) Includes $2,371.6 million at September 30, 2001 and $4,468.0 million at September 30, 2000 of assets under management that are also reported in the Investment Management Services segment (refer to "Overview").
(2) Excludes net unrealized capital gains of $54.4 million at September 30, 2001 and net unrealized capital losses of $10.0 at September 30, 2000.
(3) Includes $2,539.9 million at September 30, 2001 and $3,816.3 million at September 30, 2000 related to assets invested through the Company's products in unaffiliated mutual funds.

Individual Products' net income decreased $5 million for the three months ended September 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income decreased $8 million, or 82%, for the three months ended September 30, 2001 compared to the same period in 2000. Net income increased $4 million for the nine months ended September 30, 2001 compared to the same period in 2000. Excluding net realized capital gains and losses, net income decreased $4 million, or 17%, for the nine months ended September 30, 2001 compared to the same period in 2000. The decreases in earnings for the three-month and nine-month periods ended September 30, 2001 are primarily due to an increase in operating expenses and a decrease in charges assessed against policyholders.

Operating expenses increased $6 million and $3 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Operating expenses for both periods were affected by a lower level of policy acquisition expenses being deferred in order to conform with ING's deferral practice. The resulting increase in operating expenses was partially offset by lower overall operating expenses due to management's continued focus on expense reduction initiatives.

Substantially all of the charges assessed against policyholders reported for the Individual Products segment are calculated based on assets under management. Assets under management at September 30, 2001 decreased 16% compared to September 30, 2000. This decrease is primarily due to a decline in the stock market partially offset by additional net deposits (i.e., deposits less surrenders).

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the same periods in 2000, deposits for the three and nine months ended September 30, 2001 decreased 40% and 32%, respectively, due to a decrease in individual annuity sales.

INVESTMENT MANAGEMENT SERVICES

Operating Summary

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ---------------------------------------------------------------------
(MILLIONS)                                                       2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Net investment income                                      $        0.4       $        0.9      $        1.3       $        2.1
Net realized capital gains                                          0.1                -                 0.1                0.2
Other income  (1)                                                  28.0               36.4              90.2              104.2
------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               28.5               37.3              91.6              106.5
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Salaries and related benefits                                   13.2               18.2              42.0               48.4
   Other                                                            5.6                5.0              16.2               17.5
------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                    18.8               23.2              58.2               65.9
------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                          9.7               14.1              33.4               40.6
Income taxes                                                        3.5                4.9              12.1               14.8
------------------------------------------------------------------------------------------------------------------------------
       Net income                                          $        6.2       $        9.2      $       21.3       $       25.8
===============================================================================================================================
Net realized capital gains, net of tax
  (included above)                                         $        -         $        -        $        0.1       $        0.1
===============================================================================================================================
Assets under management:
   Plan sponsored (2)                                                                           $   13,659.6       $   16,724.0
   Collateralized bond obligations                                                                   1,617.6            2,023.2
   Retail mutual funds                                                                               1,964.1            1,607.5
------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                                                    17,241.3           20,354.7
------------------------------------------------------------------------------------------------------------------------------
   Invested through products offered by the Worksite
    Products and Individual Products segments:  (3)
     Variable annuity mutual funds                                                                  14,199.0           17,450.8
     Fixed annuities (4) (5)                                                                             -             12,396.4
     Plan sponsored and other                                                                        8,598.8            7,138.6
------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                                                    22,797.8           36,985.8
------------------------------------------------------------------------------------------------------------------------------
Total assets under management                                                                   $   40,039.1       $   57,340.5
===============================================================================================================================

(1) Primarily includes investment advisory fees earned on assets under management.
(2) Includes $3,851.9 million and $6,871.2 million of assets managed for Aetna Life Insurance Company, a former affiliate of the Company, as of September 30, 2001 and 2000, respectively.
(3) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in either the Worksite Products or the Individual Products segments.
(4) In accordance with a new advisory agreement effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, manages the investments supporting the Company 's fixed annuity products.
(5) Excludes net unrealized capital losses of $117.2 million at September 30, 2000.

For the three months ended September 30, 2001, the Investment Management Services segment's net income decreased $3 million, or 33%, compared to the same period in 2000. For the nine months ended September 30, 2001, the Investment Management Services segment's net income decreased $5 million, or 17%, compared to the same period in 2000. The decrease in net income for the three and nine month periods ended September 30, 2001 primarily reflects a decrease in investment advisory fee income partially offset by a decrease in other operating expenses.

Investment advisory fees are calculated based on assets under management. The decrease in advisory fee income is due to lower levels of assets under management. At September 30, 2001, assets under management decreased 30% compared to those reported at September 30, 2000. This decrease was primarily due to a change in the advisory agreements relating to the Company's fixed annuity and collateralized bond obligation assets under management and a decline in the stock market.

Effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, replaced Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of the Company, as the advisor for the investments supporting the Company's fixed annuity products. Aeltus, along with its subsidiaries, comprises the Investment Management Services segment. Subsequent to the effective date of the new advisory agreement, the Company no longer received advisory fees relating to these assets under management.

Operating expenses decreased $5 million and $7 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decreases in operating expenses are primarily due to the implementation of new long-term compensation agreements by Aeltus at the beginning of the year.

DISCONTINUED OPERATIONS - DOMESTIC INDIVIDUAL LIFE INSURANCE

 Results of discontinued operations represents the amortization of the deferred gain relating to the sale of the domestic individual life insurance business to Lincoln. The after tax amortization recognized during the three and nine months ended September 30, 2000 was $1.5 million and $4.7 million, respectively. In conjunction with the accounting for the acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain relating to the sale of the domestic individual life insurance business was written off.

Individual life insurance coverage in force was approximately $37 billion at September 30, 2001. The entire amount of this coverage in force has been ceded to Lincoln under the indemnity reinsurance arrangement entered into as part of the sale.

For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Condensed Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

(MILLIONS)                                                       SEPTEMBER 30, 2001         DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------
Debt securities, available for sale, at fair value (1)          $      13,948.6                $      11,371.4
Equity securities, at fair value:
    Nonredeemable preferred stock                                          23.5                          100.7
    Investment in affiliated mutual funds                                  24.8                           12.7
    Common stock                                                            4.7                            3.5
Short-term investments (2)                                                 20.7                          111.7
Mortgage loans                                                            192.9                            4.6
Policy loans                                                              334.7                          339.3
Other investments                                                          15.4                           13.4
--------------------------------------------------------------------------------------------------------------
     Total Investments                                          $      14,565.3                $      11,957.3
==============================================================================================================

(1) At September 30, 2001 and December 31, 2000, $822.3 million and $126.7 million, respectively, of debt securities were pledged to creditors.
(2) At December 31, 2000, $2.3 million of short-term investments were pledged to creditors; and, at September 30, 2001, there were no short-term investments pledged to creditors.


Debt Securities

At September 30, 2001 and December 31, 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 96% and 95% of the total general account invested assets, respectively. At September 30, 2001 and December 31, 2000, $11.4 billion, or 82% of total debt securities, and $8.9 billion, or 79% of total debt securities, respectively, supported experience-rated contracts. The carrying value of the Company's total debt securities included net unrealized capital gains of $423.0 million and $126.9 million at September 30, 2001 and December 31, 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at September 30, 2001 and AA at December 31, 2000.

The percentage of total debt securities by quality rating category is as follows:


                                                SEPTEMBER 30, 2001                  DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------
AAA                                                        54.3%                              53.2%
AA                                                          6.9                                9.1
A                                                          20.7                               23.5
BBB                                                        13.0                                9.9
BB                                                          2.8                                1.5
B and Below                                                 2.3                                2.8
-----------------------------------------------------------------------------------------------------
   Total                                                  100.0%                             100.0%
=====================================================================================================


The percentage of total debt securities by market sector is as follows:


                                                SEPTEMBER 30, 2001                  DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------
U.S. Corporate                                             42.5%                              43.0%
Residential Mortgage-backed                                32.1                               27.1
Commercial/Multi-family Mortgage-backed                     9.5                                9.8
Foreign (1)                                                 8.5                                5.0
Asset-backed                                                6.1                                6.7
U.S. Treasuries/Agencies                                    1.3                                8.4
------------------------------------------------------------------------ -----------------------------
   Total                                                  100.0%                             100.0%
======================================================================================================

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


ITEM 5.      OTHER INFORMATION

RATINGS

The Company's financial strength ratings at November 9, 2001 and August 9, 2001 are as follows:


                                                              RATING AGENCIES
                         -------------------------------------------------------------------------------------------
                                                                       MOODY'S INVESTORS        STANDARD & POOR'S
                            A.M. BEST                FITCH                  SERVICE
--------------------------------------------------------------------------------------------------------------------
November 9, 2001               A+                       AA+                    Aa2                       AA+
August 9, 2001                 A+                       AA+                    Aa2                       AA+
--------------------------------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              4. Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

                   Incorporated by reference to the Registration Statement on Form S-2 (File No. 33-64331), as filed on November 16, 1995.

                   Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

         (b)  Reports on Form 8-K.

              None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AETNA LIFE INSURANCE AND ANNUITY COMPANY
                                  ----------------------------------------
                                              (Registrant)



   NOVEMBER 13, 2001              By /s/ Deborah Koltenuk
----------------------               ---------------------------------------
        (Date)                       Deborah Koltenuk
                                     Vice President and Corporate Controller
                                     (Chief Accounting Officer)