Form 10-K
period 2001-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2002-03-28
CIK 837010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2001      Commission file number 33-23376

                     ING Life Insurance and Annuity Company
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

                    Aetna Life Insurance and Annuity Company
                   (former name if changed since last report)

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

                             Yes  __X__  No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 25, 2002, there were 55,000 shares of common stock outstanding, par value $50 per share, all of which shares were held by Aetna Retirement Holdings, Inc.

Reduced Disclosure Format:

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (Formerly known as Aetna Life Insurance and Annuity Company, a wholly owned subsidiary of Aetna Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year-ended December 31, 2001

                               TABLE OF CONTENTS

Form 10-K
Item No.                                             Page
---------                                            ----
                         PART I

Item 1.    Business**..............................    3
Item 2.    Properties**............................   15
Item 3.    Legal Proceedings.......................   15
Item 4.    Submission of Matters to a Vote of
           Security Holders*.......................   15

                         PART II

Item 5.    Market for Registrant's Common Equity
             and Related
             Stockholder Matters...................   16
Item 6.    Selected Financial Data*................   16
Item 7.    Management's Analysis of the Results of
           Operations**............................   16
Item 7A.   Quantitative and Qualitative Disclosure
           About Market Risk.......................   32
Item 8.    Financial Statements and Supplementary
           Data....................................   33
Item 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure..................   74

                        PART III

Item 10.   Directors and Executive Officers of the
           Registrant*.............................   74
Item 11.   Executive Compensation*.................   74
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management*..................   74
Item 13.   Certain Relationships and Related
           Transactions*...........................   74

                         PART IV

Item 14.   Exhibits, Consolidated Financial
             Statement Schedules, and Reports
             on Form 8-K...........................   74
           Index to Consolidated Financial
           Statement Schedules.....................   79
           Signatures..............................   85

  *  Item omitted pursuant to General Instruction I(2) of Form 10-K
 **  Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

ITEM 1.  BUSINESS

Organization of Business

ING Life Insurance and Annuity Company ("ILIAC"), formerly known as Aetna Life Insurance and Annuity Company ("ALIAC"), is a Connecticut stock life insurance company, which was originally organized in 1976. ILIAC, together with its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), formerly known as Aetna Insurance Company of America ("AICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS") is herein called the "Company". ILIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is ultimately owned by ING Groep N.V. ("ING").

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

HOLDCO contributed AIS to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999. On February 28, 2002, IA Holdco was distributed by ILIAC in the form of a dividend to HOLDCO. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus"). Accordingly, fees earned by Aeltus will not be included in Company results subsequent to the dividend date. Refer to Notes 2 and 16 of the Notes to Consolidated Financial Statements.

Effective January 1, 2002, the board of directors of the Company approved an amendment to the Certificate of Incorporation of the Company to change the name of the corporation to ING Life Insurance and Annuity Company. The sole shareholder of the Company executed a written consent approving and adopting the name change effective January 1, 2002. Appropriate approvals were obtained from the State of Connecticut Department of Insurance.

The Company has three business segments, which make up its continuing operations: Worksite Products, Individual Products and Investment Management Services.

WORKSITE PRODUCTS

PRODUCTS AND SERVICES

Through its Worksite Products segment, the Company offers annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). Additionally, the Company offers programs to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including affiliated and nonaffiliated mutual funds and fixed investment options. The Company may enter into wrapper agreements with retirement plans. These agreements contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers pension plan administrative services through the Worksite Products segment.

INVESTMENT OPTIONS

Annuity contracts offered by the Worksite Products segment contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in affiliated and/or unaffiliated mutual funds. Affiliated mutual funds include funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly-owned subsidiary of HOLDCO, funds managed by ILIAC and subadvised by outside investment advisers, and funds managed by ING Pilgrim Investments, LLC. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fully-guaranteed fixed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Other fixed options are "experience rated" and require the customer to assume investment (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees.

FEES AND MARGINS

Insurance and expense charges, investment management fees and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product.

For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees. In addition, where the customer selects an affiliated mutual fund as a variable funding option, ILIAC may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services, which is reflected in the Worksite Products segment's results. In the case of funds advised by Aeltus, these fees are equal to one-half the investment advisory fee Aeltus receives. Aeltus, whose operating results are reported in the Investment Management Services' segment, records the advisory fees net of the amount it pays to ILIAC. In the case of the variable option mutual funds advised by ILIAC and subadvised by outside managers, ILIAC receives an investment advisory fee from which it pays a subadvisory fee to the outside manager.

Additionally, ILIAC may receive administrative service, distribution (12b-1) and service plan fees. If the customer selects an unaffiliated mutual fund as a variable funding option, ILIAC and/or AIS may receive distribution (12b-1) and service plan fees, as well as, compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services.

In connection with programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, ILIAC and/or AIS may receive distribution (12b-1) and service plan fees, as well as, compensation from the affiliated or unaffiliated fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services.

For fixed funding options, ILIAC earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

Refer to "Organization of Business" for discussion regarding the dividend of IA Holdco to HOLDCO.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

The substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Worksite Products' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $43.0 billion, $44.9 billion and $46.5 billion at December 31, 2001, 2000, and 1999, respectively.

Worksite Products' assets under management include assets that are also reported in the Investment Management Services segment. Both segments report certain assets under management because they each earn a different component of revenue derived from these assets. Refer to "Consolidated Results--Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.

Approximately 93% and 94% of assets under management at December 31, 2001 and 2000, respectively, allowed for contractholder withdrawal. Approximately 82% and 85% of assets under management at December 31, 2001 and 2000, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59 1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Assets under management of the Worksite Products segment are summarized in the "Worksite Products" section of Management's Analysis of the Results of Operation.

A portion of the Worksite Products' fee revenue is also based on assets under administration. Assets under administration are assets for which the Company provides administrative services only. Assets under administration were $10.3 billion at December 31, 2001, $8.3 billion at December 31, 2000 and $4.4 billion at December 31, 1999.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

Products and services of the Worksite Products segment are offered primarily to pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

RESERVES

Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield and mortality, including a margin for adverse deviation, which is assumed to provide for expenses. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. Of those investment contracts which are "experience-rated", the reserves also reflect net realized capital gains/losses on the sale of invested assets, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

INDIVIDUAL PRODUCTS

PRODUCTS AND SERVICES

The Individual Products segment includes qualified and nonqualified annuity contacts that are offered for sale to individuals. These annuity contracts may be deferred or immediate (payout annuities).

INVESTMENT OPTIONS

The Individual Products segment offers customers products that contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in affiliated and/or unaffiliated mutual funds.

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

In addition, where the customer selects an affiliated mutual fund as a variable funding option ILIAC may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services which is reflected in the Individual Products segment's results. In the case of funds advised by Aeltus, these fees are equal to one-half the investment advisory fee Aeltus receives. Aeltus, whose operating results are reported in the Investment Management Services' segment, records the advisory fees net of the amount it pays to ILIAC. In the case of the variable option mutual funds advised by ILIAC and subadvised by outside managers, ILIAC receives an investment advisory fee from which it pays a subadvisory fee to the outside manager. Additionally, ILIAC and/or AIS may also receive administrative service, distribution (12b-1) and service plan fees.

For fixed funding options, ILIAC earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

The Company may also receive other fees or charges depending on the nature of the products.

Refer to "Organization of Business" for discussion regarding the dividend of IA Holdco to HOLDCO.

ASSETS UNDER MANAGEMENT

The substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Individual Products' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $7.8 billion, $8.3 billion and $8.3 billion at December 31, 2001, 2000, and 1999, respectively.

Individual Products' assets under management include assets that are also reported in the Investment Management Services segment. Both segments report certain assets under management because they each earn a different component of revenue derived from these assets. Refer to "Consolidated Results--Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.

Approximately 98% and 99% of assets under management at December 31, 2001 and 2000, respectively, allowed for contractholder withdrawal. Approximately 87% and 90% of assets under management at December 31, 2001 and 2000, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Assets under management of the Individual Products segment are summarized by principal business channel in the "Individual Products" section of Management's Analysis of the Results of Operation.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

Products and services of the Individual Products segment are offered to individuals. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

RESERVES

Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield and mortality, including a margin for adverse deviation, which is assumed to provide for expenses. The assumptions vary by plan, year of issue and policy duration.

Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options, less withdrawals and charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses on the sale of invested assets, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

INVESTMENT MANAGEMENT SERVICES

The Investment Management Services segment primarily consists of the operations of Aeltus, the primary operating subsidiary of IA Holdco, which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. IA Holdco was contributed to ILIAC on July 1, 1999 by HOLDCO. On February 28, 2002, ILIAC distributed IA Holdco to HOLDCO in the form of a dividend. Refer to "Organization of Business" and Note 2 and Note 16 of the Notes to Consolidated Financial Statements.

PRODUCTS AND SERVICES

Investment Management Services provides investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the ING Series Fund, Inc. (formerly known as the Aetna Series Fund, Inc.) and the ING Variable Portfolios, Inc. (formerly known as the Aetna Variable Portfolios, Inc.) distribution services for other Company products; and trustee, administrative and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

FEES

Investment management fees earned by the Company depend primarily on the investment style (e.g. equity vs. fixed income) and the service level (e.g. asset allocation service) selected by the client, as well as the size (measured by assets under management) of the account. Fees are generated by client money invested in advisory accounts, individual and pooled trust accounts, collateralized bond obligations, affiliated mutual funds and separate accounts of the Company. Prior to April 1, 2001, advisory fees were also earned on investments supporting the Company's fixed annuity products.

Effective April 1, 2001, ING Investment Management, LLC (IIM), an affiliate of the Company, replaced Aeltus as the adviser for the investments supporting the Company's fixed annuity products.

ASSETS UNDER MANAGEMENT

Fee income is substantially derived from a charge assessed on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), market performance and customer retention. Investment Management Services' assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $41.7 billion, $55.6 billion and $55.0 billion at December 31, 2001, 2000, and 1999, respectively. Investment Management Services' assets under management include assets which are also reported in the Worksite Products and Individual Products segments. Each of the segments report certain assets under management because they each earn a different component of revenue derived from these assets. Refer to "Consolidated Results-Continuing Operations" in Management's Analysis of the Results of Operations for the elimination adjustment required to calculate consolidated assets under management.

Substantially all assets under management invested through the products of the Investment Management Services segment at December 31, 2001, 2000 and 1999 allowed for contractholder withdrawal subject to market value adjustments and/or deferred contingent sales charges. Collateralized bond obligations managed by the segment are generally not withdrawable. To encourage customer retention and recover acquisition expenses, certain mutual fund assets under management are subject to deferred contingent sales charges on balances withdrawn within a period of time after contribution to the fund.

Assets under management are summarized for the principal business channels of the Investment Management Services segment in the "Investment Management Services" section in Management's Analysis of the Results of Operations.

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

LIFE INSURANCE IN FORCE AND OTHER STATISTICAL DATA

The table below summarizes nonparticipating life insurance in force before deductions for reinsurance ceded to other companies. As a result of the sale of the Company's domestic individual life insurance business on October 1, 1998, substantially all of the in force amounts shown in the table have been ceded to Lincoln National Corporation ("Lincoln").

                                      Life Insurance In Force at
                                             December 31,
                                     ----------------------------
(Billions, except as noted below)        2001      2000      1999
-----------------------------------------------------------------
Direct:
  Permanent                           $ 31.6    $ 34.1    $ 36.1
  Term                                   1.4       1.6       3.6
Assumed:
  Permanent                              1.9       2.0       2.2
  Term                                   1.0       1.2       1.5
-----------------------------------------------------------------
         Total                        $ 35.9    $ 38.9    $ 43.4
=================================================================
Number of direct policies in force,
  end of year (thousands)              351.7     359.7     390.2
=================================================================
Average size of direct policy in
  force, end of year (thousands)      $ 93.8    $ 99.3    $101.7
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

GENERAL ACCOUNT INVESTMENTS

Consistent with the nature of the contract obligations involved in the Company's operations, the majority of the general account assets are invested in commercial mortgages and long-term debt securities such as: U.S. corporate debt securities, residential mortgage-backed securities, foreign government and foreign corporate debt securities, commercial and multifamily mortgage-backed securities, other asset-backed securities and U.S. government securities. It is management's objective that the portfolios be of high quality while achieving competitive investment yields and returns. Investment portfolios generally match the cashflow characteristics of the insurance liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The cashflow characteristics of investments is monitored and security purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

During the second quarter of 2001, ING Investment Management, LLC, an affiliate of the Company, became the advisor of the Company's general account investments. Aeltus was the previous advisor of the Company's general account investments.

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

a) Economic Growth and Tax Relief Reconciliation Act of 2001

On June 7, 2001 the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") was signed into law. EGTRRA contains important changes to many of the Internal Revenue Code provisions governing qualified defined contribution and defined benefit plans, Section 457 deferred compensation plans,
Section 403(b) tax sheltered annuity arrangements and individual retirement accounts and annuities ("IRAs"). These changes include significant increases in the contribution limits under retirement plans and IRAs and new rollover provisions that increase the portability of retirement account assets.

b) Federal Employee Benefit Regulation

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

The Small Business Job Protection Act (the "Act"), was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2001, address ERISA's application to the general account assets of insurers attributable to policies issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

c) Insurance Holding Company Laws

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

d) Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no charges to earnings for guaranty fund obligations during 2001 and no material charges during 2000 and 1999. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations--Forward-Looking Information/ Risk Factors.

RATINGS

The Company's financial strength ratings at March 25, 2002 and November 9, 2001 are as follows:

                                                 Rating Agencies
                                --------------------------------------------------
                                                       Moody's        Standard &
                                A.M. Best  Fitch  Investors Service     Poor's
----------------------------------------------------------------------------------
March 25, 2002                     A+       AA+          Aa2              AA+
November 9, 2001                   A+       AA+          Aa2              AA+
----------------------------------------------------------------------------------

MISCELLANEOUS

The Company had approximately 3000 employees at December 31, 2001.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2001. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ITEM 2.  PROPERTIES

ILIAC's home office is located at 151 Farmington Avenue, Hartford, Connecticut 06156. All Company office space is leased or subleased by ILIAC or other affiliates. ILIAC pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by ILIAC are paid by an affiliate and allocated back to ILIAC.

ITEM 3.  LEGAL PROCEEDINGS

In recent years, a number of life insurance companies have been named as defendants in class action lawsuits relating to life insurance sales practices. The Company is currently a defendant in one such lawsuit.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000, by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. ALIAC has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. Certain discovery is under way. The Company intends to defend the action vigorously.

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

For information on dividends and capital contributions refer to Note 7 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted Pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

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

CONTRIBUTIONS FROM AND DISTRIBUTIONS TO HOLDCO

On June 30, 2000, HOLDCO contributed AIS to the Company. Refer to Note 2 of the Notes to Consolidated Financial Statements.

On July 1 1999, HOLDCO contributed IA Holdco to the Company. On February 28, 2002, ILIAC distributed IA Holdco to HOLDCO in the form of a dividend. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus"). Aeltus, along with its subsidiaries, comprises the Investment Management Services segment. Refer to Notes 2 and 16 of the Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS

Consolidated results include results from continuing operations and discontinued operations. Results of continuing operations are comprised of the results of the Worksite Products, Individual Products and Investment Management Services segments and certain items not directly allocable to the business segments. Refer to Note 14 of Condensed Notes to Financial Statements.

OPERATING SUMMARY

(Millions)                                 2001    2000 (1)        1999
-----------------------------------------------------------------------
Premiums (2)                         $    114.2  $    154.2  $    107.5
Charges assessed against
  policyholders                           381.3       461.0       388.3
Net investment income                     888.4       912.4       886.3
Net realized capital losses               (21.0)      (35.4)      (21.5)
Other income                              172.1       162.1       129.7
-----------------------------------------------------------------------
      Total revenue                     1,535.0     1,654.3     1,490.3
-----------------------------------------------------------------------
Current and future benefits               729.6       795.6       746.2
Operating expenses:
  Salaries and related benefits           181.0       217.4       153.0
  Restructuring charge                     29.2          --          --
  Other                                   234.0       246.3       213.7
Amortization of deferred policy
  acquisition costs and value of
  business acquired                       112.0       126.9       104.9
Amortization of goodwill                   61.9          --          --
-----------------------------------------------------------------------
      Total benefits and expenses       1,347.7     1,386.2     1,217.8
-----------------------------------------------------------------------
Income from continuing operations
  before income taxes                     187.3       268.1       272.5
Income taxes                               87.4        84.0        90.6
-----------------------------------------------------------------------
Income from continuing operations          99.9       184.1       181.9
Discontinued operations, net of
  tax:
  Amortization of deferred gain on
    sale                                     --         5.7         5.7
-----------------------------------------------------------------------
      Net Income                     $     99.9  $    189.8  $    187.6
=======================================================================
Net realized capital losses, net of
  tax (included above)               $    (13.7) $    (23.0) $    (14.0)
=======================================================================
Deposits (not included in premiums
  above)
  Annuities--fixed options           $  1,440.5  $  1,479.1  $  1,973.2
  Annuities--variable options           4,155.8     4,678.7     4,934.5
-----------------------------------------------------------------------
Total--deposits                      $  5,596.3  $  6,157.8  $  6,907.7
=======================================================================
Assets under management:
  Worksite Products                  $ 43,007.5  $ 44,925.6  $ 46,531.8
  Individual Products                   7,773.8     8,336.8     8,281.0
  Investment Management Services       41,703.1    55,629.3    54,996.2
  Consolidating adjustment (3)        (23,473.5)  (36,219.2)  (37,252.2)
-----------------------------------------------------------------------
  Total assets under management (4)
    (5) (6)                            69,010.9    72,672.5    72,556.8
-----------------------------------------------------------------------
Assets under administration: (7)
  Worksite Products                    10,317.4     8,293.7     4,441.7
-----------------------------------------------------------------------
Assets under management and
  administration                     $ 79,328.3  $ 80,966.2  $ 76,998.5
=======================================================================

(1) Year-ended 2000 reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(2) Includes $75.0 million in 2001, $107.8 million in 2000 and $71.5 million in 1999 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(3) Represents consolidating adjustment related to the assets under management reported in the Worksite Products and Individual Products segments and also in the Investment Management Services segment.
(4) Includes $11,272.2 million, $13,492.1 million and $13,472.4 million at December 31, 2001, 2000 and 1999, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Assets under management relating to fixed options excludes net unrealized capital gains of $291.0 million at December 31, 2001, net unrealized capital losses of $126.9 million at December 31, 2000 and net unrealized capital gains of $247.9 million at December 31, 1999.
(6) As of December 31, 2001, 2000 and 1999, amounts included $2,648.1 million, $5,837.1 million and $6,986.3 million, respectively, of assets managed for Aetna Life Insurance Company, a former affiliate of the Company (refer to Note 1 of the Notes to Consolidated Financial Statements).
(7) Represents assets for which the Company provides administrative services only.

CONTINUING OPERATIONS

Income from continuing operations decreased $84 million in 2001 and increased $2 million in 2000. Income from continuing operations includes Year 2000 costs of $18 million in 1999. Excluding amortization of goodwill and the restructuring charge in 2001 and net realized capital losses, income from continuing operations decreased $2 million in 2001 and increased $11 million in 2000.

The decrease in income in 2001 is primarily due to a decrease in charges assessed against policyholders resulting from lower levels of assets under management and an increase in the effective tax rate substantially offset by a decrease in operating expenses and an increase in other income.

The increase in income in 2000 primarily reflects an increase in charges assessed against policyholders and other income resulting from higher levels of assets under management and administration partially offset by higher operating expenses.

Substantially all of the charges assessed against policyholders and other income reported for continuing operations are derived from assets under management and administration. Compared to prior years, assets under management and administration at December 31, 2001 decreased 2% and at December 31, 2000 increased 5%. The decrease in 2001 is primarily due to a decline in the stock market, substantially offset by additional assets associated with new administrative contracts. The increase in 2000 is primarily due to additional assets associated with new investment advisory and administrative contracts (including approximately $3 billion of plan assets from a new large case, which closed in the second quarter of 2000) and additional net deposits. This increase was partially offset by the stock market decline in the last half of 2000.

Certain assets under management reported under the Worksite Products and Individual Products segments are also reported under the Investment Management Services segment, because each segment reports a different component of the revenue generated from this particular group of assets. The group of assets that are reported in more than one segment must be deducted from the aggregate segment assets to determine the consolidated assets under management of the Company.

Salaries and related benefits for the years-ended December 31, 2001 and 2000 decreased 17% and increased 42%, respectively, over the prior years. The decrease in 2001 is primarily due to lower staffing levels resulting from integration efforts and the implementation of new long-term compensation agreements by Aeltus at the beginning of the year. The increase in 2000 primarily reflects higher staffing levels needed to support business growth and the implementation of strategic business initiatives and higher variable compensation triggered in certain compensation plans when ING purchased the Company. Other operating expenses for the years-ended December 31, 2001 and 2000 decreased 5% and increased 15%, respectively, over prior years. The decrease in 2001 is primarily a result of management's continued focus on expense reduction initiatives. The increase in 2000 is primarily due to business growth and implementation of strategic business initiatives. Other operating expenses in 1999 include Year 2000 costs, before tax, of approximately $27 million. Year 2000 costs for 1999 are not allocated to the Company's segments.

The increase in the effective tax rate for the year-ended December 31, 2001 primarily relates to the disallowance of goodwill amortization as a deduction and a decrease in the deduction for dividends received.

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

See "Forward-Looking Information/Risk Factors" regarding other important factors that may materially affect the Company.

WORKSITE PRODUCTS

OPERATING SUMMARY

(Millions)                                2001   2000 (1)       1999
--------------------------------------------------------------------
Premiums (2)                         $    75.1  $   154.2  $   107.5
Charges assessed against
  policyholders                          280.7      352.5      310.6
Net investment income                    788.9      793.6      784.6
Net realized capital losses              (31.1)     (32.1)     (19.5)
Other income                              76.3       70.0       51.7
--------------------------------------------------------------------
      Total revenue                    1,189.9    1,338.2    1,234.9
--------------------------------------------------------------------
Current and future benefits              617.2      719.5      672.7
Operating expenses:
  Salaries and related benefits          131.5      139.5      104.3
  Other                                  181.2      197.7      160.7
Amortization of deferred policy
  acquisition costs and value of
  business acquired                       59.7       68.3       63.0
--------------------------------------------------------------------
      Total benefits and expenses        989.6    1,125.0    1,000.7
--------------------------------------------------------------------
Income from operations before
  income taxes                           200.3      213.2      234.2
Income taxes                              70.1       74.6       82.0
--------------------------------------------------------------------
      Net income (3)                 $   130.2  $   138.6  $   152.2
====================================================================
Net realized capital losses, net of
  tax (included above)               $   (20.2) $   (20.8) $   (12.7)
====================================================================
Deposits (not included in premiums
  above)
  Annuities--fixed options           $   753.4  $   618.3  $   914.8
  Annuities--variable options          3,931.8    4,099.4    4,269.9
--------------------------------------------------------------------
Total--deposits                      $ 4,685.2  $ 4,717.7  $ 5,184.7
====================================================================
Assets Under Management (4)
  Annuities--fixed options (5)       $11,089.4  $10,265.9  $10,447.4
  Annuities--variable options (6)     22,924.4   26,931.6   29,265.6
--------------------------------------------------------------------
      Subtotal--annuities             34,013.8   37,197.5   39,713.0
  Plan Sponsored and Other             8,993.7    7,728.1    6,818.9
--------------------------------------------------------------------
  Total--assets under management      43,007.5   44,925.6   46,531.9
Assets under administration (7)       10,317.4    8,293.7    4,441.7
--------------------------------------------------------------------
Total assets under management and
  administration                     $53,324.9  $53,219.3  $50,973.6
====================================================================

(1) Year-ended 2000 data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(2) Includes $75.0 million in 2001, $107.8 million in 2000 and $71.5 million in 1999 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(3) Restructuring charges and amortization of goodwill incurred in 2001 and Year 2000 costs incurred in 1999 are not allocated to segment expenses; and, therefore, are excluded in the determination of segment net income.
(4) Includes $12,287.2 million, $24,367.5 million, and $26,582.4 million of assets under management at December 31, 2001, 2000 and 1999, respec-tively, that are also reported in the Investment Management Services segment (refer to "Consolidated Results").
(5) Excludes net unrealized capital gains of $253.6 million and $106.8 million at December 31, 2001 and 2000, respectively, and net unrealized capital losses of $217.8 million at December 31, 1999.
(6) Includes $8,546.1 million at December 31, 2001, $10,068.6 million at December 31, 2000, and $9,935.7 million at December 31, 1999 related to assets invested through the Company's products in unaffiliated mutual funds.
(7) Represents assets for which the Company provides administrative services only.

Worksite Products' net income decreased $8 million in 2001 and $14 million in 2000. Excluding net realized capital losses, net income decreased $9 million, or 6%, in 2001 and $6 million, or 3% in 2000. The decrease in 2001 net income excluding net realized capital losses is primarily due to a decrease in charges assessed against policyholders primarily offset by a decrease in operating expenses. The decrease in 2000 net income excluding net realized capital losses primarily reflects an increase in operating expenses partially offset by an increase in charges assessed against policyholders and other income.

Charges assessed against policyholders for the year-ended December 31, 2001 decreased because assets under management were lower throughout most of 2001 when compared to 2000. Assets under management were lower in 2001 due to a continued decline in the stock market through the first three quarters of 2001, partially offset by additional net deposits (i.e., deposits less surrenders).

For the year-ended December 31, 2000, charges assessed against policyholders increased when compared to 1999. This increase resulted from higher levels of assets under management through the first three quarters of 2000. The decrease in assets under management in the fourth quarter of 2000 resulted from a decline in the stock market that began in the last half of 2000 but was more than offset by additional net deposits until the fourth quarter.

Assets under administration increased 24% and 87% at December 31, 2001 and 2000, respectively, compared to prior year-ends, due primarily to additional assets associated with new administration contracts offset by declines in the stock market.

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to prior years, deposits were relatively level for the year-ended December 31, 2001 and decreased 9%, for the year-ended December 31, 2000. The decrease for the year-ended December 31, 2000 results from the fact that net deposits in 1999 included the plan assets from two large new cases.

Compared to prior years, salaries and related benefits decreased 6% for the year-ended December 31, 2001 and increased 34% for the year-ended December 31, 2000. The decrease in 2001 primarily reflects lower staffing levels due to continued integration efforts. The increase in 2000 primarily reflects higher staffing levels needed to support business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Other operating expenses decreased 8% for the year-ended December 31, 2001 and increased 23% for the year-ended December 31, 2000 compared to prior years. The decrease in 2001 is primarily the result of management's continued focus on expense reduction initiatives. The increase in 2000 is primarily due to business growth and implementation of strategic business initiatives.

INDIVIDUAL PRODUCTS

OPERATING SUMMARY

(Millions)                               2001  2000 (1)      1999
-----------------------------------------------------------------
Premiums                             $   39.1       --         --
Charges assessed against
  policyholders                         100.6  $ 108.5   $   77.7
Net investment income                    99.0    112.2       96.9
Net realized capital gains (losses)      10.0     (3.5)      (2.0)
Other income                             11.4      6.9        3.6
-----------------------------------------------------------------
      Total revenue                     260.1    224.1      176.2
-----------------------------------------------------------------
Current and future benefits             112.4     76.1       73.5
Operating expenses:
  Salaries and related benefits          20.6     25.0       18.3
  Other                                  38.4     28.4       21.9
Amortization of deferred policy
  acquisition and value of business
  acquired                               41.4     47.3       30.4
-----------------------------------------------------------------
      Total benefits and expenses       212.8    176.8      144.1
-----------------------------------------------------------------
Income from operations before
  income taxes                           47.3     47.3       32.1
Income taxes                             16.6     16.5       11.2
-----------------------------------------------------------------
      Net income (2)                 $   30.7  $  30.8   $   20.9
=================================================================
Net realized capital gains
  (losses), net of tax (included
  above)                             $    6.4  $  (2.3)  $   (1.3)
=================================================================
Deposits (not included in premiums
  above)
  Annuities--fixed options           $  687.1  $ 860.8   $1,058.4
  Annuities--variable options           224.0    579.3      664.6
-----------------------------------------------------------------
Total--deposits                      $  911.1  $1,440.1  $1,723.0
=================================================================
Assets under management (3)
  Annuities--fixed options (4)       $2,202.4  $2,184.4  $2,193.7
  Annuities--variable options (5)     5,571.4  6,152.4    6,087.3
-----------------------------------------------------------------
Total assets under management        $7,773.8  $8,336.8  $8,281.0
=================================================================

(1) Year-ended 2000 data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(2) Restructuring charges and amortization of goodwill incurred in 2001 and Year 2000 costs incurred in 1999 are not allocated to segment expenses; and, therefore, are excluded in the determination of segment net income.
(3) Includes $2,482.6 million, $4,409.7 million, and $4,185.6 million of assets under management at December 31, 2001, 2000 and 1999, respectively, that are also reported in the Investment Management Services segment (refer to "Consolidated Results").
(4) Excludes net unrealized capital gains of $37.4 million and $20.1 million at December 31, 2001 and 2000, respectively, and net unrealized capital losses of $30.1 million at December 31, 1999.
(5) Includes $2,726.1 million at December 31, 2001, $3,423.7 million at December 31, 2000, and $3,537.0 million at December 31, 1999 related to assets invested through the Company's products in unaffiliated mutual funds.

Individual Products' net income was level in 2001 and increased $9 million in 2000 when compared to the prior year. Excluding net realized capital gains and losses, net income decreased $9 million, or 27%, in 2001 and increased $11 million, or 49%, in 2000. The decrease in 2001 net income excluding net realized capital gains and losses is primarily due to a decrease in charges assessed against policyholders and an increase in operating expenses. The increase in 2000 net income excluding net realized capital losses primarily reflects an increase in charges assessed against policyholders and other income partially offset by an increase in operating expenses.

Compared to the previous year, charges assessed against policyholders for the year-ended December 31, 2001 decreased because assets under management were lower throughout most of 2001 when compared to 2000. Assets under management were lower in 2001 due to a continued decline in the stock market through the first three quarters of 2001, partially offset by additional net deposits (i.e., deposits less surrenders). Charges assessed against policyholders for the year-ended December 31, 2000 increased due to higher levels of assets under management resulting from additional net deposits substantially offset by a decline in the stock market in the last half of 2000.

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to prior years, deposits decreased 37% for the year-ended December 31, 2001 and 16%, for the year-ended December 31, 2000 due to a decrease in individual annuity sales.

Compared to prior years, salaries and related benefits decreased 18% for the year-ended December 31, 2001 and increased 36% for the year-ended December 31, 2000. The decrease in 2001 primarily reflects lower staffing levels due to integration efforts. The increase in 2000 primarily reflects higher staffing levels needed to support business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Other operating expenses increased 35% for the year-ended December 31, 2001 and 30% for the year-ended December 31, 2000 compared to prior years. Other operating expenses in 2001 were affected by a lower level of policy acquisition expenses being deferred in order to conform with ING's deferral practice. The resulting increase was partially offset by lower overall operating expenses due to management's continued focus on expense reduction initiatives. The increase in 2000 is primarily due to business growth and implementation of strategic business initiatives.

INVESTMENT MANAGEMENT SERVICES

Effective April 1, 2001, ING Investment Management, LLC (IIM), an affiliate of the Company, replaced Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of the Company at that time, as the advisor for the investments supporting the Company's fixed annuity products. Aeltus, along with its subsidiaries, comprises the Investment Management Services segment. Subsequent to the effective date of the new advisory agreement, ILIAC pays advisory fees relating to these assets under management to IIM instead of Aeltus.

OPERATING SUMMARY

(Millions)                                2001   2000 (1)       1999
--------------------------------------------------------------------
Net investment income                $     1.7  $     2.8  $     1.5
Net realized capital gains                 0.1        0.2         --
Other income (2)                         119.6      138.2      118.3
--------------------------------------------------------------------
      Total revenue                      121.4      141.2      119.8
--------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits           53.4       95.1       53.5
  Other                                   24.8       27.3       21.7
--------------------------------------------------------------------
      Total operating expenses            78.2      122.4       75.2
--------------------------------------------------------------------
Income from operations before
  income taxes                            43.2       18.8       44.6
Income taxes                              15.7        9.0       16.5
--------------------------------------------------------------------
      Net income (3)                 $    27.5  $     9.8  $    28.1
====================================================================
Net realized capital gains, net of
  tax (included above)               $     0.1  $     0.1         --
====================================================================
Assets under management:
  Plan sponsored (4)                 $13,982.1  $15,719.4  $14,244.5
  Retail mutual funds                  2,649.8    1,670.0    1,447.7
  Collateralized bond obligations      1,597.6    2,020.7    2,051.8
--------------------------------------------------------------------
      Subtotal                       $18,229.5  $19,410.1  $17,744.0
--------------------------------------------------------------------
  Invested through products of the
    Worksite Products and
    Individual Products segments:
    (5)
    Variable annuity mutual funds    $14,769.8  $16,327.1  $18,144.2
    Fixed annuities (6) (7)                 --   12,450.3   12,641.1
    Plan sponsored and other           8,703.7    7,441.8    6,466.9
--------------------------------------------------------------------
      Subtotal                       $23,473.5  $36,219.2  $37,252.2
--------------------------------------------------------------------
Total assets under management        $41,703.0  $55,629.3  $54,996.2
====================================================================

(1) Year-ended 2000 data reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(2) Primarily includes investment advisory fees earned on assets under management.
(3) Restructuring charges and amortization of goodwill incurred in 2001 and Year 2000 costs incurred in 1999 are not allocated to segment operating expenses and, therefore, excluded in the determination of segment net income.
(4) As of December 31, 2001, 2000 and 1999, amounts included $2,648.1 million, $5,837.1 million and $6,986.3 million, respectively, of assets managed for Aetna Life Insurance Company, a former affiliate of the Company (refer to Note 1 of the Notes to Consolidated Financial Statements).
(5) The Investment Management Services segment earns investment advisory fees on these assets, which are also reported in the Worksite Products and Individual Products segments.
(6) In accordance with a new advisory agreement effective April 1, 2001, ING Investment Management, LLC, an affiliate of the Company, manages the investments supporting the Company 's fixed annuity products.
(7) Excludes net unrealized capital losses of $126.9 million at December 31, 2000 and net unrealized capital gains of $247.9 million at December 31, 1999.

For the Investment Management Services segment, net income excluding realized capital gains in 2001 and 2000 increased $18 million, or over 100%, for the year-ended December 31, 2001, and decreased $18 million, or 65%, for the year-ended December 31, 2000. The increase for 2001 primarily reflects a decrease in operating expenses partially offset by a decrease in investment advisory fees. The decrease for 2000 primarily reflects an increase in operating expenses partially offset by an increase in investment advisory fees.

Compared to prior years, salary and related benefits decreased 44% for the year-ended December 31, 2001 and increased 78% for the year-ended December 31, 2000. The decrease in 2001 is primarily due to the implementation of new long-term compensation agreements by Aeltus at the beginning of the year. The increase in 2000 is the result of higher variable compensation expense caused by change in control provisions in certain compensation plans, which were triggered by ING's purchase of the Company, and business growth. For the years-ended December 31, 2001 and 2000, other operating expenses decreased 9% and increased 26%, respectively, compared to prior years. The decrease in 2001 is primarily due to management's continued focus on expense reduction initiatives and the increase in 2000 is due to business growth.

Investment advisory fees, reported in "other income" are calculated based on assets under management. Assets under management were 25% lower at December 31, 2001 than the prior year primarily due to the change in the advisory agreements previously discussed and a decline in the stock market. At December 31, 2000, assets under management were relatively level when compared to the prior year.

Refer to "Overview" and Notes 2 and 16 of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS--DOMESTIC INDIVIDUAL LIFE INSURANCE

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln. Refer to Note 3 of the Notes to Consolidated Financial Statements for further discussion on the sale.

GENERAL ACCOUNT INVESTMENTS

The Company's investment strategies and portfolios are intended to match the cashflow characteristics of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of the investment portfolios supporting the Company's liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the target duration. Customers assume the risks associated with the investments supporting "experience rated" products subject to, among other things, principal and interest guarantees.

The Company's invested assets were comprised of the following:

(Millions)                                   December 31, 2001     December 31, 2000
------------------------------------------------------------------------------------
Debt securities, available for sale, at
  fair value (1)                               $14,007.1             $11,371.4
Equity securities, at fair value:
  Nonredeemable preferred stock                     24.6                 100.7
  Investment in affiliated mutual funds             25.0                  12.7
  Common stock                                       0.7                   3.5
Short-term investments (2)                          31.7                 111.7
Mortgage loans                                     241.3                   4.6
Policy loans                                       329.0                 339.3
Other investments                                   18.2                  13.4
------------------------------------------------------------------------------------
  Total Investments                            $14,677.6             $11,957.3
====================================================================================

(1) Includes $467.2 million and $126.7 million of debt securities pledged to creditors at December 31, 2001 and 2000, respectively. Refer to "Investments" in Note 1 of Notes to Consolidated Financial Statements.
(2) Includes $2.3 million of short-term investments pledged to creditors at December 31, 2000. Refer to "Investments" in Note 1 of Notes to Consolidated Financial Statements

DEBT SECURITIES

At December 31, 2001 and 2000, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 95% of the general account invested assets. For the same periods, $11.4 billion, or 81% of total debt securities, and $8.9 billion, or 79% of total debt securities supported experience rated products. Total debt securities reflected net unrealized capital gains of $291.0 million and $126.9 million at December 31, 2001 and 2000, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well-diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio at December 31, 2001 and 2000 was AA- and AA, respectively.

The percentage of total debt securities investments by quality rating category is as follows:

                                             December 31, 2001     December 31, 2000
------------------------------------------------------------------------------------
AAA                                                  54.0%                 53.2%
AA                                                    6.6                   9.1
A                                                    18.0                  23.5
BBB                                                  16.1                   9.9
BB                                                    2.8                   1.5
B and Below                                           2.5                   2.8
------------------------------------------------------------------------------------
  Total                                             100.0%                100.0%
====================================================================================

The portfolio of debt securities at December 31, 2001 and 2000 included
$735 million (5.3% of the total debt securities) and $482 million (4.3% of the total debt securities), respectively, of investments that are considered "below investment grade". "Below investment grade" securities are defined to be securities that carry a rating below BBB- and Baa3, by Standard & Poor's and Moody's Investors Services, respectively.

The percentage of total debt securities investments by market sector is as follows:

                                             December 31, 2001     December 31, 2000
------------------------------------------------------------------------------------
U.S. Corporate                                       41.5%                 43.0%
Residential Mortgage-Backed                          32.7                  27.1
Commercial/Multifamily Mortgage-Backed                9.5                   9.8
Foreign (1)                                           8.5                   5.0
U.S. Treasuries/Agencies                              2.0                   8.4
Asset-Backed                                          5.8                   6.7
------------------------------------------------------------------------------------
  Total                                             100.0%                100.0%
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

The Company's use of derivatives is generally limited to hedging purposes. When used for hedging, the expectation is that these derivative instruments would reduce overall risk. (Refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional information.)

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

INTEREST RATE RISK

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $28 million (after tax) at December 31, 2001 and $44 million (after tax) at December 31, 2000. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario, and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate term available-for-sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

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

The risks associated with investments supporting experience rated pension and annuity products are assumed by those contractholders, not by the Company (subject to, among other things, principal and interest guarantees). Risks associated with the investments and liabilities related to experience-rated pension and annuity products are not included in the sensitivity analysis presented below.

EQUITY PRICE RISK

The Company's available-for-sale equity securities are comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in equity prices for domestic equity securities, the hypothetical loss in fair value of shareholder's equity related to financial and derivative instruments is estimated to be $2 million (after tax) at December 31, 2001 and 2000.

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

Debt securities and mortgage loans have cashflow characteristics that were selected to approximate the cashflow characteristics of the liabilities they support. The general account of the Company has been segmented to improve the asset/liability matching process. The cashflow characteristics of these investments are monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

As the Company's investment strategy focuses on matching asset and liability cashflow characteristics, and since the assessments of these characteristics are dependent on numerous cash flow assumptions, asset sales may, from time to time, be required to satisfy liability obligations and/or rebalance asset portfolios. The investment portfolios are closely monitored to assess asset and liability matching in order to rebalance the portfolios as conditions warrant.

Given the high quality of the debt securities portfolio (see "General Account Investments"), management expects the vast majority of the Company's investments in debt securities to be repaid in accordance with contractual terms. In addition, most of the debt securities in the portfolio are highly marketable and can be sold to enhance cash flow before maturity.

The Company did not receive any capital contributions in 2001 and 1999. In 2000, the Company received capital contributions of $73.5 million in cash and $56.0 million in assets from HOLDCO.

The Company paid $10.1 million and $255.7 million in cash dividends to HOLDCO in 2000 and 1999, respectively. Of the $255.7 million paid in 1999, $206.0 million was accrued for in 1998. For the year-ended December 31, 2001, the Company did not pay any cash dividends to HOLDCO. The Company is restricted from paying any dividends to HOLDCO in 2002 without prior approval by the Insurance Commissioner of the State of Connecticut.

See "Consolidated Statements of Cash Flows" for additional information.

CRITICAL ACCOUNTING POLICIES

GENERAL

We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

We amortize our deferred policy acquisition costs and value of business acquired on our annuity and pension contracts in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity and pension contracts). Our estimated gross profits are computed based on assumptions related to the underlying contracts including, but not limited to, charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth rates.

Our current estimated gross profits include certain judgments concerning charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Estimated gross profits are adjusted periodically to take into consideration the actual experience to date and changes in future assumptions. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

INCOME TAXES

The Company establishes reserves for possible adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against, any such adjustments.

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

Certain information contained in this Management's Analysis of the Results of Operations is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to the information that appears under the headings: (1) Overview--Outlook and
(2) General Account Investments--Risk Management and Market Sensitive Instruments/Interest Rate Risk/Equity Price Risk. In writing this Management's Analysis of the Results of Operations, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

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

LITIGATION CAN ADVERSELY AFFECT US. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to
Note 15 of the Notes to Consolidated Financial Statements and Legal Proceedings for information regarding litigation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKETRISK

See "General Account Investments" in Management's Analysis of the Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Page
                                                    ----

Report of Independent Auditors....................    34

Consolidated Financial Statements:

    Consolidated Statements of Income for the
       Year-ended December 31, 2001, One Month
       Ended December 31, 2000, the Eleven Months
       Ended November 30, 2000 and for the
       Year-ended December 31, 1999...............    36

    Consolidated Balance Sheets as of
       December 31, 2001 and 2000.................    37

    Consolidated Statements of Changes in
       Shareholder's Equity for the Year-ended
       December 31, 2001, One Month Ended
       December 31, 2000, the Eleven Months Ended
       November 30, 2000 and for the Year-ended
       December 31, 1999..........................    38

    Consolidated Statements of Cash Flows for the
       Year-ended December 31, 2001, One Month
       Ended December 31, 2000, the Eleven Months
       Ended November 30, 2000 and for the
       Year-ended December 31, 1999...............    39

    Notes to Consolidated Financial Statements....    40

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheet of ING Life Insurance and Annuity Company and Subsidiaries (formerly Aetna Life Insurance and Annuity Company and Subsidiaries and hereafter referred to as the Company) as of December 31, 2001, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the then year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the Company adopted Financial Accounting Standards (FAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and FAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.

                                                /s/ Ernst & Young LLP

Hartford, Connecticut
January 31, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Shareholder and Board of Directors
ING Life Insurance and Annuity Company:

We have audited the accompanying consolidated balance sheet of ING Life Insurance and Annuity Company and Subsidiaries, formerly known as Aetna Life Insurance and Annuity Company and Subsidiaries, as of December 31, 2000, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 and the year ended December 31, 1999 ("Preacquisition Company"). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetna Life Insurance and Annuity Company and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the period from December 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Preacquisition Company's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2000 to November 30, 2000, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

ITEM 1.  FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
  (Formerly known as Aetna Life Insurance and Annuity Company, a wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

                                                                     Preacquisition
                                                              ----------------------------
                                                 One month    Eleven months
                                 Year-ended        ended          ended       Year-ended
                                December 31,   December 31,   November 30,   December 31,
                                    2001           2000           2000           1999
                                -------------  -------------  -------------  -------------
Revenue:
  Premiums                        $  114.2         $ 16.5       $  137.7       $  107.5
  Charges assessed against
    policyholders                    381.3           36.4          424.6          388.3
  Net investment income              888.4           78.6          833.8          886.3
  Net realized capital
    (losses) gains                   (21.0)           1.8          (37.2)         (21.5)
  Other income                       172.1           13.4          148.7          129.7
                                  --------         ------       --------       --------
      Total revenue                1,535.0          146.7        1,507.6        1,490.3
Benefits and expenses:
  Current and future benefits        729.6           68.9          726.7          746.2
  Operating expenses:
    Salaries and related
      benefits                       181.0           29.9          187.5          153.0
    Restructing charge                29.2             --             --             --
    Other                            234.0           19.2          227.1          213.7
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                         112.0           10.2          116.7          104.9
  Amortization of goodwill            61.9             --             --             --
                                  --------         ------       --------       --------
      Total benefits and
        expenses                   1,347.7          128.2        1,258.0        1,217.8
Income from continuing
  operations before income
  taxes                              187.3           18.5          249.6          272.5
Income taxes                          87.4            5.9           78.1           90.6
                                  --------         ------       --------       --------
Income from continuing
  operations                          99.9           12.6          171.5          181.9
Discontinued operations, net
  of tax:
  Income from operations                --             --            5.7            5.7
                                  --------         ------       --------       --------
Net income                        $   99.9         $ 12.6       $  177.2       $  187.6
                                  ========         ======       ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
  (Formerly known as Aetna Life Insurance and Annuity Company, a wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                           December 31,     December 31,
                                               2001             2000
                                          ---------------  ---------------
                 ASSETS
Investments:
  Debt securities available for sale, at
    fair value (amortized cost:
    $13,249.2 and $11,120.0)                 $13,539.9        $11,244.7
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost:
      $27.0 and $109.0)                           24.6            100.7
    Investment in affiliated mutual
      funds (cost: $22.9 and $9.6)                25.0             12.7
    Common stock (cost: $2.3 and $2.2)             0.7              3.5
  Short-term investments                          31.7            109.4
  Mortgage loans                                 241.3              4.6
  Policy loans                                   329.0            339.3
  Other investments                               18.2             13.4
  Securities pledged to creditors
    (amortized cost: $466.9 and $126.8)          467.2            129.0
                                             ---------        ---------
        Total investments                     14,677.6         11,957.3
Cash and cash equivalents                         82.0            796.3
Short-term investments under securities
  loan agreement                                 488.8            131.8
Accrued investment income                        160.9            147.2
Premiums due and other receivables                21.5             82.9
Reciprocal loan with affiliate                   191.1               --
Reinsurance recoverable                        2,990.7          3,005.8
Current income taxes                                --             40.6
Deferred policy acquisition costs                121.3             12.3
Value of business acquired                     1,601.8          1,780.9
Goodwill                                       2,412.1          2,297.4
Other assets                                     194.3            154.7
Separate Accounts assets                      32,663.1         36,745.8
                                             ---------        ---------
        Total assets                         $55,605.2        $57,153.0
                                             =========        =========
  LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Future policy benefits                     $ 3,996.8        $ 3,977.7
  Unpaid claims and claim expenses                28.8             29.6
  Policyholders' funds left with the
    Company                                   12,135.8         11,125.6
                                             ---------        ---------
        Total insurance reserve
          liabilities                         16,161.4         15,132.9
  Payables under securities loan
    agreement                                    488.8            131.8
  Current income taxes                            59.2               --
  Deferred income taxes                          153.7            248.0
  Other liabilities                            1,624.7            549.9
  Separate Accounts liabilities               32,663.1         36,745.8
                                             ---------        ---------
        Total liabilities                     51,150.9         52,808.4
                                             ---------        ---------
Shareholder's equity:
  Common stock, par value $50 (100,000
    shares authorized; 55,000 shares
    issued and outstanding)                        2.8              2.8
  Paid-in capital                              4,292.4          4,303.8
  Accumulated other comprehensive gain            46.6             25.4
  Retained earnings                              112.5             12.6
                                             ---------        ---------
        Total shareholder's equity             4,454.3          4,344.6
                                             ---------        ---------
          Total liabilities and
            shareholder's equity             $55,605.2        $57,153.0
                                             =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
  (Formerly known as Aetna Life Insurance and Annuity Company, a wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (millions)

                                                                     Preacquisition
                                                              ----------------------------
                                                 One month    Eleven month
                                 Year-ended        ended          ended       Year-ended
                                December 31,   December 31,   November 30,   December 31,
                                    2001           2000           2000           1999
                                -------------  -------------  -------------  -------------
Shareholder's equity,
  beginning of period             $4,344.6        $4,313.4      $1,385.7       $1,394.5

Comprehensive income:
  Net income                          99.9            12.6         177.2          187.6
  Other comprehensive income
    (loss), net of tax:
      Unrealized gains
      (losses) on securities
      ($32.5, $28.7, $79.4 and
      ($230.2) pretax) (1)            21.2            18.6          51.6         (149.6)
                                  --------        --------      --------       --------
Total comprehensive income           121.1            31.2         228.8           38.0
                                  --------        --------      --------       --------

Capital contributions:
  Cash                                  --              --          73.5             --
  Assets                                --              --          56.0             --
                                  --------        --------      --------       --------
Total capital contributions             --              --         129.5             --
                                  --------        --------      --------       --------

Return of capital                    (11.3)             --            --             --

Other changes                         (0.1)             --           0.8            2.9

Common stock dividends                  --              --         (10.1)         (49.7)

Adjustment for purchase
  accounting                            --              --       2,578.7             --
                                  --------        --------      --------       --------

Shareholder's equity, end of
  period                          $4,454.3        $4,344.6      $4,313.4       $1,385.7
                                  ========        ========      ========       ========

(1)  Net of reclassification adjustments.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
  (Formerly known as Aetna Life Insurance and Annuity Company, a wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)

                                                                          Preacquisition
                                                                  ------------------------------
                                                    One month     Eleven months
                                  Year-ended          ended           ended        Year-ended
                                 December 31,     December 31,    November 30,    December 31,
                                     2001             2000            2000            1999
                                ---------------  ---------------  -------------  ---------------
Cash Flows from Operating
  Activities:
Net income                         $    99.9         $  12.6        $   177.2       $   187.6
Adjustments to reconcile net
  income to net cash (used
  for) provided by operating
  activities:
  Net accretion of discount on
    investments                         (1.2)           (2.7)           (32.6)          (26.5)
  Amortization of deferred
    gain on sale                          --              --             (5.7)           (5.7)
  Net realized capital losses
    (gains)                             21.0            (1.8)            37.2            21.5
  Changes in assets and
    liabilities:
    (Increase) decrease in
       accrued investment
       income                          (13.7)            6.6             (3.1)            0.9
    (Increase) decrease in
       premiums due and other
       receivables                     (95.6)           31.1            (23.7)           23.3
    Decrease (increase) in
       policy loans                     10.3             0.1            (25.4)          (21.8)
    Increase in deferred
       policy acquisition
       costs                          (121.3)          (12.2)          (136.6)         (153.3)
    Decrease in value of
       business acquired                13.9              --               --              --
    Goodwill amortization               61.8              --               --              --
    Net increase (decrease) in
       universal life account
       balances                         17.6            (3.8)            23.8            55.7
    (Decrease) increase in
       other insurance reserve
       liabilities                    (136.3)           (5.3)            85.6           (28.6)
    (Decrease) increase in
       other liabilities and
       other assets                    (67.9)          103.9            (75.2)          (42.5)
    Increase (decrease) in
       income taxes                     89.5           (14.3)            23.1          (259.8)
                                   ---------         -------        ---------       ---------
Net cash (used for) provided
  by operating activities             (122.0)          114.2             44.6          (249.2)
                                   ---------         -------        ---------       ---------
Cash Flows from Investing
  Activities:
  Proceeds from sales of:
    Debt securities available
       for sale                     14,216.7           233.0         10,083.2         5,890.1
    Equity securities                    4.4             1.5            118.4           111.2
    Mortgage loans                       5.2             0.1              2.1             6.1
  Investment maturities and
    collections of:
    Debt securities available
       for sale                      1,121.8            53.7            573.1         1,216.5
    Short-term investments           7,087.3             0.4             59.9            80.6
  Cost of investment purchases
    in:
    Debt securities available
       for sale                    (16,489.8)         (230.7)       (10,505.5)       (7,099.7)
    Equity securities                  (50.0)          (27.8)           (17.6)          (13.0)
    Mortgages debt securities         (242.0)             --               --              --
    Short-term investments          (6,991.1)          (10.0)          (113.1)         (106.0)
  (Increase) decrease in
    property and equipment               7.4             1.9              5.4            (5.7)
  Other, net                            (4.7)            0.3             (4.0)            3.7
                                   ---------         -------        ---------       ---------
Net cash (used for) provided
  by investing activities           (1,334.8)           22.4            201.9            83.8
                                   ---------         -------        ---------       ---------
Cash Flows from Financing
  Activities:
  Deposits and interest
    credited for investment
    contracts                        1,941.5           164.2          1,529.7         2,040.2
  Withdrawals of investment
    contracts                       (1,082.7)         (156.3)        (1,832.6)       (1,680.8)
  Capital contribution from
    HOLDCO                                --              --             73.5              --
  Return of capital                    (11.3)             --               --              --
  Dividends paid to
    Shareholder                           --              --            (10.1)         (255.7)
  Other, net                          (105.0)          (73.6)            22.0           126.7
                                   ---------         -------        ---------       ---------
Net cash provided by (used
  for) financing activities            742.5           (65.7)          (217.5)          230.4
                                   ---------         -------        ---------       ---------
Net (decrease) increase in
  cash and cash equivalents           (714.3)           70.9             29.0            65.0
Effect of exchange rate
  changes on cash and cash
  equivalents                             --              --              2.0              --
Cash and cash equivalents,
  beginning of period                  796.3           725.4            694.4           629.4
                                   ---------         -------        ---------       ---------
Cash and cash equivalents, end
  of period                        $    82.0         $ 796.3        $   725.4       $   694.4
                                   =========         =======        =========       =========
Supplemental cash flow
  information:
  Income taxes (received)
    paid, net                      $   (12.3)        $  20.3        $    39.9       $   316.9
                                   =========         =======        =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ING Life Insurance and Annuity Company ("ILIAC"), formerly known as Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly owned subsidiaries (collectively, the "Company") are providers of financial products and services and investment management services in the United States. The Company has three business segments: Worksite Products, Individual Products and Investment Management Services. On October 1, 1998, the Company sold its individual life insurance business to Lincoln National Corporation ("Lincoln") and accordingly, it is now classified as Discontinued Operations (refer to Note 3).

    On December 13, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect wholly owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and the Aetna International business, for approximately $7.7 billion. The purchase price was comprised of approximately $5.0 billion in cash and the assumption of $2.7 billion of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

    For accounting purposes, the acquisition was recorded as of November 30, 2000 using the purchase method. The effects of this transaction, including the recognition of goodwill, were pushed down and reflected on the financial statements of certain ARSI (a subsidiary of Lion) subsidiaries, including the Company. The Balance Sheet changes related to accounting for this purchase were entirely non-cash in nature and accordingly have been excluded from the pre-acquisition Consolidated Statement of Cash Flow for the eleven months ended November 30, 2000.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $592.0 million and a net increase to liabilities of $310.6 million. Additionally, the Company established goodwill of $2.3 billion. Goodwill was being amortized over a period of 40 years.

    The allocation of the purchase price to assets and liabilities has been subjected to further refinement throughout 2001 as additional information has become available to more precisely estimate the fair values of the Company's respective assets and liabilities at the purchase date. The refinements to the Company's purchase price allocations are as follows:

       The Company completed a full review relative to the assumptions and profit streams utilized in the development of value of business acquired ("VOBA") and determined that certain refinements were necessary. Such refinements resulted in a reduction of VOBA;

       The Company completed the review of the fixed assets that existed at or prior to the acquisition and determined that an additional write down was necessary;

       The Company completed the review of severance actions related to individuals who were employed before or at the acquisition date and determined that an additional severance accrual was necessary;

       The Company completed its valuation of certain benefit plan liabilities and, as a result, reduced those benefit plan liabilities;

       The Company adjusted its reserve for policyholders' funds left with the company in order to conform its accounting policies with those of ING;

       The Company, after giving further consideration to certain exposures in the general market place, determined that a reduction of its investment portfolio carrying value was warranted;

       The Company determined that the establishment of a liability for certain noncancellable operating leases that existed prior to or at the acquisition date but are no longer providing a benefit to the Company's operations, was warranted; and

       The Company determined that the contractual lease payment of one of its operating leases was more than the current market rate, and established a corresponding unfavorable lease liability.

    The net impact of the refinements in purchase price allocations, as described above, resulted in a net decrease to assets, excluding the effects of goodwill, of $236.4 million, a net decrease to liabilities of $59.8 million and a net increase to the Company's goodwill of $176.6 million.

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

    The Worksite Products segment includes annuity contracts that offer a variety of funding and payout options for employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, nonqualified annuity contracts, and mutual funds. Annuity contracts may be deferred or immediate ("payout annuities"). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including mutual funds (both ILIAC and nonaffiliated mutual funds), variable and fixed investment options. Worksite products also include investment advisory services and pension plan administrative services.

    The Individual Products segment includes both deferred and immediate annuity contracts, which may be qualified or nonqualified, that are sold to individuals. These contracts also offer a choice of fixed or variable investment options, including both ILIAC and nonaffiliated mutual funds.

    Investment Management Services provides: investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the ING Series Fund, Inc. (formerly known as the Aetna Series Fund, Inc.), and the ING Variable

    Portfolios, Inc. (formerly known as the Aetna Variable Portfolios, Inc.); distribution services for other company products; and trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

    Discontinued Operations include universal life, variable universal life, traditional whole life and term insurance.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), Aetna Investment Adviser Holding Company, Inc. ("IA Holdco") and Aetna Investment Services, LLC ("AIS"). ILIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly- owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is ultimately owned by ING Groep N.V. (ING). HOLDCO contributed AIS to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999 (refer to Note 2).

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

    Certain reclassifications have been made to 2000 and 1999 financial information to conform to the 2001 presentation.

    NEW ACCOUNTING STANDARD

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activites -- Deferral of the Effective Date of FASB Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 was effective for the Company's financial statements beginning January 1, 2001.

    Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings. (Refer to Note 5).

    The Company utilizes options, interest rate floors and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of the its overall risk management program. (Refer to Note 5). Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions. Therefore, changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

    Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies which underlie the warrants are non-public companies. At December 31, 2001, the estimated value of these warrants was immaterial. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

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

    The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument (refer to Note 5).

    FUTURE ACCOUNTING STANDARD

    ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

    In July 2001, the FASB issued FAS No. 142, Accounting for Goodwill and Intangible Assets. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on the accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standard is expected to result in an increase in net income; however, the Company is still assessing the impact of the new standard. During 2002, the Company will perform the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    INVESTMENTS

    All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value.

    Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the securities' new cost basis by a charge to realized losses in the accompanying consolidated statements of operations. Premiums and discounts are amortized/ accrued utilizing the scientific interest method which results in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage-related securities incorporates a prepayment assumption to estimate the securities expected lives.

    Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses on the sale of invested assets) and other risks, subject to, among other things, principal and interest guarantees. Realized gains and losses on the sale of, as well as unrealized capital gains and losses on, investments supporting these products are reflected in policyholders' funds left with the Company. Realized capital gains and losses on all other investments are reflected on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

    Purchases and sales of debt and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

    Fair values for fixed maturity securities are obtained from independent pricing services or broker/ dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

    The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

    In September 2000, the FASB issued FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with this new standard, general account securities on loan are reflected on the Consolidated Balance Sheet as "Securities pledged to creditors", which includes the following:

                                                            Gross       Gross
December 31, 2001                              Amortized  Unrealized  Unrealized    Fair
(Millions)                                       Cost       Gains       Losses     Value
------------------------------------------------------------------------------------------
Total securities pledged to creditors           $466.9       $1.1        $0.8      $467.2
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                                            Gross       Gross
December 31, 2000                              Amortized  Unrealized  Unrealized    Fair
(Millions)                                       Cost       Gains       Losses     Value
------------------------------------------------------------------------------------------
Debt securities                                 $124.5       $5.3        $3.1      $126.7
Short-term investments                             2.3         --          --         2.3
------------------------------------------------------------------------------------------
Total securities pledged to creditors           $126.8       $5.3        $3.1      $129.0
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

    Total securities pledged to creditors at December 31, 2001 consisted entirely of debt securities.

    Dollar rolls and reverse repurchase agreement transactions are accounted for as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities. These transactions are reported in "Other Liabilities."

    The investment in affiliated mutual funds represents an investment in funds managed by Aeltus Investment Management, Inc. ("Aeltus"), an indirect wholly owned subsidiary of HOLDCO. Funds managed by ILIAC and subadvised by outside investment advisers, and funds managed by ING Pilgrim Investments, LLC, and is carried at fair value.

    Mortgage loans on real estate are reported at amortized cost less a valuation allowance. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of the impaired loans is reduced by establishing a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

    Policy loans are carried at unpaid principal balances, net of impairment reserves.

    Short-term investments, consisting primarily of money market instruments and other debt issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

    The Company's use of derivatives is limited to hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses (Refer to Note 5).

    On occasion, the Company sells call options written on underlying securities which are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.

    GOODWILL

    Goodwill, which represents the excess of cost over the fair value of net assets acquired, was amortized on a straight-line basis over 40 years. Refer to "Future Accounting Standard" within Note 1 for related information regarding the accounting for goodwill.

    DEFERRED POLICY ACQUISITION COSTS

    Certain costs of acquiring certain insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For certain annuity and pension contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity and pension contracts).

    Periodically, modifications may be made to deferred annuity contract features, such as shortening the surrender charge period, waiving the surrender charge, or changing the mortality and expense fees. Unamortized deferred policy acquisition costs associated with these modified contracts are not written off, but rather, continue to be associated with the original block of business to which these costs were previously recorded. Such costs are amortized based on revised estimates of expected gross profits based upon the contract after the modification.

    Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

    VALUE OF BUSINESS ACQUIRED

    VOBA is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts). VOBA is written off to the extent that it is determined that gross profits are not adequate to recover the asset.

    Activity for the year-ended December 31, 2001 within VOBA was as follows:

(Millions)
--------------------------------------------------------
Balance at December 31, 2000                   $ 1,780.9
Adjustment of allocation of purchase price        (165.3)
Additions                                           90.0
Interest accrued at 7%                             110.0
Amortization                                      (213.8)
--------------------------------------------------------
Balance at December 31,2001                    $ 1,601.8
--------------------------------------------------------
--------------------------------------------------------

    The estimated amount of VOBA to be amortized, net of interest, over the next five years is $81.1 million, $95.5 million, $103.3 million, $96.6 million and $89.5 million for the years 2002, 2003, 2004, 2005 and 2006, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

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

    Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 2.0% to 9.5% for all years presented. Investment yield is based on the Company's experience.

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

    Policyholders' funds left with the Company include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.0% to 14.0% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115 for experience-rated contracts. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

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

    Separate Accounts assets are carried at fair value. At December 31, 2001 and 2000, unrealized gains of $10.8 million and of $9.5 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

    Separate Accounts liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.0% to 14.0% in 2001 and 3.8% to 14.0% in 2000.

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

    REINSURANCE

    The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets. Of the reinsurance recoverable on the Consolidated Balance Sheets, $3.0 billion at both December 31, 2001 and 2000 is related to the reinsurance recoverable from Lincoln arising from the sale of the Company's domestic life insurance business (refer to Note 3).

    INCOME TAXES

    The Company files a consolidated federal income tax return with its subsidiary IICA. The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.  RECENT DEVELOPMENTS

    CONTRIBUTIONS OF AIS AND IA HOLDCO FROM HOLDCO

    On June 30, 2000, HOLDCO contributed AIS to the Company. AIS is registered with the Securities and Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. It is also registered with the appropriate state securities authorities as a broker/dealer and is a Registered Investment Advisor. The principal operation of AIS is acting as underwriter for ILIAC's manufactured products, as well as the sale of fixed and variable annuities and mutual funds through its registered representatives.

    On July 1, 1999, HOLDCO contributed IA Holdco to the Company. The primary operating subsidiary of IA Holdco is Aeltus which has two wholly-owned operating subsidiaries: Aeltus Capital, Inc. ("ACI"), a broker dealer, and Aeltus Trust Company ("ATC"), a limited purpose banking entity. Aeltus is a registered investment advisor under the Investment Advisers Act of 1940 and provides investment advisory services to institutional and retail clients on a fee-for-service basis. In addition, Aeltus, through its ACI subsidiary, serves as underwriter to the ING Series Fund, Inc. (formerly known as the Aetna Series Fund, Inc.), and the ING Variable Portfolios, Inc. (formerly known as the Aetna Variable Portfolios, Inc.),and provides distribution services for other Company products. Aeltus' ATC subsidiary provides trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian (refer to Note 16).

3.  DISCONTINUED OPERATIONS--INDIVIDUAL LIFE INSURANCE

    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance recoverable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117 million, of which $57.7 million was deferred and was being recognized over approximately 15 years. The remaining portion of the gain was recognized immediately in net income and was largely attributed to access to the agency sales force and brokerage distribution channel. Approximately $5.7 million (after tax) of amortization related to the deferred gain was recognized in both 2000 and 1999. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $12.9 million (after tax) to $65.4 million at December 31, 1999.

    In conjunction with the accounting for the 2000 acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain, which was previously part of other liabilities, was written off (Refer to Note 1).

    The operating results of the domestic individual life insurance business are presented as Discontinued Operations. Premiums ceded and reinsurance recoveries made for domestic individual life insurance in 2001 totaled $334.9 million and $363.7 million, in 2000 totaled

    $419.1 million and $416.1 million, and in 1999 totaled $476.5 million and $513.4 million, respectively.

4.  INVESTMENTS

    Debt securities available for sale as of December 31 were as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   2001 (Millions)                   Cost       Gains       Losses       Value
   ------------------------------------------------------------------------------
   U.S. government and government
     agencies and authorities      $  391.0     $ 11.0      $ 4.2      $   397.8

   States, municipalities and
     political subdivisions           173.7        7.7         --          181.4

   U.S. corporate securities:
       Public utilities               268.5        6.5        7.9          267.1
       Other corporate securities   6,138.8      203.0       62.6        6,279.2
   ------------------------------------------------------------------------------
     Total U.S. corporate
       securities                   6,407.3      209.5       70.5        6,546.3
   ------------------------------------------------------------------------------

   Foreign securities:
       Government                     153.2        5.2        0.9          157.5
   ------------------------------------------------------------------------------
     Total foreign securities         153.2        5.2        0.9          157.5
   ------------------------------------------------------------------------------

   Mortgage-backed securities       4,513.3       90.1       15.9        4,587.5

   Other asset-backed securities    2,077.6       67.1        8.1        2,136.6
   ------------------------------------------------------------------------------
   Total debt securities,
     including debt securities
     pledged to creditors          13,716.1      390.6       99.6       14,007.1

   Less: Debt securities pledged
     to creditors                     466.9        1.1        0.8          467.2
   ------------------------------------------------------------------------------

   Debt securities                 $13,249.2    $389.5      $98.8      $13,539.9
   ------------------------------------------------------------------------------
   ------------------------------------------------------------------------------

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   2000 (Millions)                   Cost       Gains       Losses      Value
   -----------------------------------------------------------------------------
   U.S. government and government
     agencies and authorities      $  920.8     $ 34.3      $  2.1    $   953.0

   States, municipalities and
     political subdivisions             0.3         --          --          0.3

   U.S. corporate securities:
       Public utilities               282.2       13.8         6.2        289.8
       Other corporate securities   4,643.5       86.1       128.3      4,601.3
   -----------------------------------------------------------------------------
     Total U.S. corporate
       securities                   4,925.7       99.9       134.5      4,891.1
   -----------------------------------------------------------------------------
   Foreign securities:
       Government, including
         political subdivisions       384.7       23.9         4.3        404.3
       Utilities                      122.9       18.6          --        141.5
       Other                           31.2         --         9.3         21.9
   -----------------------------------------------------------------------------
     Total foreign securities         538.8       42.5        13.6        567.7
   -----------------------------------------------------------------------------

   Mortgage-backed securities       4,105.2      125.8        35.4      4,195.6

   Other asset-backed securities      753.7       13.4         3.4        763.7
   -----------------------------------------------------------------------------
   Total debt securities,
     including debt securities
     pledged to creditors          11,244.5      315.9       189.0     11,371.4

   Less: Debt securities pledged
     to creditors                     124.5        5.3         3.1        126.7
   -----------------------------------------------------------------------------

   Debt securities                 $11,120.0    $310.6      $185.9    $11,244.7
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

    At December 31, 2001 and 2000, net unrealized appreciation of $291.0 million and $126.9 million, respectively, on available-for-sale debt securities including debt securities pledged to creditors included $233.0 million and $92.9 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in policyholders' funds left with the Company.

    The amortized cost and fair value of total debt securities for the year-ended December 31, 2001 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                             Amortized    Fair
   (Millions)                                  Cost       Value
   --------------------------------------------------------------
   Due to mature:
     One year or less                        $  160.0   $   162.1
     After one year through five years        2,333.1     2,387.5
     After five years through ten years       2,374.7     2,398.8
     After ten years                          2,257.4     2,334.6
     Mortgage-backed securities               4,513.3     4,587.5
     Other asset-backed securities            2,077.6     2,136.6
   Less: Debt securities pledged to
     creditors                                  466.9       467.2
   --------------------------------------------------------------
   Debt securities                           $13,249.2  $13,539.9
   --------------------------------------------------------------
   --------------------------------------------------------------

    At December 31, 2001 and 2000, debt securities with carrying values of $9.0 million and $8.6 million, respectively, were on deposit as required by regulatory authorities.

    The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2001.

    Included in the Company's total debt securities were residential collateralized mortgage obligations ("CMOs") supporting the following:

                                          2001                 2000
                                   -------------------  -------------------
                                   Amortized    Fair    Amortized    Fair
   (Millions)                        Cost      Value      Cost      Value
   ------------------------------------------------------------------------
   Total residential CMOs (1)      $1,830.5   $1,891.7  $1,606.6   $1,660.7
   ------------------------------------------------------------------------
   ------------------------------------------------------------------------
   Percentage of total:
     Supporting experience rated
       products                                   84.2%                80.6%
     Supporting remaining
       products                                   15.8%                19.4%
   ------------------------------------------------------------------------
                                                 100.0%               100.0%
   ------------------------------------------------------------------------
   ------------------------------------------------------------------------

 (1) At December 31, 2001 and 2000, approximately 80% and 84%, respectively, of the Company's residential CMO holdings were backed by government agencies such as GNMA, FNMA, and FHLMC.

    There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 2001 and 2000, approximately 3% and 2%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest-only or principal-only strips).

    Investments in equity securities as of December 31 were as follows:

   (Millions)                                2001    2000
   -------------------------------------------------------
   Amortized Cost                            $52.2  $120.8
   Gross unrealized gains                      4.5     6.0
   Gross unrealized losses                     6.4     9.9
   -------------------------------------------------------
   Fair value                                $50.3  $116.9
   -------------------------------------------------------
   -------------------------------------------------------

    Beginning in April 2001, the Company entered into dollar roll and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities by the Company and an agreement to repurchase substantially the same securities as those sold, typically within one month. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and are reported within "Other Liabilities" on the Consolidated Balance Sheets. The repurchase obligation totaled $1.0 billion at December 31, 2001. Such borrowings averaged approximately $882.1 million from April through December 2001 and were collateralized by investment securities with fair values approximately equal to loan value. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2001. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

5.  FINANCIAL INSTRUMENTS

    ESTIMATED FAIR VALUE

    The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2001 and 2000 were as follows:

                                           2001                 2000
                                   --------------------  -------------------
                                   Carrying     Fair     Carrying     Fair
   (Millions)                        Value      Value      Value     Value
   -------------------------------------------------------------------------
   Assets:
     Mortgage loans                $   241.3  $   247.7  $     4.6  $    4.5
   Liabilities:
     Investment contract
       liabilities:
       With a fixed maturity         1,021.7      846.5    1,041.0     982.3
       Without a fixed maturity     11,114.1   10,624.3   10,084.6   9,549.9
   -------------------------------------------------------------------------

    Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

    The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

    MORTGAGE LOANS: The fair values for commercial mortgages are estimated using a discounted cash flow approach. Commercial loans in good standing are discounted using interest rates determined by U.S. Treasury yields on each December 31 and spreads required on new loans with similar characteristics. The amortizing features of all loans are incorporated into the valuation. Where data on option features was available, option values were determined using a binomial valuation method and were incorporated into the mortgage valuation.

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    INTEREST RATE FLOORS

    Interest rate floors are used to manage the interest rate risk in the Company's bond portfolio. Interest rate floors are purchased contracts that provide the Company with an annuity in a declining interest rate environment. The Company had no open interest rate floors at December 31, 2001 or 2000.

    FOREIGN EXCHANGE SWAPS

    Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2001 were $25.0 million, $0.7 and $0.7 million, respectively.

    WARRANTS

    Included in common stocks are warrants which are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period. The carrying values and estimated fair values of the Company's warrants to purchase equity securities at December 31, 2001 and 2000 were both $0.3 million.

    OPTIONS

    The Company earned $1.1 million of investment income for writing call options on underlying securities for the year-ended December 31, 2000. For the year-ended December 31, 2001 the Company earned no investment income for writing call options on underlying securities. At December 31, 2001 and 2000, there were no option contracts outstanding.

    EMBEDDED DERIVATIVES

    The Company also had investments in certain debt instruments that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within such securities as of December 31, 2001 was ($15.5) million.

6.  NET INVESTMENT INCOME

    Sources of net investment income were as follows:

                                                                             Preacquisition
                                                                     ------------------------------
                                                       One month     Eleven months
                                     Year-ended          ended           ended        Year-ended
                                    December 31,     December 31,    November 30,    December 31,
   (Millions)                           2001             2000            2000            1999
   ------------------------------------------------------------------------------------------------
   Debt securities                     $887.2            $70.3          $768.9          $823.3
   Nonredeemable preferred stock          1.5              1.8             9.5            17.1
   Investment in affiliated
     mutual funds                         7.2              0.5             2.1             2.4
   Mortgage loans                         5.9              0.1             0.5             1.1
   Policy loans                           8.9              0.7             7.9             7.7
   Cash equivalents                      18.2              4.4            50.3            39.0
   Other                                 15.9              2.6            13.1            15.3
   ------------------------------------------------------------------------------------------------
   Gross investment income              944.8             80.4           852.3           905.9
   Less: investment expenses            (56.4)            (1.8)          (18.5)          (19.6)
   ------------------------------------------------------------------------------------------------
   Net investment income               $888.4            $78.6          $833.8          $886.3
   ------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------

    Net investment income includes amounts allocable to experience-rated contractholders of $704.2 million for the year-ended December 31, 2001 and $55.9 million and $622.2 million for the one month and eleven month periods ended December 31, 2000 and November 30, 2000, respectively, and
    $659.6 million for the year-ended December 31, 1999. Interest credited to contractholders is included in current and future benefits.

7.  DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

    The Company paid $10.1 million and $255.7 million in cash dividends to HOLDCO in 2000 and 1999, respectively. Of the $255.7 million paid in 1999, $206.0 million was accrued for in 1998. For the year-ended December 31, 2001, the Company did not pay any cash dividends to HOLDCO.

    The Company did not receive any capital contributions in 2001 and 1999. In 2000, the Company received capital contributions of $73.5 million in cash and $56.0 million in assets from HOLDCO.

    In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to the its parent in 2001 without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction continues for a two year period from the date of the sale.

    The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted accounting principles. Statutory net (loss) income was $(92.3) million, $100.6 million and $133.9 million for the years-ended December 31, 2001, 2000, and 1999, respectively. Statutory capital and surplus was $826.2 million and $931.1 million as of December 31, 2001 and 2000, respectively.

    As of December 31, 2001, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

    For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of December 31, 2001 was a decrease of $12.5 million.

8.  CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

    Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital (losses) gains on investments were as follows:

                                                                             Preacquisition
                                                                     ------------------------------
                                                       One month     Eleven months
                                     Year-ended          ended           ended        Year-ended
                                    December 31,     December 31,    November 30,    December 31,
   (Millions)                           2001             2000            2000            1999
   ------------------------------------------------------------------------------------------------
   Debt securities                     $(20.6)           $1.2           $(36.3)         $(23.6)
   Equity securities                     (0.4)            0.6             (0.9)            2.1
   ------------------------------------------------------------------------------------------------
   Pretax realized capital
     (losses) gains                    $(21.0)           $1.8           $(37.2)         $(21.5)
   ------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------
   After-tax realized capital
     (losses) gains                    $(13.7)           $1.3           $(24.3)         $(14.0)
   ------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------

    Net realized capital gains (losses) of $117.0 million, $(16.8) million and $(36.7) million for 2001, 2000, and 1999, respectively, allocable to experience-rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in Policyholders' funds left with the Company. Net unamortized gains allocable to experienced-rated contractholders were $172.7 million and $45.1 million at December 31, 2001 and 2000, respectively.

    Proceeds from the sale of total debt securities and the related gross gains and losses were as follows:

                                                                             Preacquisition
                                                                     ------------------------------
                                                       One month     Eleven months
                                     Year-ended          ended           ended        Year-ended
                                    December 31,     December 31,    November 30,    December 31,
   (Millions)                           2001             2000            2000            1999
   ------------------------------------------------------------------------------------------------
   Proceeds on sales                  $14,216.7         $233.0         $10,083.2       $5,890.1
   Gross gains                             57.0            1.2               2.5           10.5
   Gross losses                            77.6             --              38.8           34.1
   ------------------------------------------------------------------------------------------------

    Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors and excluding those related to experience-rated contractholders) were as follows:

   (Millions)                           2001    2000    1999
   -----------------------------------------------------------
   Debt securities                      $24.0  $ 92.1  $(199.2)
   Equity securities                      2.0    (5.5)    (3.4)
   Other                                  6.5    21.5    (27.6)
   -----------------------------------------------------------
     Subtotal                            32.5   108.1   (230.2)
   Increase (decrease) in deferred
     income taxes (Refer to Note 10)     11.3    37.9    (80.6)
   -----------------------------------------------------------
   Net changes in accumulated other
     comprehensive income (loss)        $21.2  $ 70.2  $(149.6)
   -----------------------------------------------------------
   -----------------------------------------------------------

    Net unrealized capital gains allocable to experience-rated contracts of $233.0 million and $92.9 million at December 31, 2001 and 2000, respectively, are reflected on the Consolidated Balance Sheets in Policyholders' funds left with the Company and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive income (loss), which is net of amounts allocable to experience-rated contractholders, at December 31:

   (Millions)                           2001   2000    1999
   ---------------------------------------------------------
   Net unrealized capital gains
     (losses):
     Debt securities                    $58.0  $34.0  $(58.1)
     Equity securities                   (1.9)  (3.9)    1.6
     Other                               15.6    9.1   (12.4)
   ---------------------------------------------------------
                                         71.7   39.2   (68.9)
   Deferred income taxes (Refer to
     Note 10)                            25.1   13.8   (24.1)
   ---------------------------------------------------------
   Net accumulated other comprehensive
     income (loss)                      $46.6  $25.4  $(44.8)
   ---------------------------------------------------------
   ---------------------------------------------------------

    Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated contractholders) were as follows:

   (Millions)                            2001   2000    1999
   -----------------------------------------------------------
   Unrealized holding gains (losses)
     arising during the year (1)        $  8.3  $70.0  $(146.3)
   Less: reclassification adjustment
     for (losses) gains and other
     items included in net income (2)    (12.9)  (0.1)     3.3
   -----------------------------------------------------------
   Net unrealized gains (losses) on
     securities                         $ 21.2  $70.1  $(149.6)
   -----------------------------------------------------------
   -----------------------------------------------------------

 (1) Pretax unrealized holding gains (losses) arising during the year were $12.7 million, $108.0 million and $(225.2) million for 2001, 2000, and 1999, respectively.
 (2) Pretax reclassification adjustments for (losses) gains and other items included in net income were $(19.8) million, $(0.1) million and $5.0 million for 2001, 2000, and 1999, respectively.

9.  SEVERANCE AND FACILITIES CHARGES

    In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas, of which the Company is a part, in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $29.2 million pretax. The severance portion of this charge ($28.4 million pretax) is based on a plan to eliminate 580 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($.8 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual obligation.

    In December 2000, the Company, in accounting for its acquisition by ING, established a severance liability related to actions taken or expected to be taken with respect to the integration of the Company's and ING's businesses. Subsequent to the date of the acquisition, the Company completed a full review of severance actions related to individuals who were employed before or at the acquisition date and determined that certain refinements in the allocation of the purchase price to the severance liability were necessary. Activity for the year-ended December 31, 2001 within this severance liability and positions eliminated related to such actions were as follows:

   (Millions)                                Severance Liability  Positions
   ------------------------------------------------------------------------
   Balance at December 31, 2000                     $10.7             175
   Actions taken                                     (8.4)           (101)
   Allocation of purchase price:
     Additions                                        5.2              58
     Attrition                                       (3.3)           (101)
     Refinements                                      1.0              --
   ------------------------------------------------------------------------
   Balance at December 31, 2001                     $ 5.2              31
   ------------------------------------------------------------------------
   ------------------------------------------------------------------------

    Severance actions related to the liability established in December 2000 are expected to be substantially complete by March 31, 2002.

10. INCOME TAXES

    The Company files a consolidated federal income tax return with IICA. The Company has a tax allocation agreement with IICA whereby the Company charges its subsidiary for taxes it would have incurred were it not a member of the consolidated group and credits the member for losses at the statutory tax rate.

    Income taxes from continuing operations consist of the following:

                                                                             Preacquisition
                                                                     ------------------------------
                                                       One month     Eleven months
                                     Year-ended          ended           ended        Year-ended
                                    December 31,     December 31,    November 30,    December 31,
   (Millions)                           2001             2000            2000            1999
   ------------------------------------------------------------------------------------------------
   Current taxes (benefits):
     Federal                           $  3.2            $ 9.4          $  5.3          $ 64.3
     State                                2.2              0.2             2.6             2.5
     Net realized capital gains
       (losses)                          16.1              0.3           (11.5)          (20.1)
   ------------------------------------------------------------------------------------------------
   Total current taxes (benefits)        21.5              9.9            (3.6)           46.7
   ------------------------------------------------------------------------------------------------
   Deferred taxes (benefits):
     Federal                             89.3             (4.3)           83.2            31.3
     Net realized capital
       (losses) gains                   (23.4)             0.3            (1.5)           12.6
   ------------------------------------------------------------------------------------------------
   Total deferred taxes
     (benefits)                          65.9             (4.0)           81.7            43.9
   ------------------------------------------------------------------------------------------------
   Total                               $ 87.4            $ 5.9          $ 78.1          $ 90.6
   ------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------

    Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                             Preacquisition
                                                                     ------------------------------
                                                       One month     Eleven months
                                     Year-ended          ended           ended        Year-ended
                                    December 31,     December 31,    November 30,    December 31,
   (Millions)                           2001             2000            2000            1999
   ------------------------------------------------------------------------------------------------
   Income from continuing
     operations before income
     taxes                             $187.3            $18.5          $249.6          $272.5
   Tax rate                               35%              35%             35%             35%
   ------------------------------------------------------------------------------------------------
   Application of the tax rate           65.6              6.4            87.4            95.4
   Tax effect of:
     State income tax, net of
       federal benefit                    1.4              0.1             1.7             1.6
     Excludable dividends                (1.8)            (0.9)          (12.6)           (6.1)
     Goodwill amortization               21.6               --              --              --
     Other, net                           0.6              0.3             1.6            (0.3)
   ------------------------------------------------------------------------------------------------
   Income taxes                        $ 87.4            $ 5.9          $ 78.1          $ 90.6
   ------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

   (Millions)                                 2001     2000
   ----------------------------------------------------------
   Deferred tax assets:
     Deferred policy acquisition costs       $  11.7  $  44.8
     Insurance reserves                        286.9    306.3
     Unrealized gains allocable to
       experience rated contracts               81.5     32.5
     Investment losses                          36.7      9.0
     Postretirement benefits other than
       pensions                                  6.1      5.8
     Deferred compensation                      72.2     65.6
     Other                                      29.1     21.1
   ----------------------------------------------------------
   Total gross assets                          524.2    485.1
   ----------------------------------------------------------

   Deferred tax liabilities:
     Value of business acquired                558.5    623.3
     Market discount                             4.6      4.9
     Net unrealized capital gains              106.6     46.3
     Depreciation                                5.1      4.4
     Sale of individual life insurance
       business                                   --     15.1
     Excludable dividends                         --      5.0
     Other                                       3.1     34.1
   ----------------------------------------------------------
   Total gross liabilities                     677.9    733.1
   ----------------------------------------------------------
   Net deferred tax liability                $(153.7) $(248.0)
   ----------------------------------------------------------
   ----------------------------------------------------------

    Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 2001 and 2000, no valuation allowance was required for unrealized capital gains and losses.

    The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 2001. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

    The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company through 1997. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service has commenced its examinations for the years 1998 through 2000.

11. BENEFIT PLANS

    Prior to December 31, 2001, ILIAC, in conjunction with ING, had a qualified defined benefit pension plan covering substantially all employees ("Transition Pension Plan"). The Transition Pension Plan provided pension benefits based on a cash balance formula, which credited employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. Contributions were determined using the Projected Unit Credit Method and were limited to the amounts that are tax-deductible. The accumulated benefit obligation and plan assets were recorded by ILIAC. As of the measurement date (i.e., January 1, 2001), fair value of plan assets exceeded projected benefit obligations.

    As of December 31, 2001, the Transition Pension Plan merged into the ING Americas Retirement Plan ("ING Pension Plan"), which is sponsored by ING North America Insurance Corporation ("ING North America"), an affiliate of ILIAC. The ING Pension Plan covers substantially all U.S. employees. Accordingly, the Company transferred $17.4 million of net assets ($11.3 million after tax) related to the movement of the Transition Pension Plan to ING North America. The Company reported this transfer of net assets as a $11.3 million reduction in paid in capital. The new plan's benefits are based on years of service and the employee's average annual compensation during the last five years of employment. Contributions are determined using the Projected Unit Credit Method and are limited to the amounts that are tax-deductible.

    Prior to December 31, 2001, ILIAC, in conjunction with ING, had a non-qualified defined benefit pension plan covering certain eligible employees. The plan provided pension benefits based on a cash balance formula, which credited employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. As of December 31, 2001, ILIAC, in conjunction with ING, established a non-qualified defined benefit pension plan providing benefits to certain eligible employees based on years of service and the employee's average annual compensation during the last five years of employment. Contributions are determined using the Projected Unit Credit Method. The unfunded accumulated benefit obligation is recorded by ILIAC.

    In addition to providing pension benefits, ILIAC, in conjunction with ING, provides certain health care and life insurance benefits for retired employees. Retirees are generally required to contribute to the plans based on their years of service with the Company. The costs to the Company associated with the former Aetna postretirement plans for 2001, 2000, and 1999 were $0.6 million, $1.2 million and $2.1 million, respectively.

    ILIAC, in conjunction with ING, also has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings. As of the measurement date (i.e. January 1, 2001), the unfunded projected benefit obligation is recorded by the Company. The costs to the Company associated with the agents non-qualified pension plan for 2001, 2000, and 1999 were $6.6 million, $3.5 million and $3.3 million, respectively.

    The Company, in conjunction with ING, also provides certain postretirement health care and life insurance benefits for certain agents. The costs to the Company associated with the agents' postretirement plans for 2001, 2000, and 1999 were $0.5 million, $1.4 million and $2.1 million, respectively.

    ILIAC, in conjunction with ING, also has a Savings Plan. Substantially all employees are eligible to participate in the savings plan under which designated contributions, which may be invested in a variety of financial instruments, are matched up to 5% of compensation by ING. Pretax charges to operations for the former Aetna incentive savings plan were $11.0 million, $9.0 million and $7.7 million in 2001, 2000, and 1999, respectively.

    ILIAC, in conjunction with former Aetna, had a stock incentive plan that provided for stock options, deferred contingent common stock or equivalent cash awards or restricted stock to employees. Certain executive, middle management and non-management employees were granted options to purchase common stock of former Aetna at or above the market price on the date of grant. Options generally became 100% vested three years after the grant was made, with one-third of the options vesting each year. The former Aetna did not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. In addition, executives were, from time to time, granted incentive units which were rights to receive common stock or an equivalent value in cash. The sale of the Company to ING AIH by former Aetna caused all outstanding stock options to vest immediately.

    The costs to the Company associated with the former Aetna stock plans for 2001, 2000, and 1999, were $1.8 million, $2.7 million and $0.4 million, respectively.

    Effective January 1, 1998, Aeltus established an additional deferred incentive compensation plan, designed to attract, retain and incent key members of Aeltus. The plan had a five year vesting period. Payments under the plan were conditioned upon continued employment and were based upon an imputed share price of Aeltus at the end of the vesting period. The plan value was determined annually and the cost of the plan was expensed ratably over the vesting period. A change in control at Aeltus, as defined in the plan, would cause immediate full vesting of all outstanding shares. The purchase of Aetna Inc. by ING in 2000 met this definition. As a result, all outstanding shares became fully vested based on Aeltus's imputed value at the date of the sale and were subsequently paid out in early 2001. The appropriate annual share of the cost of the plan, including the additional cost in 2000 associated with this full vesting, has been reflected in salaries and related benefits in the Consolidated Statements of Income for each of the years-ended December 31, 1999 and 2000, respectively. In 2001, a new deferred compensation plan was developed with attributes similar to those in the previous plans. The costs reflected in the Consolidated Financial Statements associated with Aeltus' new deferred incentive compensation plan for 2001 was $4.1 million. The costs for its former deferred incentive compensation plan for 2000 and 1999 were, $42.2 million and $4.7 million, respectively.

12. RELATED PARTY TRANSACTIONS

    INVESTMENT ADVISORY AND OTHER FEES

    ILIAC and Aeltus serve as investment advisors and administrators to the Company's mutual funds and variable funds (collectively, the Funds). Company mutual funds pay Aeltus or ILIAC, as investment advisor or administrator, a daily fee which, on an annual basis, ranged, depending on the fund, from 0.33% to 1.15% of their average daily net assets. All of the funds managed by ILIAC and certain of the funds managed by Aeltus are subadvised by investment advisors, in which case, Aeltus or ILIAC pays a subadvisory fee to the investment advisors. The Company is also compensated by the Separate Accounts (variable funds) for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the Separate Accounts pay the Company a daily fee, which, on an annual basis is, depending on the product, up to 3.40% of their average daily net assets. The amount of compensation and fees received from the Company mutual funds and Separate Accounts, included in charges assessed against policyholders and other income, amounted to $421.7 million, $506.3 million and $424.2 million in 2001, 2000, and 1999, respectively.

    RECIPROCAL LOAN AGREEMENT

    ILIAC maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires in April, 2011, ILIAC and ING AIH can borrow up to 3% of ILIAC's statutory admitted assets as of the preceding December 31 from one another. Interest on any ILIAC borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.1 million and earned interest income of $3.3 million for the year-ended December 31, 2001. At December 31, 2001, ILIAC had
    $191.1 million of receivables and no outstanding borrowings from ING AIH under this agreement.

    CAPITAL TRANSACTIONS

    In 2000, the Company received capital contributions in the form of cash and assets of $73.5 million, and $56.0 million, respectively from HOLDCO. The Company received no capital contributions in 1999 or 2001.

    Refer to Note 7 for dividends paid to HOLDCO. Refer to Note 11 for a discussion related to a return of capital to ING AIH.

    OTHER

    Premiums due and other receivables include $1.0 million and $4.7 million due from affiliates in 2001 and 2000, respectively. Other liabilities include $0.6 million and $4.1 million due to affiliates for 2001 and 2000, respectively.

    Former Aetna transferred to the Company $0.4 million and $0.8 million for the years 2000 and 1999, respectively, based on former Aetna's decision not to settle state tax liabilities as permitted under the tax sharing arrangement, which is reported in other changes in retained earnings. There was no transfer of funds from former Aetna to the Company to settle state tax liabilities for the year 2001.

    Certain administrative and support functions of the Company are provided by former Aetna and its affiliates for a specified transition period. At the end of the transition period, these functions will be provided by ING affiliates. The financial statements reflect allocated charges for these services based upon measures appropriate for the type and nature of the service provided.

13. REINSURANCE

    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders (Refer to Note 3).

    Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 was reinsured externally. Beginning November 1, 1997, 90% of new business written on these products was reinsured externally. Effective October 1, 1998 this agreement was assigned from the third party reinsurer to Lincoln.

    Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), (formerly an affiliate of the Company), in which substantially all of the nonparticipating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual life insurance business, with the exception of certain supplemental contracts with reserves of $70.5 million and $74.9 million as of December 31, 2001 and 2000, respectively, was sold to Lincoln (refer to Note 3).

    On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life, (formerly an affiliate of the Company) for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $24.1 million and $29.2 million were maintained for this contract as of December 31, 2001 and 2000, respectively.

    The following table includes premium amounts ceded/assumed.

                                           Ceded to    Assumed
                                   Direct    Other    from Other    Net
   (Millions)                      Amount  Companies  Companies    Amount
   -----------------------------------------------------------------------

               2001
   ------------------------------
   Premiums:
     Discontinued Operations       $301.2   $315.0      $13.8          --
     Accident and Health
       Insurance                     4.5       4.5         --          --
     Annuities                     112.3      (1.3)       0.6      $114.2
   -----------------------------------------------------------------------
       Total earned premiums       $418.0   $318.2      $14.4      $114.2
   -----------------------------------------------------------------------
   -----------------------------------------------------------------------

               2000
   ------------------------------
   Premiums:
     Discontinued Operations       $366.6   $382.4      $15.8          --
     Accident and Health
       Insurance                    15.2      15.2         --          --
     Annuities                     160.4       7.1        0.9      $154.2
   -----------------------------------------------------------------------
       Total earned premiums       $542.2   $404.7      $16.7      $154.2
   -----------------------------------------------------------------------
   -----------------------------------------------------------------------

               1999
   ------------------------------
   Premiums:
     Discontinued Operations       $460.1   $478.0      $17.9          --
     Accident and Health
       Insurance                    33.4      33.4         --          --
     Annuities                     111.5       4.9        0.9      $107.5
   -----------------------------------------------------------------------
       Total earned premiums       $605.0   $516.3      $18.8      $107.5
   -----------------------------------------------------------------------
   -----------------------------------------------------------------------

    The Company had $35.9 billion, $38.9 billion and $43.4 billion of life insurance in force at December 31, 2001, 2000 and 1999, respectively. Substantially all life insurance in force at December 31, 2001, 2000 and 1999 was ceded to Lincoln.

14. SEGMENT INFORMATION

    Summarized financial information for the Company's principal operations was as follows:

                                                           Investment
   Year-ended December 31,      Worksite     Individual    Management
   2001 (Millions)            Products (1)  Products (1)  Services (1)  Other (1)    Total
   -----------------------------------------------------------------------------------------
   Revenues from external
     customers                 $   432.1      $  151.1       $119.6     $  (35.2)  $   667.6
   Net investment income           788.9          99.0          1.7         (1.2)      888.4
   -----------------------------------------------------------------------------------------
   Total revenue excluding
     net realized capital
     gains (losses)            $ 1,221.0      $  250.1       $121.3     $  (36.4)  $ 1,556.0
   -----------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------
   Amortization of deferred
     policy acquisition
     costs and value of
     business acquired         $    59.7      $   41.4           --     $   10.9   $   112.0
   -----------------------------------------------------------------------------------------
   Income taxes (benefits)     $    70.1      $   16.6       $ 15.7     $  (15.0)  $    87.4
   -----------------------------------------------------------------------------------------
   Operating earnings (2)      $   150.4      $   24.3       $ 27.4     $  (88.5)  $   113.6
   Net realized capital
     gains (losses), net of
     tax                           (20.2)          6.4          0.1           --       (13.7)
   -----------------------------------------------------------------------------------------
   Income (loss) from
     continuing operations         130.2          30.7         27.5        (88.5)       99.9
   -----------------------------------------------------------------------------------------
   Net income (loss)           $   130.2      $   30.7       $ 27.5     $  (88.5)  $    99.9
   -----------------------------------------------------------------------------------------
   -----------------------------------------------------------------------------------------
   Segment assets (3)          $41,695.7      $8,432.0       $ 82.1     $2,983.3   $53,193.1
   -----------------------------------------------------------------------------------------
   Expenditures for
     long-lived assets (4)            --            --           --     $    6.3   $     6.3
   -----------------------------------------------------------------------------------------
   Balance of long-lived
     assets                           --            --           --     $   33.1   $    33.1
   -----------------------------------------------------------------------------------------

 (1) Worksite Products include deferred annuity contracts that fund defined contribution and deferred compensation plans; immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to defined contribution plans and deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit response guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans (Refer to Notes 1 and 2). Other includes consolidating adjustments, amortization of goodwill, ING corporate expense, restructuring charges, and taxes not allocated back to the segments.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3)  Segment assets exclude goodwill.
 (4) Expenditures of long-lived assets represent additions to property and equipment not allocable to business.

                                                           Investment
   Year-ended December 31,      Worksite     Individual    Management     Discontinued
   2000 (Millions)            Products (1)  Products (1)  Services (1)   Operations (1)    Other (1)    Total
   -------------------------------------------------------------------------------------------------------------
   Revenues from external
     customers                 $   576.7      $  115.4       $138.2               --        $(53.0)   $   777.3
   Net investment income           793.6         112.2          2.8               --           3.8        912.4
   -------------------------------------------------------------------------------------------------------------
   Total revenue excluding
     net realized capital
     gains (losses)            $ 1,370.3      $  227.6       $141.0               --        $(49.2)   $ 1,689.7
   -------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------
   Amortization of deferred
     policy acquisition
     costs and value of
     business acquired         $    68.3      $   47.3       $   --               --        $ 11.3    $   126.9
   -------------------------------------------------------------------------------------------------------------
   Income taxes (benefits)     $    74.6      $   16.6       $  9.0               --        $(16.2)   $    84.0
   -------------------------------------------------------------------------------------------------------------
   Operating earnings (2)      $   159.4      $   33.0       $  9.7               --        $  5.0    $   207.1
   Net realized capital
     (losses) gains, net of
     tax                           (20.8)         (2.3)         0.1               --            --        (23.0)
   -------------------------------------------------------------------------------------------------------------
   Income from continuing
     operations                    138.6          30.7          9.8               --           5.0        184.1
   Discontinued operations,
     net of tax:
     Amortization of
       deferred gain on
       sale (3)                       --            --           --         $    5.7            --          5.7
   -------------------------------------------------------------------------------------------------------------
     Net income                $   138.6      $   30.7       $  9.8         $    5.7        $  5.0    $   189.8
   -------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------
     Segment assets (4)        $42,955.7      $8,864.6       $ 44.1         $2,991.2            --    $54,855.6
   -------------------------------------------------------------------------------------------------------------
     Expenditures for long-
       lived assets (5)               --            --           --               --        $  3.4    $     3.4
   -------------------------------------------------------------------------------------------------------------
     Balance of long-lived
       assets                         --            --           --               --        $ 54.3    $    54.3
   -------------------------------------------------------------------------------------------------------------

 (1) Worksite Products include deferred annuity contracts that fund defined contribution and deferred compensation plans; immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to defined contribution plans and deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit response guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company's mutual funds and affiliate's separate accounts; and trustee, administrative and other services to retirement plans (Refer to Notes 1 and 2). Discontinued operations include life insurance products (Refer to Note 3). Other includes consolidating adjustments, Year 2000 costs and taxes not allocated back to the segment.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3)  Taxes on the amortization of deferred gain on sale were $3.3 million.
 (4)  Segment assets exclude goodwill.
 (5) Expenditures of long-lived assets represent additions to property and equipment not allocable to business segments.

                                                           Investment
   Year-ended December 31,      Worksite     Individual    Management     Discontinued
   1999 (Millions)            Products (1)  Products (1)  Services (1)   Operations (1)    Other (1)    Total
   -------------------------------------------------------------------------------------------------------------
   Revenues from external
     customers                 $   469.8      $   81.3       $118.3               --        $(43.9)   $   625.5
   Net investment income           784.6          96.9          1.5               --           3.3        886.3
   -------------------------------------------------------------------------------------------------------------
   Total revenue excluding
     net realized capital
     gains                     $ 1,254.5      $  178.1       $119.8               --        $(40.6)   $ 1,511.8
   -------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------
   Amortization of deferred
     policy acquisition
     costs and value of
     business acquired         $    63.0      $   30.4           --               --        $ 11.5    $   104.9
   -------------------------------------------------------------------------------------------------------------
   Income taxes (benefits)     $    82.0      $   11.2       $ 16.5               --        $(19.1)   $    90.6
   -------------------------------------------------------------------------------------------------------------
   Operating earnings (2)      $   164.9      $   22.2         28.1               --        $ (1.8)   $   213.4
   Other Item (3)                     --            --           --               --         (17.5)       (17.5)
   Net realized capital
     gains, net of tax             (12.7)         (1.3)          --               --            --        (14.0)
   -------------------------------------------------------------------------------------------------------------
   Income (loss) from
     continuing operations         152.2          20.9         28.1               --         (25.0)       181.9
   Discontinued operations,
     net of tax:
     Amortization of
       deferred gain on
       sale (4)                       --            --           --         $    5.7            --          5.7
   -------------------------------------------------------------------------------------------------------------
     Net income (loss)         $   152.2      $   20.9       $ 28.1         $    5.7        $(25.0)   $   187.6
   -------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------
     Segment assets            $44,484.9      $8,877.2       $ 36.6         $2,989.0            --    $56,387.7
   -------------------------------------------------------------------------------------------------------------
     Expenditures for long-
       lived assets (5)               --            --           --               --        $  3.9    $     3.9
   -------------------------------------------------------------------------------------------------------------
     Balance of long-lived
       assets                         --            --           --               --        $ 12.2    $    12.2
   -------------------------------------------------------------------------------------------------------------

 (1) Worksite Products include deferred annuity contracts that fund defined contribution and deferred compensation plans; immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to defined contribution plans and deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options; wrapper agreements containing certain benefit response guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. Individual Products include deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both. Investment Management Services include the following services: investment advisory to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company's mutual funds and affiliate's separate accounts; and trustee, administrative and other services to retirement plans (Refer to Notes 1 and 2). Discontinued operations include life insurance products (Refer to Note 3). Other includes consolidating adjustments, Year 2000 costs, and taxes not allocated back to the segment.
 (2) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses and Year 2000 costs. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
 (3)  Represents after-tax Year 2000 costs.
 (4)  Taxes on the amortization of deferred gain on sale were $3.2 million.
 (5) Expenditures of long-lived assets represent additions to property and equipment not allocable to business segments.

15. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASES

    In conjunction with the acquisition by ING, the Company entered into or assumed from a former affiliate operating leases for office space. For the year-ended December 31, 2001, rent expense for these leases was $17.6 million. The future net minimum payments under noncancelable leases for 2002 through 2006 are estimated to be $24.8 million, $20.6 million, $17.6 million, $16.2 million and $14.4 million, respectively, and $15.6 million, thereafter.

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2001, the Company had off-balance sheet commitments to purchase investments of $4.8 million with an estimated fair value of $4.8 million. At December 31, 2000 and 1999, there were no off-balance sheet commitments.

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

16. SUBSEQUENT EVENT

    Effective February 28, 2002, the Company distributed 100% of the stock of IA Holdco to HOLDCO. The transaction was accounted for as a dividend. Refer to
    Note 2 for further information about IA Holdco.

    QUARTERLY DATA (UNAUDITED)

   2001 (Millions)                 First   Second  Third   Fourth
   --------------------------------------------------------------
   Total revenue                   $395.5  $411.9  $387.2  $340.4
   --------------------------------------------------------------
   Income (loss) from continuing
     operations before income
     taxes                         $ 64.3  $95.0   $ 68.9  $(40.9)
   Income taxes (benefit)            28.2   39.1     27.1    (7.0)
   --------------------------------------------------------------
   Income (loss) from continuing
     operations                    $ 36.1  $55.9   $ 41.8  $(33.9)
   --------------------------------------------------------------
   Net income (loss)               $ 36.1  $55.9   $ 41.8  $(33.9)
   --------------------------------------------------------------
   --------------------------------------------------------------

   2000 (Millions)                 First   Second  Third   Fourth (1)
   ------------------------------------------------------------------
   Total revenue                   $408.3  $409.3  $426.4    $410.3
   ------------------------------------------------------------------
   Income from continuing
     operations before income
     taxes                         $ 76.5  $85.0   $ 77.4    $ 29.2
   Income taxes                      25.1   28.1     22.7       8.1
   ------------------------------------------------------------------
   Income from continuing
     operations                    $ 51.4  $56.9   $ 54.7    $ 21.1
   Income from discontinued
     operations                       1.6    1.6      1.5       1.0
   ------------------------------------------------------------------
   Net income                      $ 53.0  $58.5   $ 56.2    $ 22.1
   ------------------------------------------------------------------
   ------------------------------------------------------------------

 (1) Fourth quarter data reflects an aggregation of the pre-acquisition period of the two months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 3, 2001, ALIAC terminated the engagement of KPMG LLP ("KPMG") as its independent accountants. This decision was approved by the Board of Directors of the Company.

The reports of KPMG on the Company's financial statements for the years-ended December 31, 2000 and 1999 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years-ended December 31, 2000 and 1999 and through May 3, 2001, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their reports on the financial statements for such years. During the years-ended December 31, 2000 and 1999 and through May 3, 2001, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On May 3, 2001, the Company engaged Ernst & Young LLP ("Ernst & Young") as its independent accountants for the fiscal year ending December 31, 2001, including interim periods. The engagement was approved by the Board of Directors of the Company. The Company has not consulted with Ernst & Young during the fiscal years-ended December 31, 1999 and December 31, 2000 nor during the subsequent period to such date of engagement regarding either (i) the application of accounting principles to a sepcified transaction or transactions, either completed or proposed, or (ii) the type of audit opinions Ernst & Young might render on the Company's financial statements.

A Form 8-K was filed on May 8, 2001 to disclose this change in certifying accountant.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial statements. See Item 8 on Page 33.
     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 79.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (continued)
     3.   Exhibits:

          3(i)(a) Certificate of Incorporation as amended and restated January 1, 2002.

          3(ii)     By-Laws, as restated January 1, 2002.

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

         Incorporated by reference to the Registration Statement on Form S-2 (File No. 33-64331), as filed on November 16, 1995.

         Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17,1996.

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

     10.2 Distribution Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.3 Employee Benefits Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.4 Tax Sharing Agreement, dated as of December 13, 2000, among Lion Connecticut Holdings Inc., Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (continued)
     10.5 Transition Services Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.6 Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.7 Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and Aetna Life Insurance and Annuity Company, incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.8 10 State House Square Services Agreement, dated as of December 13, 2000, between Aetna Inc. and Lion Connecticut Holdings Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     21  Subsidiaries of the Registrant

         Incorporated by reference to Item 26 of Post-Effective Amendment No.18 to Registration Statement on Form N-4 (File Number 33-81216), as filed on April 9, 2001.

     24  Power of Attorney

         (Filed herein immediately after Signature page.)

    Exhibits, other than these listed, are omitted because they are not required or not applicable.

(b)  Reports on Form 8-K.

    None.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                    Page
                                                    ----

Independent Auditors' Report......................    79

I.        Summary of Investments--Other than
            Investments in Affiliates as of
            December 31, 2001.....................    82

III.      Supplementary Insurance Information as
            of and for the years ended
            December 31, 2001, 2000 and 1999......    83

Schedules other than those listed above are omitted because they are not required or are not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company and Subsidiaries (formerly Aetna Life Insurance and Annuity Company and Subsidiaries and hereafter referred to as the Company) as of December 31, 2001, and for the year then ended, and have issued our report thereon dated January 31, 2002. Our audit also included the financial statement schedules listed in Item 14. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP

Hartford, Connecticut
January 31, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Shareholder and Board of Directors
ING Life Insurance and Annuity Company:

Under date of March 27, 2001, we reported on the consolidated balance sheet of ING Life Insurance and Annuity Company and Subsidiaries, formerly known as Aetna Life Insurance and Annuity Company and Subsidiaries, as of December 31, 2000, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 and the year ended December 31, 1999 ("Preacquisition Company"), as included herein. In connection with our audits of the aforementioned financial statements, we audited the related 2000 financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

                                   SCHEDULE I
          Summary of Investments--Other than Investments in Affiliates
                            As of December 31, 2001
                                 (in millions)

                                                             Amount at
                                                            Which Shown
                                                              in the
        Type of Investment             Cost      Value*    Balance Sheet
        ------------------           ---------  ---------  -------------
Debt Securities:
  U.S. government and government
    agencies and authorities         $   391.0  $   397.8    $   397.8
  States, municipalities and
    political subdivisions               173.7      181.4        181.4
  U.S. corporate securities            6,407.3    6,546.3      6,546.3
  Foreign securities (1)                 153.2      157.5        157.5
  Mortgage-backed securities           4,513.3    4,587.5      4,587.5
  Other asset-backed securities        2,077.6    2,136.6      2,136.6
  Less: debt securities pledged to
    creditors                            466.9      467.2        467.2
                                     ---------  ---------    ---------
    Total debt securities             13,249.2   13,539.9     13,539.9
                                     ---------  ---------    ---------

Equity securities:
  Non-redeemable preferred stock          27.0       24.6         24.6
  Investment in affiliated mutual
    funds                                 22.9       25.0         25.0
  Common stock                             2.3        0.7          0.7
                                     ---------  ---------    ---------
    Total equity securities               52.2       50.3         50.3
                                     ---------  ---------    ---------

Short-term investments                    31.7       31.7         31.7
Mortgage loans                           241.3      247.7        241.3
Policy loans                             329.0      329.0        329.0
Other                                     18.2       18.2         18.2
Securities pledges to creditors          466.9      467.2        467.2
                                     ---------  ---------    ---------
    Total investments                $14,388.5  $14,684.0    $14,677.6
                                     =========  =========    =========

   *  See Notes 1 and 5 of Notes to Consolidated Financial Statements.

 (1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                  SCHEDULE III
                      Supplementary Insurance Information
         As of and for the years-ended December 31, 2001, 2000 and 1999
                                 (in millions)

                                                                         Policy-
                            Deferred                Unpaid               holders'
                             policy      Future     claims              funds left
                           acquisition   policy    and claim  Unearned   with the
         Segment              costs     benefits   expenses   premiums   Company
==================================================================================
          2001
Worksite Products           $   63.2    $1,044.8     $ 4.2      $0.8    $10,696.6
Individual Products             58.8          --        --        --      1,432.5
Investment Management
  Services                        --          --        --        --           --
Other                           (0.7)         --        --        --           --
Discontinued
  Operations (1)                  --     2,952.0      24.6        --          6.7
----------------------------------------------------------------------------------
Total                       $  121.3    $3,996.8     $28.8      $0.8    $12,135.8
==================================================================================

          2000
Worksite Products           $    7.4    $1,018.4     $ 7.2      $1.0    $ 9,664.1
Individual Products              5.6          --        --        --      1,452.1
Investment Management
  Services                        --          --        --        --           --
Other                           (0.7)         --        --        --           --
Discontinued Operations
  (1)                             --     2,959.3      22.4        --          9.4
----------------------------------------------------------------------------------
Total                       $   12.3    $3,977.7     $29.6      $1.0    $11,125.6
==================================================================================

          1999
Worksite Products           $  692.7    $  890.8     $ 7.4      $1.0    $ 9,570.1
Individual Products            388.1          --        --        --      1,528.5
Investment Management
  Services                        --          --        --        --           --
Other                          (34.4)         --        --        --         13.6
Discontinued Operations
  (1)                             --     2,959.6      19.9        --          9.5
----------------------------------------------------------------------------------
Total                       $1,046.4    $3,850.4     $27.3      $1.0    $11,121.7
==================================================================================

 NOTES TO SCHEDULE III:
 (1)  Domestic individual life insurance business.

                      Supplementary Insurance Information
         As of and for the years-ended December 31, 2001, 2000 and 1999
                                 (in millions)

                                                                        Amortization
                                                                        of deferred
                                                                           policy
                                                                        acquisition
                                                                         costs and
                                       Net                   Current      value of       Other
                           Premium  Investment    Other     and future    business     operating
         Segment           Revenue  income (2)  Income (3)   benefits     acquired    expenses (4)
==================================================================================================

          2001
Worksite Products          $ 75.1     $788.9      $325.9      $617.2       $ 59.7        $312.7
Individual Products          39.1       99.0       122.0       112.4         41.4          59.0
Investment Management
  Services                     --        1.7       119.7          --           --          78.2
Other (5)                      --       (1.2)      (35.2)         --         10.9          56.2
--------------------------------------------------------------------------------------------------
Continuing Operations      $114.2     $888.4      $532.4      $729.6       $112.0        $506.1
==================================================================================================

        2000 (6)
Worksite Products          $154.2     $793.6      $390.4      $719.5       $ 68.3        $337.2
Individual Products            --      112.2       111.9        76.1         47.3          53.4
Investment Management
  Services                     --        2.8       138.4          --           --         122.3
Other (5)                      --        3.8       (53.0)         --         11.3         (49.2)
--------------------------------------------------------------------------------------------------
Continuing Operations      $154.2     $912.4      $587.7      $795.6       $126.9        $463.7
==================================================================================================
Discontinued
  Operations (7)               --         --      $  9.0          --           --            --
==================================================================================================

          1999
Worksite Products          $107.5     $784.6      $342.8      $672.7       $ 63.0        $265.0
Individual Products            --       96.9        79.3        73.5         30.4          40.2
Investment Management
  Services                     --        1.5       118.3          --           --          75.2
Other (5)                      --        3.3       (43.9)         --         11.5         (13.7)
--------------------------------------------------------------------------------------------------
Continuing Operations      $107.5     $886.3      $496.5      $746.2       $104.9        $366.7
==================================================================================================
Discontinued
  Operations (7)               --         --      $  8.7          --           --            --
==================================================================================================

 NOTES TO SCHEDULE III (continued):
 (2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
 (3) Includes net realized capital losses and gains, charges assessed against policyholders and other income.
 (4) Restructuring charges and amortization of goodwill in 2001 and Year 2000 costs in 1999 are not included in the amounts reported for the Worksite Products, Individual Products and Investment Management Services segments.
 (5) Includes consolidating adjustments, restructuring charges and amortization of goodwill in 2001, and Year 2000 costs in 1999.
 (6) Year-ended 2000 reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
 (7)  Domestic individual life insurance business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ING LIFE INSURANCE AND ANNUITY COMPANY
                                            (Registrant)

Date:  March 27, 2002                               By:  /s/ Deborah Koltenuk
---------------------------------                        --------------------------------------------
                                                         Deborah Koltenuk
                                                         Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27th, 2002.

                    SIGNATURES                                            TITLE

*                                                   Director and Chief Financial Officer
----------------------------------------------        (Principal Financial Officer)
Wayne R. Huneke

*                                                   Director
----------------------------------------------
P. Randall Lowery

*                                                   Director and President
----------------------------------------------        (Principal Executive Officer)
Thomas J. McInerney

*                                                   Director
----------------------------------------------
Robert C. Salipante

*                                                   Director
----------------------------------------------
Mark A. Tullis

/s/ Deborah Koltenuk                                Vice President and Corporate Controller
----------------------------------------------
Deborah Koltenuk

* By:  /s/ Paula Cludray-Engelke
      ---------------------------------------
      Paula Cludray-Engelke
      Attorney-in-fact

                               POWER OF ATTORNEY

We, the undersigned directors and officers of ING Life Insurance and Annuity Company, hereby severally constitute and appoint Paula Cludray-Engelke and Deborah Koltenuk and each of them individually, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names and in the capacities indicated below, the 2001 Form 10-K and any and all amendments thereto to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming our signatures as they may be signed by our said attorney to the Form 10-K and any and all amendments thereto.

WITNESS our hands and common seal on this 27th day of March, 2002.

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

/s/ Thomas J. McInerney
-------------------------------------------
Thomas J. McInerney                                 Director and President

/s/ Robert C. Salipante
-------------------------------------------
Robert C. Salipante                                 Director

/s/ Mark A. Tullis
-------------------------------------------
Mark A. Tullis                                      Director

/s/ Deborah Koltenuk
-------------------------------------------
Deborah Koltenuk                                    Vice President and Corporate Controller

                     RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                     ING LIFE INSURANCE AND ANNUITY COMPANY
                  (AMENDED AND RESTATED AS OF JANUARY 1, 2002)

The Restated Certificate of Incorporation supersedes and takes the place of the existing certificate of incorporation and all amendments to it.

                                   ARTICLE I
                                      NAME

The name of the company is ING Life Insurance and Annuity Company.

                                   ARTICLE II
                                    OFFICES

The principal place of business and Home Office of the company shall be 151 Farmington Avenue, Hartford, Connecticut.

                                  ARTICLE III
                             POWERS AND PRIVILEGES

The company shall have the power to acquire, by purchase or otherwise, invest in, hold, sell, convey and have and exercise any and all rights of ownership or interest in or to any real or personal property whatsoever, including, without limitation, shares, securities and any other interest in or obligation of other firms, persons, corporations, governmental bodies, or other entities; to borrow money, issue promissory notes, bonds or other evidences of indebtedness and secure the same by mortgage, pledge or other form of security on any or all of its real or personal property or an interest therein; to make contracts of any nature and give security therefor; to carry on business in any place, if not prohibited by the laws of the place where such business is carried on; and to exercise all legal powers necessary or convenient to effect any or all of the purposes stated whether or not such powers are expressly set forth herein.

                                   ARTICLE IV
                               NATURE OF BUSINESS

The business of the company shall be life insurance, endowments, annuities, accident insurance, health insurance and any other business or type of business which any other corporation now or hereafter chartered by Connecticut and empowered to do a life insurance business may now or hereafter lawfully do; and the company is specifically empowered to accept and to cede reinsurance of any such risks or hazards. The company may exercise such powers outside of Connecticut to the extent permitted by the laws of the particular jurisdiction. Policies or other contracts may be issued stipulated to be with or without participation in profits; and they may be with or without seal. The company may carry on any other lawful business in connection with the foregoing or which is calculated, directly or indirectly, to promote the interest of the company or to enhance the value of its properties.

                                   ARTICLE V
                                 CAPITALIZATION

The capital with which the company shall commence business shall be an amount not less than one thousand dollars. The authorized number of shares of capital stock shall be one hundred thousand (100,000) shares of common capital stock with a par value of fifty dollars ($50) each.

                                   ARTICLE VI
                               BOARD OF DIRECTORS

SECTION 1. The company shall have three (3) or more directors, the exact number of which shall be determined from time to time in accordance with the company's by-laws. The names and residence addresses of the board of directors of the company as of the adoption of the amended and restated Certificate of Incorporation are as follows:

Wayne R. Huneke
4875 Mulberry Drive
Marietta, GA 30068

Thomas J. McInerney
4 Brook Ridge
West Simsbury, CT 06092

Mark A. Tullis
115 Spindale Court
Atlanta, GA 30350

P. Randall Lowery
70 Glen Oaks Drive
Atlanta, GA 30327

Robert C. Salipante
14555 Durham Road
Minnetonka, MN 55345

SECTION 2. The by-laws of the company may provide for classification of directors as to terms of office, provided no director shall be elected by the shareholders for a shorter term than one year or for a longer term than five years and the classification shall be such that the term of one or more classes shall expire each succeeding year. If any vacancy occurs in the board of directors, such vacancy may be filled by the remaining directors for the unexpired portion of the term, and if the number of directors is increased by an amendment to the by-laws voted by the board of directors between meetings of shareholders, the additional directors, not to exceed three, may be chosen by the board of directors for terms expiring with the next annual meeting thereafter. The by-laws of the company may determine what number of directors shall constitute a quorum for the transaction of business.

SECTION 3. In action to the powers and authorities herein or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the company, subject to the provisions of the laws of the State of Connecticut, these Certificate of Incorporation, and the by-laws of the company; provided, however, that no by-law hereafter adopted by the shareholders shall invalidate any prior act of the directors which would have been valid if such by-law had not been adopted.

                                  ARTICLE VII
                                 ANNUAL MEETING

The annual meeting of the shareholders of the company shall be held at such time and place within the state and upon such notice as may be prescribed in the by-laws of the company.

                                  ARTICLE VIII
                                    DURATION

The company shall have a perpetual duration.

                                   ARTICLE IX
                                INDEMNIFICATION

The company shall have every power and duty of indemnification of directors, officers, and employees without limitation, as provided in the by-laws and in accordance with the laws of the State of Connecticut.

                     ING LIFE INSURANCE AND ANNUITY COMPANY

                                RESTATED BY-LAWS
                          (EFFECTIVE JANUARY 1, 2002)
                             HARTFORD, CONNECTICUT

                                   ARTICLE I
                                    OFFICES

SECTION 1. The principal office of the company shall be in the City of Hartford, County of Hartford, State of Connecticut.

SECTION 2. The company may also have offices at such other places, both within and without the State of Connecticut, as the Board of Directors may from time to time determine or the business of the company may require. Such additional offices within or without the State of Connecticut may include one or more regional home offices and, with the approval of the Commissioner of Insurance of Connecticut, an operational home office.

                                   ARTICLE II
                              SHAREHOLDER MEETINGS

SECTION 1. The Annual Meeting of the Shareholders of the company shall be held each year at such date, time and place as may be designated by the Board of Directors from time to time. At such Annual Meeting, the shareholders shall elect Directors to serve until the next annual meeting and until their successors shall be elected and qualified. In addition, any other proper business may be transacted at the annual meeting. Annual meetings may be called by the Board of Directors or by any officer instructed by the Board of Directors to call the meeting.

SECTION 2. Special meetings of the shareholders may be called by the Board of Directors, a designated committee of the Board of Directors, or by the President and shall be held at such time and at such place as shall be specified in such call.

SECTION 3. Written notice of each shareholders' meeting stating the place, date and hour of the meeting and (in the case of a special meeting) the purpose or purposes for which the meeting is called shall be given by or at the direction of the Board, the President, the Secretary or any designated committee of the Board of Directors not less than five (5) days before the date of the meeting to each shareholder of record entitled to vote at such meeting. Shareholders by written notice may waive notice of any meeting, and the presence of a shareholder at any meeting in person or by proxy, shall constitute a waiver of notice of such meeting.

SECTION 4. The quorum for each meeting of shareholders shall consist of 25% of the voting power of shares entitled to vote at such meeting.

SECTION 5. Persons entitled to vote at any shareholders' meeting may vote in person or by proxy executed in writing by the shareholder or his duly authorized attorney-in-fact and filed with the Secretary of the company not less than twenty-four (24) hours prior to the meeting.

SECTION 6. Any action required or permitted by law to be taken at any annual or special meeting of Shareholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by all the holders of outstanding stock who are entitled to vote on such action. Such consents may be signed in counterparts each of which shall be considered an original and all of which together shall constitute one original.

                                  ARTICLE III
                                   DIRECTORS

SECTION 1. The Board of Directors shall consist of not less than three and not more than fifteen Directors, and the number of directorships at any time within such minimum and maximum range shall be the number fixed by vote of the Shareholders or Directors or, in the absence thereof, shall be the number of Directors elected at the preceding Annual Meeting of Shareholders.

SECTION 2. Vacancies in the Board of Directors shall be filled for the unexpired term by majority vote of the remaining Directors, and each person so elected shall be a Director until his successor is elected by the shareholders at the next Annual Meeting of Shareholders or at any special meeting of shareholders called for that purpose and held prior to that Annual Meeting, or until an earlier resignation, death or removal.

SECTION 3. Regular meetings of the Board shall be held at such place and on such day and hour at such periodic intervals as the Board may from time to time designate. Notice of such regular meetings need not be given, but the Secretary shall notify each Director by mail or electronic media of the action of the Board designating or changing the place, period, day, or hour of such regular meetings.

SECTION 4. Special meetings of the Board shall be held at the call of the President, the Secretary, or not less than one-third of the Directors then in office.

SECTION 5. The Board of Directors of the company may hold meetings, both regular and special, either within or without the State of Connecticut.

SECTION 6. A quorum shall consist of a majority of the Directors at the time in office, but not less than two Directors nor less than one-third of the number of Directors provided for by Article II, Section 1.

SECTION 7. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all members of the Board consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board. Such consents may be signed in counterpart each of which shall be considered an original and all of which together shall constitute one original.

                                   ARTICLE IV
                            COMMITTEES OF THE BOARD

SECTION 1. The Board of Directors may appoint, by resolution passed by a majority of the whole Board, two or more Directors of the Board of Directors to constitute an Executive Committee, and which may provide for one or more Directors to serve as alternate members of the Committee; which

Committee, to the extent provided in such resolution, shall have and exercise all the powers of the Board when it is not in session, except as otherwise required by law.

SECTION 2. The Board of Directors may also appoint two or more Directors, by resolution passed by a majority of the whole Board, to constitute other outstanding committees of the Board of Directors, which may provide for one or more Directors to serve as alternate members of any such committees. There may be temporary committees, invested with such powers and subject to such conditions as the Board may prescribe. The Board of Directors may also appoint an advisory committee to any committee or to the Board itself. The members of such advisory committee need not be members of the Board of Directors.

SECTION 3. Each such committee other than advisory committees, shall cause regular minutes of its meetings to be recorded in the corporate records of the company. The presence of a majority of the members of each such committee shall be necessary to constitute a quorum. The members of each such committee shall continue in office until their successors are chosen, or until their earlier resignation or removal.

                                   ARTICLE V
                                    OFFICERS

SECTION 1. The Board of Directors may elect a Chief Executive Officer, a President, one or more Vice Presidents, a Secretary, and a Treasurer and such other officers the Board may from time to time determine. The Board may authorize the classification of certain Vice Presidents as Executive, Senior, Second or Assistant, and may authorize Assistant Treasurers, Assistant Secretaries and such other titles and designations as in its discretion seems proper. Insofar as permitted by statute, the same person may hold two or more offices.

SECTION 2. The Chief Executive Officer shall have general supervision of the affairs of the company and shall be responsible to ensure that all directives and resolutions of the Board of Directors are carried into effect. The Chief Executive Officer shall perform all such duties usually incident to the office of the Chief Executive Officer and such additional duties as are assigned by the Board of Directors.

SECTION 3. The President shall have such powers and perform such duties as may be assigned by the Board of Directors or by the Chief Executive Officer. In the President's absence or disability, such duties shall be performed by such Executive Vice Presidents, Senior Vice Presidents, or Vice Presidents as may be designated by the Board of Directors or Chief Executive Officer.

SECTION 4. The Secretary shall keep a record of all meetings and acts of the Board and, except as may be otherwise provided herein or in the resolution appointing a committee, of all committees appointed by the Board, and the Secretary shall act as the clerk and shall be the custodian of the records of all meetings of the shareholders. The Secretary shall have such other authority and responsibility and perform such other duties as may be delegated to the Secretary by the Board or the President may from time to time.

SECTION 5. The Treasurer, except as otherwise required by law, shall have charge and custody of and be responsible for all funds and securities of the company; shall keep or cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the company; shall be responsible for receiving and giving receipts for monies paid to the company from any source; shall cause all monies and other valuable effects to be deposited in the name and to the credit of the company in such depositories as may be designated by the Board of Directors, and shall perform such other duties as the Board of Directors or the President may from time to time require.

SECTION 6. Each officer shall have such further authority and responsibility and shall perform such further duties as may from time to time be delegated to the officer by the Board or the President.

                                   ARTICLE VI
                                    NOTICES

SECTION 1. Whenever, under the provisions of the statutes or of the Certificate of Incorporation or of these By-Laws, notice is required to be given to any Director or shareholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail or electronic mail, addressed to such Director or shareholder, at the Director's address as it appears on the records of the company, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail.

SECTION 2. Whenever any notice whatever is required to be given under the provisions of the statutes or the Certificate of Incorporation or these By-Laws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance at any meeting shall constitute a waiver of notice unless attendance is for the purpose of objecting to the transaction of business

                                  ARTICLE VII
                                 VOTING RIGHTS

SECTION 1. Contract Owners of and Participants under variable annuity contracts funded in any company separate account which is registered with the Securities and Exchange Commission as a unit investment trust under the Investment Company Act of 1940 shall be granted rights to direct the company as to the voting of any shares held in such account of any company registered under that Act as a management investment company ("fund") in the manner provided below:

A)   Group Contracts:

    (1) Each registered owner of a Group Contract shall be entitled to give directions with respect to that number of votes to be cast by the company at meetings of the shareholders of the given fund as shall be determined by the following calculations:

        (a) for each Participant under the contract who is in the Accumulation Period, an amount equal to that portion of the current value of the Participant's Individual Account attributable to that fund, divided by the book value (net asset value) of one share of that fund; plus

        (b) for each Annuitant under the contract, an amount equal to the valuation reserve (established pursuant to the insurance laws of Connecticut) applicable to that portion of the current value of the Annuitant's Individual Account under the contract attributable to that fund, divided by the book value (net asset value) of one share of that fund.

    (2) Unless otherwise provided under the terms of the plan under which a group contract has been issued, every Participant who has acquired a fully (100%) vested interest in the benefits provided for him under a Group Contract shall have the right to instruct the Contract Owner with respect to the number of votes attributable to his Individual Account. All votes for which the Contract Owner is entitled to give direction but for which no instructions have been received will be cast by the company, at the direction of the Contract Owner, for or against each proposal to be voted upon in the same proportion as votes for which instructions have been received by the Contract Owner.

B)   Individual Contracts

     Each registered owner of an Individual Contract shall be entitled to give direction with respect to that number of votes to be cast by the company at meetings of the shareholders of the given fund as shall be determined by the following calculations:

    (a) during the Accumulation Period, an amount equal to that portion of the current value of the contract attributable to the fund, divided by the book value (net asset value) of one share of that fund; and

    (b) during the Annuity Period, an amount equal to the valuation reserve (established pursuant to the insurance laws of Connecticut) applicable to that portion of the contract attributable to that fund, divided by the book value (net asset value) of one share of that fund.

C) Votes attributable to Contract Owners who do not direct the company will be cast by the company in the same proportion as votes for which directions have been received by the company.

D) In determining the number of votes hereunder, fractional votes will be recognized. Where the value of the contract relates to two or more funds, the calculation of votes will be performed separately for each fund.

SECTION 2. Each Contract Owner and Participant entitled to give directions or instructions to the company in connection with any meeting of shareholders of any fund will receive a notice of that meeting together with appropriate solicitation materials and a statement of the number of votes as to which he is entitled to give directions or instructions.

SECTION 3. For the purposes of determining (a) those Contract Owners and Participants entitled to notice of any meeting of the shareholders of any fund, and (b) the number of fund shares for which each such Contract Owner and Participant may direct or instruct votes therefore, the Board of Directors shall set a record date which date may be prior to, as of, or after the date of the Board meeting at which it is set but in no event earlier than 40 days prior to the date of the shareholders' meeting.

                                  ARTICLE VIII
                               GENERAL PROVISIONS

SECTION 1. The Board of Directors, by resolution, shall declare any and all dividends to be paid by the company and fix the record date therefore and the date on which such dividends are to be paid.

SECTION 2. The fiscal year of the company shall begin on the first day of January and end on the thirty-first day of December of each year.

SECTION 3. The corporate seal shall be in the custody of the Secretary and may be affixed to any instrument requiring a seal and may be duly attested by any officer of the company. The seal shall contain the words "ING Life Insurance and Annuity Company" in a circle, and the words "Hartford, Conn." within the circle.

                                   ARTICLE IX
              INDEMNIFICATION OF DIRECTORS, OFFICERS AND EMPLOYEES

To the full extent permitted by Connecticut Statutes, Section 33-771, as amended from time to time, or by other provisions of law, each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, wherever brought, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director, officer or employee of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall be indemnified by the company against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding. The indemnification provided by this Section shall continue as to a person who has ceased to be director, officer, employee or agent and shall apply whether or not the claim against such person arises out of matters occurring before the adoption of this By-law.

                                   ARTICLE X
                                   AMENDMENTS

These By-Laws may be amended, added to, or repealed by the holders of a majority of the outstanding shares of stock entitled to vote at any annual or special meeting of shareholders, or by a majority of the whole Board of Directors as then constituted at any meeting of the Board, provided that notice of the proposal to amend, add to, or repeal the By-Laws is included in the notice of the meeting of shareholders or Directors at which such action takes place.