Form 10-Q
period 2002-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2002-05-14
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002    Commission file number 33-23376
                               --------------                           --------

                     ING LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CONNECTICUT                                71-0294708
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

  151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT               06156
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code    (860) 273-0123
                                                   --------------------

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

                                                   Shares Outstanding
Title of Class                                     at May 13, 2002
--------------                                     ----------------
Common Stock, par value $50                              55,000


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

PART I.    FINANCIAL INFORMATION (UNAUDITED)

  Item 1.    Financial Statements:
               Condensed Consolidated Statements of Income                            3
               Condensed Consolidated Balance Sheets                                  4
               Condensed Consolidated Statements of Changes in Shareholder's Equity   5
               Condensed Consolidated Statements of Cash Flows                        6
               Condensed Notes to Consolidated Financial Statements                   7

  Item 2.    Management's Analysis of the Results of Operations                      13


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                       19

  Item 5.    Other Information                                                       19

  Item 6.    Exhibits and Reports on Form 8-K                                        19

Signature                                                                            20

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                   (millions)

                                                                     Three Months Ended March 31,
                                                                         2002             2001
                                                                    -------------------------------
Revenue:
 Premiums                                                           $      27.2        $    31.8
 Contract and other charges assessed against policyholders                118.6            143.5
 Net investment income                                                    234.4            224.2
 Net realized capital losses                                              (16.7)            (4.0)
                                                                    ------------      ------------
Total revenue                                                             363.5            395.5

Benefits and expenses:
 Interest credited and other benefits to policyholders                    183.0            183.4
 Operating expenses                                                       103.9            102.7
 Amortization of deferred policy acquisition costs
  and value of business acquired                                           32.5             30.8
 Amortization of goodwill                                                    --             14.3
                                                                    ------------      ------------
Total benefits and expenses                                               319.4            331.2

Income before income taxes                                                 44.1             64.3
 Income taxes                                                              15.2             28.2
                                                                    ------------      ------------

Net income                                                          $      28.9       $     36.1
                                                                    ============      ============


See Condensed Notes to Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                          (millions, except share data)

                                                                                   March 31,         December 31,
Assets                                                                               2002                 2001
------                                                                               ----                 ----
Investments:
  Debt securities available for sale, at fair value
   (amortized cost:  $13,038.0 and $13,249.2)                                     $13,135.1            $13,539.9
Equity securities, at fair value:
  Nonredeemable preferred stock (cost: $27.0 and  $27.0)                               25.1                 24.6
  Investment in affiliated mutual funds (cost:  $21.9 and $22.9)                       23.8                 25.0
  Common stock (cost:  $0.4 and $2.3)                                                   0.2                  0.7
 Short-term investments                                                                 8.7                 31.7
 Mortgage loans                                                                       251.5                241.3
 Policy loans                                                                         317.9                329.0
 Other investments                                                                     30.8                 18.2
 Securities pledged to creditors (amortized cost: $795.5 and $466.9)                  796.7                467.2
                                                                                  ----------           -----------
Total investments                                                                  14,589.8             14,677.6

 Cash and cash equivalents                                                             60.5                 82.0
 Short-term investments under securities loan agreement                               919.0                488.8
 Accrued investment income                                                            174.8                160.9
 Reciprocal loan with affiliate                                                       137.5                191.1
 Reinsurance recoverable                                                            2,984.9              2,990.7
 Deferred policy acquisition costs                                                    154.6                121.3
 Value of business acquired                                                         1,578.4              1,601.8
 Goodwill (net of accumulated amortization of $61.8 in
   2002 and 2001)                                                                   2,412.1              2,412.1
 Other assets                                                                         224.4                215.8
 Separate Accounts assets                                                          32,911.1             32,663.1
                                                                                  ----------           -----------
Total assets                                                                      $56,147.1            $55,605.2
                                                                                  ==========           ===========
Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
 Future policy benefits                                                           $ 4,000.5            $ 3,996.8
 Unpaid claims and claim expenses                                                      25.8                 28.8
 Policyholders' funds left with the Company                                        12,147.1             12,135.8
                                                                                  ----------           -----------
Total insurance reserve liabilities                                                16,173.4             16,161.4
 Payables under securities loan agreement                                             919.0                488.8
 Current income taxes                                                                  59.2                 59.2
 Deferred income taxes                                                                157.3                153.7
 Other liabilities                                                                  1,540.1              1,624.7
 Separate Accounts liabilities                                                     32,911.1             32,663.1
                                                                                  ----------           -----------
Total liabilities                                                                  51,760.1             51,150.9
                                                                                  ----------           -----------
Shareholder's equity:
 Common stock, par value $50 (100,000 shares
  authorized; 55,000 shares issued and outstanding)                                     2.8                  2.8
 Paid-in capital                                                                    4,265.1              4,292.4
 Accumulated other comprehensive gain                                                  10.5                 46.6
 Retained earnings                                                                    108.6                112.5
                                                                                  ----------           -----------
Total shareholder's equity                                                          4,387.0              4,454.3
                                                                                  ----------           -----------
Total liabilities and shareholder's equity                                        $56,147.1            $55,605.2
                                                                                  ==========           ===========

See Condensed Notes to Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)
      Condensed Consolidated Statements of Changes in Shareholder's Equity
                                   (Unaudited)

                                   (millions)

                                                                  Three Months Ended March 31,
                                                                   2002                   2001
                                                                   ----                   ----
Shareholder's equity, beginning of period                        $4,454.3               $4,344.6

Comprehensive income:
 Net income                                                          28.9                   36.1
 Other comprehensive (loss) income, net of tax:
  Unrealized (losses) gains on securities
  ($(55.6), $46.9 pretax) (1)                                       (36.1)                  30.6
                                                                 ---------              ---------
Total comprehensive income                                           (7.2)                  66.7


Distribution of IA Holdco                                           (60.1)                    --
                                                                 ---------              ---------


Shareholder's equity, end of period                              $4,387.0               $4,411.3
                                                                 =========              =========


(1) Net of reclassification adjustments.



See Condensed Notes to Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Aetna Retirement Holdings, Inc.)
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                                   (millions)



                                                                  Three Months Ended March 31,
                                                                   2002                   2001
                                                                   ----                   ----
Net cash provided by (used for) operating activities                (45.9)                (204.3)
                                                                ----------             ----------

Cash Flows from Investing Activities:
     Proceeds from sales of:
      Debt securities available for sale                          4,710.4                  969.1
      Equity securities                                               2.2                    4.3
      Other investments                                               2.6                     --
     Investment maturities and collections of:
      Debt securities available for sale                            488.3                  170.1
      Short-term investments                                      2,644.0                   96.6
     Cost of investment purchases in:
      Debt securities available for sale                         (5,575.7)              (1,544.0)
      Equity securities                                                 -                   (3.9)
      Short-term investments                                     (2,620.9)                  (2.8)
      Mortgages                                                     (12.6)                    --
     Decrease in policy loans                                        11.1                    2.8
     Decrease in property and equipment                               2.7                    3.3
     Other, net                                                     (16.3)                   0.1
                                                                ----------             ----------
Net cash used for investing activities                             (364.2)                (304.4)
                                                                ----------             ----------

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts        525.2                  518.3
     Withdrawals of investment contracts                           (263.2)                (270.0)
     Transfers from (to) separate accounts                          126.6                  (70.3)
                                                                ----------             ----------
Net cash provided by (used for) financing activities                388.6                  178.0
                                                                ----------             ----------

Net decrease in cash and cash equivalents                           (21.5)                (330.7)
Cash and cash equivalents, beginning of period                       82.0                  796.3
                                                                ----------             ----------

Cash and cash equivalents, end of period                             60.5                  465.6
                                                                ==========             ==========


See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     ING Life Insurance and Annuity Company ("ILIAC"), formerly known as Aetna Life Insurance and Annuity Company ("ALIAC") and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States.

     Effective January 1, 2002, the board of directors of the Company approved an amendment to the Certificate of Incorporation of the Company to change the name of the corporation to ING Life Insurance and Annuity Company.

     These condensed interim consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, and, through February 28, 2002, Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ILIAC is a wholly-owned subsidiary of Aetna Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of Aetna Retirement Services, Inc. ("ARSI"). ARSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

     On February 28, 2002, IA Holdco was distributed by ILIAC to HOLDCO (refer to Note 3).

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to 2001 financial information to conform to the 2002 presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in ILIAC's 2001 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

     Operating results for three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Effective with the first quarter of 2002, the Company has one operating segment for its continuing operations, U.S. Financial Services ("USFS") (refer to Note 3).

     USFS offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be

1.   BASIS OF PRESENTATION (continued)

     deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, USFS offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. USFS also offers pension plan administrative services.

2.   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $15.5 million for the three months ended March 31, 2002. The Company is performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Company has not yet determined the effect of adoption on its financial position and results of operations.

     Had the Company been accounting for its goodwill under FAS 142 for all periods presented, the Company's net income for the three months ended March 31, 2001 would have been as follows:

                                                  Three months ended
     (Millions)                                    March 31, 2001
     --------------------------------------------------------------------
     Reported net income                              $  36.1
     Add back goodwill amortization                      14.3
     --------------------------------------------------------------------
     Adjusted net income                              $  50.4
     ====================================================================

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     FAS No., 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company's financial statements beginning January 1, 2001, and requires companies to record all derivatives on the balance sheet as either assets or liabilities and to measure them at fair value. Adoption of FAS No. 133 did not have a material affect on the Company's financial position or results of operations given the Company's limited derivatives and embedded derivative holdings. There have been no significant changes in the values of the Company's holdings of derivative instruments since December 31, 2001.

3.   RECENT DEVELOPMENTS

     Effective February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO. As a result of this transaction, the Investment Management Services segment will no longer be reflected as an operating segment of the Company (refer to Note 9).

     In the fourth quarter of 2001, ING announced its decision to pursue a move to a fully integrated U.S. structure that would separate manufacturing from distribution in its retail and worksite operations to support a more customer-focused business strategy. As a result of the integration, the Company's Worksite Products and Individual Products operating segments were realigned into one reporting segment, U.S. Financial Services ("USFS") (refer to Note 9).

4.   ADDITIONAL INFORMATION -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income related to changes in unrealized (losses) gains on securities (excluding those related to experience-rated policyholders) were as follows:

                                                                                     Three months ended March 31,
                                                                                  -----------------------------------
     (Millions)                                                                          2002               2001
     ----------------------------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising during the period (1)                   $(38.2)             $32.6
     Less:  Reclassification adjustments for accretion of net investment
       discounts and (losses) gains included in net income (2)                           (2.1)               2.0
     ----------------------------------------------------------------------------------------------------------------
     Net unrealized (losses) gains on securities                                       $(36.1)             $30.6
     ================================================================================================================

     (1) Pretax unrealized holding (losses) gains arising during the period were $(58.9) million and $50.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

     (2) Pretax reclassification adjustments for accretion of net investment discounts and (losses) gains included in net income for the period were $(3.3) million and $3.2 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

5.   VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the contracts (up to 30 years for annuity contracts and pension contracts).

     Activity for the three months ended March 31, 2002 and 2001 for VOBA was as follows:

      (Millions)                                2002             2001
     --------------------------------------------------------------------
      Balance at January 1                   $ 1,601.8         $ 1,780.9
      Additions                                    3.0              25.1
      Interest accrued at 7 %                     22.1              30.3
      Amortization                               (48.5)            (60.7)
     --------------------------------------------------------------------
      Balance at  March 31                   $ 1,578.4         $ 1,775.6
     ====================================================================

6.   SEVERANCE

     In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas, of which the Company is part, in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $29.2 million pretax. The severance portion of this charge ($28.4 million pretax) is based on a plan to eliminate 580 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($.8 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual obligation.

     Activity for the three months ended March 31, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (Millions)                         Severance Liability   Positions
     --------------------------------------------------------------------

     Balance at December 31, 2001            $  28.4             580
     Actions taken                              (6.0)           (277)
     --------------------------------------------------------------------
     Balance at March 31, 2002               $  22.4             303
     ====================================================================

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

     Activity for the three months ended March 31, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (Millions)                         Severance Liability   Positions
     --------------------------------------------------------------------
     Balance at December 31, 2001            $   5.2              31
     Actions taken                              (1.4)            (17)
     Other *                                    (1.4)             --
     --------------------------------------------------------------------
     Balance at March 31, 2002               $   2.4              14
     ====================================================================

     * Relates to IA Holdco portion of liability (refer to Note 3).

     These severance actions will be substantially completed during the second quarter of 2002.

7.   INCOME TAXES

     The Company's effective tax rates for the three months ended March 31, 2002 and March 31, 2001 were 35% and 44%, respectively. The primary cause of this decrease was the implementation of FAS 142 and the resulting omission in the period ended March 31, 2002 of goodwill amortization, a nondeductible expense (refer to Note 2).

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2002, the Company had off-balance sheet commitments to purchase investments of $16.4 million with an estimated fair value of $16.4 million. As of March 31, 2001, there were no such off-balance sheet commitments.

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

9.   SEGMENT INFORMATION

     The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended March 31, 2001 in the chart below (refer to Note 3).

     Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                                 Non-Operating Segments
                                                            ---------------------------------
                                                                 Investment
                                                                 Management
     (Millions)                                     USFS (1)     Services (2)        Other (3)         Total
     ---------------------------------------------------------------------------------------------------------
     2002
     Revenues from external customers               $142.5          $19.2             $(15.9)          $145.8
     Net investment income                           234.9            0.2               (0.7)           234.4
     ---------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital losses                                $377.4          $19.4             $(16.6)          $380.2
     =========================================================================================================

     Operating earnings (4)                          $39.2           $4.7             $(4.1)            $39.8
     Net realized capital losses, net of
      tax                                             (9.9)            --               (1.0)           (10.9)
     ---------------------------------------------------------------------------------------------------------
     Net income (loss)                               $29.3           $4.7              $(5.1)           $28.9
     =========================================================================================================
     2001
     Revenues from external customers               $161.3          $32.5             $(18.5)          $175.3
     Net investment income                           222.5            0.4                1.3            224.2
     ---------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital (losses) gains                        $383.8          $32.9             $(17.2)          $399.5
     =========================================================================================================

     Operating earnings (4)                          $51.9           $8.0            $(21.3)            $38.6
     Net realized capital losses, net of
      tax                                             (2.5)            --                 --             (2.5)
     ------------------------------------- ---------------- -------------- ------------------ ----------------
     Net income (loss)                               $49.4           $8.0              (21.3)           $36.1
     ===================================== ================ ============== ================== ================

     (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts, mutual funds, distribution services for annuities and mutual funds, programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options, wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company, investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.

     (2) Investment Management Services includes investment advisory services to affiliated and unaffiliated institutional and retail clients, underwriting, distribution for Company mutual funds and a former affiliate's separate accounts, and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 3).

     (3) In 2002, Other includes consolidating adjustments and other items not allocated back to the USFS segment. In 2001, Other includes consolidating adjustments, amortization of goodwill and other items not allocated back to the USFS segment.

     (4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

ITEM 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
-----------------------------------------------------------

The following analysis presents a review of the Company for the three month periods ended March 31, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein, as well as the "Management's Analysis of the Results of Operations" section contained in ILIAC's 2001 Annual Report on Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

In the fourth quarter of 2001, ING announced its decision to pursue a more fully intergrated U.S. structure that would separate manufacturing from distribution in its retail and worksite operations to support a more customer-focused business strategy. As a result of the integration, the Company's Worksite Products and Individual Products operating segments were realigned into one reporting segment, U.S. Financial Services ("USFS"). Accordingly, the financial results of the prior period were restated.

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new standards resulted in an increase in net income of $15.5 million for the three months ended March 31, 2002. The Company is performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Company has not yet determined the effect of adoption on its financial position and results of operations.

NATURE OF BUSINESS

USFS offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, USFS offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. USFS also offers pension plan administrative services.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses several critical accounting policies which are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

U.S. FINANCIAL SERVICES

OPERATING SUMMARY

                                                                                   Three Months Ended March 31,
                                                                                ------------------------------------
 (Millions)                                                                           2002                2001
--------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                                    $      27.2         $      31.8
Contract and other charges assessed against policyholders                             115.3               129.5
Net investment income                                                                 234.9               222.5
Net realized capital losses                                                           (15.2)               (4.0)
--------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                   362.2               379.8
--------------------------------------------------------------------------------------------------------------------
Interest credited and other benefits to policyholders                                 183.0               183.4
Operating expenses                                                                    101.7                89.7
Amortization of deferred policy acquisition costs and value of business
 acquired                                                                              32.5                30.8
--------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                                     317.2               303.9
--------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                             45.0                75.9
Income taxes                                                                           15.7                26.5
--------------------------------------------------------------------------------------------------------------------
      Net income                                                                $      29.3         $      49.4
====================================================================================================================
Net realized capital losses, net of tax (included above)                        $      (9.9)        $      (2.5)
====================================================================================================================
Deposits (not included in premiums above)
    Annuities--fixed options                                                    $     317.4         $     410.3
    Annuities--variable options                                                     1,357.2             1,230.8
--------------------------------------------------------------------------------------------------------------------
    Total--deposits                                                             $   1,674.6         $   1,641.1
====================================================================================================================
Assets Under Management
    Annuities--fixed options  (2)                                               $  13,615.3         $  12,770.8
    Annuities--variable options (3)                                                28,789.0            28,774.9
--------------------------------------------------------------------------------------------------------------------
       Subtotal - annuities                                                        42,404.3            41,545.7
    Plan Sponsored and Other                                                        9,154.3             8,180.3
--------------------------------------------------------------------------------------------------------------------
    Total--assets under management                                                 51,558.6            49,726.0
Assets under administration  (4)                                                   11,470.0             8,636.5
--------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                $  63,028.6         $  58,362.5
====================================================================================================================

(1) Includes $20.7 million and $24.2 million for the three months ended March 31, 2002 and 2001, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes net unrealized capital gains of $98.4 million and $293.5 million at March 31, 2002 and 2001, respectively.

(3) Includes $11,704.5 million at March 31, 2002 and $11,392.6 million at March 31, 2001 related to assets invested through the Company's products in unaffiliated mutual funds.

(4) Represents assets for which the Company provides administrative services only.

USFS net income decreased $20.1 million for the three months ended March 31, 2002 compared to the same period in 2001. Excluding net realized capital losses, net income for the three months ended March 31, 2002 decreased $12.7 million, or 25%, compared to the same period in 2001. The decrease in net income excluding realized capital losses is primarily the result of a decrease in contract and other charges assessed against customers and an increase in operating expenses, partially offset by an increase in net investment income.

Substantially all of the contract and other charges assessed to policyholders are calculated based on assets under management and administration, excluding annuities with fixed options ("variable assets"). Compared to March 31, 2001, variable assets increased 8% due to additional net deposits partially offset by a decline in the stock market. However, contract and other charges assessed to policyholders decreased $14.2 million for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to the decrease in average variable assets. On average, for the first quarter of 2002, variable assets were significantly lower than the first quarter of 2001 due to a decline in the stock market that began late in the first quarter of 2001.

Operating expenses increased $12.0 million for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to higher corporate and service charges from the Company's parent and other affiliates who provide services to the Company.

Net investment income increased $12.4 million for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to an increase in assets under management related to annuities with fixed options.

Annuity deposits relate to annuity contracts not containing life contingencies. Compared to the first quarter of 2001, deposits for the three months ended March 31, 2002 increased 2%.

NON-OPERATING SEGMENTS

The non-operating segments of the Company include Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to Holdco on February 28, 2002 (refer to Note 3 of the Condensed Notes to the Financial Statements). Non-operating segments also include other items not directly allocable to the USFS operating segment, such as amortization of goodwill for 2001 (refer to Note 9 of the Condensed Notes to the Financial Statements).

Investment Management Services' net income for the three months ended March 31, 2002 was $4.7 million compared to $8.0 million for the same period in 2001. The 2002 results reflect operating results through February 28, 2002 only.

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

   (Millions)                                                 March 31, 2002          December 31, 2001
   -----------------------------------------------------------------------------------------------------------
   Debt securities, available for sale, at fair value (1)     $    13,931.8             $    14,007.1
   Equity securities, at fair value:
       Non-redeemable preferred stock                                  25.1                      24.6
       Investment in affiliated mutual funds                           23.8                      25.0
       Common stock                                                     0.2                       0.7
   Short-term investments                                               8.7                      31.7
   Mortgage loans                                                     251.5                     241.3
   Policy loans                                                       317.9                     329.0
   Other investments                                                   30.8                      18.2
   -----------------------------------------------------------------------------------------------------------
        Total Investments                                     $    14,589.8             $    14,677.6
   ===========================================================================================================

     (1)  At March 31, 2002 and December 31, 2001, $796.7 million and $467.2 million, respectively, of debt securities were pledged to creditors.

DEBT SECURITIES

At both March 31, 2002 and December 31, 2001, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (herein after referred to as "total debt securities") represented 95% of the total general account invested assets. For the same periods, $10.7 billion, or 77% of total debt securities, and $11.4 billion, or 81% of total debt securities, respectively, supported experience-rated products. Total debt securities reflected net unrealized capital gains of $98.4 million and $291.0 million at March 31, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at March 31, 2002 and December 31, 2001.

The percentage of total debt securities by quality rating category is as follows:

                                        March 31, 2002         December 31, 2001
--------------------------------------------------------------------------------------
AAA                                          54.3%                    54.0%
AA                                            6.6                      6.6
A                                            18.5                     18.0
BBB                                          16.0                     16.1
BB                                            2.3                      2.8
B and Below                                   2.3                      2.5
--------------------------------------------------------------------------------------
   Total                                    100.0%                   100.0%
======================================================================================

The percentage of total debt securities by market sector is as follows:

                                        March 31, 2002         December 31, 2001
--------------------------------------------------------------------------------------
U.S. Corporate                                40.3%                    41.5%
Residential Mortgage-backed                   35.2                     32.7
Commercial/Multifamily Mortgage-backed         9.2                      9.5
Foreign (1)                                    8.2                      8.5
U.S. Treasuries/Agencies                       1.4                      2.0
Asset-backed                                   5.7                      5.8
------------------------------------------------------ -----------------------
  Total                                     100.0%                   100.0%
====================================================== =======================

(1)  Primarily U.S. dollar denominated

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" section of ILIAC's 2001 Annual Report on Form 10-K contains discussions of important risk factors related to the Company's businesses.

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


ITEM 5.  OTHER INFORMATION

RATINGS

The Company's financial strength ratings at May 7, 2002 are as follows:

                                        Rating Agencies
            ----------------------------------------------------------------------------------
                                                    Moody's Investors
            A.M. Best            Fitch              Service                Standard & Poor's
            ----------------------------------------------------------------------------------
            A+                   AA+                Aa2                    AA+


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K.

               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ING LIFE INSURANCE AND ANNUITY COMPANY
                                       --------------------------------------
                                                     (Registrant)



      May 14, 2002                     By   /s/ Wayne R. Huneke
----------------------                     ---------------------------------
        (Date)                              Wayne R. Huneke
                                            Director and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)