Form 10-Q
period 2002-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2002-08-14
CIK 837010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002
                                      --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________________to


Commission file number:    333-84299, 333-30694, 333-34014, 333-86278,
                           -------------------------------------------
                           333-49593, 333-48774, 333-75062, 333-86276
                           -------------------------------------------



                     ING LIFE INSURANCE AND ANNUITY COMPANY
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                          71-0294708
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                               identification no.)

151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT                               06156
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (860) 273-0123
                                                   --------------


--------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report


Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of August 12, 2002.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)


                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       ------
PART I.     FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Financial Statements:
               Condensed Consolidated Statements of Income                               3
               Condensed Consolidated Balance Sheets                                     4
               Condensed Consolidated Statements of Changes in Shareholder's Equity      5
               Condensed Consolidated Statements of Cash Flows                           6
               Notes to Condensed Consolidated Financial Statements                      7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       14


PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings                                                        20

   Item 5.     Other Information                                                        20

   Item 6.     Exhibits and Reports on Form 8-K                                         20

Signature                                                                               21

PART I.   FINANCIAL INFORMATION

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (millions)


                                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------             -------------------------
                                                                  2002                2001                2002               2001
                                                                  ----                ----                ----               ----
Revenue:
   Premiums                                                      $ 24.5              $ 29.1              $ 51.7             $ 60.9
   Contract and other charges assessed against
      policyholders                                               110.8               143.0               229.4              286.5
   Net investment income                                          265.0               215.5               499.4              439.7
   Net realized capital (losses) gains                            (49.0)               24.3               (65.7)              20.3
                                                                 ------              ------              ------             ------
        Total revenue                                             351.3               411.9               714.8              807.4

Benefits and expenses:
   Interest credited and other benefits to
      policyholders                                               193.1               182.0               376.1              365.4
   Operating expenses                                              82.4                92.4               186.3              195.1
   Amortization:
      Deferred policy acquisition costs and value
          of business acquired                                     36.5                27.9                69.0               58.7
      Goodwill                                                       --                14.6                   -               28.9
                                                                 ------              ------              ------             ------
          Total benefits and expenses                             312.0               316.9               631.4              648.1
                                                                 ------              ------              ------             ------

Income before income taxes                                         39.3                95.0                83.4              159.3

   Income taxes                                                    12.9                39.1                28.1               67.3
                                                                 ------              ------              ------             ------

Net income                                                       $ 26.4              $ 55.9              $ 55.3             $ 92.0
                                                                 ======              ======              ======             ======


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                            CONDENSED BALANCE SHEETS
                          (millions, except share data)


                                                                     JUNE 30,        DECEMBER 31,
                                                                       2002              2001
                                                                     --------        ------------
ASSETS                                                             (Unaudited)
Investments:
   Debt securities, available for sale, at fair value
     (amortized cost: $13,124.6 and $13,249.2)                      $ 13,473.4       $ 13,539.9
   Equity securities, at fair value (cost: $94.5 and $52.2)               98.7             50.3
   Short-term investments                                                  7.7             31.7
   Mortgage loans                                                        341.5            241.3
   Policy loans                                                          310.2            329.0
   Other investments                                                      49.7             18.2
   Securities pledged to creditors (amortized cost: $886.9
     and $466.9)                                                         891.4            467.2
                                                                    ----------       ----------
Total investments                                                     15,172.6         14,677.6

Cash and cash equivalents                                                   --             82.0
Short-term investments under securities loan agreement                   974.4            488.8
Accrued investment income                                                162.6            160.9
Reciprocal loan with affiliate                                            61.3            191.1
Reinsurance recoverable                                                2,938.9          2,990.7
Deferred policy acquisition costs                                        176.8            121.3
Value of business acquired                                             1,559.3          1,601.8
Goodwill (net of accumulated amortization of $61.8 in
   2002 and 2001)                                                      2,412.1          2,412.1
Other assets                                                             305.8            215.8
Separate Accounts assets                                              30,965.2         32,663.1
                                                                    ----------       ----------
                Total assets                                        $ 54,729.0       $ 55,605.2
                                                                    ==========       ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Future policy benefits                                            $ 4,017.0        $ 3,996.8
   Unpaid claims and claim expenses                                       20.7             28.8
   Policyholders' funds left with the Company                         12,547.0         12,135.8
                                                                    ----------       ----------
Total insurance reserve liabilities                                   16,584.7         16,161.4

Payables under securities loan agreement                                 974.4            488.8
Current income taxes                                                      90.6             59.2
Deferred income taxes                                                    169.5            153.7
Cash overdrafts                                                           10.3                -
Other liabilities                                                      1,472.6          1,624.7
Separate Accounts liabilities                                         30,965.2         32,663.1
                                                                    ----------       ----------
                Total liabilities                                     50,267.3         51,150.9

Shareholder's equity:
  Common capital stock, par value $50 (100,000 shares
   authorized, 55,000 issued and outstanding)                              2.8              2.8
  Paid-in capital                                                      4,265.1          4,292.4
  Accumulated other comprehensive gain                                    58.8             46.6
  Retained earnings                                                      135.0            112.5
                                                                    ----------       ----------
                 Total shareholder's equity                            4,461.7          4,454.3
                                                                    ----------       ----------

                 Total liabilities and shareholder's equity         $ 54,729.0       $ 55,605.2
                                                                    ==========       ==========


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (millions)


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                      2002              2001
                                                    ---------        ---------
Shareholder's equity, beginning of period           $ 4,454.3        $ 4,344.6
Comprehensive income
    Net income                                           55.3             92.0
    Other comprehensive income, net of tax:
         Unrealized gains (losses) on securities
         ($17.6 million, $(5.1) million, pretax)         12.2             (3.3)
                                                    ---------        ---------
  Total comprehensive income                             67.5             88.7

Distribution of IA Holdco                               (60.1)              --
                                                    ---------        ---------
Shareholder's equity, end of period                 $ 4,461.7        $ 4,433.3
                                                    =========        =========


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (millions)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                       2002              2001
                                                                     ---------         ---------
Net cash used for operating activities                               $   (85.0)        $   (76.3)
Cash Flows from Investing Activities:
         Proceeds from sales of:
            Debt securities available for sale                         7,591.0           5,063.7
            Equity securities                                              0.2               4.9
            Other investments                                            245.5               2.6
         Investment maturities and collections of:
            Debt securities available for sale                           799.8             525.0
            Short-term investments                                     6,536.1           2,609.7
         Cost of investment purchases in:
            Debt securities available for sale                        (8,920.0)         (6,897.4)
            Equity securities                                            (59.2)            (13.7)
            Short-term investments                                    (6,330.1)         (1,850.1)
            Mortgages                                                   (345.7)                -
        Decrease in policy loans                                          18.9               3.5
         Decrease in property and equipment                                7.1              22.5
         Other, net                                                      (36.2)              0.3
                                                                     ---------         ---------
Net cash used for investing activities                                  (492.6)           (529.0)

Cash Flows from Financing Activities:
         Deposits and interest credited for investment contracts         967.6             985.4
         Withdrawals of investment contracts                            (526.5)           (670.9)
         Transfers from (to) separate accounts                            44.2             (90.1)
                                                                     ---------         ---------

Net cash provided by financing activities                                485.3             224.4
                                                                     ---------         ---------

Net decrease in cash and cash equivalents                                (92.3)           (380.9)
Cash and cash equivalents, beginning of period                            82.0             796.3
                                                                     ---------         ---------

Cash and cash equivalents, end of period                               $ (10.3)          $ 415.4
                                                                     =========         =========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     These condensed interim consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC, and, through February 28, 2002, Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

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

     Operating results for six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Effective with the first quarter of 2002, the Company has one operating segment for its continuing operations, U.S. Financial Services ("USFS") (refer to Note 3).

     USFS offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, USFS offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. USFS also offers investment advisory services and pension plan administrative services.

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

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $15.5 million and $30.9 million for the three months and six months ended June 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under FAS 142 for all periods presented, the Company's net income for the three months and six months ended June 30, 2001 would have been as follows:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
     (MILLIONS)                                     JUNE 30, 2001           JUNE 30, 2001
     ------------------------------------------- ----------------------- -----------------------
     Reported net income                              $  55.9                 $   92.0
     Add back goodwill amortization                      14.6                     28.9
     ------------------------------------------- ----------------------- -----------------------
     Adjusted net income                              $  70.5                  $ 120.9
     =========================================== ======================= =======================

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     FAS No.133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company's financial statements beginning January 1, 2001, and requires companies to record all derivatives on the balance sheet as either assets or liabilities and to measure them at fair value. Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivatives . There have been no significant changes in the values of the Company's holdings of derivatives and embedded derivative instruments since December 31, 2001.

3.   RECENT DEVELOPMENTS

     On February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment will no longer be reflected as an operating segment of the Company (refer to Note 9).

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

4.   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income related to changes in unrealized (losses) gains on securities (excluding those related to experience-rated policyholders) were as follows:


                                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
     (MILLIONS)                                                     2002           2001              2002             2001
     ----------------------------------------------------------------------------------------------------------------------------
     Unrealized holding gains (losses) arising during
     the period (1)                                                $ 26.9         $(17.6)           $(11.3)          $15.0
     Less:  Reclassification adjustments for accretion of
       net investment discounts and (losses) gains included
       in net income (2)                                           $(21.4)        $ 16.2            $(23.5)          $18.3
     ------------------------------------------------------- ----------------- ------------------ -------------- ----------------
     Net unrealized gains (losses) on securities                   $ 48.3         $(33.8)           $ 12.2           $(3.3)
     ======================================================= ================= ================== ============== ================

     (1) Pretax unrealized holding gains (losses) were $(18.5) million and $23.1 million for the six months ended June 30, 2002 and June 30, 2001, respectively and were $40.4 million and $(27.0) million for the three months ended June 30, 2002 and 2001, respectively.

     (2) Pretax reclassification adjustments for accretion of net investment discounts and (losses) gains included in net income were $(36.1) million and $28.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively and were $(32.8) million and $25 million for the three months ended June 30, 2002 and 2001, respectively.

5.   VALUE OF BUSINESS ACQUIRED

     Value of business acquired ("VOBA") is an asset and represents the present value of estimated net cash flows embedded in the Company's contracts indirectly acquired by ING. VOBA is amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts and pension contracts).

     Activity for the six months ended June 30, 2002 and 2001 for VOBA was as follows:

      (MILLIONS)                                               2002             2001
     -------------------------------------------------- ----------------- ----------------
      Balance at January 1                                   $1,601.8          $1,780.9
      Additions                                                  13.7              49.9
      Interest                                                   49.1              60.5
      Amortization                                             (105.3)           (116.9)
     -------------------------------------------------- ----------------- ----------------
      Balance at June 30                                     $1,559.3          $1,774.4
     ================================================== ================= ================

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

     Activity for the six months ended June 30, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (MILLIONS)                                   SEVERANCE LIABILITY      POSITIONS
     ------------------------------------------- --------------------- ------------------
     Balance at December 31, 2001                     $  28.4                 580
     Actions taken                                       12.2                 341
     ------------------------------------------- --------------------- ------------------
     Balance at June 30, 2002                            16.2                 239
     =========================================== ===================== ==================

     In accounting for its acquisition by ING, the Company established a severance liability of $13.6 million for costs related to the elimination of 132 positions in conjunction with the integration of the Company's and ING's businesses. The liability was later revised to $16.9 million for the elimination of 233 positions. These severance actions were substantially completed during the second quarter of 2002.

7.   INCOME TAXES

     The Company's effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were 33.4% and 42.2%, respectively. This decrease reflects the implementation of FAS 142 (refer to Note 2) which ceased the amortization of goodwill, a nondeductible expense, and an increase in the deduction allowed for dividends received.

8.   SEGMENT INFORMATION

     The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended June 30, 2001 in the chart below and on the following page (refer to Note 3).

     Summarized financial information for the Company's principal operations for the three months ended June 30, 2002 and 2001 was as follows:

                                                          NON-OPERATING SEGMENTS
                                                        ---------------------------
                                                         INVESTMENT
                                                         MANAGEMENT
         (MILLIONS)                          USFS (1)    SERVICES (2)   OTHER (3)        TOTAL
        --------------------------------- ------------- ------------- ------------ ----------------
        2002
         Revenues from external customers     $141.7       $  --         $ (6.4)        $135.3
         Net investment income                 254.0          --           11.0          265.0
         -------------------------------- ------------- ------------- ------------ ----------------
         Total revenue excluding net
          realized capital gains
          (losses)                            $395.7       $  --         $  4.6         $400.3
         ================================ ============= ============= ============ ================

         Operating earnings (4)               $ 40.2       $  --         $ 18.1         $ 58.3
         Net realized capital losses,
          net of tax                            (2.0)         --         $(29.9)         (31.9)
         -------------------------------- ------------- ------------- ------------ ----------------
         Net income (loss)                    $ 38.2       $  --         $(11.8)        $ 26.4
         ================================ ============= ============= ============ ================
         2001

         Revenues from external customers     $158.4       $29.7         $(16.0)        $172.1

         Net investment income                 221.5         0.5           (6.5)         215.5
         -------------------------------- ------------- ------------- ------------ ----------------
         Total revenue excluding net
          realized capital gains
          (losses)                            $379.9       $30.2         $(22.5)        $387.6
         ================================ ============= ============= ============ ================

         Operating earnings (4)               $ 59.4       $ 7.1         $(26.2)        $ 40.2
         Net realized capital gains, net
          of tax                                15.7          --             --           15.7
         -------------------------------- ------------- ------------- ------------ ----------------
         Net income (loss)                    $ 75.1       $ 7.1         $(26.2)        $ 55.9
         ================================ ============= ============= ============ ================

     (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.

     (2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 3).

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

     Summarized financial information for the Company's principal operations for the six months ended June 30, 2002 and 2001 was as follows:

                                                          NON-OPERATING SEGMENTS
                                                        ---------------------------
                                                         INVESTMENT
                                                         MANAGEMENT
         (MILLIONS)                          USFS (1)    SERVICES (2)   OTHER (3)        TOTAL
         -------------------------------- ------------- ------------- ------------- ---------------
         2002
         Revenues from external customers     $284.2       $19.2         $(22.3)        $281.1

         Net investment income                 488.9         0.2           10.3          499.4
         -------------------------------- ------------- ------------- ------------- ---------------
         Total revenue excluding net
          realized capital gains
          (losses)                            $773.1       $19.4         $(12.0)        $780.5
         ================================ ============= ============= ============= ===============


         Operating earnings (4)               $ 79.3       $ 4.7         $ 14.0         $ 98.0
         Net realized capital losses,
          net of tax                           (11.8)         --          (30.9)         (42.7)
         -------------------------------- ------------- ------------- ------------- ---------------
         Net income (loss)                    $ 67.5       $ 4.7         $(16.9)        $ 55.3
         ================================ ============= ============= ============= ===============
         2001
         Revenues from external customers     $319.7       $62.2         $(34.5)        $347.4
         Net investment income                 444.0         0.9           (5.2)         439.7
         -------------------------------- ------------- ------------- ------------- ---------------
         Total revenue excluding net
          realized capital gains
          (losses)                            $763.7       $63.1         $(39.7)        $787.1
         ================================ ============= ============= ============= ===============
         Operating earnings (4)               $111.3       $15.1          (47.6)        $ 78.8
         Net realized capital gains, net
          of tax                                13.2          --             --           13.2
         -------------------------------- ------------- ------------- ------------- ---------------
         Net income (loss)                    $124.5       $15.1         $(47.6)        $ 92.0
         ================================ ============= ============= ============= ===============

          (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.

          (2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note
               3).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis presents a review of the Company for the three month and six month periods ended June 30, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in ILIAC's 2001 Annual Report on Form 10-K.

OVERVIEW

RECENT DEVELOPMENTS

In the fourth quarter of 2001, ING announced its decision to pursue a more fully integrated U.S. structure that would separate manufacturing from distribution in its retail and worksite operations to support a more customer-focused business strategy. As a result of the integration, the Company's Worksite Products and Individual Products operating segments were realigned into one reporting segment, U.S. Financial Services ("USFS"). Accordingly, the financial results of the prior period were restated to align with this new reporting segment.

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

The Company adopted the new statement effective January 1, 2002. Application of the non-amortization provisions of the new standard resulted in an increase in net income of $15.5 million and $30.9 million for the three months and six months ended June 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

NATURE OF BUSINESS

USFS offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, USFS offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. USFS also offers investment advisory services and pension plan administrative services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses critical accounting policies, which are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
USFS

OPERATING SUMMARY

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------- ---------------------------------
(Millions)                                                        2002             2001               2002            2001
---------------------------------------------------------------------------- ----------------- --------------- -----------------
Premiums (1)                                                  $      24.5      $      29.1        $      51.7     $      60.9
Contract and other charges assessed against
   policyholders                                                    117.2            129.3              232.5           258.8
Net investment income                                               254.0            221.5              488.9           444.0
Net realized capital (losses) gains                                  (3.0)            24.3              (18.2)           20.3
----------------------------------------------------------- ---------------- ------------------ --------------- ----------------
      Total revenue                                                 392.7            404.2              754.9           784.0
----------------------------------------------------------- ---------------- ------------------ --------------- ----------------
Interest credited and other benefits to policyholders               193.1            182.0              376.1           365.4
Operating expenses                                                   80.0             78.8              181.7           168.5
Amortization of deferred policy acquisition costs and
 value of business acquired                                          59.5             27.9               92.0            58.7
----------------------------------------------------------- ---------------- ------------------ --------------- ----------------
      Total benefits and expenses                                   332.6            288.7              649.8           592.6
----------------------------------------------------------- ---------------- ------------------ --------------- ----------------
Income from operations before income taxes                           60.1            115.5              105.1           191.4
Income taxes                                                         21.9             40.4               37.6            66.9
----------------------------------------------------------- ---------------- ------------------ --------------- -----------------
      Net income                                              $      38.2      $      75.1        $      67.5     $     124.5
=========================================================== ================ ================== =============== =================
Net realized capital (losses) gains, net of tax (included
 above)                                                       $     (2.0)      $     15.7         $    (11.8)     $      13.2
=========================================================== ================ ================== =============== =================
Deposits (not included in premiums above)
     Annuities -fixed options                                 $     338.2      $     387.4        $     655.6     $     797.7
    Annuities -variable options                                   1,082.4          1,035.1            2,439.6         2,265.9
----------------------------------------------------------- ---------------- ------------------ --------------- -----------------
    Total - deposits                                          $   1,420.6      $   1,422.5        $   3,095.2     $   3,063.6
=========================================================== ================ ================== =============== =================
Assets Under Management
    Annuities - fixed options (2)                                                                 $  13,792.1     $  12,870.3
         Annuities - variable options (3)                                                            26,106.0        30,495.4
----------------------------------------------------------- ---------------- ------------------ --------------- -----------------
       Subtotal - annuities                                                                          39,898.1        43,365.7
    Plan Sponsored and Other                                                                          9,323.5         8,423.5
----------------------------------------------------------- ---------------- ------------------ --------------- -----------------
    Total - assets under management                                                                  49,221.6        51,789.2
Assets under administration (4)                                                                      11,048.4         9,985.1
----------------------------------------------------------- ---------------- ------------------ --------------- -----------------
Total assets under management and administration                                                  $  60,270.0     $  61,774.3
=========================================================== ================ ================== =============== =================

(1) Includes $18.4 million and $21.9 million for the three months ended June 30, 2002 and 2001, respectively, and $39.1 million and $46.0 million for the six months ended June 30, 2002 and 2001, respectively, of annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Excludes net unrealized capital gains of $353.3 million and $146.9 million at June 30, 2002 and 2001, respectively.

(3) Includes $10,512.2 million at June 30, 2002 and $12,201.4 million at June 30, 2001 related to assets invested through the Company's products in unaffiliated mutual funds.

(4) Represents assets for which the Company provides administrative services only.

USFS net income decreased $36.9 million for the three months ended June 30, 2002 compared to the same period in 2001. Excluding net realized capital losses and gains, net income for the three months ended June 30, 2002 decreased $19.2 million, or 32%, compared to the same period in 2001. Net income decreased by $57.0 million for the six months ended June 30, 2002 compared to the same period in 2001. Excluding net realized capital losses and gains, net income for the six months ended June 30, 2002 decreased $32.0 million, or 29%, compared to the same period in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in net income, excluding realized capital losses and gains, for the three and six months ended June 30, 2002, is primarily the result of an increase in amortization of deferred policy acquisition costs and value of business acquired and a decrease in contract and other charges assessed against customers, partially offset by an increase in net investment income (net of interest credited to policyholders). The decrease for the six months ended June 30, 2002 also reflects an increase in operating expenses.

Amortization of deferred policy acquisition costs and value of business acquired increased $31.6 million and $33.3 million for the three and six months ended June 30, 2002, respectively, primarily due to a decline in variable assets and revised estimates for future asset growth due to the decline in the stock market.

Substantially all of the contract and other charges assessed to policyholders are calculated based on assets under management and administration, excluding annuities with fixed options ("variable assets"). Contract and other charges assessed to policyholders decreased $12.1 million and $26.3 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001, primarily due to the decrease in average variable assets. On average, for the first six months of 2002, variable assets were significantly lower than the first six months of 2001 due to a decline in the stock market that began late in the first quarter of 2001, partially offset by additional net deposits.

Net investment income (net of interest credited to policyholders) increased for the three and the six months ended June 30, 2002 compared to the same periods in 2001 primarily due to an increase in assets under management related to annuities with fixed options and higher investment yields.

Operating expenses increased $13.2 million for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to higher allocations of corporate and service charges from the Company's parent and other affiliates who provide services to the Company.

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

Investment Management Services' net income for the six months ended June 30, 2002 was $4.7 million compared to $15.1 million for the same period in 2001. The 2002 results reflect operating results through February 28, 2002 only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL ACCOUNT INVESTMENTS

The Company's invested assets were comprised of the following:

   (MILLIONS)                                                          JUNE 30, 2002            DECEMBER 31, 2001
   -------------------------------------------------------------- ------------------------- ----------------------
   Debt securities, available for sale, at fair value (1)             $    14,364.8             $    14,007.1
   Equity securities, at fair value                                            98.7                      50.3
   Short-term investments                                                       7.7                      31.7
   Mortgage loans                                                             341.5                     241.3
   Policy loans                                                               310.2                     329.0
   Other investments                                                           49.7                      18.2
   --------------------------------------------------------------------------------------- -----------------------
        Total Investments                                             $    15,172.6             $    14,677.6
   ============================================================== ========================= ==========================

     (1)  At June 30, 2002 and December 31, 2001, $891.4 million and $467.2 million, respectively, of debt securities were pledged to creditors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEBT SECURITIES

At both June 30, 2002 and December 31, 2001, the Company's carrying value of available for sale debt securities including debt securities pledged to creditors (hereinafter referred to as "total debt securities") represented 95% of the total general account invested assets. For the same periods, $10.5 billion, or 73% of total debt securities, and $11.4 billion, or 81% of total debt securities, respectively, supported experience-rated products. Total debt securities reflected net unrealized capital gains of $353.3 million and $291.0 million at June 30, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of debt securities be of high quality and be well diversified by market sector. The debt securities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's debt security portfolio was AA- at June 30, 2002 and December 31, 2001.

The percentage of total debt securities by quality rating category is as follows:

                                             JUNE 30, 2002              DECEMBER 31, 2001
------------------------------------- ---------------------------- -----------------------------
AAA                                                52.5%                        54.0%
AA                                                  6.9                          6.6
A                                                  19.5                         18.0
BBB                                                16.9                         16.1
BB                                                  2.6                          2.8
B and Below                                         1.6                          2.5
------------------------------------- ---------------------------- -----------------------------
   Total                                          100.0%                       100.0%
===================================== ============================ =============================

The percentage of total debt securities by market sector is as follows:

                                                                     JUNE 30, 2002          DECEMBER 31, 2001
--------------------------------------------------------------- ------------------------ -----------------------
U.S. Corporate                                                             41.4%                    41.5%
Residential Mortgage-backed                                                33.3                     32.7
Commercial/Multifamily Mortgage-backed                                      9.2                      9.5
Foreign (1)                                                                 9.1                      8.5
U.S. Treasuries/Agencies                                                    1.0                      2.0
Asset-backed                                                                6.0                      5.8
--------------------------------------------------------------- ------------------------ -----------------------
  Total                                                                   100.0%                   100.0%
=============================================================== ======================== =======================

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

ITEM 5.    OTHER INFORMATION

RATINGS

The Company's financial strength ratings at August 7, 2002 are as follows:

                                       RATING AGENCIES
      --------------------- ------------------ ---------------------- --------------------
                                                 Moody's Investors
           A.M. Best              Fitch               Service          Standard & Poor's
      --------------------- ------------------ ---------------------- --------------------
               A+                  AA+                  Aa2                   AA+

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K.

               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ING LIFE INSURANCE AND ANNUITY COMPANY
                                     --------------------------------------
                                                 (Registrant)



August 9, 2002                       By    /s/ Chris Duane Schreier
---------------                         -----------------------------------
    (Date)                                 Chris Duane Schreier
                                           Director and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)