Form 10-Q
period 2002-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2002-11-14
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

   (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002
                                         ------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to

Commission file number:   333-86276, 333-86278, 333-60016
                          -------------------------------


                     ING LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Connecticut                                                           71-0294708
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


151 Farmington Avenue, Hartford, Connecticut 06156
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (866) 723-4646
                                                   ---------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of November 12, 2002, all of which were directly owned by ING Retirement Holdings, Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)
                  Form 10-Q for period ended September 30, 2002


                                      INDEX

                                                                                              PAGE
                                                                                             ------
PART I.             FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.          Financial Statements:
                       Condensed Consolidated Statements of Income                              3
                       Condensed Consolidated Balance Sheets                                    4
                       Condensed Consolidated Statements of Changes in Shareholder's Equity     5
                       Condensed Consolidated Statements of Cash Flows                          6
                       Notes to Condensed Consolidated Financial Statements                     7

   Item 2.          Management's Narrative Analysis of the Results of
                       Operations and Financial Condition                                      13

   Item 4.          Controls and Procedures                                                    19

PART II.            OTHER INFORMATION

   Item 1.          Legal Proceedings                                                          20

   Item 6.          Exhibits and Reports on Form 8-K                                           20

Signatures                                                                                     21

Certifications                                                                                 22

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      ------------------------------
                                                                  2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
Revenue:
   Premiums                                                   $       28.1     $       22.2      $       79.8      $       83.1
   Fee income                                                        105.5            132.6             334.9             419.1
   Net investment income                                             218.9            222.4             718.3             662.1
   Net realized capital gains (losses)                                (2.7)            10.0             (68.4)             30.3
                                                              ------------     ------------      ------------      ------------
            Total revenue                                            349.8            387.2           1,064.6           1,194.6

Benefits and expenses:
   Benefits:
       Interest credited and other benefits to
        policyholders                                                194.7            181.8             570.8             547.2
   Underwriting, acquisition, and insurance expenses:
       Operating expenses                                             90.2             91.5             276.5             286.6
   Amortization:
       Deferred policy acquisition costs and
          value of business acquired                                  88.0             30.6             157.0              89.3
       Goodwill                                                         --             14.4                --              43.3
                                                              ------------     ------------      ------------      ------------
            Total benefits and expenses                              372.9            318.3           1,004.3             966.4
                                                              ------------     ------------      ------------      ------------
Income (loss) before income taxes                                    (23.1)            68.9              60.3             228.2

   Income tax expense (benefit)                                       (9.9)            27.1              18.2              94.4
                                                              ------------     ------------      ------------      ------------

Net income (loss)                                             $      (13.2)    $       41.8      $       42.1      $      133.8
                                                              ============     ============      ============      ============


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Millions)

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2002                2001
                                                                          -----------------     -------------
ASSETS                                                                       (UNAUDITED)
------
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost of $13,938.8 at 2002 and $13,249.2 at 2001)           $ 14,507.7            $ 13,539.9
   Equity securities, at fair value (cost of $94.5 at 2002 and
       $52.2 at 2001)                                                           95.9                  50.3
   Mortgage loans on real estate                                               427.9                 241.3
   Policy loans                                                                303.9                 329.0
   Short-term investments                                                       30.1                  31.7
   Other investments                                                            56.6                  18.2
   Securities pledged to creditors (amortized cost of $866.5 at 2002
      and $466.9 at 2001)                                                      886.4                 467.2
                                                                          -----------------     -------------
Total investments                                                           16,308.5              14,677.6

Cash and cash equivalents                                                       40.6                  82.0
Short term investments under securities loan agreement                         979.3                 488.8
Accrued investment income                                                      174.0                 160.9
Reciprocal loan with affiliate                                                 271.0                 191.1
Reinsurance recoverable                                                      2,982.9               2,990.7
Deferred policy acquisition costs                                              191.7                 121.3
Value of business acquired                                                   1,481.3               1,601.8
Goodwill (net of accumulated amortization of $61.8 in 2002
   and 2001)                                                                 2,412.1               2,412.1
Other assets                                                                   375.0                 215.8
Separate accounts assets                                                    27,498.0              32,663.1
                                                                          -----------------     -------------
              Total assets                                                $ 52,714.4            $ 55,605.2
                                                                          ================     ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Future policy benefits and claims reserves                             $  3,480.8               3,996.8
   Unearned premiums                                                            24.5                  28.8
   Other policyholder funds                                                 14,022.6              12,135.8
                                                                          -----------------     -------------
Total insurance reserves liability                                          17,527.9              16,161.4

Payables under securities loan agreement                                       979.3                 488.8
Current income taxes                                                            87.7                  59.2
Deferred income taxes                                                          169.6                 153.7
Other liabilities                                                            1,953.9               1,624.7
Separate accounts liabilities                                               27,498.0              32,663.1
                                                                          -----------------     -------------
              Total liabilities                                             48,216.4              51,150.9

Shareholder's equity:
   Common stock                                                                  2.8                   2.8
   Additional paid-in capital                                                4,265.1               4,292.4
   Accumulated other comprehensive income                                      108.3                  46.6
   Retained earnings                                                           121.8                 112.5
                                                                          -----------------     -------------
              Total shareholder's equity                                     4,498.0               4,454.3
                                                                          -----------------     -------------
              Total liabilities and shareholder's equity                  $ 52,714.4           $  55,605.2
                                                                          ================     ===============


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------      ------------------------------
                                                                  2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
Shareholder's equity, beginning of period                     $    4,461.7     $    4,433.3      $    4,454.3      $    4,344.6
Comprehensive income
   Net income (loss)                                                 (13.2)            41.8              42.1             133.8
   Other comprehensive income net of tax:
      Unrealized gain (loss) on securities
      ($94.7 and $64.8, pretax year to date)                          49.5             45.4              61.7              42.1
                                                              ------------     ------------      ------------      ------------
Total comprehensive income                                            36.3             87.2             103.8             175.9

  Distribution of IA Holdco                                             --               --             (60.1)               --
                                                              ------------     ------------      ------------      ------------
Shareholder's equity, end of period                           $    4,498.0     $    4,520.5      $    4,498.0      $    4,520.5
                                                              ============     ============      ============      ============


See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                              2002                 2001
                                                                       ------------------   ------------------
Net cash used for operating activities                                 $     (43.8)         $     (42.8)

Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                             10,809.5              8,167.9
          Equity securities                                                    9.2                  4.3
          Mortgages                                                          245.5                  3.8
    Investment maturities and collections of:
          Fixed maturities available for sale                              1,144.5                824.8
          Short-term investments                                           6,536.1              3,695.1
    Acquisition of investments:
          Fixed maturities available for sale                            (12,630.8)           (10,046.6)
          Equity securities                                                  (59.2)               (28.7)
          Short-term investments                                          (6,352.5)            (3,602.8)
          Mortgages                                                         (434.0)              (192.2)
    Increase (decrease) in policy  loans                                      25.2                   --
    Increase (decrease) in property and equipment                             11.4                (33.0)
    Other, net                                                               (42.9)                (1.8)
                                                                       ------------------   ------------------

Net cash used for investing activities                                      (738.0)            (1,209.2)

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                1,451.4              1,464.2
    Maturities and withdrawals from insurance contracts                     (789.7)              (852.7)
    Transfers from (to) separate accounts                                     78.7               (115.6)
                                                                       ------------------   ------------------

Net cash provided by financing activities                                    740.4                495.9
                                                                       ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                         (41.4)              (756.1)
Cash and cash equivalents, beginning of period                                82.0                796.3
                                                                       ------------------   ------------------


Cash and cash equivalents, end of period                               $      40.6          $      40.2
                                                                       ==================   ==================


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

     On February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO, resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

     These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. These condensed consolidated interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to 2001 financial information to conform to the 2002 presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2001 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

     Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

1.   BASIS OF PRESENTATION (continued)

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

2.   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $15.5 million and $46.5 million for the three months and nine months ended September 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income for the three months and nine months ended September 30, 2001 would have been as follows:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
     (MILLIONS)                                     SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
     ------------------------------------------------------------------------------------------
     Reported net income                              $   41.8                $   133.8
     Add back goodwill amortization                       14.4                     43.3
     ------------------------------------------------------------------------------------------
     Adjusted net income                              $   56.2                $   177.1
     ==========================================================================================

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of Business Acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

     The amortization methodology varies by product type based upon two accounting standards: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60") and Statement of Financial Accounting Standards No. 97, "Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales" ("SFAS 97").

     Under SFAS 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

     Under SFAS 97, acquisition costs for investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the lives of the policies (up to 30 years) in relation to the emergence of estimated gross profits from surrender charges; investment, mortality net of reinsurance ceded and expense margins; and actual realized gain (loss) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     Each period, company management reviews the assumptions affecting the amortization calculation related to the DAC and VOBA assets. During the third quarter of 2002, the Company revised certain of its future assumptions to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions during the third quarter was a reduction in DAC and VOBA assets of $29.5 million and additional pretax DAC and VOBA amortization of the same amount for the three months ended September 30, 2002.

4.   INVESTMENTS

     IMPAIRMENTS

     During the first nine months of 2002, the Company determined that fifty-eight fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $89.6 million to reduce the carrying value of the fixed maturities to their fair value of $132.6 million. During the first nine months of 2001, the Company determined that one fixed maturity had other than temporary impairments. As a result, at September 30, 2001, the Company recognized a total pre-tax loss of $0.6 million to reduce the carrying value of the fixed maturity to its fair value of $0.4 million.

5.   SEVERANCE

     In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (a business division of ING which includes the Company)in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $29.2 million pretax. The severance portion of this charge ($28.4 million pretax) is based on a plan to eliminate 580 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($.8 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual lease obligation.

     Activity for the nine months ended September 30, 2002 within the severance liability and positions eliminated related to such actions were as follows:

     (MILLIONS)                                  SEVERANCE LIABILITY       POSITIONS
     ------------------------------------------------------------------------------------------
     Balance at December 31, 2001                     $  28.4                 580
     Actions taken                                      (16.2)               (395)
     ------------------------------------------------------------------------------------------
     Balance at September 30, 2002                    $  12.2                 185
     ==========================================================================================

6.   INCOME TAXES

     The Company's effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 30% and 41%, respectively. The Company's effective tax rates for the three months ended September 30, 2002 and September 30, 2001 were 43% and 39%, respectively. Relative to the amount of pretax income in all periods, an increase in the deduction for dividends received and the disallowance of goodwill amortization as a deduction principally contributed to the change in the effective tax rates.

7.   SEGMENT INFORMATION

     The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended September 30, 2001 in the table below and on the following page (refer to Note 1). Effective with the third quarter of 2002, items that were previously not allocated back to USFS but reported in Other are now allocated to USFS and reported in the restated financial information for the period ending September 30, 2001.

     Summarized financial information for the Company's principal operations for the three months ended September 30, 2002 and 2001 was as follows:

                                                                   NON-OPERATING SEGMENTS
                                                                ------------------------------
                                                                  INVESTMENT
                                                                  MANAGEMENT
     (MILLIONS) (UNAUDITED)                         USFS (1)      SERVICES (2)    OTHER (3)          TOTAL
     ----------------------------------------------------------------------------------------------------------
     2002
     ----
     Revenues from external customers               $ 133.6        $    --        $    --          $ 133.6
     Net investment income                            218.9             --             --            218.9
     ----------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital gains (losses)                        $ 352.5        $    --        $    --          $ 352.5
     ==========================================================================================================
     Operating earnings (losses) (4)                $ (11.4)       $    --       $    --          $  (11.4)
     Net realized capital losses, net of tax           (1.8)            --             --             (1.8)
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)                              $ (13.2)       $    --        $    --          $ (13.2)
     ==========================================================================================================
     2001
     ----
     Revenues from external customers               $ 134.6        $  28.0        $  (7.8)         $ 154.8
     Net investment income                            222.0            0.4             --            222.4
     ----------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital gains (losses)                        $ 356.6        $  28.4         $ (7.8)        $  377.2
     ==========================================================================================================
     Operating earnings (4)                         $  29.2        $   6.2        $    --         $   35.4
     Net realized capital gains, net of tax             6.4             --             --              6.4
     ----------------------------------------------------------------------------------------------------------
     Net income                                     $  35.6        $   6.2        $    --         $   41.8
     ==========================================================================================================

(1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
(2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 1).
(3) Other includes consolidating adjustments between USFS and Investment Management Services.
(4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

7.   SEGMENT INFORMATION (continued)

     Summarized financial information for the Company's principal operations for the nine months ended September 30, 2002 and 2001 was as follows:

                                                                   NON-OPERATING SEGMENTS
                                                                ------------------------------
                                                                  INVESTMENT
                                                                  MANAGEMENT
     (MILLIONS) (UNAUDITED)                         USFS (1)      SERVICES (2)    OTHER (3)         TOTAL
     ----------------------------------------------------------------------------------------------------------
     2002
     ----
     Revenues from external customers              $  405.0        $  19.2        $  (9.5)        $  414.7
     Net investment income                            718.1            0.2             --            718.3
     ----------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital gains (losses)                       $1,123.1        $  19.4        $  (9.5)        $1,133.0
     ==========================================================================================================
     Operating earnings (4)                        $   81.9        $   4.7        $    --         $   86.6
     Net realized capital losses, net of tax          (44.5)            --             --            (44.5)
     ----------------------------------------------------------------------------------------------------------
     Net income                                    $   37.4        $   4.7        $    --         $   42.1
     ==========================================================================================================
     2001
     ----
     Revenues from external customers              $  439.7        $  90.2        $ (27.7)        $  502.2
     Net investment income                            659.6            1.3            1.2            662.1
     ----------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
      capital gains(losses)                        $1,099.3        $  91.5        $(26.5)         $1,164.3
     ==========================================================================================================
     Operating earnings (4)                        $   92.9        $  21.2        $    --         $  114.1
     Net realized capital gains, net of tax            19.6            0.1             --             19.7
     ----------------------------------------------------------------------------------------------------------
     Net income                                    $  112.5        $  21.3        $    --         $  133.8
     ==========================================================================================================

(1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
(2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 1).
(3) Other includes consolidating adjustments between USFS and Investment Management Services.
(4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the three month and nine month periods ended September 30, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's 2001 Annual Report on Form 10-K.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

OVERVIEW

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives (refer to Note 2 of Notes to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

OVERVIEW (continued)

NATURE OF BUSINESS

The Company's USFS segment offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of the Company's Annual Report on Form 10-K discusses critical accounting policies, which are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RESULTS OF OPERATIONS
USFS

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------------
(MILLIONS) (UNAUDITED)                                            2002             2001              2002              2001
-------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                  $       28.1     $       22.2      $       79.8      $       83.1
Fee income                                                           105.5            112.4             325.2             356.6
Net investment income                                                218.9            222.0             718.1             659.6
Net realized capital gains (losses)                                   (2.7)             9.9            (68.4)              30.2
-------------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                  349.8            366.5           1,054.7           1,129.5
-------------------------------------------------------------------------------------------------------------------------------
Interest credited and other benefits to policyholders                194.7            181.8             570.8             547.2
Operating expenses                                                    90.4             80.5             274.0             254.9
Amortization of goodwill                                                --             14.4                --              43.3
Amortization of deferred policy acquisition costs
  and value of business acquired                                      88.0             30.6             157.0              89.3
-------------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                    373.1            307.3           1,001.8             934.7
-------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                           (23.3)            59.2              52.9             194.8
-------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                         (10.1)            23.6              15.5              82.3
-------------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                       $      (13.2)    $       35.6      $       37.4      $      112.5
===============================================================================================================================
Net realized capital gains (losses), net of tax (included
 above)                                                       $       (1.8)    $        6.4      $      (44.5)     $       19.6
===============================================================================================================================
Deposits (not included in premiums above)
     Annuities -- fixed options                               $      186.6     $      348.2      $      842.2      $    1,145.9
     Annuities -- variable options                                   948.8            935.2           3,388.4           3,201.1
-------------------------------------------------------------------------------------------------------------------------------
     Total -- deposits                                        $    1,135.4     $    1,283.4      $    4,230.6      $    4,347.0
===============================================================================================================================
Assets under management
     Annuities -- fixed options  (2)                                                             $   14,514.7      $   13,173.3
     Annuities -- variable options (3)                                                               22,611.3          26,365.3
-------------------------------------------------------------------------------------------------------------------------------
       Subtotal -- annuities                                                                         37,126.0          39,538.6
     Plan Sponsored and Other                                                                         7,911.6           8,854.8
-------------------------------------------------------------------------------------------------------------------------------
     Total -- assets under management                                                                45,037.6          48,393.4
Assets under administration  (4)                                                                     12,631.5           9,299.0
-------------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                                 $   57,669.1      $   57,692.4
===============================================================================================================================

(1) Includes $19.1 million and $15.1 million for the three months ended September 30, 2002 and 2001, respectively, and $58.7 million and $61.1 million for the nine months ended September 30, 2002 and 2001, respectively, of annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes net unrealized capital gains of $588.8 million and $423.0 million at September 30, 2002 and 2001, respectively.
(3) Includes $8,899.5 million at September 30, 2002 and $10,030.8 million at September 30, 2001 related to deposits into the Company's products and invested in unaffiliated mutual funds.
(4) Represents assets for which the Company provides administrative services only.

The decrease in earnings, excluding goodwill amortization and net realized capital gains and losses, of $55.0 million and $54.3 million for the three and nine months ended September 30, 2002, respectively, is primarily the result of an increase in amortization of deferred policy acquisition costs and value of business acquired, a decrease in fee income, and an increase in operating expenses. The decrease for the three months ended September 30, 2002 also reflects a decrease in investment income. The decrease for the nine months ended September 30, 2002 is partially offset by an increase in investment income.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RESULTS OF OPERATIONS (continued)

Substantially all of the fee income on variable assets is calculated based on assets under management and administration. Fee income decreased $6.9 million and $31.4 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to the decrease in average variable assets. Average variable assets for the three months and nine months ended September 30, 2002 decreased compared to the same periods in 2001 primarily due to the decline in the equity markets and customer transfers to fixed options, partially offset by business growth.

Net investment income decreased $3.1 million for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to lower investment yields and a change in estimated future cashflows for certain mortgage-backed securities, partially offset by higher assets under management related to annuities with fixed options. Net investment income for the nine months ended September 30, 2002 increased by $58.5 million compared to the same period in 2001 primarily due to higher assets under management related to annuities with fixed options, partially offset by lower investments yields and a change in estimated cashflows for certain mortgage-backed securities. This $
58.5 million increase in investment income is also partially offset by an increase in interest credited and other benefits to policyholders. Interest credited and other benefits to policyholders increased by $23.6 million for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to higher assets under management. Assets under management related to annuities with fixed options as of September 30, 2002 increased compared to the same period in 2001 primarily due to customer transfers from variable options to fixed options and business growth.

Net realized capital losses of $68.4 million (pretax) for the nine months ended September 30, 2002 are primarily due to impairments of certain fixed maturities (refer to Note 4 of Notes to Condensed Consolidated Notes Financial Statements).

Operating expenses increased $9.9 million and $19.1 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to higher allocations of corporate and service charges from the Company's parent and other affiliates who provide services to the Company.

Amortization of deferred policy acquisition costs and value of business acquired increased $57.4 million and $67.7 million for the three and nine months ended September 30, 2002, respectively. Amortization is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to margins, lapse, persistency, expenses, and asset growth. Due to the significant decline in the equity markets during the three and nine months ended September 30, 2002, the assumed amount of assets under management and related future asset-based fee revenues was revised to reflect lower current asset levels, as of September 30, 2002, which resulted in a reduction of the estimated future gross profits. Additionally, during the third quarter of 2002, the Company revised certain of its future assumptions affecting the amortization of the DAC and VOBA assets to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions was additional pretax DAC and VOBA amortization for the three and nine months ended September 30, 2002 (refer to Note 3 of Notes to Condensed Consolidated Financial Statements). The reduction in estimated future gross profits, due to the decline in equity markets, and the aforementioned change in assumptions are the primary reasons for the increase in amortization for the three and nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002 (refer to Note 1 of the Condensed Consolidated Notes to the Financial Statements).

Investment Management Services' net income for the nine months ended September 30, 2002 was $4.7 million compared to $21.3 million for the same period in 2001. The 2002 results reflect operating results through February 28, 2002 only.

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At September 30, 2002 and December 31, 2001, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 94% and 95% of the total general account invested assets, respectively. For the same periods, $11.2 billion, or 73% of total fixed maturities, and $11.4 billion, or 81% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $588.8 million and $291.0 million at September 30, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2002 and December 31, 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                 SEPTEMBER 30, 2002        DECEMBER 31, 2001
-----------------------------------------------------------------------------
AAA                                     56.1%                    54.0%
AA                                       5.7                      6.6
A                                       19.1                     18.0
BBB                                     15.2                     16.1
BB                                       2.5                      2.8
B and Below                              1.4                      2.5
-----------------------------------------------------------------------------
   Total                               100.0%                   100.0%
=============================================================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The percentage of total fixed maturities by market sector is as follows:

                                        SEPTEMBER 30, 2002        DECEMBER 31, 2001
------------------------------------------------------------------------------------
U.S. Corporate                                43.9%                    41.5%
Residential Mortgage-backed                   36.4                     32.7
Commercial/Multifamily Mortgage-backed         9.0                      9.5
Foreign (1)                                    2.8                      8.5
U.S. Treasuries/Agencies                       2.4                      2.0
Asset-backed                                   5.5                      5.8
------------------------------------------------------------------------------------
  Total                                      100.0%                   100.0%
====================================================================================

(1)  Primarily U.S. dollar denominated

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to manage the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, strict adherence to investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

The Company analyzes the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are annuity premiums and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

reciprocal loan agreement with ING America Insurance Holdings, Inc., a Delaware corporation and affiliate. Under this agreement, which became effective in June 2001 and expires in April, 2011, the Company and ING AIH can borrow up to 3% of the Company's statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations which cannot be funded from operating sources.

The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

ITEM 4.  CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.
b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In recent years, a number of life insurance companies have been named as defendants in class action lawsuits relating to life insurance sales practices. The Company is currently a defendant in one such lawsuit.

A purported class action complaint was filed against the Company in the United States District Court for the Middle District of Florida on September 30, 2000, REESE, ET AL. VS. AETNA LIFE INSURANCE AND ANNUITY COMPANY (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from the Company. The Reese Complaint claims that the Company engaged in unlawful sales practices in marketing life insurance policies. Discovery currently is underway. The Company intends to defend the action vigorously.

The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations. In some cases the suing party may seek to represent a class of persons with similar claims, and may assert claims for substantial compensatory and punitive damages. While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               None

           (b) Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ING LIFE INSURANCE AND ANNUITY COMPANY
                                       ----------------------------------------
                                                 (Registrant)

November 12, 2002                      By    /s/ Chris Duane Schreier
------------------                         ------------------------------------
     (Date)                                  Chris Duane Schreier
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


                                       By    /s/ Cheryl Price
                                           ------------------------------------
                                             Cheryl Price
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

                                  CERTIFICATION

I, Chris Duane Schreier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Life Insurance and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date:    November 12, 2002
         -----------------

By       /s/ Chris Duane Schreier
         ------------------------------
         Chris Duane Schreier
         Chief Financial Officer
         (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Thomas J. McInerney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Life Insurance and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date:    November 12, 2002
         -----------------

By       /s/ Thomas J. McInerney
         ------------------------------
         Thomas J. McInerney
         President
         (Duly Authorized Officer and Principal Executive Officer)

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2002                      By    /s/ Chris Duane Schreier
------------------                         -------------------------------
     (Date)                                  Chris Duane Schreier
                                             Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section1350 and is not being filed as parT of the Report or as a separate disclosure document.

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2002                      By    /s/ Thomas J. McInerney
------------------                         -------------------------------
     (Date)                                  Thomas J. McInerney
                                             President

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section1350 and is not being filed as parT of the Report or as a separate disclosure document.