Form 10-K
period 2002-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2003-03-27
CIK 837010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002   Commission file number: 333-86276,
                                   333-86278,
                                                                       333-60016

                     ING Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Connecticut                                          71-0294708
------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or                     (IRS employer
                    organization                                   identification no.)

   151 Farmington Avenue, Hartford, Connecticut                           06156
------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code (866) 723-4646

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of Act:  None
Securities registered pursuant to Section 12(g) of Act:  None

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

                             Yes  __X__  No  ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of March 25, 2003, all of which were directly owned by ING Retirement Holdings, Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)
                           Annual Report on Form 10-K
                      For the year ended December 31, 2002

                               TABLE OF CONTENTS

Form 10-K
Item No.                                             Page
---------                                            ----
                         PART I

Item 1.    Business**..............................    3
Item 2.    Properties**............................    8
Item 3.    Legal Proceedings.......................    8
Item 4.    Submission of Matters to a Vote of
           Security Holders*.......................    8

                         PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.........    9
Item 6.    Selected Financial Data*................    9
Item 7.    Management's Narrative Analysis of the
             Results of Operations and Financial
             Condition**...........................    9
Item 7A.   Quantitative and Qualitative Disclosure
           About Market Risk.......................   17
Item 8.    Financial Statements and Supplementary
           Data....................................   18
Item 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure..................   63

                        PART III

Item 10.   Directors and Executive Officers of the
           Registrant*.............................   63
Item 11.   Executive Compensation*.................   63
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management*..................   63
Item 13.   Certain Relationships and Related
           Transactions* ..........................   63
Item 14.   Controls and Procedures.................   63

                         PART IV

Item 15.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.................   63

           Index on Financial Statement
           Schedules...............................   68
           Signatures..............................   75

  *  Item omitted pursuant to General Instruction I(2) of Form 10-K
 **  Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART 1

ITEM 1.  BUSINESS.

ORGANIZATION OF BUSINESS

ING Life Insurance and Annuity Company ("ILIAC" or the "Company"), formerly known as Aetna Life Insurance and Annuity Company ("ALIAC"), is a Connecticut stock life insurance company, which was originally organized in 1976. ILIAC, together with its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC ("IFA"), and, through February 28, 2002, ING Investment Adviser Holding Company, Inc. ("IA Holdco") is herein called the "Company." ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

On December 13, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

HOLDCO contributed IFA to the Company on June 30, 2000. On February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 million dividend distribution. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus"). Accordingly, fees earned by Aeltus were not included in Company results subsequent to the dividend date. As a result of this transaction, the Investment Management Services is no longer reflected as an operating segment of the Company.

PRODUCTS AND SERVICES

Management has determined that under Statements of Financial Accounting Standards Number 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has one operating segment, ING U.S. Financial Services ("USFS").

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

INVESTMENT OPTIONS

Annuity contracts offered by the Company contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in affiliated and/or unaffiliated mutual funds. Affiliated mutual funds include funds managed by Aeltus, a subsidiary of HOLDCO, funds managed by ING Investment Management, LLC ("IIM"), an affiliate, and funds managed by ILIAC and subadvised by outside investment advisers. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fixed options are either "fully-guaranteed" or "experience-rated". Fully-guaranteed fixed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Experience-rated fixed options require the customer to assume investment risks (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees.

FEES AND MARGINS

Insurance and expense charges, investment management fees and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects an affiliated mutual fund as a variable funding option, ILIAC may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services, which is reflected in the USFS segment's results. In the case of funds advised by Aeltus, these fees are equal to one-half the investment advisory fee Aeltus receives. Aeltus, whose operating results were reported in the Investment Management Services' segment, through February 28, 2002, records the advisory fees net of the amount it pays to ILIAC. In the case of the variable option mutual funds advised by ILIAC and subadvised by outside managers, ILIAC receives an investment advisory fee from which it pays a subadvisory fee to the outside manager.

Additionally, ILIAC may receive administrative service, distribution (12b-1) and service plan fees. If the customer selects an unaffiliated mutual fund as a variable funding option, ILIAC and/or IFA may receive 12b-1 and service plan fees, as well as, compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services.

In connection with programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, ILIAC and/or IFA may receive 12b-1 and service plan fees, as well as, compensation from the affiliated or unaffiliated fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. For fixed funding options, ILIAC earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

The substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. The Company's assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $46,426.7 million, $50,781.4 million and $53,262.4 million at December 31, 2002, 2001, and 2000, respectively.

Approximately 94% and 93% of assets under management at December 31, 2002 and 2001, respectively, allowed for contractholder withdrawal. Approximately 85% and 82% of assets under management at December 31, 2002 and 2001, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59 1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Assets under management are summarized in the Results of Operations section of Management's Narrative Analysis of the Results of Operations and Financial Condition.

A portion of the Company's fee revenue is also based on assets under administration. Assets under administration are assets for which the Company provides administrative services only. Assets under administration were $13,613.0 million at December 31, 2002, $10,317.4 million at December 31, 2001 and $8,293.7 million at December 31, 2000.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

COMPETITION

Competition arises from an array of financial services companies including other insurance companies, banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor. Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

RESERVES

Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield and mortality, including a margin for adverse deviation, which is assumed to provide for expenses. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. Of those investment contracts which are "experience-rated", the reserves also reflect net realized capital gains/losses on the sale of invested assets, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

Operations conducted by the Company are subject to regulation by various state insurance departments in the states where the Company conducts business, in particular the insurance departments of Connecticut, Florida and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices and the maximum interest rates that can be charged on policy loans.

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service also impact certain of the Company's annuity, life insurance and other investment and retirement products. These products involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").

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

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no charges to earnings for guaranty fund obligations during 2002 and no material charges during 2001 and 2000. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Analysis of the Results of Operations--Forward-Looking Information/ Risk Factors.

MISCELLANEOUS

In addition to its own employees and computer facilities and systems, the Company also uses the services of employees, computer facilities and systems of certain affiliates. Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2002. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ITEM 2.  PROPERTIES

The Company's home office is located at 151 Farmington Avenue, Hartford, Connecticut, 06156. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits arising, from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by HOLDCO which is a wholly-owned subsidiary of IRSI whose ultimate parent is ING.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2002 versus 2001.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS
No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss upon adoption of $2,412.1 million, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Consolidated Income Statement.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS

USFS

(Millions)                                2002       2001     2000 (1)
----------------------------------------------------------------------
Premiums (2)                         $    98.7  $   114.2   $   154.2
Fee income                               408.5      470.8       537.9
Net investment income                    959.2      885.5       905.8
Net realized capital (losses)           (101.0)     (21.1)      (35.6)
----------------------------------------------------------------------
      Total revenue                    1,365.4    1,449.4     1,562.3
----------------------------------------------------------------------
Interest credited and other
  benefits to policyholders              746.4      729.6       795.6
Operating expenses                       358.7      401.8       390.5
Amortization of goodwill                    --       61.9          --
Amortization of deferred policy
  acquisition costs and value of
  business acquired                      181.5      112.0       126.9
----------------------------------------------------------------------
      Total benefits and expenses      1,286.6    1,305.3     1,313.0
----------------------------------------------------------------------
Income from operations before
  income taxes                            78.8      144.1       249.3
Income tax expense                        16.0       71.7        75.0
----------------------------------------------------------------------
Income before cumulative effect of
  change                                  62.8       72.4       174.3
Cumulative effect of change in
  accounting principle                 (2412.1)        --          --
----------------------------------------------------------------------
      Net income (loss)              $(2,349.3) $    72.4   $   174.3
======================================================================
Net realized capital (losses), net
  of tax (included above)            $   (58.3) $   (13.8)  $   (23.1)
======================================================================
Deposits (not included in premiums
  above)
  Annuities--fixed options           $ 1,195.2  $ 1,440.5   $ 1,479.1
  Annuities--variable options          4,335.2    4,155.8     4,678.7
----------------------------------------------------------------------
Total--deposits                      $ 5,530.4  $ 5,596.3   $ 6,157.8
======================================================================
Assets under management
  Annuities--fixed options (3)       $14,984.5  $13,291.9   $12,450.3
  Annuities--variable options (4)     23,148.0   28,495.8    33,084.0
----------------------------------------------------------------------
      Subtotal--annuities             38,132.5   41,787.7    45,534.3
  Plan Sponsored and Other             8,294.2    8,993.7     7,728.1
----------------------------------------------------------------------
  Total--assets under management      46,426.7   50,781.4    53,262.4
Assets under administration (5)       13,613.0   10,317.4     8,293.7
----------------------------------------------------------------------
Total assets under management and
  administration                     $60,039.7  $61,098.8   $61,556.1
======================================================================

(1) Year ended 2000 reflects an aggregation of the pre-acquisition period of the eleven months ended November 30, 2000 and the post acquisition period of one month ended December 31, 2000.
(2) Includes $64.8 million in 2002, $75.0 million in 2001 and $107.8 million in 2000 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(3) Excludes net unrealized capital gains of $725.9, $291.0 and $126.9 at December 31, 2002, 2001 and 2000, respectively.
(4) Includes $9,304.1 million, $11,272.2 million and $13,492.1 million at December 31, 2002, 2001 and 2000, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(5) Represents assets for which the Company provides administrative services only.

Premiums for the year ended December 31, 2002 decreased by $15.5 million compared to the same period in 2001, reflecting a decrease in immediate annuities with life contingencies.

Fee income for the year ended December 31, 2002 decreased by $62.3 million compared to the same period in 2001, primarily due to the decrease in average variable assets under management by the

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
Company. Substantially all of the fee income on variable assets is calculated based on assets under management and administration, which decreased due to the continued decline in the equity markets, and customer transfers to fixed options.

Net investment income for the year ended December 31, 2002 increased by $73.7 million compared to the same period in 2001. This increase in net investment income is primarily due to an increase in assets under management with fixed options partially offset by lower investments yields.

Net realized capital losses for the year ended in December 31, 2002 increased by $79.9 million compared to the same period in 2001. The increase in capital losses are primarily due to impairments of certain fixed maturities (referred to in Note 2 of the Notes to Financial Statements).

Interest credited and other benefits to the policyholders for the year ended December 31, 2002 increased by $16.8 million compared to the same period in 2001, primarily due to an increase in assets under management with fixed options partially offset by a decrease in credited rates to policyholders.

Operating expenses for the year ended December 31, 2002 decreased by $43.1 million compared to the same period in 2001. The Company incurred a $29.2 million restructuring charge in 2001, there were no restructuring charges in 2002. Operating expenses, excluding the restructuring charge, decreased $13.9 million primarily due to lower employee related costs due to the Company's 2002 restructuring efforts, the reduced employee related costs were partially offset by higher expense allocations from the Company's parent and affiliates.

Goodwill amortization for the year ended December 31, 2002 decreased by $61.9 million compared to the same period in 2001. This reduction is based on the change in accounting principle FAS No. 142 that eliminates amortization of goodwill.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2002, increased by $69.5 million compared to the same period in 2001. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of the change in accounting principle for the year ended December 31, 2002 of $2,412.1 million is an impairment charge related to the implementation of FAS No. 142, which addresses accounting for goodwill and other intangible assets.

Earnings, excluding goodwill amortization, change in accounting principle and net realized capital gains and losses (net of tax), decreased by $27.0 million for the year ended December 31, 2002, as compared to the year ended
December 31, 2001. Lower earnings are primarily the result of increases

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS (continued)
to the amortization of deferred policy acquisition costs and value of business acquired, and lower fee income partially offset by higher investment income and lower expenses.

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002.

Investment Management Services' net income for the year ended December 31, 2002, was $4.7 million. The 2002 results reflect operating results through February 28, 2002 only.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At December 31, 2002 and 2001, respectively, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 94% and 96% of the total general account invested assets, respectively. For the same periods, $11,808.4 million, or 74% of total fixed maturities including securities pledged to creditors, and $11,404.0 million, or 81% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities including securities pledged to creditors reflected net unrealized capital gains of $725.9 million and $291.0 million at December 31, 2002 and 2001, respectively.

It is management's objective that the portfolio of fixed maturities is of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2002 and 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by quality rating category is as follows:

                                             December 31, 2002     December 31, 2001
------------------------------------------------------------------------------------
AAA                                                  51.9%                 54.0%
AA                                                    5.0                   6.6
A                                                    20.2                  18.0
BBB                                                  19.2                  16.1
BB                                                    2.5                   2.8
B and Below                                           1.2                   2.5
------------------------------------------------------------------------------------
    Total                                           100.0%                100.0%
====================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                             December 31, 2002     December 31, 2001
------------------------------------------------------------------------------------
U.S. Corporate                                       47.4%                 41.5%
Residential Mortgage-backed                          34.6                  32.7
Commercial/Multifamily Mortgage-backed                8.6                   9.5
Foreign (1)                                           3.1                   8.5
U.S. Treasuries/Agencies                              0.5                   2.0
Asset-backed                                          5.8                   5.8
------------------------------------------------------------------------------------
    Total                                           100.0%                100.0%
====================================================================================

(1)  Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are deposits on contracts, product charges, investment income, maturing investments, and capital contributions. Primary uses of liquidity are payments of commissions and operating expenses, interest and premium credits, investment purchases, as well as withdrawals and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate. Under this agreement, which became effective in June 2001 and expires in April, 2011, the Company and ING AIH can borrow up to 3% of the Company's statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

The National Association of Insurance Commissioners' ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

In 2002, the Company received capital contributions in the form of investments in affiliated mutual funds of $164.3 million from HOLDCO. The Company did not receive capital contributions in 2001. In 2000, the Company received capital contributions of $73.5 million in cash and $56.0 million in assets from HOLDCO.

In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2002 or 2001. The Company paid
$10.1 million in cash dividends to HOLDCO in 2000.

On February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 million distribution.

During 2002, liabilities totaling $15.1 million were allocated to the Company related to a Supplemental Excess Retirement Plan ("SERP") that covers certain employees of ING Life Insurance Company of America and Aeltus, affiliates of the Company.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; goodwill impairment testing, investment impairment testing and amortization of deferred acquisition costs and value of business acquired. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002, for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. Refer to
Note 1 of the Consolidated Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and record impairment losses for the difference.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)
AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of the DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/ VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness.

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. For the year ended December 31, 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 million before tax, or $29.7 million, net of $15.9 million of federal income tax benefit.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FORWARD-LOOKING INFORMATION/RISK FACTORS (continued) report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractholder behavior and variable separate account performance. Contractholders bear the majority of the investment risk related to variable insurance products.

The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking in to account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Page
                                                    ----

Reports of Independent Auditors...................    19

Consolidated Financial Statements:

    Consolidated Income Statements for the years
       ended December 31, 2002 and 2001, one month
       ended December 31, 2000 and eleven months
       ended November 30, 2000....................    21

    Consolidated Balance Sheets as of
       December 31, 2002 and 2001.................    22

    Consolidated Statements of Changes in
       Shareholder's Equity for the years ended
       December 31, 2002 and 2001, one month ended
       December 31, 2000 and eleven months ended
       November 30, 2000..........................    23

    Consolidated Statements of Cash Flows for the
       years ended December 31, 2002 and 2001, one
       month ended December 31, 2000 and eleven
       months ended November 30, 2000.............    24

    Notes to Consolidated Financial Statements....    25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company as of December 31, 2002 and 2001, and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002.

                                                /s/ Ernst & Young LLP

Atlanta, Georgia
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated statements of income, changes in shareholder's equity and cash flows of ING Life Insurance and Annuity Company and Subsidiaries, formerly known as Aetna Life Insurance and Annuity Company and Subsidiaries, for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 ("Preacquisition Company"). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ING Life Insurance and Annuity Company and Subsidiaries for the period from December 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Preacquisition Company's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2000 to November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                         CONSOLIDATED INCOME STATEMENTS
                                   (Millions)

                                                                             Preacquisition
                                                                One month    Eleven months
                                 Year ended     Year ended        ended          ended
                                December 31,   December 31,   December 31,    November 30,
                                    2002           2001           2000            2000
                                -------------  -------------  -------------  --------------
Revenues:
  Premiums                        $    98.7      $  114.2         $ 16.5        $  137.7
  Fee income                          418.2         553.4           49.8           573.3
  Net investment income               959.5         888.4           78.6           833.8
  Net realized capital gains
    (losses)                         (101.0)        (21.0)           1.8           (37.2)
                                  ---------      --------         ------        --------
      Total revenue                 1,375.4       1,535.0          146.7         1,507.6
                                  ---------      --------         ------        --------
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      policyholders                   746.4         729.6           68.9           726.7
  Underwriting, acquisition,
    and insurance expenses:
    Operating expenses                361.4         444.2           49.1           414.6
  Amortization:
    Deferred policy
      acquisition costs and
      value of business
      acquired                        181.5         112.0           10.2           116.7
    Goodwill                             --          61.9             --              --
                                  ---------      --------         ------        --------
      Total benefits, losses
        and expenses                1,289.3       1,347.7          128.2         1,258.0
                                  ---------      --------         ------        --------

Income before income taxes,
  discontinued operations and
  cumulative effect of change
  in accounting principle              86.1         187.3           18.5           249.6
  Income tax expense                   18.6          87.4            5.9            78.1
                                  ---------      --------         ------        --------

Income before discontinued
  operations and cumulative
  effect of change in
  accounting principle                 67.5          99.9           12.6           171.5
Discontinued operations, net
  of tax                                 --            --             --             5.7
Cumulative effect of change in
  accounting principle             (2,412.1)           --             --              --
                                  ---------      --------         ------        --------
Net income (loss)                 $(2,344.6)     $   99.9         $ 12.6        $  177.2
                                  =========      ========         ======        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)

                                           As of December 31,
                                          --------------------
                                            2002       2001
                                          ---------  ---------
                 ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value (amortized cost of
    $15,041.2 at 2002 and $13,249.2 at
    2001)                                 $15,767.0  $13,539.9
  Equity securities at fair value:
    Nonredeemable preferred stock (cost
      of $34.2 at 2002 and $27.0 at
      2001)                                    34.2       24.6
    Investment in affiliated mutual
      funds (cost of $203.9 at 2002 and
      $22.9 at 2001)                          201.0       25.0
    Common stock (cost of $0.2 at 2002
      and $2.3 at 2001)                         0.2        0.7
  Mortgage loans on real estate               576.6      241.3
  Policy loans                                296.3      329.0
  Short-term investments                        6.2       31.7
  Other investments                            52.2       18.2
  Securities pledged to creditors
    (amortized cost of $154.9 at 2002
    and $466.9 at 2001)                       155.0      467.2
                                          ---------  ---------
        Total investments                  17,088.7   14,677.6
Cash and cash equivalents                      65.4       82.0
Short term investments under securities
  loan agreement                              164.3      488.8
Accrued investment income                     170.9      160.9
Reciprocal loan with affiliate                   --      191.1
Reinsurance recoverable                     2,986.5    2,990.7
Deferred policy acquisition costs             229.8      121.3
Value of business acquired                  1,438.4    1,601.8
Goodwill (net of accumulated
  amortization of $61.9 at 2001)                 --    2,412.1
Property, plant and equipment (net of
  accumulated depreciation of $56.0 at
  2002 and $33.9 at 2001)                      49.8       66.1
Other assets                                  145.8      149.7
Assets held in separate accounts           28,071.1   32,663.1
                                          ---------  ---------
        Total assets                      $50,410.7  $55,605.2
                                          =========  =========
  LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits and claims'
    reserves                              $ 3,305.2  $ 3,996.8
  Unpaid claims and claim expenses             30.0       28.8
  Other policyholder's funds               14,756.0   12,135.8
                                          ---------  ---------
        Total policy liabilities and
          accruals                         18,091.2   16,161.4
  Payables under securities loan
    agreement                                 164.3      488.8
  Current income taxes                         84.5       59.2
  Deferred income taxes                       163.1      153.7
  Other liabilities                         1,573.7    1,624.7
  Liabilities related to separate
    accounts                               28,071.1   32,663.1
                                          ---------  ---------
        Total liabilities                  48,147.9   51,150.9
                                          ---------  ---------
Shareholder's equity:
  Common stock (100,000 shares
    authorized; 55,000 shares issued and
    outstanding, $50.00 per share par
    value)                                      2.8        2.8
  Additional paid-in capital                4,416.5    4,292.4
  Accumulated other comprehensive income      108.3       46.6
  Retained earnings (deficit)              (2,264.8)     112.5
                                          ---------  ---------
        Total shareholder's equity          2,262.8    4,454.3
                                          ---------  ---------
          Total liabilities and
            shareholder's equity          $50,410.7  $55,605.2
                                          =========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Millions)

                                                Accumulated
                                                   Other
                                   Additional  Comprehensive  Retained       Total
                           Common   Paid-in-      Income      Earnings   Shareholder's
                           Stock    Capital       (Loss)      (Deficit)     Equity
                           ------  ----------  -------------  ---------  -------------
Balance at December 31,
  1999                      $2.8    $  431.9       $(44.8)    $  995.8     $ 1,385.7
Comprehensive income:
  Net income                  --          --           --        177.2         177.2
  Other comprehensive
    income net of tax:
      Unrealized gain on
        securities ($79.4
        pretax)               --          --         51.6           --          51.6
                                                                           ---------
Comprehensive income                                                           228.8
Adjustment for purchase
  accounting                  --     3,751.7           --     (1,173.0)      2,578.7
Capital contributions         --       129.5           --           --         129.5
Common stock dividends        --       (10.1)          --           --         (10.1)
Other changes                 --         0.8           --           --           0.8
                            ----    --------       ------     ---------    ---------
Balance at November 30,
  2000                       2.8     4,303.8          6.8           --       4,313.4
Comprehensive income:
  Net income                  --          --           --         12.6          12.6
  Other comprehensive
    income net of tax:
      Unrealized gain on
        securities ($28.7
        pretax)               --          --         18.6           --          18.6
                                                                           ---------
Comprehensive income                                                            31.2
                            ----    --------       ------     ---------    ---------
Balance at December 31,
  2000                       2.8     4,303.8         25.4         12.6       4,344.6
Comprehensive income:
  Net income                  --          --           --         99.9          99.9
  Other comprehensive
    income net of tax:
      Unrealized gain on
        securities ($32.5
        pretax)               --          --         21.2           --          21.2
                                                                           ---------
Comprehensive income                                                           121.1
Return of capital             --       (11.3)          --           --         (11.3)
Other changes                 --        (0.1)          --           --          (0.1)
                            ----    --------       ------     ---------    ---------
Balance at December 31,
  2001                       2.8     4,292.4         46.6        112.5       4,454.3
Comprehensive income:
  Net (loss)                  --          --           --     (2,344.6)     (2,344.6)
  Other comprehensive
    income net of tax:
      Unrealized gain on
        securities ($94.9
        pretax)               --          --         61.7           --          61.7
                                                                           ---------
Comprehensive (loss)                                                        (2,282.9)
Distribution of IA Holdco     --       (27.4)          --        (32.7)        (60.1)
Capital contributions         --       164.3           --           --         164.3
SERP -- transfer              --       (15.1)          --           --         (15.1)
Other changes                 --         2.3           --           --           2.3
                            ----    --------       ------     ---------    ---------
Balance at December 31,
  2002                      $2.8    $4,416.5       $108.3     $(2,264.8)   $ 2,262.8
                            ----    --------       ------     ---------    ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of ING Retirement Holdings, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                                           Preacquisition
                                                                                           --------------
                                                                             One month     Eleven months
                                      Year ended           Year ended          ended           ended
                                     December 31,         December 31,     December 31,     November 30,
                                         2002                 2001             2000             2000
                                -----------------------  ---------------  ---------------  --------------
Cash Flows from Operating
  Activities:
Net income (loss)                     $ (2,344.6)          $     99.9         $  12.6        $    177.2
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Net amortization or
    (accretion) of discount on
    investments                            115.5                 (1.2)           (2.7)            (32.6)
  Amortization of deferred
    gain on sale                              --                   --              --              (5.7)
  Net realized capital (gains)
    losses                                 101.0                 21.0            (1.8)             37.2
  (Increase) decrease in
    accrued investment income              (10.0)               (13.7)            6.6              (3.1)
  (Increase) decrease in
    premiums due and other
    receivables                            172.7                (95.6)           31.1             (23.7)
  (Increase) decrease in
    policy loans                              --                 10.3             0.1             (25.4)
  (Increase) decrease in
    deferred policy
    acquisition costs                     (108.5)              (121.3)          (12.2)           (136.6)
  (Increase) decrease in value
    of business acquired                   139.4                 13.9              --                --
  Amortization of goodwill                    --                 61.9              --                --
  Impairment of goodwill                 2,412.1                   --              --                --
  Increase (decrease) in
    universal life account
    balances                                  --                 17.6            (3.8)             23.8
  Change in other insurance
    reserve liabilities                    953.7               (136.3)           (5.3)             85.6
  Change in other assets and
    liabilities                             72.8                (68.0)          103.9             (75.2)
  Provision for deferred
    income taxes                            23.6                 89.5           (14.3)             23.1
                                      ----------           ----------         -------        ----------
Net cash provided by (used
  for) operating activities              1,527.7               (122.0)          114.2              44.6
                                      ----------           ----------         -------        ----------
Cash Flows from Investing
  Activities:
  Proceeds from the sale of:
    Fixed maturities available
      for sale                          24,980.4             14,216.7           233.0          10,083.2
    Equity securities                       57.2                  4.4             1.5             118.4
    Mortgages                                2.0                  5.2             0.1               2.1
  Investment maturities and
    collections of:
    Fixed maturities available
      for sale                           1,334.9              1,121.8            53.7             573.1
    Short-term investments              11,796.7              7,087.3             0.4              59.9
  Acquisition of investments:
    Fixed maturities available
      for sale                         (28,105.5)           (16,489.8)         (230.7)        (10,505.5)
    Equity securities                      (81.8)               (50.0)          (27.8)            (17.6)
    Short-term investments             (11,771.3)            (6,991.1)          (10.0)           (113.1)
    Mortgages                             (343.7)              (242.0)             --                --
  (Increase) decrease in
    policy loans                            32.7                   --              --                --
  (Increase) decrease in
    property and equipment                  (5.8)                 7.4             1.9               5.4
  Other, net                               (47.8)                (4.7)            0.3              (4.0)
                                      ----------           ----------         -------        ----------
Net cash provided by (used
  for) investing activities             (2,152.0)            (1,334.8)           22.4             201.9
                                      ----------           ----------         -------        ----------
Cash Flows from Financing
  Activities:
  Deposits and interest
    credited for investment
    contracts                            1,332.5              1,941.5           164.2           1,529.7
  Maturities and withdrawals
    from insurance contracts              (741.4)            (1,082.7)         (156.3)         (1,832.6)
Capital contribution from
  HOLDCO                                      --                   --              --              73.5
Return of capital                             --                (11.3)             --                --
Dividends paid to shareholder                 --                   --              --             (10.1)
Other, net                                  16.6               (105.0)          (73.6)             22.0
                                      ----------           ----------         -------        ----------
Net cash provided by (used
  for) financing activities                607.7                742.5           (65.7)           (217.5)
                                      ----------           ----------         -------        ----------
Net increase (decrease) in
  cash and cash equivalents                (16.6)              (714.3)           70.9              29.0
Effect of exchange rate
  changes on cash and cash
  equivalents                                 --                   --              --               2.0
Cash and cash equivalents,
  beginning of period                       82.0                796.3           725.4             694.4
                                      ----------           ----------         -------        ----------
Cash and cash equivalents, end
  of period                           $     65.4           $     82.0         $ 796.3        $    725.4
                                      ==========           ==========         =======        ==========
Supplemental cash flow
  information:
Income taxes (received) paid,
  net                                 $      6.7           $    (12.3)        $  20.3        $     39.9
                                      ==========           ==========         =======        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include ING Life Insurance and Annuity Company ("ILAIC" or the "Company") and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisors, LLC ("IFA"), and through February 28, 2002, Aetna Investment Adviser Holding
    Company, Inc. ("IA Holdco"). The Company is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in the Netherlands.

    HOLDCO contributed IFA to the Company on June 30, 2000 and contributed IA Holdco to the Company on July 1, 1999. On February 28, 2002, ILIAC distributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 million dividend distribution. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus"). Accordingly, fees earned by Aeltus were not included in Company results subsequent to the dividend date. As a result of this transaction, the Investment Management Services is no longer reflected as an operating segment of the Company.

    On December 13, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion Connecticut Holdings Inc. ("Lion"). At the time of the sale, Lion entered into certain transition services agreements with a former related party, Aetna U.S. Healthcare, which was renamed Aetna Inc. ("former Aetna").

    For accounting purposes, the acquisition was recorded as of November 30, 2000 using the purchase method. The effects of this transaction, including the recognition of goodwill, were pushed down and reflected on the financial statements of certain IRSI (a subsidiary of Lion) subsidiaries, including the Company. The Balance Sheet changes related to accounting for this purchase were entirely non-cash in nature and accordingly were excluded from the pre-acquisition Consolidated Statement of Cash Flows for the eleven months ended November 30, 2000.

    The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net increase to assets, excluding the effects of goodwill, of $592.0 million and a net increase to liabilities of $310.6 million. Additionally, the Company established goodwill of $2,297.4 million. Goodwill was amortized over a period of 40 years prior to January 1, 2002.

    The allocation of the purchase price to assets and liabilities was subjected to further refinement throughout 2001 as additional information became available to more precisely estimate the fair values of the Company's respective assets and liabilities at the purchase date. The refinements to the Company's purchase price allocations were as follows:

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

    The Company adjusted its reserve for other policyholders' funds in order to conform its accounting policies with those of ING;

    The Company, after giving further consideration to certain exposures in the general market place, determined that a reduction of its investment portfolio carrying value was warranted;

    The Company determined that the establishment of a liability for certain noncancellable operating leases that existed prior to or at the acquisition date but were no longer providing a benefit to the Company's operations, was warranted; and

    The Company determined that the contractual lease payment of one of its operating leases was more than the current market rate, and established a corresponding unfavorable lease liability.

    The net impact of the refinements in purchase price allocations, as described above, resulted in a net decrease to assets, excluding the effects of goodwill, of $236.4 million, a net decrease to liabilities of $59.8 million and a net increase to the Company's goodwill of $176.6 million.

    Unaudited proforma consolidated income from continuing operations and net income of the Company for the period from January 1, 2000 to November 30, 2000, assuming that the acquisition of the Company occurred at the beginning of each period, would have been approximately $118.1 million. The pro forma adjustments, which did not affect revenues, reflect primarily goodwill amortization, amortization of the favorable lease asset and the elimination of amortization of the deferred gain on sale associated with the life business.

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

    Investment Management Services, through February 28, 2002, provided: investment advisory services to affiliated and unaffiliated institutional and retail clients on a fee-for-service basis; underwriting services to the ING Series Fund, Inc. (formerly known as the Aetna Series Fund, Inc.), and the ING Variable Portfolios, Inc. (formerly known as the Aetna Variable Portfolios, Inc.); distribution services for other company products; and trustee, administrative, and other fiduciary services to retirement plans requiring or otherwise utilizing a trustee or custodian.

    Discontinued Operations included universal life, variable universal life, traditional whole life and term insurance.

    DESCRIPTION OF BUSINESS

    The Company offers annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, educations (collectively "not-for-profit" organizations) and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

    NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, "Goodwill and Other Intangible Assets," ("FAS No.142"), effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

    As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

    The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss of $2,412.1 million, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Consolidated Income Statement.

    Application of the nonamortization provision (net of tax) of the new standard resulted in an increase in net income of $61.9 million for the twelve months ended December 31, 2002. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net income would have been as follows:

                                                                          Preacquisition
                                                                          --------------
                                                            One month     Eleven months
                                          Year ended          ended           ended
                                         December 31,     December 31,     November 30,
   (Millions)                                2001             2000             2000
   Reported net income after tax            $ 99.9            $12.6           $177.2
   Add back goodwill amortization, net
     of tax                                   61.9               --               --
   -------------------------------------------------------------------------------------
   Adjusted net income after tax            $161.8            $12.6           $177.2
   =====================================================================================

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133, FAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001.

    Adoption of FAS No.133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings.

    The Company utilizes, interest rate swaps, caps and floors, foreign exchange swaps and warrants in order to manage interest rate and price risk (collectively, market risk). These financial exposures are monitored and managed by the Company as an integral part of the overall risk management program. Derivatives are recognized on the balance sheet at their fair value. The Company chose not to designate its derivative instruments as part of hedge transactions.

    Therefore, changes in the fair value of the Company's derivative instruments are recorded immediately in the consolidated statements of income as part of realized capital gains and losses.

    Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies that underlie the warrants are non-public companies. At December 31, 2002 and 2001, the estimated value of these warrants, including the value of their effectiveness, in managing market risk, was immaterial. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

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

    GUARANTEES

    In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information of certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

    FUTURE ACCOUNTING STANDARDS

    EMBEDDED DERIVATIVES

    The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No.133") in 1998 and continues to issue guidance for implementation through its Derivative Implementation Group ("DIG"). DIG recently released a draft of FASB Statement 133 Implementation Issue B36, "Embedded Derivatives:
    Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain bifurcatable embedded derivatives. The required date of adoption of DIG B36 has not been determined. If the guidance is finalized in its current form, the Company has determined that certain of its existing reinsurance receivables (payables), investments or insurance products contain embedded derivatives that may require bifurcation. The Company has not yet completed its evaluation of the potential impact, if any, on its consolidated financial positions, results of operations, or cash flows.

    FASB INTERPRETATION NO. 46 CONSOLIDATION OF VARIABLE INTEREST ENTITIES

    In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIE"), an interpretation of Accounting Research Bulletin ("ARB") No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003 and for existing VIEs as of July 1, 2003. An entity with variable interest in VIEs created before February 1, 2003 shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

    In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with the VIEs and does not believe it has any significant investments or ownership in VIEs.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

    INVESTMENTS

    All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related charges in deferred policy acquisition costs, value of business acquired, and deferred income taxes.

    The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

    In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under Issue No. EITF 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

    When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

    Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. Realized gains and losses on the sale of, as well as unrealized capital gains and losses on, investments supporting these products are reflected in other policyholders' funds. Realized capital gains and losses on all other investments are reflected on all other investments are reflected in the Company's results of operations.

    Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

    Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

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

    In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with this new standard, general account securities on loan are reflected on the Consolidated Balance Sheet as "Securities pledged to creditors", which includes the following:

                                                Gross       Gross
   December 31, 2002               Amortized  Unrealized  Unrealized    Fair
   (Millions)                        Cost       Gains       Losses     Value
   Total securities pledged to
     creditors                      $154.9       $0.1        $ --      $155.0
   ===========================================================================

                                                Gross       Gross
   December 31, 2001               Amortized  Unrealized  Unrealized    Fair
   (Millions)                        Cost       Gains       Losses     Value
   Total securities pledged to
     creditors                      $466.9       $1.1        $0.8      $467.2
   ===========================================================================

    Total securities pledged to creditors at December 31, 2002 and 2001 consisted entirely of fixed maturity securities.

    The investment in affiliated mutual funds represents an investment in mutual funds managed by the Company and its affiliates, and is carried at fair value.

    Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

    Policy loans are carried at unpaid principal balances, net of impairment reserves.

    Short-term investments, consisting primarily of money market instruments and other fixed maturity securities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

    Reverse dollar repurchase agreement and reverse repurchase agreement transactions are accounted for as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. These transactions are reported in "Other Liabilities."

    The Company's use of derivatives is limited to economic hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

    On occasion, the Company sells call options written on underlying securities that are carried at fair value. Changes in the fair value of these options are recorded in net realized capital gains or losses.

    DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

    Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. VOBA is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

    The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97").

    Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

    Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

    DAC and VOBA are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

    Activity for the year-ended December 31, 2002 within VOBA was as follows:

   (Millions)
   Balance at December 31, 2001                        $1,601.8
   Adjustment for unrealized gain (loss)                 (21.9)
   Additions                                              25.0
   Interest accrued at 7%                                 86.8
   Amortization                                         (253.3)
   ------------------------------------------------------------
   Balance at December 31, 2002                        $1,438.4
   ============================================================

    The estimated amount of VOBA to be amortized, net of interest, over the next five years is $105.6 million, $102.1 million, $101.9 million, $91.5 million and $88.3 million for the years 2003, 2004, 2005, 2006 and 2007, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

    As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. In 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 million before tax, or $29.7 million, net $15.9 million of federal income tax benefit.

    POLICY LIABILITIES AND ACCRUALS

    Future policy benefits and claims reserves include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

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

    Other policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 2.0% to 12.3% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No.115 for experience-rated contracts. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

    Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

    REVENUE RECOGNITION

    For certain annuity contracts, fee income for the cost of insurance, expenses, and other fees are recorded as revenue in and are included in the fee income line on the Income Statements assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue but are included in the other policyholders' funds line on the Balance Sheets. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Income Statements.

    SEPARATE ACCOUNTS

    Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

    Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

    Separate Account assets are carried at fair value. At December 31, 2002 and 2001, unrealized gains of $29.7 million and of $10.8 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

    Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 3.0% to 10.0% in 2002 and 3.0% to 14.0% in 2001.

    Separate Account assets and liabilities are shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

    REINSURANCE

    The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets. Of the reinsurance recoverable on the Balance Sheets, $3.0 billion at both December 31, 2002 and 2001 is related to the reinsurance recoverable from Lincoln arising from the sale of the Company's domestic life insurance business.

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

2.  INVESTMENTS

    Fixed maturities available for sale as of December 31 were as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   2002 (Millions)                   Cost       Gains       Losses       Value
   U.S. government and government
     agencies and authorities      $   74.2     $  2.9      $  --      $    77.1

   States, municipalities and
     political subdivisions            10.2        2.5         --           12.7

   U.S. corporate securities:
       Public utilities               627.6       28.1        6.4          649.3
       Other corporate securities   7,742.6      543.5       33.1        8,253.0
   ------------------------------------------------------------------------------
     Total U.S. corporate
       securities                   8,370.2      571.6       39.5        8,902.3
   ------------------------------------------------------------------------------

   Foreign securities:
       Government                     336.9       18.2        6.6          348.5
       Other                          148.0        8.4        1.2          155.2
   ------------------------------------------------------------------------------
     Total foreign securities         484.9       26.6        7.8          503.7
   ------------------------------------------------------------------------------
   Mortgage-backed securities       5,374.2      167.1       34.0        5,507.3
   Other asset-backed securities      882.4       47.0       10.5          918.9
   ------------------------------------------------------------------------------
   Total fixed maturities,
     including fixed maturities
     pledged to creditors          15,196.1      817.7       91.8       15,922.0
   Less: Fixed maturities pledged
     to creditors                     154.9        0.1         --          155.0
   ------------------------------------------------------------------------------

   Fixed maturities                $15,041.2    $817.6      $91.8      $15,767.0
   ==============================================================================

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
   2001 (Millions)                   Cost       Gains       Losses       Value
   U.S. government and government
     agencies and authorities      $  391.0     $ 11.0      $ 4.2      $   397.8

   States, municipalities and
     political subdivisions           173.7        7.7         --          181.4

   U.S. corporate securities:
     Public utilities                 268.5        6.5        7.9          267.1
     Other corporate securities     6,138.8      203.0       62.6        6,279.2
   ------------------------------------------------------------------------------
   Total U.S. corporate
     securities                     6,407.3      209.5       70.5        6,546.3
   ------------------------------------------------------------------------------

   Foreign securities:
     Government                       153.2        5.2        0.9          157.5
   ------------------------------------------------------------------------------
     Total foreign securities         153.2        5.2        0.9          157.5
   ------------------------------------------------------------------------------
     Mortgage-backed securities     4,513.3       90.1       15.9        4,587.5
     Other asset-backed
       securities                   2,077.6       67.1        8.1        2,136.6
   ------------------------------------------------------------------------------
   Total fixed maturities,
     including fixed maturities
     pledged to creditors          13,716.1      390.6       99.6       14,007.1
   Less: Fixed maturities pledged
     to creditors                     466.9        1.1        0.8          467.2
   ------------------------------------------------------------------------------
   Fixed maturities                $13,249.2    $389.5      $98.8      $13,539.9
   ==============================================================================

    At December 31, 2002 and 2001, net unrealized appreciation of $725.9 million and $291.0 million, respectively, on available-for-sale fixed maturities including fixed maturities pledged to creditors included
    $563.1 million and $233.0 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in other policyholders' funds.

    The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2002 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                             Amortized    Fair
   (Millions)                                  Cost       Value
   Due to mature:
     One year or less                        $     --   $      --
     After one year through five years        1,826.6     1,907.8
     After five years through ten years       3,455.2     3,673.3
     After ten years                          3,657.7     3,914.7
     Mortgage-backed securities               5,374.2     5,507.3
     Other asset-backed securities              882.4       918.9
   Less: Fixed maturities securities
     pledged to creditor                        154.9       155.0
   --------------------------------------------------------------
   Fixed maturities                          $15,041.2  $15,767.0
   ==============================================================

    At December 31, 2002 and 2001, fixed maturities with carrying values of $10.5 million and $9.0 million, respectively, were on deposit as required by regulatory authorities.

    The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2002 or 2001.

    The Company has various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 2002 and 2001, approximately 5.5% and 3.0%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest-only or principal-only strips).

    Investments in equity securities as of December 31 were as follows:

   (Millions)                                 2002   2001
   Amortized Cost                            $238.3  $52.2
   Gross unrealized gains                        --    4.5
   Gross unrealized losses                      2.9    6.4
   -------------------------------------------------------
   Fair Value                                $235.4  $50.3
   =======================================================

    Beginning in April 2001, the Company entered into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported as borrowed money in "Other Liabilities" on the Consolidated Balance Sheets. The repurchase obligation totaled $1.3 billion at December 31, 2002. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2002. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

    IMPAIRMENTS

    During 2002, the Company determined that fifty-six fixed maturity securities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $106.4 million to reduce the carrying value of the fixed maturity securities to their combined fair value of $124.7 million. During 2001, the Company determined that fourteen fixed maturity securities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $51.8 million to reduce the carrying value of the fixed maturities to their value of $10.5 million.

3.  FINANCIAL INSTRUMENTS

    ESTIMATED FAIR VALUE

    The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

    FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

    FIXED MATURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

    EQUITY SECURITIES: Fair values of these securities are based upon quoted market value.

    MORTGAGE LOANS ON REAL ESTATE: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

    CASH, SHORT-TERM INVESTMENTS AND POLICY LOANS: The carrying amounts for these assets approximate the assets' fair values.

    OTHER FINANCIAL INSTRUMENTS REPORTED AS ASSETS: The carrying amounts for these financial instruments (primarily premiums and other accounts receivable and accrued investment income) approximate those assets' fair values.

    INVESTMENT CONTRACT LIABILITIES (INCLUDED IN OTHER POLICYHOLDERS' FUNDS):

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

    The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2002 and 2001 were as follows:

                                            2002                    2001
                                   ----------------------  ----------------------
                                    Carrying      Fair      Carrying      Fair
   (Millions)                        Value       Value       Value       Value
   Assets:
     Fixed maturity securities     $ 15,767.0  $ 15,767.0  $ 13,539.9  $ 13,539.9
     Equity securities                  235.4       235.4        50.3        50.3
     Mortgage loans                     576.6       632.6       241.3       247.7
     Policy loans                       296.3       296.3       329.0       329.0
     Short term investments               6.2         6.2        31.7        31.7
     Cash and cash equivalents           65.4        65.4        82.0        82.0
   Liabilities:
     Investment contract
       liabilities:
     With a fixed maturity           (1,129.8)   (1,121.4)   (1,021.7)     (846.5)
     Without a fixed maturity       (10,783.6)  (10,733.8)  (11,114.1)  (10,624.3)
   ------------------------------------------------------------------------------

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    INTEREST RATE FLOORS

    Interest rate floors are used to manage the interest rate risk in the Company's bond portfolio. Interest rate floors are purchased contracts that provide the Company with an annuity in a declining interest rate environment. The Company had no open interest rate floors at December 31, 2002 or 2001.

    INTEREST RATE CAPS

    Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of December 31, 2002 were $256.4 million, $0.7 million and $0.7 million, respectively. The Company did not have interest rate caps at December 31, 2001.

    INTEREST RATE SWAPS

    Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio and well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2002 were $400.0 million, $(6.8) million and $(6.8) million, respectively. The Company did not have interest rate swaps at December 31, 2001.

    FOREIGN EXCHANGE SWAPS

    Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2002 were $49.4 million, $(0.5) million and $(0.5) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2001 were 25.0 million, $0.7 million and $0.7 million, respectively.

    EMBEDDED DERIVATIVES

    The Company also had investments in certain fixed maturity instruments that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within such securities as of December 31, 2002 and 2001 was $(1.4) and $(15.5) million, respectively.

4.  NET INVESTMENT INCOME

    Sources of net investment income were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Fixed maturities                   $  964.1          $887.2            $70.3           $768.9
   Nonredeemable preferred stock           3.9             1.5              1.8              9.5
   Investment in affiliated
     mutual funds                           --             7.2              0.5              2.1
   Mortgage loans                         23.3             5.9              0.1              0.5
   Policy loans                            8.7             8.9              0.7              7.9
   Cash equivalents                        1.7            18.2              4.4             50.3
   Other                                  23.4            15.9              2.6             13.1
   -------------------------------------------------------------------------------------------------
   Gross investment income             1,025.1           944.8             80.4            852.3
   Less: investment expenses              65.6            56.4              1.8             18.5
   -------------------------------------------------------------------------------------------------
   Net investment income              $  959.5          $888.4            $78.6           $833.8
   =================================================================================================

    Net investment income includes amounts allocable to experience rated contractholders of $766.9 million for the year-ended December 31, 2002, $704.2 million for the year-ended December 31, 2001, and $55.9 million and $622.2 million for the one and eleven month periods ended December 31, 2000 and November 30, 2000, respectively. Interest credited to contractholders is included in future policy benefits and claims reserves.

5.  DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

    In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2002 or 2001.

    The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States of America. Statutory net income
    (loss) was $148.8 million, $(92.3) million and $100.6 million for the years-ended December 31, 2002, 2001, and 2000, respectively. Statutory capital and surplus was $1,006.0 million and $826.2 million as of December 31, 2002 and 2001, respectively.

    As of December 31, 2002, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

    For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners ("NAIC") and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of January 1, 2001 was a decrease of $12.5 million.

6.  CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

    Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital gains (losses) on investments were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Fixed maturities                    $ (97.5)         $(20.6)           $1.2            $(36.3)
   Equity securities                      (3.5)           (0.4)            0.6              (0.9)
   -------------------------------------------------------------------------------------------------
   Pretax realized capital gains
     (losses)                          $(101.0)         $(21.0)           $1.8            $(37.2)
   =================================================================================================
   After-tax realized capital
     gains (losses)                    $ (58.3)         $(13.7)           $1.3            $(24.3)
   =================================================================================================

    Net realized capital gains (losses) of $63.6 million, $117.0 million, $0.9 million and $(17.7) million for the years ended December 31, 2002 and 2001, the one month period ended December 31, 2000 and the eleven month period ended November 30, 2000, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in other policyholders' funds. Net unamortized gains (losses) allocable to experienced-rated contractholders were $199.3 million, $172.7 million, $(2.5) million and $47.6 million at December 31, 2002 and 2001, the one month ended December 31, 2000 and the eleven months ended November 30, 2000, respectively.

    Proceeds from the sale of total fixed maturities and the related gross gains and losses (excluding those related to experience-related contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Proceeds on sales                  $24,980.4        $14,216.7         $233.0          $10,083.2
   Gross gains                            276.7             57.0            1.2                2.5
   Gross losses                           374.2             77.6             --               38.8
   -------------------------------------------------------------------------------------------------

    Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors and excluding those related to experience-rated contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Fixed maturities                    $104.8            $24.0            $24.5           $ 67.6
   Equity securities                     (1.6)             2.0             (1.5)            (4.0)
   Other investments                     (8.3)             6.5              5.7            (15.8)
   -------------------------------------------------------------------------------------------------
     Subtotal                            94.9             32.5             28.7             79.4
     Increase in deferred income
       taxes                             33.2             11.3             10.1             27.8
   -------------------------------------------------------------------------------------------------
     Net changes in accumulated
       other comprehensive income
       (loss)                          $ 61.7            $21.2            $18.6           $ 51.6
   =================================================================================================

    Net unrealized capital gains (losses) allocable to experience-rated contracts of $563.1 million and $233.0 million at December 31, 2002 and 2001, respectively, are reflected on the Consolidated Balance Sheets in other policyholders' funds and are not included in shareholder's equity.

    Shareholder's equity included the following accumulated other comprehensive income (loss), which is net of amounts allocable to experience-rated contractholders:

                                                                                      Preacquisition
                                                                                      --------------
                                        As of            As of            As of           As of
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
     Net unrealized capital gains
       (losses):
     Fixed maturities                  $162.8            $58.0            $34.0           $ 9.5
     Equity securities                   (3.5)            (1.9)            (3.9)           (2.4)
     Other investments                    7.3             15.6              9.1             3.4
   -------------------------------------------------------------------------------------------------
                                        166.6             71.7             39.2            10.5
   Deferred income taxes                 58.3             25.1             13.8             3.7
   -------------------------------------------------------------------------------------------------
   Net accumulated other
     comprehensive income              $108.3            $46.6            $25.4           $ 6.8
   =================================================================================================

    Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated contractholders) were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                           One            Eleven
                                     Year ended       Year ended       month ended     months ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Unrealized holding gains
     (losses) arising the year
     (1)                               $(127.4)         $  8.3            $18.6            $51.4
   Less: reclassification
     adjustment for gains
     (losses) and other items
     included in net income (2)           65.7           (12.9)              --             (0.2)
   -------------------------------------------------------------------------------------------------
   Net unrealized gains (losses)
     on securities                     $  61.7          $ 21.2            $18.6            $51.6
   =================================================================================================

   (1) Pretax unrealized holding gains (losses) arising during the year were $196.0 million, $12.7 million, $28.6 million and $79.4 million for the years ended December 31, 2002 and 2001, the one month ended December 31, 2000 and the eleven months ended November 31, 2000, respectively.
   (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $101.0 million, $(19.8) million and $(0.1) million for the years ended December 31, 2002 and 2001, and the eleven months ended November 30, 2000, respectively. There were no pretax reclassification adjustments for gains (losses) and other items included in net income for the one month ended December 31, 2000.

7.  SEVERANCE

    In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (a business division of ING which includes the Company) in order to build a more customer-focused organization. In connection with these actions, the Company recorded a charge of $29.2 million pretax. The severance portion of this charge
    ($28.4 million pretax) is based on a plan to eliminate 580 positions (primarily operations, information technology and other administrative/staff support personnel). Severance actions are expected to be substantially complete by March 31, 2003. The facilities portion ($0.8 million pretax) of the charge represents the amount to be incurred by the Company to terminate a contractual lease obligation.

    Activity for the year ended December 31, 2002 within the severance liability and positions eliminated related to such actions were as follows:

   (Millions)                                Severance Liability  Positions
   Balance at December 31, 2001                    $ 28.4              580
   Actions taken                                    (19.2)            (440)
   ------------------------------------------------------------------------
   Balance at December 31, 2002                    $  9.2              140
   ========================================================================

8.  INCOME TAXES

    The Company files a consolidated federal income tax return with IICA. The Company has a tax allocation agreement with IICA whereby the Company charges its subsidiary for taxes it would have incurred were it not a member of the consolidated group and credits the member for losses at the statutory tax rate.

    Income taxes from continuing operations consist of the following:

                                                                                   Preacquisition
                                                                                   --------------
                                                                     One month     Eleven months
                                  Year ended       Year ended          ended           ended
                                 December 31,     December 31,     December 31,     November 30,
(Millions)                           2002             2001             2000             2000
Current taxes (benefits):
  Federal                           $ 28.9           $  3.2            $ 9.4           $  5.3
  State                                1.8              2.2              0.2              2.6
  Net realized capital gains
    (losses)                          11.5             16.1              0.3            (11.5)
-------------------------------------------------------------------------------------------------
    Total current taxes
      (benefits)                      42.2             21.5              9.9             (3.6)
-------------------------------------------------------------------------------------------------
Deferred taxes (benefits):
  Federal                             30.6             89.3             (4.3)            83.2
  Net realized capital gains
    (losses)                         (54.2)           (23.4)             0.3             (1.5)
-------------------------------------------------------------------------------------------------
    Total deferred taxes
      (benefits)                     (23.6)            65.9             (4.0)            81.7
-------------------------------------------------------------------------------------------------
Total income tax expense            $ 18.6           $ 87.4            $ 5.9           $ 78.1
=================================================================================================

    Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                                   Preacquisition
                                                                                   --------------
                                                                     One month     Eleven months
                                  Year ended       Year ended          ended           ended
                                 December 31,     December 31,     December 31,     November 30,
(Millions)                           2002             2001             2000             2000
Income from continuing
  operations before income
  taxes and cumulative effect
  of change in accounting
  principle                          $86.1           $187.3            $18.5           $249.6
Tax rate                                35%              35%              35%              35%
-------------------------------------------------------------------------------------------------
Application of the tax rate           30.1             65.6              6.4             87.4
Tax effect of:
  State income tax, net of
    federal benefit                    1.2              1.4              0.1              1.7
  Excludable dividends                (5.3)            (1.8)            (0.9)           (12.6)
  Goodwill amortization                 --             21.6               --               --
  Transfer of mutual fund
    shares                            (6.7)              --               --               --
  Other, net                          (0.7)             0.6              0.3              1.6
-------------------------------------------------------------------------------------------------
Income taxes                         $18.6           $ 87.4            $ 5.9           $ 78.1
=================================================================================================

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

   (Millions)                                 2002     2001
   Deferred tax assets:
     Deferred policy acquisition costs       $    --  $  11.7
     Insurance reserves                        269.8    286.9
     Unrealized gains allocable to
       experience rated contracts              197.1     81.5
     Investment losses                          69.7     36.7
     Postretirement benefits                    29.5     26.3
     Deferred compensation                      58.6     52.0
     Other                                      19.5     27.7
   ----------------------------------------------------------
   Total gross assets                          644.2    522.8
   ----------------------------------------------------------

   Deferred tax liabilities:
     Value of business acquired                509.7    558.5
     Market discount                             4.1      4.6
     Net unrealized capital gains              255.4    106.6
     Depreciation                                3.8      5.1
     Deferred policy acquisition costs          29.2       --
     Other                                       5.1      1.7
   ----------------------------------------------------------
   Total gross liabilities                     807.3    676.5
   ----------------------------------------------------------
   Net deferred tax liability                $(163.1) $(153.7)
   ==========================================================

    Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes.

    The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 2002. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

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

9.  BENEFIT PLANS

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

    As of December 31, 2001, the Transition Pension Plan merged into the ING Americas Retirement Plan ("ING Pension Plan"), which is sponsored by ING North America Insurance Corporation ("ING North America"), an affiliate of ILIAC. The ING Pension Plan covers substantially all U.S. employees. Accordingly, the Company transferred $17.4 million of net assets ($11.3 million after tax) related to the movement of the Transition Pension Plan to ING North America. The Company reported this transfer of net assets as a $11.3 million reduction in paid in capital. The new plan's benefits are based on years of service and the employee's average annual compensation during the last five years of employment. Contributions are determined using the Projected Unit Credit Method and are limited to the amounts that are tax-deductible. The costs allocated to the Company for its members' participation in the ING Pension Plan were $6.0 million for 2002.

    The benefit obligations and the funded status for the Company's qualified pension plan over the period ended December 31 are presented below:

   (Millions)                                           2001
   Change in benefit obligation:
     Benefit obligation at January 1                   $ 135.1
     Service cost                                          9.4
     Interest cost                                        10.3
     Actuarial loss                                       (0.7)
     Plan amendments                                       4.0
     Curtailments/settlements                              0.4
     Benefits paid                                        (3.0)
     Effect of transfer of assets                       (155.5)
   -----------------------------------------------------------
   Benefit obligation at December 31                   $    --
   ===========================================================
   Funded status:
     Funded status at December 31                      $  (4.3)
     Unrecognized past service cost                        3.4
     Unrecognized net loss                                20.4
     Transfer of funded status to the parent             (19.5)
   -----------------------------------------------------------
   Net amount recognized                               $    --
   ===========================================================

    The reconciliation of the plan assets for the year ended December 31 is presented below:

   (Millions)                                           2001
   Fair value of plan assets at January 1              $ 160.7
   Actual return on plan assets                           (6.4)
   Benefits paid                                          (3.0)
   Effect of transfer of assets                         (151.3)
   -----------------------------------------------------------
   Fair value of plan assets at December 31            $    --
   ===========================================================

    The net periodic benefit cost for the year ended December 31 is presented below:

   (Millions)                                           2001
   Service cost                                        $  9.4
   Interest cost                                         10.2
   Expected return on assets                            (14.6)
   ----------------------------------------------------------
   Net periodic benefit cost                           $  5.0
   ==========================================================

    The weighted average discount rate, expected rate of return on plan assets, and rate of compensation increase was 7.5%, 9.3%, and 4.5% for 2001.

    POSTRETIREMENT BENEFIT PLANS

    In addition to providing pension benefits, ILIAC, in conjunction with ING, provides certain health care and life insurance benefits for retired employees and certain agents. Retired employees are generally required to contribute to the plans based on their years of service with the Company. The following tables summarize the benefit obligations and the funded status for retired agents' and retired employees' postretirement benefits over the periods ended December 31:

   (Millions)                                 2002    2001
   Change in benefit obligation:
     Benefit obligation at January 1         $ 25.4  $ 19.1
     Service cost                               0.5     0.7
     Interest cost                              1.5     1.7
     Actuarial (gain) loss                      4.0     1.4
     Acquisitions                                --     3.7
     Plan amendments                           (6.5)     --
     Benefits paid                             (1.2)   (1.2)
   --------------------------------------------------------
   Benefit obligation at December 31         $ 23.7  $ 25.4
   ========================================================
   Funded status:
     Funded status at December 31            $(23.7) $(25.4)
     Unrecognized past service cost            (3.6)     --
     Unrecognized net loss                      5.4     1.4
   --------------------------------------------------------
   Net amount recognized                     $(21.9) $(24.0)
   ========================================================

    The weighted-average discount rate assumption for retired agents' and retired employees postretirement benefits was 6.8% for 2002 and 7.5% for 2001.

    The medical health care cost trend rates were 10.0%, decreasing to 5.0% by 2008 for 2002; and 8.5%, gradually decreasing to 5.5% by 2007 for 2001. Increasing the health care trend rate by 1% would increase the benefit obligation by $1.6 million. Decreasing the health care trend rate by 1% would decrease the benefit obligation by $1.4 million as of December 31, 2002.

    Net periodic benefit costs were as follows:

                                                                                   Preacquisition
                                                                                   --------------
                                                                     One month     Eleven months
                                  Year ended       Year ended          ended           ended
                                 December 31,     December 31,     December 31,     November 30,
(Millions)                           2002             2001             2000             2000
Service cost                         $ 0.5            $0.7             $ --             $0.2
Interest cost                          1.5             1.7              0.1              1.2
Actuarial (gain) loss                   --              --               --              0.2
Unrecognized past service cost        (2.9)             --               --               --
-------------------------------------------------------------------------------------------------
Net periodic benefit cost            $(0.9)           $2.4             $0.1             $1.2
=================================================================================================

    There were no gains or losses resulting from curtailments or settlements of the postretirement benefit plans during 2002, 2001 or 2000.

    NON-QUALIFIED DEFINED BENEFIT PENSION PLANS

    Prior to December 31, 2001, ILIAC, in conjunction with ING, had a non-qualified defined benefit pension plan covering certain eligible employees. The plan provided pension benefits based on a cash balance formula, which credited employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. As of December 31, 2001, ILIAC, in conjunction with ING, has a non-qualified defined benefit pension plan providing benefits to certain eligible employees based on years of service and the employee's average annual compensation during the last five years of employment, which was assumed at December 31, 2002 to increase at an annual rate of 3.8%. Contributions are determined using the Projected Unit Credit Method. ILIAC, in conjunction with ING, also has a non-qualified pension plan covering certain agents. The plan provides pension benefits based on annual commission earnings.

    During 2002, liabilities, net of tax, totaling $15.1 million were allocated to the Company related to a Supplemental Excess Retirement Plan ("SERP") that covers certain employees of ING Life Insurance Company of America and Aeltus, affiliates of the Company.

    The following tables summarize the benefit obligations and the funded status for the Company's non-qualified pension plans for the periods ended
    December 31, 2002 and 2001. These tables have been presented, for comparison purposes, as though the SERP transfer had occurred as of January 1, 2001. The accompanying consolidated balance sheet and income statement do not reflect the SERP transfer until 12/31/02:

   (Millions)                                 2002     2001
   Change in benefit obligation:
     Benefit obligation at January 1         $  95.3  $  88.7
     Service cost                                 --      4.4
     Interest cost                               6.8      7.1
     Actuarial (gain) loss                       5.7      0.7
     Plan amendments                             4.5     (4.1)
     Benefits paid                              (5.5)    (1.5)
   ----------------------------------------------------------
   Benefit obligation at December 31         $ 106.8  $  95.3
   ==========================================================
   Funded status:
     Funded status at December 31            $(106.8) $ (95.3)
     Unrecognized past service cost              0.8      1.2
     Unrecognized net loss (gain)                6.4     (7.1)
   ----------------------------------------------------------
   Net amount recognized                     $ (99.6) $(101.2)
   ==========================================================

    At December 31, 2002 and 2001, the accumulated benefit obligation was $43.8 million and $27.3 million, respectively.

    The weighted-average discount rate assumption for Agents' and employees' non-qualified pension plans was 6.8%, and 3.8% for 2002 and 7.5% and 5.3% for 2001.

    Net periodic benefit costs were as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                        One month     Eleven months
                                     Year ended       Year ended          ended           ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Service cost                         $ 6.8            $ 4.4            $ 0.3           $ 2.1
   Interest cost                           --              7.1              0.3             3.8
   Actuarial (gain) loss                   --               --               --             0.2
   Return on plan assets                   --               --             (0.3)           (3.2)
   Unrecognized past service cost        (0.3)              --               --            (0.1)
   -------------------------------------------------------------------------------------------------
   Net periodic benefit cost            $ 6.5            $11.5            $ 0.3           $ 2.8
   =================================================================================================

    There was a curtailment of $2.6 million in 2002. There were no gains or losses resulting from curtailments or settlements of the non-qualified pension plans during 2000.

    ING SAVINGS AND INVESTMENT PLANS

    ILIAC, in conjunction with ING, also has a Savings Plan. Substantially all employees are eligible to participate in a savings plan under which designated contributions, which may be invested in a variety of financial instruments, are matched up to 6.0% of compensation by ING. Pretax charges to operations for the incentive savings plan were $6.8 million, $11.0 million, and $9.0 million in 2002, 2001, and 2000, respectively.

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

    The costs to the Company associated with the former Aetna stock plans for 2001 and 2000 were $1.8 million and $2.7 million, respectively.

10. RELATED PARTY TRANSACTIONS

    INVESTMENT ADVISORY AND OTHER FEES

    ILIAC and Aeltus serve as investment advisors and administrators to the Company's mutual funds and variable funds (collectively, the Funds). Company mutual funds pay Aeltus or ILIAC, as investment advisor or administrator, a daily fee which, on an annual basis, ranged, depending on the fund, from 0.1% to 0.5% of their average daily net assets. All of the funds managed by ILIAC and certain of the funds managed by Aeltus are subadvised by investment advisors, in which case, Aeltus or ILIAC pays a subadvisory fee to the investment advisors. The Company is also compensated by the separate accounts (variable funds) for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay the Company a daily fee, which, on an annual basis is, depending on the product, up to 3.4% of their average daily net assets. The amount of compensation and fees received from the Company mutual funds and separate accounts, included in fee income amounted to $391.8 million, $421.7 million and $506.3 million in 2002, 2001 and 2000, respectively.

    RECIPROCAL LOAN AGREEMENT

    ILIAC maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, ILIAC and ING AIH can borrow up to 3% of ILIAC's statutory admitted assets as of the preceding December 31 from one another. Interest on any ILIAC borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.1 million for the years ended December 31, 2002 and 2001, and earned interest income of $2.1 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, ILIAC had no receivables and no outstanding borrowings from ING AIH under this agreement.

    CAPITAL TRANSACTIONS

    In 2002, the company received capital contributions in the form of investments in affiliated mutual funds of $164.3 million from HOLDCO. The Company did not receive capital contributions in 2001.

    OTHER

    Premiums due and other receivables include $0.1 million and $1.0 million due from affiliates at December 31, 2002 and 2001, respectively. Other liabilities include $1.3 million and $0.6 million due to affiliates for the years ended December 31, 2002 and 2001, respectively.

11. REINSURANCE

    At December 31, 2002, the Company had reinsurance treaties with six unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

    Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), (formerly an affiliate of the Company), in which substantially all of the nonparticipating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual life insurance business, with the exception of certain supplemental contracts with reserves of $66.2 million and $69.9 million as of December 31, 2002 and 2001, respectively, was sold to Lincoln.

    On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $19.6 million and $24.1 million were maintained for this contract as of December 31, 2002 and 2001, respectively.

    The effect of reinsurance on premiums and recoveries was as follows:

                                                                                      Preacquisition
                                                                                      --------------
                                                                        One month     Eleven months
                                     Year ended       Year ended          ended           ended
                                    December 31,     December 31,     December 31,     November 30,
   (Millions)                           2002             2001             2000             2000
   Direct Premiums Federal             $ 97.3           $112.3            $17.2           $143.2
   Reinsurance assumed                    9.7              0.6              0.1              0.8
   Reinsurance ceded                      8.3             (1.3)             0.8              6.3
   -------------------------------------------------------------------------------------------------
   Net Premiums                          98.7            114.2             16.5            137.7
   -------------------------------------------------------------------------------------------------
   Reinsurance Recoveries              $317.6           $363.7            $44.5           $371.6
   =================================================================================================

12. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASES

    For the year ended December 31, 2002 rent expense for leases was $18.1 million. The future net minimum payments under noncancelable leases for the years ended December 31, 2003 through 2007 are estimated to be $17.5 million, $15.7 million, $14.9 million, $13.6 million and $12.1 million, respectively, and $0.2 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2002 and 2001, the Company had off-balance sheet commitments to purchase investments of $236.7 million with an estimated fair value of $236.7 million and $92.7 million with an estimated fair value of $92.7 million, respectively.

    LITIGATION

    The Company is a party to threatened or pending lawsuits arising, from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have materially adverse effect on the Company's operations or financial position.

13. SEGMENT INFORMATION

    The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for December 31, 2001 and 2000 in the table below. Effective with the third quarter of 2002, items that were previously not allocated back to USFS but reported in Other are now allocated to USFS and reported in the restated financial information for the period ending December 31, 2001 and 2000.

    Summarized financial information for the Company's principal operations for December 31, were as follows:

                                                   Non-Operating
                                                     Segments
                                              -----------------------
                                               Investment
                                               Management
   (Millions)                      USFS (1)   Services (2)  Other (3)    Total

               2002
   ------------------------------
     Revenues from external
       customers                   $  507.2      $ 19.2      $ (9.5)   $   516.9
     Net investment income            959.2         0.2         0.1        959.5
   ------------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains
     (losses)                      $1,466.4      $ 19.4      $ (9.4)   $ 1,476.4
   ==============================================================================
     Operating earnings (4)        $  121.1      $  4.7      $   --    $   125.8
     Cumulative effect of
       accounting change           (2,412.1)         --          --     (2,412.1)
     Net realized capital losses,
       net of tax                     (58.3)         --          --        (58.3)
   ------------------------------------------------------------------------------
   Net income (loss)               $(2,349.3)    $  4.7          --    $(2,344.6)
   ==============================================================================

               2001
   ------------------------------
     Revenues from external
       customers                   $  585.0      $119.6      $(37.0)   $   667.6
     Net investment income            885.5         1.7         1.2        888.4
   ------------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains
     (losses)                      $1,470.5      $121.3      $(35.8)   $ 1,556.0
   ==============================================================================
     Operating earnings (4)        $   86.2      $ 27.4      $   --    $   113.6
     Net realized capital gains,
       net of tax                     (13.8)        0.1          --        (13.7)
   ------------------------------------------------------------------------------
   Net income                      $   72.4      $ 27.5      $   --    $    99.9
   ==============================================================================

                                                   Non-Operating
                                                     Segments
                                              -----------------------
                                               Investment
                                               Management
   (Millions)                      USFS (1)   Services (2)  Other (3)    Total
               2000
   ------------------------------
     Revenues from external
       customers                   $  692.1      $138.2      $(53.0)   $   777.3
     Net investment income            905.8         2.8         3.8        912.4
   ------------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains
     (losses)                      $1,597.9      $141.0      $(49.2)   $ 1,689.7
   ==============================================================================
     Operating earnings (4)        $  197.4      $  9.7      $   --    $   207.1
     Net realized capital gains,
       net of tax                     (23.1)        0.1          --        (23.0)
   ------------------------------------------------------------------------------
   Net income from continuing
     operations                    $  174.3      $  9.8      $   --    $   184.1
   ==============================================================================

   (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
   (2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate ccounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 1).
   (3) Other includes consolidating adjustments between USFS and Investment Management Services.
   (4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

14. DISCONTINUED OPERATIONS--INDIVIDUAL LIFE INSURANCE

    On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1,000.0 million in cash. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance recoverable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $117.0 million, of which $57.7 million was deferred and was being recognized over approximately 15 years. The remaining portion of the gain was recognized immediately in net income and was largely attributed to access to the agency sales force and brokerage distribution channel. Approximately $5.7 million (after tax) of amortization related to the deferred gain was recognized in both 2000 and 1999. During the fourth quarter of 1999, the Company refined certain accrual and tax estimates which had been established in connection with the recording of the deferred gain. As a result, the deferred gain was increased by $12.9 million (after tax) to $65.4 million at December 31, 1999.

    In conjunction with the accounting for the 2000 acquisition of the Aetna Financial Services business, of which the Company is a part, the deferred gain, which was previously part of other liabilities, was written off (Refer to Note 1).

    QUARTERLY DATA (UNAUDITED)

   2002 (Millions)                 First   Second  Third    Fourth
   Total Revenue                   $363.5  $351.3  $349.8  $   310.8
   -----------------------------------------------------------------
   Income (loss) from continuing
     operations before income
     taxes                           44.1   39.3    (23.1)      25.8
   Income tax expense (benefit)      15.2   12.9     (9.9)       0.4
   Income (loss) from continuing
     operations                      28.9   26.4    (13.2)      25.4
   -----------------------------------------------------------------
   Cumulative effect of change in
     accounting principle              --     --       --   (2,412.1)
   -----------------------------------------------------------------
   Net income (loss)               $ 28.9  $26.4   $(13.2) $(2,386.7)
   -----------------------------------------------------------------

   2001 (Millions)                 First   Second  Third    Fourth
   Total Revenue                   $395.5  $411.9  $387.2  $   340.4
   -----------------------------------------------------------------
   Income (loss) from continuing
     operations before income
     taxes                           64.3   95.0     68.9      (40.9)
   Income tax expense (benefit)      28.2   39.1     27.1       (7.0)
   -----------------------------------------------------------------
   Income from continuing
     operations                      36.1   55.9     41.8      (33.9)
   -----------------------------------------------------------------
   Net (loss)                      $ 36.1  $55.9   $ 41.8  $   (33.9)
   -----------------------------------------------------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

(b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

     1.  Financial statements. See Item 8 on Page 17.
     2. Financial statement schedules. See Index on Financial Statement Schedules on Page 62.

EXHIBITS

     3.(i) Certificate of Incorporation as amended and restated January 1, 2002. Incorporated by reference to the ING Life Insurance and Annuity Company Annual Report on Form 10-K for the year ending December 31, 2002 (File No. 33-23376), as filed on March 28, 2002.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)
     3.(ii) By-Laws, as restated January 1, 2002. Incorporated by reference to the ING Life Insurance and Annuity Company Annual Report on Form 10-K for the year ending December 31, 2002 (File No. 33-23376), as filed on March 28, 2002.

     4.(a) Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

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

              Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

              Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

              Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

              Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

              Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

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

              Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

              Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

              Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

              Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)
              Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

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

              Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

              Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

              Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

              Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)
              Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

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

              Incorporated by reference to the Registration Statement on Form S-2 (File No. 33-64331), as filed on November 16, 1995.

              Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17,1996.

     10.      Material Contracts

     10.(a) Amended and Restated Asset Purchase Agreement by and among Aetna Life Insurance Company, ING Life Insurance and Annuity Company, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, dated May 21, 1998, incorporated herein by reference to the Company's Form 10-Q filed on August 8, 1998. (The Company will provide to the Securities and Exchange Commission a copy of omitted schedules or similar attachments upon request.)

     10.(b) Distribution Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.(c) Employee Benefits Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)
     10.(d) Tax Sharing Agreement, dated as of December 13, 2000, among Lion Connecticut Holdings Inc., Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.(e) Transition Services Agreement, dated as of December 13, 2000, between Lion Connecticut Holdings Inc. and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.(f) Lease Agreement, dated as of December 13, 2000, by and between ING Life Insurance Company and ING Life Insurance and Annuity Company, incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.(g) Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ING Life Insurance and Annuity Company, incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

     10.(h)   10 State House Square Services Agreement, dated as of
              December 13, 2000, between Aetna Inc. and Lion Connecticut Holdings Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001.

(b)  Reports on form 8-K.

    None.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                    Page
                                                    ----

Reports of Independent Auditors...................    69

I.        Summary of Investments December 31,
            2002..................................    71

III.      Supplementary Insurance Information as
            of and for the years ended
            December 31, 2002, 2001 and one month
            ended December 31, 2000 and eleven
            months ended November 30, 2000........    72

IV.      Reinsurance as of and for the years ended
            December 31, 2002, 2001 and one month
            ended December 31, 2000 and eleven
            months ended November 30, 2000........    74

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company and Subsidiaries as of December 31, 2002 and 2001, and for each of the years then ended, and have issued our report thereon dated March 25, 2003. Our audits also included the financial statement schedules listed in Item
15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                /s/ Ernst & Young LLP

Atlanta, Georgia
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT

The Shareholder and Board of Directors
ING Life Insurance and Annuity Company

Under date of March 27, 2001, we reported on the consolidated statements of income, changes in shareholder's equity and cash flows of ING Life Insurance Company of America and Subsidiaries, formerly known as Aetna Life Insurance and Annuity Company and Subsidiaries, for the period from December 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to November 30, 2000 ("Preacquisition Company"), as included herein. In connection with our audit of the aforementioned financial statements, we audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

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

                                                                /s/ KPMG LLP

Hartford, Connecticut
March 27, 2001

                                   SCHEDULE I
                             Summary of Investments
                            As of December 31, 2002
                                   (Millions)

                                                           Amount shown on
        Type of Investment             Cost      Value*     Balance Sheet
        ------------------           ---------  ---------  ---------------
Fixed maturities:
  U.S. government and government
    agencies and authorities         $    74.2  $    77.1     $    77.1
  States, municipalities and
    political subdivisions                10.2       12.7          12.7
  U.S. corporate securities            8,370.2    8,902.3       8,902.3
  Foreign securities (1)                 484.9      503.7         503.7
  Mortgage-backed securities           5,374.2    5,507.3       5,507.3
  Other asset-backed securities          882.4      918.9         918.9
  Less: Fixed maturities pledged to
    creditors                            154.9      155.0         155.0
                                     ---------  ---------     ---------
    Total fixed maturities
      securities                      15,041.2   15,767.0      15,767.0
                                     ---------  ---------     ---------

Equity securities:
  Non-redeemable preferred stock          34.2       34.2          34.2
  Investment in affiliated mutual
    funds                                203.9      201.0         201.0
  Common stock                             0.2        0.2           0.2
                                     ---------  ---------     ---------
    Total equity securities              238.3      235.4         235.4
                                     ---------  ---------     ---------

Short term investments                     6.2        6.2           6.2
Mortgage loans                           576.6      632.6         576.6
Policy loans                             296.3      296.3         296.3
Other investments                         52.2       52.2          52.2
Securities pledged to creditors          154.9      155.0         155.0
                                     ---------  ---------     ---------
    Total investments                $16,365.7  $17,144.7     $17,088.7
                                     =========  =========     =========

  *  See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                  SCHEDULE III
                      Supplementary Insurance Information
            As of and for the years ended December 31, 2002 and 2001
                     and one month ended December 31, 2000
                   and eleven months ended November 30, 2000
                                   (Millions)

                                          Future
                            Deferred      policy      Unpaid
                             policy      benefits     claims                  Other
                           acquisition  and claims'  and claim  Unearned  policyholders'
         Segment              costs      reserves    expenses   premiums      funds
========================================================================================
YEAR ENDED DECEMBER 31,
  2002
USFS                         $229.8      $3,305.2      $30.0      $ --      $14,756.0
Investment Management
  Services                       --            --         --        --             --
Other                            --            --         --        --             --
----------------------------------------------------------------------------------------
Total                        $229.8      $3,305.2      $30.0      $ --      $14,756.0
========================================================================================

YEAR ENDED DECEMBER 31,
  2001
USFS                         $121.3      $1,044.8      $ 4.2      $0.8      $12,129.1
Investment Management
  Services                       --            --         --        --             --
Other                            --            --         --        --             --
Discontinued operations
  (1)                            --       2,952.0       24.6        --            6.7
----------------------------------------------------------------------------------------
Total                        $121.3      $3,996.8      $28.8      $0.8      $12,135.8
========================================================================================

  (1)  Domestic individual life insurance business.

                      Supplementary Insurance Information
            As of and for the years ended December 31, 2002 and 2001
                     and one month ended December 31, 2000
                   and eleven months ended November 30, 2000
                                   (Millions)

                                                                                 Amortization of
                                                             Interest credited   deferred policy
                                        Net                      and other      acquisition costs
                                     investment    Other        benefits to       and value of
         Segment           Premiums  income (2)  Income (3)    policyholders    business acquired  Operating expenses
=====================================================================================================================
YEAR ENDED DECEMBER 31,
  2002
USFS                        $ 98.7     $959.2      $307.5         $746.4             $181.5              $358.7
Investment Management
  Services                      --        0.2        19.2             --                 --                12.0
Other                           --        0.1        (9.5)            --                 --                (9.3)
---------------------------------------------------------------------------------------------------------------------
Total                       $ 98.7     $959.5      $317.2         $746.4             $181.5              $361.4
=====================================================================================================================
YEAR ENDED DECEMBER 31,
  2001
USFS                        $114.2     $885.5      $449.7         $729.6             $112.0              $463.7
Investment Management
  Services                      --        1.7       119.7             --                 --                78.2
Other                           --        1.2       (37.0)            --                 --               (35.8)
---------------------------------------------------------------------------------------------------------------------
Total                       $114.2     $888.4      $532.4         $729.6             $112.0              $506.1
=====================================================================================================================
ONE MONTH ENDED
  DECEMBER 31, 2000
USFS                        $ 16.5     $ 78.3      $ 44.5         $ 68.9             $ 10.2              $ 43.0
Investment Management
  Services                      --         --        11.5             --                 --                10.2
Other                           --        0.3        (4.4)            --                 --                (4.1)
---------------------------------------------------------------------------------------------------------------------
Total from continuing
  operations                $ 16.5     $ 78.6      $ 51.6         $ 68.9             $ 10.2              $ 49.1
=====================================================================================================================
Discontinued operations     $   --     $   --      $  0.8         $   --             $   --              $   --
=====================================================================================================================
ELEVEN MONTHS ENDED
  NOVEMBER 30, 2000
USFS                        $137.7     $827.5      $457.8         $726.7             $116.7              $347.5
Investment Management
  Services                      --        2.8       126.9             --                 --               112.1
Other                           --        3.5       (48.6)            --                 --               (45.0)
---------------------------------------------------------------------------------------------------------------------
Total from continuing
  operations                $137.7     $833.8      $536.1         $726.7             $116.7              $414.6
=====================================================================================================================
Discontinued operations     $   --     $   --      $  8.2         $   --             $   --              $   --
=====================================================================================================================

  (2) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
  (3)  Includes net realized capital gains and losses and fee income.

                                  SCHEDULE IV
                            Reinsurance Information
            As of and for the years ended December 31, 2002 and 2001
                     and one month ended December 31, 2000
                   and eleven months ended November 30, 2000
                                   (Millions)

                                                                    Percentage of
       (Millions)            Gross      Ceded    Assumed    Net     assumed to net
==================================================================================
YEAR ENDED DECEMBER 31,
  2002
Life insurance in Force    $32,064.0  $31,853.2  $995.7   $1,206.5
Premiums:
  Discontinued operations      255.7      272.7    17.0         --
  Accident and Health
    Insurance                    2.0        2.0      --         --
  Annuities                     97.3        8.3     9.7       98.7          9.8%
----------------------------------------------------------------------------------
Total Premiums             $   355.0  $   283.0  $ 26.7   $   98.7
==================================================================================
YEAR ENDED DECEMBER 31,
  2001
Life insurance in Force    $34,645.5  $34,614.0  $883.7   $  915.2
Premiums:
  Discontinued operations      301.2      315.0    13.8         --
  Accident and Health
    Insurance                    4.5        4.5      --         --
  Annuities                    112.3       (1.3)    0.6      114.2          0.5%
----------------------------------------------------------------------------------
Total Premiums             $   418.0  $   318.2  $ 14.4   $  114.2
==================================================================================
ONE MONTH ENDED
  DECEMBER 31, 2000
Life insurance in Force    $ 4,027.1  $ 4,024.4  $103.1   $  105.8
Premiums:
  Discontinued operations       39.2       40.9     1.7         --
  Accident and Health
    Insurance                    1.6        1.6      --         --
  Annuities                     17.2        0.8     0.1       16.5          0.6%
----------------------------------------------------------------------------------
Total Premiums             $    58.0  $    43.3  $  1.8   $   16.5
==================================================================================
ELEVEN MONTHS ENDED
  NOVEMBER 30, 2000
Life insurance in Force    $33,607.6  $33,585.7  $860.3   $  882.2
Premiums:
  Discontinued operations      327.4      341.5    14.1         --
  Accident and Health
    Insurance                   13.6       13.6      --         --
  Annuities                    143.2        6.3     0.8      137.7          0.6%
----------------------------------------------------------------------------------
Total Premiums             $   484.2  $   361.4  $ 14.9   $  137.7
==================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ING LIFE INSURANCE AND ANNUITY COMPANY
                                               (Registrant)

March 25, 2003                                      By  /s/ Cheryl L. Price
-------------------                                     -----------------------
        (Date)                                          Cheryl L. Price
                                                        Vice President, Chief Financial Officer and
                                                          Chief Accounting Officer
                                                          (Duly Authorized Officer and Principal
                                                          Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 27, 2003.

                    SIGNATURES                                            TITLE

/s/ Cheryl L. Price
----------------------------------------------
Cheryl L. Price                                     Vice President, Chief Financial Officer and Chief
                                                      Accounting Officer

/s/ Keith Gubbay
----------------------------------------------
Keith Gubbay                                        Director and President

/s/ Thomas J. McInerney
----------------------------------------------
Thomas J. McInerney                                 Director

/s/ P. Randall Lowery
----------------------------------------------
P. Randall Lowery                                   Director

/s/ Mark A. Tullis
----------------------------------------------
Mark A. Tullis                                      Director

                                 CERTIFICATION

I, Cheryl L. Price, certify that:

1. I have reviewed this annual report on Form 10-K of ING Life Insurance and Annuity Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date: March 25, 2003

By /s/ Cheryl L. Price
--------------------------------------------------
Cheryl L. Price
Vice President, Chief Financial Officer and Chief
Accounting Officer
(Duly Authorized Officer and Principal Financial
Officer)

                                 CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this annual report on Form 10-K of ING Life Insurance and Annuity Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    (c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date March 25, 2003

By /s/ Keith Gubbay
--------------------------------------------------
Keith Gubbay
President
(Duly Authorized Officer and Principal Officer)

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 25, 2003                                      By /s/ Cheryl L. Price
----------------------------------------            -------------------------------------------------
(Date)                                              Cheryl L. Price
                                                    Vice President, Chief Financial Officer and
                                                    Chief Accounting Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 25, 2003                                      By /s/ Keith Gubbay
----------------------------------------            -------------------------------------------------
(Date)                                              Keith Gubbay
                                                    President

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.