Form 10-Q
period 2003-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2003-05-13
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003
                                    --------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to

Commission file number: 333-86276, 333-86278, 333-104456
                        --------------------------------

                                    ING LIFE INSURANCE AND ANNUITY COMPANY
----------------------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CONNECTICUT                                                                                           71-0294708
----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS employer identification no.)

151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT                                                              06156
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                              (Zip code)

Registrant's telephone number, including area code  (866) 723-4646
                                                   ---------------

----------------------------------------------------------------------------------------------------------------
             Former name, former address and formal fiscal year, if changed since last report

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of May 12, 2003, all of which were directly owned by Lion Connecticut Holdings, Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

           ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
       (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)
                    Form 10-Q for period ended March 31, 2003

                                      INDEX

                                                                                                                 PAGE

                                                                                                              ------------
PART I.           FINANCIAL INFORMATION  (UNAUDITED)
   Item 1.        Financial Statements:
                      Condensed Consolidated Statements of Income                                                   3
                      Condensed Consolidated Balance Sheets                                                         4
                      Condensed Consolidated Statements of Changes in Shareholder's Equity                          5
                      Condensed Consolidated Statements of Cash Flows                                               6
                      Notes to Condensed Consolidated Financial Statements                                          7

   Item 2.        Management's Narrative Analysis of the Results of Operations and
                      Financial Condition                                                                          12

   Item 4.        Controls and Procedures                                                                          19

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                                20

   Item 6.        Exhibits and Reports on Form 8-K                                                                 20

Signatures                                                                                                         21

Certifications                                                                                                     22

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                   2003               2002
                                                                                          ------------------   -----------------
Revenues:
      Premiums                                                                            $        23.8        $        27.2
      Fee income                                                                                   87.4                118.6
      Net investment income                                                                       244.5                234.4
      Net realized capital gains (losses)                                                           3.5                (16.7)
                                                                                          ------------------   -----------------
Total revenue                                                                                     359.2                363.5
                                                                                          ------------------   -----------------

Benefits, losses and expenses:
      Benefits:
            Interest credited and other benefits to policyholders                                 194.2                183.0
      Underwriting, acquisition, and insurance expenses:
            General expenses                                                                      101.7                115.0
            Commissions                                                                            28.8                 33.8
            Policy acquisition costs deferred                                                     (39.5)               (44.9)
      Amortization of deferred policy acquisition costs and value of business acquired             56.5                 32.5
                                                                                          ------------------   -----------------
Total benefits, losses and expenses                                                               341.7                319.4
                                                                                          ------------------   -----------------
Income before income taxes                                                                         17.5                 44.1
Income tax expense                                                                                  5.1                 15.2
                                                                                          ------------------   -----------------
Net income                                                                                $        12.4        $        28.9
                                                                                          ==================   =================

            See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                                   MARCH 31, 2003       DECEMBER 31,
                                                                                                    (UNAUDITED)             2002
                                                                                              --------------------  ----------------
ASSETS
Investments:
      Fixed  maturities,  available for sale, at fair value  (amortized cost of $15,521.7 at
         2003 and $15,041.2 at 2002)                                                          $     16,310.1        $    15,767.0
      Equity securities at fair value:
            Nonredeemable preferred stock (cost of $34.2 at 2003 and 2002)                              34.2                 34.2
            Investment in affiliated mutual funds (cost of $206.4 at 2003 and
                $203.9 at 2002)                                                                        201.6                201.0
            Common stock (cost of $0.2 at 2003 and 2002)                                                 0.2                  0.2
      Mortgage loans on real estate                                                                    618.5                576.6
      Policy loans                                                                                     286.2                296.3
      Short-term investments                                                                             6.2                  6.2
      Other investments                                                                                 43.8                 52.2
      Securities  pledged to  creditors  (amortized  cost of  $1,201.3 at 2003 and $154.9 at
         2002)                                                                                       1,202.7                155.0
                                                                                              --------------------  ----------------
Total investments                                                                                   18,703.5             17,088.7

Cash and cash equivalents                                                                               84.6                 65.4
Short term investments under securities loan agreement                                               1,301.1                164.3
Accrued investment income                                                                              183.0                170.9
Reinsurance recoverable                                                                              2,959.2              2,986.5
Deferred policy acquisition costs                                                                      242.3                229.8
Value of business acquired                                                                           1,399.0              1,438.4
Property,  plant and  equipment  (net of  accumulated  depreciation  of $61.7 at 2003 and
   $56.0 at 2002)                                                                                       44.1                 49.8
Other assets                                                                                           232.5                145.8
Assets held in separate accounts                                                                    28,814.8             28,071.1
                                                                                              --------------------  ----------------
Total assets                                                                                  $     53,964.1        $    50,410.7
                                                                                              ====================  ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Policy liabilities and accruals:
  Future policy benefits and claims' reserves                                                 $      3,272.0        $     3,305.2
  Unpaid  claims and claim expenses                                                                     27.3                 30.0
  Other policyholder's funds                                                                        15,339.1             14,756.0
                                                                                              --------------------  ----------------
Total policy liabilities and accruals                                                               18,638.4             18,091.2

Payables under securities loan agreement                                                             1,301.1                164.3
Current income taxes                                                                                    97.0                 84.5
Deferred income taxes                                                                                  155.3                163.1
Other liabilities                                                                                    2,665.6              1,573.7
Liabilities related to separate accounts                                                            28,814.8             28,071.1
                                                                                              --------------------  ----------------
Total liabilities                                                                                   51,672.2             48,147.9
                                                                                              --------------------  ----------------

Shareholder's equity:
      Common stock (100,000 shares authorized; 55,000 shares issued and outstanding,  $50.00
         per share par value)                                                                            2.8                  2.8
      Additional paid-in capital                                                                     4,416.5              4,416.5
      Accumulated other comprehensive income                                                           125.0                108.3
      Retained deficit                                                                              (2,252.4)            (2,264.8)
                                                                                              --------------------  ----------------
Total shareholder's equity                                                                           2,291.9              2,262.8
                                                                                              --------------------  ----------------
Total liabilities and shareholder's equity                                                    $     53,964.1        $    50,410.7
                                                                                              ====================  ================

            See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                          2003            2002
                                                                                                      ------------   --------------
Shareholder's equity, beginning of period                                                             $  2,262.8     $   4,454.3
Comprehensive income (loss):
      Net income                                                                                            12.4            28.9
      Other comprehensive income (loss) net of tax: Unrealized gain (loss) on securities ($25.7 and
         $(55.6), pretax year to date)                                                                      16.7           (36.1)
                                                                                                      ------------   --------------
Total comprehensive income (loss)                                                                           29.1            (7.2)
Contribution of IA Holdco                                                                                    -             (60.1)
                                                                                                      ------------   --------------
Shareholder's equity, end of period                                                                   $  2,291.9     $   4,387.0
                                                                                                      ============   ==============

            See Notes to Condensed Consolidated Financial Statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      2003                     2002
                                                                                -----------------       -----------------
Net cash provided by (used for) operating activities                            $    609.1              $      (45.9)

Cash Flows from Investing Activities:
      Proceeds from the sale of:
            Fixed maturities available for sale                                    4,633.8                   4,710.4
            Equity securities                                                          0.5                       2.2
            Mortgages                                                                  6.6                       2.6
      Investment maturities and collections of:
            Fixed maturities available for sale                                    1,157.5                     488.3
            Short-term investments                                                     9.6                   2,644.0
      Acquisition of investments:
            Fixed maturities available for sale                                   (6,467.8)                 (5,575.7)
            Short-term investments                                                     -                    (2,620.9)
            Mortgages                                                                (48.5)                    (12.6)
      Decrease in policy loans                                                        10.2                      11.1
      Purchases of property and equipment                                             (0.1)                      2.7
      Other, net                                                                      (1.8)                    (16.3)
                                                                                -----------------       -----------------
Net cash used for investing activities                                              (700.0)                   (364.2)

Cash Flows from Financing Activities:
      Deposits and interest credited for investment contracts                        333.1                     525.2
      Maturities and withdrawals from insurance and investment contracts            (185.3)                   (263.2)
      Transfers (to) from separate accounts                                          (37.7)                    126.6
                                                                                -----------------       -----------------
Net cash provided by financing activities                                            110.1                     388.6
                                                                                -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                  19.2                     (21.5)
Cash and cash equivalents, beginning of period                                        65.4                      82.0
                                                                                -----------------       -----------------
Cash and cash equivalents, end of period                                        $     84.6              $       60.5
                                                                                =================       =================

            See Notes to Condensed Consolidated Financial Statements.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

ING Life Insurance and Annuity Company ("ILIAC"), and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC, and, through February 28, 2002, Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ILIAC is a wholly-owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion Connecticut"). Lion Connecticut is ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to Lion Connecticut Holdings, Inc. ("HOLDCO," former ILIAC parent company), resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

The condensed consolidated financial statements and notes as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is derived from external customers.

2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of business acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets are reduced to the extent that gross profits are inadequate to recover the asset.

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

VOBA activity for the three months ended March 31, 2003 was as follows:

(MILLIONS)
-----------------------------------------------------
Balance at December 31, 2002           $     1,438.4
Adjustment for FAS No. 115                      (3.8)
Additions                                        8.3
Interest accrued at 7%                          24.0
Amortization                                   (67.9)
-----------------------------------------------------
Balance at March 31, 2003              $     1,399.0
=====================================================

4.   INVESTMENTS

IMPAIRMENTS

During the first three months of 2003, the Company determined that fifty-eight fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2003, the Company recognized a pre-tax loss of $42.1 million to reduce the carrying value of the fixed maturities to their fair value of $151.9 million at the time of impairment. During the first three months of 2002, the Company determined that nine fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2002, the Company recognized a pre-tax loss of $3.2 million to reduce the carrying value of the fixed maturities to their fair value of $9.0 million.

5.   SEVERANCE

In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (a business division of ING which includes the Company) in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detailed analysis of its severance accrual. As part of this analysis, the Company revised the initial estimate of positions to eliminate from 580 to 515 (corrected from the Annual Report on Form 10-K) and extended the date of expected completion for severance actions to June 30, 2003.

Activity for the three months ended March 31, 2003 within the severance liability and positions eliminated related to such actions were as follows:

(MILLIONS)                                        LIABILITY              POSITIONS
----------------------------------------------------------------------------------
Balance at December 31, 2002                    $    9.2                     75
Payments/terminations                               (2.6)                   (21)
----------------------------------------------------------------------------------
Balance at March 31, 2003                       $    6.6                     54
==================================================================================

6.   INCOME TAXES

The Company's effective tax rates for the three months ended March 31, 2003 and 2002 were 29.1% and 34.5%, respectively. This decrease results primarily from an increase in the deduction allowed for dividends received combined with a decrease in pre-tax earnings.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2003 and

December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $224.5 million and $236.7 million, respectively.

LITIGATION

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

8.   SEGMENT INFORMATION

The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended March 31, 2002 in the table below (refer to Note 1). Effective with the third quarter of 2002, items that were previously not allocated to USFS but reported in the Other segment are now allocated to USFS and reported in the restated financial information for the period ending March 31, 2002.

Summarized financial information for the Company's principal operations for the three months ended March 31, 2003 and 2002 was as follows:

                                                                                  NON-OPERATING SEGMENTS
                                                                                -------------------------
                                                                                INVESTMENT
                                                                                MANAGEMENT
(MILLIONS) (UNAUDITED)                                               USFS (1)   SERVICES (2)   OTHER (3)        TOTAL
-------------------------------------------------------------------------------------------------------------------------
2003
Revenues from external customers                                   $   111.2     $      -      $     -        $   111.2
Net investment income                                                  244.5            -            -            244.5
-------------------------------------------------------------------------------------------------------------------------
Total revenue excluding net realized capital gains (losses)        $   355.7     $      -      $     -        $   355.7
=========================================================================================================================

Operating earnings (4)                                             $    10.2     $      -      $     -        $    10.2
Net realized capital gains, net of tax                                   2.2            -            -              2.2
-------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    12.4     $      -      $     -        $    12.4
=========================================================================================================================

2002
Revenues from external customers                                   $   136.1     $     19.2    $    (9.5)     $   145.8
Net investment income                                                  234.1            0.2          0.1          234.4
-------------------------------------------------------------------------------------------------------------------------
Total revenue excluding net realized capital gains (losses)        $   370.2     $     19.4    $    (9.4)     $   380.2
=========================================================================================================================

Operating earnings (4)                                             $    35.1     $      4.7    $     -        $    39.8
Net realized capital losses, net of tax                                (10.9)           -            -            (10.9)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    24.2     $      4.7    $     -        $    28.9
=========================================================================================================================

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Life Insurance and Annuity Company ("ILIAC", or the "Company") as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

NATURE OF BUSINESS

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as nonqualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the condensed consolidated financial statements.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of the DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness.

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

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legal Initiatives section below). Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS
USFS

                                                                                              THREE MONTHS ENDED MARCH 31,
(Millions) (Unaudited)                                                                           2003                 2002
------------------------------------------------------------------------------------------------------------------------------
Premiums                                                                                     $      23.8        $      27.2
Fee income                                                                                          87.4              108.9
Net investment income                                                                              244.5              234.1
Net realized capital gains (losses)                                                                  3.5              (16.7)
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                      359.2              353.5
------------------------------------------------------------------------------------------------------------------------------
Interest credited and other benefits to policyholders                                              194.2              183.0
      Underwriting, acquisition, and insurance expenses:
            General expenses                                                                       101.7              112.2
            Commissions                                                                             28.8               33.8
            Policy acquisition costs deferred                                                      (39.5)             (44.9)
      Amortization of deferred policy acquisition costs and value of
            business acquired                                                                       56.5               32.5
------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                                        341.7              316.6
------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                                          17.5               36.9
Income tax expense                                                                                   5.1               12.7
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $      12.4        $      24.2
==============================================================================================================================
Deposits (not included in premiums above):
      Annuities -fixed options                                                               $     425.4              317.4
      Annuities -variable options                                                                1,050.5            1,357.2
------------------------------------------------------------------------------------------------------------------------------
Total - deposits                                                                             $   1,475.9        $   1,674.6
==============================================================================================================================
Assets under management:
      Annuities - fixed options  (1)                                                         $  15,359.2        $  13,615.3
      Annuities - variable options (2)                                                          22,603.1           28,789.0
------------------------------------------------------------------------------------------------------------------------------
      Subtotal - annuities                                                                      37,962.3           42,404.3
      Plan Sponsored and Other                                                                   6,618.8            9,154.3
------------------------------------------------------------------------------------------------------------------------------
Total - assets under management                                                                 44,581.1           51,558.6
Assets under administration  (3)                                                                17,012.3           11,470.0
------------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                                             $  61,593.4        $  63,028.6
==============================================================================================================================

(1) Excludes net unrealized capital gains of $789.8 million and $98.4 million at March 31, 2003 and 2002, respectively.

(2) Includes $9,112.0 million at March 31, 2003 and $11,704.5 million at March 31, 2002 related to deposits into the Company's products and invested in unaffiliated mutual funds.

(3) Represents assets for which the Company provides administrative services only.

Premiums for the three months ended March 31, 2003 decreased by $3.4 million compared to the same period in 2002, primarily due to a decrease in immediate annuities with life contingencies.

Fee income for the three months ended March 31, 2003 decreased by $21.5 million compared to the same period in 2002, primarily due to the decrease in average variable assets under management by the Company. Substantially all of the fee income on variable assets is calculated based on assets under management and administration, which decreased due to the continued decline in the equity markets, and customer transfers to fixed options.

Net investment income for the three months ended March 31, 2003 increased by $10.4 million compared to the same period in 2002. This increase in net investment income is primarily due to an increase in assets under management with fixed options partially offset by lower investments yields.

Net realized capital gains for the three months ended in March 31, 2003 increased by $20.2 million compared to the same period in 2002 primarily due to a decrease in the 10-year treasury rate between the comparative periods. A significant variable affecting realized gains and losses is the 10-year treasury yield, this rate decreased between March 31, 2002 and 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increase assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

Interest credited and other benefits to the policyholders for the three months ended March 31, 2003 increased by $11.2 million compared to the same period in 2002, primarily due to an increase in assets under management with fixed options partially offset by a decrease in credited rates to policyholders.

Underwriting, acquisition, and insurance expenses for the three months ended March 31, 2003 decreased by $10.1 million compared to the same period in 2002, primarily due to a decrease in general expenses and commissions slightly offset by a decrease in policy acquisition costs deferred. General expenses decreased primarily due to lower employee related costs due to the Company's 2002 restructuring efforts. Commissions decreased during the period as a result of a decrease in new and renewal business (fee income) generated during the three months ended March 31, 2003 as compared to the same period in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2003, increased by $24.0 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income decreased by $11.8 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Lower earnings are primarily the result of increases to the amortization of value of business acquired, higher interest credited and other benefits to policyholders and lower fee income partially offset by higher investment income, net realized capital gains and lower underwriting, acquisition and insurance expenses.

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002 (refer to Note 1 of the Condensed Consolidated Notes to the Financial Statements).

Investment Management Services' net income for the three months ended March 31, 2002 was $4.7 million. The 2002 results reflect operating results through February 28, 2002 only.

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At March 31, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 94% of the total general account invested assets. For the same periods, $12,807.8 million, or 73% of total fixed maturities including securities pledged to creditors, and $11,808.4 million, or 74% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities including securities pledged to creditors reflected net unrealized capital gains of $789.8 million and $725.9 million at March 31, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                    MARCH 31, 2003      DECEMBER 31, 2002
-------------------------------------------------------------------------
AAA                                       53.8%              51.9%
AA                                         5.0                5.0
A                                         19.3               20.2
BBB                                       18.5               19.2
BB                                         2.4                2.5
B and Below                                1.0                1.2
-------------------------------------------------------------------------
   Total                                 100.0%             100.0%
=========================================================================

The percentage of total fixed maturities by market sector is as follows:

                                                  MARCH 31, 2003       DECEMBER 31, 2002
----------------------------------------------------------------------------------------
U.S. Corporate                                          37.2%              40.7%
Residential Mortgage-backed                             36.5               34.9
Commercial/Multifamily Mortgage-backed                   8.5                8.7
Foreign (1)                                              9.9                9.4
U.S. Treasuries/Agencies                                 2.6                0.5
Asset-backed                                             5.3                5.8
----------------------------------------------------------------------------------------
   Total                                               100.0%             100.0%
========================================================================================

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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate. Under this agreement, which became effective in June 2001 and expires in April 2011, the Company and ING AIH can borrow up to 3% of the Company's statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

LEGISLATIVE INITATIVES

During 2003, the Bush Administration introduced a budget proposing changes to federal income taxes, which Congress is now considering. The main item is the elimination of the double taxation of corporate dividends. Other legislative proposals under consideration would repeal the estate tax permanently and make changes to nonqualified deferred compensation arrangements.

Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's tax position and products is uncertain at this time.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

4.(a) Instruments Defining the Rights of Security Holders, Including Indentures
      (Annuity Contracts)

      Incorporated by reference to Post-Effective Amendment No. 28 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 10, 2003.

      Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

      Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (33-75980), as filed on April 16, 2003.

  (b) Reports on form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ING LIFE INSURANCE AND ANNUITY COMPANY
                  --------------------------------------
                               (Registrant)

May 12, 2003      By   /s/ Cheryl L. Price
-------------         ---------------------------------------------------------
  (Date)              Cheryl L. Price
                      Vice President, Chief Financial Officer and Chief
                      Accounting Officer
                      (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

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

Date:     May 12, 2003
          ------------

By       /s/ Cheryl L. Price
         ---------------------------------------------
         Cheryl L. Price
         Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

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

Date   May 12, 2003
       ------------

By     /s/ Keith Gubbay
       ----------------------------
       Keith Gubbay
       President
       (Duly Authorized Officer and Principal Officer)

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2003       By   /s/ Cheryl L. Price
-------------           -------------------------------------------------
   (Date)               Cheryl L. Price
                        Vice President, Chief Financial Officer and Chief
                        Accounting Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2003                       By    /s/ Keith Gubbay
-------------                            ---------------------------------------
   (Date)                                Keith Gubbay
                                         President

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.