Form 10-Q
period 2003-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2003-08-14
CIK 837010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

     Commission file number: 333-86276, 333-86278, 333-104456

                     ING Life Insurance and Annuity Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Connecticut                                          71-0294708
------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                              (IRS employer
          incorporation or organization)                           identification no.)

   151 Farmington Avenue, Hartford, Connecticut                           06156
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

                             Yes  __X__  No  ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of August 12, 2003, all of which were directly owned by Lion Connecticut Holdings, Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)
                  Form 10-Q for the period ended June 30, 2003

                                     INDEX

                                                                 Page
                                                                 ----
              PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.                Financial Statements:
                       Condensed Consolidated Statements of
                       Income..................................    3
                       Condensed Consolidated Balance Sheets...    4
                       Condensed Consolidated Statements of
                       Changes in Shareholder's Equity.........    5
                       Condensed Consolidated Statements of
                       Cash Flows..............................    6
                       Notes to Condensed Consolidated
                       Financial Statements....................    7
Item 2.                Management's Narrative Analysis of the
                         Results of Operations and Financial
                         Condition.............................   12
Item 4.                Controls and Procedures.................   20

                     PART II. OTHER INFORMATION
Item 1.                Legal Proceedings.......................   20
Item 6.                Exhibits and Reports on Form 8-K........   20
                       Signatures..............................   21
                       Certifications..........................   22

                   PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                   (Millions)

                                Three months ended  Six months ended
                                     June 30,           June 30,
                                ------------------  ----------------
                                  2003      2002     2003     2002
                                --------  --------  -------  -------
Revenue:
  Premiums                       $ 25.1    $ 24.5   $ 48.9   $ 51.7
  Fee income                       89.8     110.8    177.2    229.4
  Net investment income           229.7     265.0    474.2    499.4
  Net realized capital gains
    (losses)                       39.0     (49.0)    42.5    (65.7)
                                 ------    ------   ------   ------
       Total revenue              383.6     351.3    742.8    714.8
                                 ------    ------   ------   ------
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      contractholders             177.3     193.1    371.5    376.1
  Underwriting, acquisition,
    and insurance expenses:
    General expenses              105.9      92.0    207.6    207.0
    Commissions                    29.5      31.9     58.3     65.7
    Policy acquisition costs
      deferred                    (40.1)    (41.5)   (79.6)   (86.4)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                       (0.5)     36.5     56.0     69.0
                                 ------    ------   ------   ------
       Total benefits, losses
         and expenses             272.1     312.0    613.8    631.4
                                 ------    ------   ------   ------

Income before income taxes        111.5      39.3    129.0     83.4
Income tax expense                 36.2      12.9     41.3     28.1
                                 ------    ------   ------   ------

Net income                       $ 75.3    $ 26.4   $ 87.7   $ 55.3
                                 ======    ======   ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)

                                           June 30, 2003     December 31,
                                            (Unaudited)          2002
                                          ----------------  ---------------
                 ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value (amortized cost of
    $15,638.1 at 2003 and $15,041.2 at
    2002)                                    $16,606.9         $15,767.0
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost
      of $34.2 at 2003 and 2002)                  34.2              34.2
    Investment in affiliated mutual
      funds (cost of $197.5 at 2003 and
      $203.9 at 2002)                            202.9             201.0
    Common stock (cost of $0.2 at 2003
      and 2002)                                    0.2               0.2
  Mortgage loans on real estate                  672.7             576.6
  Policy loans                                   278.7             296.3
  Short-term investments                          33.7               6.2
  Other investments                               39.1              52.2
  Securities pledged to creditors
    (amortized cost of $1,306.7 at 2003
    and $154.9 at 2002)                        1,354.0             155.0
                                             ---------         ---------
        Total investments                     19,222.4          17,088.7

Cash and cash equivalents                         15.2              65.4
Short-term investments under securities
  loan agreement                               1,452.8             164.3
Accrued investment income                        169.5             170.9
Reinsurance recoverable                        2,973.3           2,986.5
Deferred policy acquisition costs                264.8             229.8
Value of business acquired                     1,411.4           1,438.4
Property, plant and equipment (net of
  accumulated depreciation of $66.7 at
  2003 and $56.0 at 2002)                         39.9              49.8
Other assets                                     462.1             145.8
Assets held in separate accounts              30,014.2          28,071.1
                                             ---------         ---------
        Total assets                         $56,025.6         $50,410.7
                                             =========         =========
  LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits and claims
    reserves                                 $ 3,274.6         $ 3,305.2
  Unpaid claims and claim expenses                35.5              30.0
  Other policyholders' funds                  15,826.7          14,756.0
                                             ---------         ---------
        Total policy liabilities and
          accruals                            19,136.8          18,091.2

  Payables for securities purchased            1,452.8             164.3
  Current income taxes                           125.1              84.5
  Deferred income taxes                          179.3             163.1
  Other liabilities                            2,534.8           1,573.7
  Liabilities related to separate
    accounts                                  30,014.2          28,071.1
                                             ---------         ---------
        Total liabilities                     53,443.0          48,147.9
                                             ---------         ---------
  Shareholder's equity
    Common stock (100,000 shares
      authorized, 55,000 shares issued
      and outstanding, $50.00 per share
      par value)                                   2.8               2.8
    Additional paid-in capital                 4,616.5           4,416.5
    Accumulated other comprehensive
      income                                     140.4             108.3
    Retained deficit                          (2,177.1)         (2,264.8)
                                             ---------         ---------
        Total shareholder's equity             2,582.6           2,262.8
                                             ---------         ---------
          Total liabilities and
            shareholder's equity             $56,025.6         $50,410.7
                                             =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)
                                   (Millions)

                                           Six Months Ended
                                               June 30,
                                          ------------------
                                            2003      2002
                                          --------  --------
Shareholder's equity, beginning of
  period                                  $2,262.8  $4,454.3
Comprehensive income:
  Net income                                  87.7      55.3
  Other comprehensive income net of tax:
    Unrealized gain on securities ($49.4
    and $18.8, pretax year to date)           32.1      12.2
                                          --------  --------
  Total comprehensive income                 119.8      67.5
Contribution of IA Holdco                       --     (60.1)
Capital contribution                         200.0        --
                                          --------  --------
Shareholder's equity, end of period       $2,582.6  $4,461.7
                                          ========  ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (Millions)

                                            Six months ended
                                                June 30,
                                          ---------------------
                                             2003       2002
                                          ----------  ---------
Net cash provided by (used for)
  operating activities                    $  1,353.1  $   (85.0)
Cash Flows from Investing Activities
  Proceeds from the sale of:
    Fixed maturities available for sale     11,892.9    7,591.0
    Equity securities                           27.0        0.2
    Mortgages                                    9.4         --
  Investment maturities and collections
    of:
    Fixed maturities available for sale      2,020.2      799.8
    Short-term investments                       2.9    6,536.1
  Acquisition of investments:
    Fixed maturities available for sale    (15,682.0)  (8,920.0)
    Equity securities                          (18.1)     (59.2)
    Short-term investments                     (27.5)  (6,330.1)
    Mortgages                                 (105.5)    (345.7)
  Decrease in policy loans                      17.6       18.9
  Purchases of property and equipment           (0.9)       7.1
  Other, net                                    (7.9)     209.3
                                          ----------  ---------
Net cash used in investing activities       (1,871.9)    (492.6)
                                          ----------  ---------
Cash Flows from Financing Activities
  Deposits and interest credited for
    investment contracts                       666.3      967.6
  Maturities and withdrawals from
    insurance and investment contracts        (370.7)    (526.5)
  Capital contribution                         200.0         --
  Transfers (to) from separate accounts        (27.0)      44.2
                                          ----------  ---------
Net cash provided by financing
  activities                                   468.6      485.3
                                          ----------  ---------
Net decrease in cash and cash
  equivalents                                  (50.2)     (92.3)
Cash and cash equivalents, beginning of
  period                                        65.4       82.0
                                          ----------  ---------
Cash and cash equivalents (cash
  overdrafts), end of period              $     15.2  $   (10.3)
                                          ==========  =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

    On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco and its subsidiaries to Lion Connecticut Holdings, Inc. ("HOLDCO," former ILIAC parent company), resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

    The condensed consolidated financial statements and notes as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

    The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2. RECENTLY ADOPTED ACCOUNTING STANDARDS (continued) non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

4.  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

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

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED (continued) VOBA activity for the six months ended June 30, 2003 was as follows:

   (Millions)
   Balance at December 31, 2002                        $1,438.4
   Adjustment for FAS No. 115                             (8.6)
   Additions                                              25.0
   Interest accrued at 7%                                 48.0
   Amortization                                          (91.4)
   -----------------------------------------------------------
   Balance at June 30, 2003                            $1,411.4
   ===========================================================

5.  INVESTMENTS

    IMPAIRMENTS

    During the three months ended June 30, 2003, the Company determined that fifty-three fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $24.1 million to reduce the carrying value of the fixed maturities to their fair value of $124.0 million at the time of impairment. During the three months ended June 30, 2002, the Company determined that twelve fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2002, the Company recognized a pre-tax loss of $32.1 million to reduce the carrying value of the fixed maturities to their fair value of $15.2 million.

    During the first six months of 2003, the Company determined that seventy-five fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $66.2 million to reduce the carrying value of the fixed maturities to their fair value of $152.9 million at the time of impairment. During the first six months of 2002, the Company determined that seventeen fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2002, the Company recognized a pre-tax loss of $35.3 million to reduce the carrying value of the fixed maturities to their fair value of $13.5 million.

6.  SEVERANCE

    In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (a business division of ING which includes the Company) in order to build a more customer-focused organization. During the first quarter 2003, the Company performed a detailed analysis of its severance accrual. As part of this analysis, the Company corrected the initial planned number of people to eliminate from 580 to 515 (corrected from the 2002 Annual Report on Form 10-K) and extended the date of expected substantial completion for severance actions to June 30, 2003.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  SEVERANCE (continued)
    Activity for the six months ended June 30, 2003 within the severance liability and positions eliminated related to such actions were as follows:

   (Millions, except positions data)         Liability  Positions
   Balance at December 31, 2002                $ 9.2         75
   Payments/terminations                        (4.6)       (61)
   --------------------------------------------------------------
   Balance at June 30, 2003                    $ 4.6         14
   ==============================================================

7.  INCOME TAXES

    The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 32.0% and 33.7%, respectively. The effective tax rates for the three months ended June 30, 2003 and 2002 were 32.5% and 32.8%, respectively. The decreases in effective tax rates result primarily from an increase in the deduction allowed for dividends received.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At
    June 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $256.8 million and $236.7 million, respectively.

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

9.  SEGMENT INFORMATION

    The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended June 30, 2002 in the table below. Effective with the third quarter of 2002, items that were previously not allocated to USFS but reported in the Other segment are now allocated to USFS and reported in the restated financial information for the period ending June 30, 2002.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  SEGMENT INFORMATION (continued)
    Summarized financial information for the Company's principal operations for the six months ended June 30, 2003 and 2002 was as follows:

                                                  Non-Operating
                                                    Segments
                                             -----------------------
                                              Investment
                                              Management
   (Millions) (Unaudited)          USFS (1)  Services (2)  Other (3)   Total
   2003
   Revenues from external
     customers                      $226.1       $  --       $  --    $226.1
   Net investment income             474.2          --          --     474.2
   --------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains
     (losses)                       $700.3       $  --       $  --    $700.3
   ==========================================================================

   Operating earnings (4)           $ 60.1       $  --       $  --    $ 60.1
   Net realized capital gains,
     net of tax                       27.6          --          --      27.6
   --------------------------------------------------------------------------
   Net income                       $ 87.7       $  --       $  --    $ 87.7
   ==========================================================================

   2002
   Revenues from external
     customers                      $271.4       $19.2       $(9.5)   $281.1
   Net investment income             499.1         0.2         0.1     499.4
   --------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains
     (losses)                       $770.5       $19.4       $(9.4)   $780.5
   ==========================================================================

   Operating earnings (4)           $ 93.3       $ 4.7       $  --    $ 98.0
   Net realized capital losses,
     net of tax                      (42.7)         --          --     (42.7)
   --------------------------------------------------------------------------
   Net income                       $ 50.6       $ 4.7       $  --    $ 55.3
   ==========================================================================

   (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
   (2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO.
   (3) Other includes consolidating adjustments between USFS and Investment Management Services.
   (4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Life Insurance and Annuity Company and its wholly-owned subsidiaries ("ILIAC", or the "Company") as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

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

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by considering the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)
Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS

USFS

                                Three months ended    Six months ended
                                     June 30,             June 30,
                                ------------------  --------------------
(Millions) (Unaudited)              2003      2002       2003       2002
------------------------------------------------------------------------
Premiums                        $   25.1  $   33.7  $    48.9  $    60.9
Fee income                          89.8     101.6      177.2      210.5
Net investment income              229.7     265.0      474.2      499.1
Net realized capital gains
  (losses)                          39.0     (49.0)      42.5      (65.7)
                                --------  --------  ---------  ---------
Total revenue                      383.6     351.3      742.8      704.8
                                --------  --------  ---------  ---------
Interest credited and other
  benefits to contractholders      177.3     193.1      371.5      376.1
  Underwriting, acquisition
    and insurance expenses:
    General expenses               105.9      92.0      207.6      204.2
    Commissions                     29.5      31.9       58.3       65.7
    Policy acquisition costs
      deferred                     (40.1)    (41.5)     (79.6)     (86.4)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                        (0.5)     36.5       56.0       69.0
                                --------  --------  ---------  ---------
Total benefits and expenses        272.1     312.0      613.8      628.6
                                --------  --------  ---------  ---------
Income from operations before
  income taxes                     111.5      39.3      129.0       76.2
Income tax expense                  36.2      12.9       41.3       25.6
                                --------  --------  ---------  ---------
Net income                      $   75.3  $   26.4  $    87.7  $    50.6
                                ========  ========  =========  =========
Deposits (not included in
  premiums above):
  Annuities--fixed options      $  411.8  $  338.2  $   838.7  $   655.6
  Annuities--variable options      904.3   1,082.4    1,959.8    2,439.6
                                --------  --------  ---------  ---------
Total deposits                  $1,316.1  $1,420.6  $ 2,798.5  $ 3,095.2
                                ========  ========  =========  =========
Assets under management:
  Annuities--fixed options (1)                      $15,613.0  $13,792.1
  Annuities--variable options
    (2)                                              25,319.4   26,106.0
                                                    ---------  ---------
  Subtotal--annuities                                40,932.4   39,898.1
  Plan sponsored and other                            6,830.0    9,323.5
                                                    ---------  ---------
Total--assets under management                       47,762.4   49,221.6
Assets under administration
  (3)                                                19,214.8   11,048.4
                                                    ---------  ---------
Total assets under management
  and administration                                $66,977.2  $60,270.0
                                                    =========  =========

(1) Excludes net unrealized capital gains of $1,016.1 million and $353.3 million at June 30, 2003 and 2002, respectively.
(2)  Includes $10,618.7 million at June 30, 2003 and $10,512.2 million at
     June 30, 2002 related to deposits into the Company's products and invested in unaffiliated mutual funds.
(3) Represents assets for which the Company provides administrative services only.

Premiums for the three and six month periods ended June 30, 2003 decreased by $8.6 million and $12.0 million, respectively, compared to the same periods in 2002, primarily due to a decrease in immediate annuities with life contingencies.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
USFS (continued)
Fee income for the three months ended June 30, 2003 decreased by $11.8 million compared to the same period in 2002. During the six month period ended June 30, 2003, fee income decreased by $33.3 million compared to same period in 2002. The decrease in fee income during the comparative periods was principally due to lower average variable assets under management. Substantially all of the fee income on variable assets is calculated based on assets under management, which decreased due to the continued decline in the equity markets, and customer transfers to fixed options.

Net investment income during the three months ended June 30, 2003 decreased by $35.3 million compared to the same period in 2002. Net investment income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, decreased $24.9 million. The decrease in net investment income is primarily due to lower investment yields partially offset by an increase in average assets under management with fixed options.

Net realized capital gains for the three and six month periods ended June 30, 2003 increased by $88.0 million and $108.2 million, respectively, compared to the same periods in 2002. The increase in net realized capital gains is a direct result of a decrease in the 10-year treasury rate between the comparative periods. A significant variable affecting realized gains and losses is the 10-year treasury yield. This rate decreased from 4.8% to 3.5% between June 30, 2002 and 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

Interest credited and other benefits to contractholders for the three and six months ended June 30, 2003, compared to the same periods in 2002, decreased by $15.8 million and $4.6 million, respectively. A decrease in credited rates to contractholders partially offset by an increase in average assets under management with fixed options resulted in the overall decrease in interest credited and other benefits to contractholders.

Underwriting, acquisition, and insurance expenses were higher by $12.9 million and $2.8 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. An increase in general expenses and a decrease policy acquisition costs deferred were offset by a decrease in commissions, which resulted in the increase in underwriting, acquisition, and insurance expenses. Policy acquisition costs deferred were primarily affected by the decrease in commissions. Commissions decreased during the period as a result of a decrease in new and renewal business (fee income and premiums) generated during the three and six months ended June 30, 2003 as compared to the same periods in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three and six month periods ended June 30, 2003, decreased by $37.0 million and $13.0 million, respectively, compared to the same periods in 2002. Decreased amortization during the three and six month periods ended June 30, 2003 was primarily due to improved stock market and fund performance. The positive market conditions resulted in negative amortization for the three months ended June 30, 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
USFS (continued)
persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income increased by $48.9 million and $37.1 million for the three and six months ended June 30, 2003, as compared to the three and six months ended
June 30, 2002. The increased earnings are the result of net realized gains, lower amortization of value of business acquired due to better market and fund performance during the quarter, and lower interest credited and other benefits to contractholders. The increase to net income was partially offset by a reduction in net investment income, fee income and an increase in underwriting, acquisition and insurance expenses.

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002 (refer to Note 1 of the Condensed Consolidated Notes to the Financial Statements).

Investment Management Services' net income for the six months ended June 30, 2002 was $4.7 million. The 2002 results reflect operating results through February 28, 2002 only.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At June 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 93% and 94% of the total general account invested assets, respectively. For the same periods, $13,478.2 million, or 75% of total fixed maturities including securities pledged to creditors, and $11,808.4 million, or 74% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities including securities pledged to creditors reflected net unrealized capital gains of $1,016.1 million and $725.9 million at June 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA and AA- at June 30, 2003 and December 31, 2002, respectively.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by quality rating category is as follows:

                                           June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
AAA                                                52.2%                51.9%
AA                                                  4.5                  5.0
A                                                  19.7                 20.2
BBB                                                19.5                 19.2
BB                                                  2.7                  2.5
B and below                                         1.4                  1.2
--------------------------------------------------------------------------------
  Total                                           100.0%               100.0%
================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                           June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
U.S. Corporate                                     36.7%                40.7%
Residential Mortgaged-backed                       36.6                 34.9
Foreign (1)                                        10.9                  9.4
Commercial/Multifamily Mortgage-backed              8.6                  8.7
Asset-backed                                        4.8                  5.8
U.S. Treasuries/Agencies                            2.4                  0.5
--------------------------------------------------------------------------------
  Total                                           100.0%               100.0%
================================================================================

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

In the first six months of 2003, the Company received a capital contribution of $200.0 million from Lion Connecticut Holdings, Inc.

LEGISLATIVE INITIATIVES

The Jobs and Growth Tax Relief Reconciliation Act of 2003 which was enacted in the second quarter may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products, changing life insurance company taxation and making changes to nonqualified deferred compensation arrangements. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.

The impact on the Company's tax position and products cannot be predicted.

ITEM 4. CONTROLS AND PROCEDURES

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

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

(a)   Exhibits

     None.

(b)   Reports on form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ING LIFE INSURANCE AND ANNUITY COMPANY
                                               (Registrant)

August 12, 2003                           By    /s/ Cheryl L. Price
-------------------                             ----------------------------------------
        (Date)                                  Cheryl L. Price
                                                Vice President and Chief Accounting
                                                Officer

                                          By    /s/ David A. Wheat
                                                ----------------------------------------
                                                David A. Wheat
                                                Senior Vice President and Chief
                                                  Financial Officer

                                 CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Life Insurance and Annuity Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

By /s/ David A. Wheat
--------------------------------------------------
David A. Wheat
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer)

                                 CERTIFICATION

I, Keith Gubbay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ING Life Insurance and Annuity Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date August 12, 2003

By /s/ Keith Gubbay
--------------------------------------------------
Keith Gubbay
President
(Duly Authorized Officer and Principal Executive
Officer)

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2003                                     By /s/ David A. Wheat
----------------------------------------            -------------------------------------------------
(Date)                                              David A. Wheat
                                                    Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ING Life Insurance and Annuity Company (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2003                                     By /s/ Keith Gubbay
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