Form 10-Q
period 2003-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2003-11-14
CIK 837010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2003

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

                             Yes  __X__  No  ______
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  ______  No  __X__

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of November 12, 2003, all of which were directly owned by Lion Connecticut Holdings, Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)
               Form 10-Q for the period ended September 30, 2003

                                     INDEX

                                                                 Page
                                                                 ----
              PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.                Financial Statements:
                       Condensed Consolidated Statements of
                       Income..................................    3
                       Condensed Consolidated Balance Sheets...    4
                       Condensed Consolidated Statements of
                       Changes in Shareholder's Equity.........    5
                       Condensed Consolidated Statements of
                       Cash Flows..............................    6
                       Notes to Condensed Consolidated
                       Financial Statements....................    7
Item 2.                Management's Narrative Analysis of the
                         Results of Operations and Financial
                         Condition.............................   13
Item 4.                Controls and Procedures.................   22

                     PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.......................   23
Item 6.                Exhibits and Reports on Form 8-K........   23
                       Signatures..............................   24

                   PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                   (Millions)

                                Three months ended   Nine months ended
                                  September 30,        September 30,
                                ------------------  -------------------
                                  2003      2002      2003      2002
                                --------  --------  --------  ---------
Revenue:
  Premiums                       $ 17.5    $ 28.1   $ 66.4    $    79.8
  Fee income                      100.3     105.5    277.5        334.9
  Net investment income           245.6     218.9    719.8        718.3
  Net realized capital gains
    (losses)                       (1.0)     (2.7)    41.5        (68.4)
                                 ------    ------   --------  ---------
       Total revenue              362.4     349.8   1,105.2     1,064.6
                                 ------    ------   --------  ---------
Benefits, losses and expenses:
  Benefits:
    Interest credited and
      other benefits to
      policyholders               196.9     194.7    568.4        570.8
  Underwriting, acquisition,
    and insurance expenses:
    General expenses              100.9      84.1    308.5        291.1
    Commissions                    30.4      36.0     88.7        101.7
    Policy acquisition costs
      deferred                    (39.4)    (29.9)  (119.0)      (116.3)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                       40.4      88.0     96.4        157.0
                                 ------    ------   --------  ---------
       Total benefits, losses
         and expenses             329.2     372.9    943.0      1,004.3
                                 ------    ------   --------  ---------
Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle                        33.2     (23.1)   162.2         60.3
Income tax expense (benefit)        3.3      (9.9)    44.6         18.2
                                 ------    ------   --------  ---------
Income (loss) before
  cumulative effect of change
  in accounting principle          29.9     (13.2)   117.6         42.1
Cumulative effect of change in
  accounting principle               --        --       --     (2,412.1)
                                 ------    ------   --------  ---------

Net income (loss)                $ 29.9    $(13.2)  $117.6    $(2,370.0)
                                 ======    ======   ========  =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)

                                           September 30, 2003     December 31,
                                               (Unaudited)            2002
                                          ---------------------  ---------------
ASSETS
Investments:
  Fixed maturities, available for sale,
    at fair value (amortized cost of
    $15,376.5 at 2003 and $15,041.2 at
    2002)                                       $16,064.6           $15,767.0
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost
      of $34.2 at 2003 and 2002)                     34.2                34.2
    Investment in affiliated mutual
      funds (cost of $138.3 at 2003 and
      $203.9 at 2002)                               144.3               201.0
    Common stock (cost of $0.2 at 2003
      and 2002)                                       0.2                 0.2
  Mortgage loans on real estate                     755.6               576.6
  Policy loans                                      275.0               296.3
  Short-term investments                              5.9                 6.2
  Other investments                                  47.4                52.2
  Securities pledged to creditors
    (amortized cost of $1,360.9 at 2003
    and $154.9 at 2002)                           1,408.7               155.0
                                                ---------           ---------
        Total investments                        18,735.9            17,088.7

Cash and cash equivalents                            97.6                65.4
Short-term investments under securities
  loan agreement                                  1,610.4               164.3
Accrued investment income                           174.8               170.9
Reinsurance recoverable                           2,961.4             2,986.5
Deferred policy acquisition costs                   283.9               229.8
Value of business acquired                        1,399.1             1,438.4
Property, plant and equipment (net of
  accumulated depreciation of $74.7 at
  2003 and $56.0 at 2002)                            33.8                49.8
Other assets                                        308.7               145.8
Assets held in separate accounts                 31,440.5            28,071.1
                                                ---------           ---------
        Total assets                            $57,046.1           $50,410.7
                                                =========           =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits and claims
    reserves                                    $ 3,260.8           $ 3,305.2
  Unpaid claims and claim expenses                   31.2                30.0
  Other policyholders' funds                     15,890.1            14,756.0
                                                ---------           ---------
        Total policy liabilities and
          accruals                               19,182.1            18,091.2

Payables for securities purchased                 1,610.4               164.3
Current income taxes                                 84.3                84.5
Deferred income taxes                               177.0               163.1
Other liabilities                                 1,960.5             1,573.7
Liabilities related to separate accounts         31,440.5            28,071.1
                                                ---------           ---------
        Total liabilities                        54,454.8            48,147.9
                                                ---------           ---------
Shareholder's equity
  Common stock (100,000 shares
    authorized, 55,000 shares issued and
    outstanding, $50.00 per share par
    value)                                            2.8                 2.8
  Additional paid-in capital                      4,616.5             4,416.5
  Accumulated other comprehensive income            119.2               108.3
  Retained deficit                               (2,147.2)           (2,264.8)
                                                ---------           ---------
        Total shareholder's equity                2,591.3             2,262.8
                                                ---------           ---------
          Total liabilities and
            shareholder's equity                $57,046.1           $50,410.7
                                                =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)
                                   (Millions)

                                           Nine Months Ended
                                             September 30,
                                          -------------------
                                            2003      2002
                                          --------  ---------
Shareholder's equity, beginning of
  period                                  $2,262.8  $ 4,454.3
Comprehensive income (loss):
  Net income (loss)                          117.6   (2,370.0)
  Other comprehensive income net of tax:
    Unrealized gain on securities ($16.8
    and $94.9, pretax year to date)           10.9       61.7
                                          --------  ---------
  Total comprehensive income (loss)          128.5   (2,308.3)
Contribution of IA Holdco                       --      (60.1)
Capital contribution                         200.0         --
                                          --------  ---------
Shareholder's equity, end of period       $2,591.3  $ 2,085.9
                                          ========  =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (Millions)

                                            Nine months ended
                                              September 30,
                                          ----------------------
                                             2003        2002
                                          ----------  ----------
Net cash provided by (used for)
  operating activities                    $  1,363.2  $    (43.8)
Cash Flows from Investing Activities
  Proceeds from the sale of:
    Fixed maturities available for sale     19,417.6    10,809.5
    Equity securities                           92.3         9.2
    Mortgages                                   12.7       245.5
  Investment maturities and collections
    of:
    Fixed maturities available for sale      2,506.7     1,144.5
    Short-term investments                       0.3     6,536.1
  Acquisition of investments:
    Fixed maturities available for sale    (23,516.4)  (12,630.8)
    Equity securities                          (23.3)      (59.2)
    Short-term investments                        --    (6,352.5)
    Mortgages                                 (191.6)     (434.0)
  Decrease in policy loans                      21.3        25.2
  Disposal (purchases) of property and
    equipment                                   (2.8)       11.4
  Other, net                                    (7.9)      (42.9)
                                          ----------  ----------
Net cash used in investing activities       (1,691.1)     (738.0)
                                          ----------  ----------
Cash Flows from Financing Activities
  Deposits and interest credited for
    investment contracts                       444.2     1,451.4
  Maturities and withdrawals from
    insurance and investment contracts        (247.1)     (789.7)
  Capital contribution                         200.0          --
  Transfers (to) from separate accounts        (37.0)       78.7
                                          ----------  ----------
Net cash provided by financing
  activities                                   360.1       740.4
                                          ----------  ----------
Net increase (decrease) in cash and cash
  equivalents                                   32.2       (41.4)
Cash and cash equivalents, beginning of
  period                                        65.4        82.0
                                          ----------  ----------
Cash and cash equivalents, end of period  $     97.6  $     40.6
                                          ==========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    ING Life Insurance and Annuity Company ("ILIAC"), and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC, and, through February 28, 2002 Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ILIAC is a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which is a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). IRSI was a wholly owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. However, on March 30, 2003 a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion and IA Holdco merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

    On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco and its subsidiaries to HOLDCO, (former ILIAC parent company), resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

    The condensed consolidated financial statements and notes as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

    The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS (continued)
    No. 142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

    The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

    In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the financial statements is not known at this time.

    The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that the Company has modified coinsurance treaties that are applicable to require implementation of the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, will have no impact on the Company's financial position, results of operations or cash flows.

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

    The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES ("FAS No. 60") and FAS No. 97, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION CONTRACTS AND REALIZED GAINS AND LOSSES FROM THE SALE OF INVESTMENTS ("FAS No. 97").

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

    VOBA activity for the nine months ended September 30, 2003 was as follows:

   (Millions)
   Balance at December 31, 2002                        $1,438.4
   Adjustment for FAS No. 115                              2.8
   Additions                                              42.7
   Interest accrued at 7%                                 71.8
   Amortization                                         (156.6)
   -----------------------------------------------------------
   Balance at September 30, 2003                       $1,399.1
   ===========================================================

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  INVESTMENTS

    IMPAIRMENTS

    During the three months ended September 30, 2003, the Company determined that five fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2003, the Company recognized a pre-tax loss of $8.5 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the three months ended September 30, 2002, the Company determined that thirty-nine fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2002, the Company recognized a pre-tax loss of $48.2 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

    During the first nine months of 2003, the Company determined that eighty fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $74.7 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the first nine months of 2002, the Company determined that forty-seven fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $83.5 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

    The fair value of the remaining impaired fixed maturities at September 30, 2003 and 2002 is $197.5 million and $36.3 million, respectively.

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

    Activity for the nine months ended September 30, 2003 within the severance liability and positions eliminated related to such actions were as follows:

   (Millions, except positions data)         Liability  Positions
   Balance at December 31, 2002                $ 9.2         75
   Payments/terminations                        (5.6)       (66)
   --------------------------------------------------------------
   Balance at September 30, 2003               $ 3.6          9
   ==============================================================

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  INCOME TAXES

    The effective tax rates for the three months ended September 30, 2003 and 2002 were 9.9% and 42.9%, respectively. The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 27.5% and 30.2%, respectively. The decreases in effective tax rates result primarily from an increase in the deduction allowed for dividends received.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

    COMMITMENTS

    Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $164.0 million and $236.7 million, respectively.

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

9.  SEGMENT INFORMATION

    The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for the period ended
    September 30, 2002 in the table below. Effective with the third quarter of 2002, items that were previously not allocated to USFS but reported in the Other segment are now allocated to USFS and reported in the restated financial information for the period ended September 30, 2002.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  SEGMENT INFORMATION (continued)
    Summarized financial information for the Company's principal operations for the nine months ended September 30, 2003 and 2002 is as follows:

                                                   Non-Operating
                                                     Segments
                                              -----------------------
                                               Investment
                                               Management
   (Millions) (Unaudited)          USFS (1)   Services (2)  Other (3)    Total
   2003
   Revenues from external
     customers                     $  343.9       $  --       $  --    $   343.9
   Net investment income              719.8          --          --        719.8
   ------------------------------------------------------------------------------
   Total revenue excluding net
     realized capital gains        $1,063.7       $  --       $  --    $ 1,063.7
   ==============================================================================

   Operating earnings (4)          $   90.6       $  --       $  --    $    90.6
   Net realized capital gains,
     net of tax                        27.0          --          --         27.0
   ------------------------------------------------------------------------------
   Net income                      $  117.6       $  --       $  --    $   117.6
   ==============================================================================

   2002
   Revenues (losses) from
     external customers            $  405.0       $19.2       $(9.5)   $   414.7
   Net investment income              718.0         0.2         0.1        718.3
   ------------------------------------------------------------------------------
   Total revenue (loss) excluding
     net realized capital gains    $1,123.0       $19.4       $(9.4)   $ 1,133.0
   ==============================================================================

   Operating earnings (4)          $   81.9       $ 4.7       $  --    $    86.6
   Cumulative effect of
     accounting change             (2,412.1)         --          --     (2,412.1)
   Net realized capital losses,
     net of tax                       (44.5)         --          --        (44.5)
   ------------------------------------------------------------------------------
   Net income (loss)               $(2,374.7)     $ 4.7       $  --    $(2,370.0)
   ==============================================================================

   (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a menu of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
   (2) Investment Management Services includes: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO.
   (3) Other includes consolidating adjustments between USFS and Investment Management Services.
   (4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the ING Life Insurance and Annuity Company and its wholly-owned subsidiaries ("ILIAC", or the "Company") as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No. 142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

The adoption of this standard resulted in an impairment loss of $2,412.1 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
NEW ACCOUNTING PRONOUNCEMENTS

In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that the Company has modified coinsurance treaties that are applicable to require implementation of the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, will have no impact on the Company's financial position, results of operations or cash flows.

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

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by considering the length of time and the extent to which the fair value has been less than amortized cost; the financial condition

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued) and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
FORWARD-LOOKING INFORMATION/RISK FACTORS (continued) statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below). Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
RESULTS OF OPERATIONS

USFS

                                Three months ended   Nine months ended
                                  September 30,        September 30,
                                ------------------  --------------------
(Millions) (Unaudited)              2003      2002       2003       2002
------------------------------------------------------------------------
Premiums                        $   17.5  $   28.1  $    66.4  $    89.0
Fee income                         100.3     105.5      277.5      316.0
Net investment income              245.6     218.9      719.8      718.0
Net realized capital gains
  (losses)                          (1.0)     (2.7)      41.5      (68.4)
                                --------  --------  ---------  ---------
Total revenue                      362.4     349.8    1,105.2    1,054.6
                                --------  --------  ---------  ---------
Interest credited and other
  benefits to contractholders      196.9     194.7      568.4      570.8
  Underwriting, acquisition
    and insurance expenses:
    General expenses               100.9      84.3      308.5      288.5
    Commissions                     30.4      36.0       88.7      101.7
    Policy acquisition costs
      deferred                     (39.4)    (29.9)    (119.0)    (116.3)
  Amortization of deferred
    policy acquisition costs
    and value of business
    acquired                        40.4      88.0       96.4      157.0
                                --------  --------  ---------  ---------
Total benefits and expenses        329.2     373.1      943.0    1,001.7
                                --------  --------  ---------  ---------
Income (loss) from operations
  before income taxes               33.2     (23.3)     162.2       52.9
Income tax expense (benefit)         3.3     (10.1)      44.6       15.5
                                --------  --------  ---------  ---------
Income (loss) before
  cumulative effect of change
  in accounting principle           29.9     (13.2)     117.6       37.4
Cumulative effect of change in
  accounting principle                --        --         --   (2,412.1)
                                --------  --------  ---------  ---------
Net income (loss)               $   29.9  $  (13.2) $   117.6  $(2,374.7)
                                ========  ========  =========  =========
Deposits (not included in
  premiums above):
  Annuities--fixed options      $  453.7  $  186.6  $ 1,292.4  $   842.2
  Annuities--variable options      966.8     948.8    2,926.6    3,388.4
                                --------  --------  ---------  ---------
Total deposits                  $1,420.5  $1,135.4  $ 4,219.0  $ 4,230.6
                                ========  ========  =========  =========
Assets under management:
  Annuities--fixed options (1)                      $15,863.9  $14,514.7
  Annuities--variable options
    (2)                                              25,999.4   22,611.3
                                                    ---------  ---------
  Subtotal--annuities                                41,863.3   37,126.0
  Plan sponsored and other                            6,887.7    7,911.6
                                                    ---------  ---------
Total--assets under management                       48,751.0   45,037.6
Assets under administration
  (3)                                                19,837.5   12,631.5
                                                    ---------  ---------
Total assets under management
  and administration                                $68,588.5  $57,669.1
                                                    =========  =========

(1) Excludes net unrealized capital gains of $735.9 million and $588.8 million at September 30, 2003 and 2002, respectively.
(2) Includes $11,191.3 million at September 30, 2003 and $8,899.5 million at September 30, 2002 related to deposits into the Company's products and invested in unaffiliated mutual funds.
(3) Represents assets for which the Company provides administrative services only.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
USFS (continued)
Premiums for the three and nine month periods ended September 30, 2003 decreased by $10.6 million and $22.6, respectively, compared to the same periods in 2002, primarily due to a decrease in immediate annuities with life contingencies.

Fee income for the three months ended September 30, 2003 decreased by $5.2 million compared to the same period in 2002. During the nine month period ended September 30, 2003, fee income decreased by $38.5 million compared to same period in 2002. Substantially all of the fee income on variable assets is calculated based on assets under management. The decrease in fee income during the comparative periods was principally due to the Company's lower average variable assets under management. The decrease in average variable assets under management resulted from two factors: (1) during the first three months of 2003 the equity markets suffered a decline compared to the same period in 2002, the markets started to rebound during the second quarter; and (2) during the market decline policyholders transferred assets from variable to fixed options.

Net investment income during the three months ended September 30, 2003 increased by $26.7 million compared to the same period in 2002. Net investment income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, increased $1.8 million. The increase in net investment income for the three and nine month periods is primarily due to an increase in average assets under management with fixed options; due to the poor performing equity markets in the first three months of 2003 customers transferred assets from variable to fixed options. The increase in net investment income resulting from an increase in average assets under management for the nine months ended September 30, 2003, was substantially offset by lower investments yields.

Net realized capital gains, including the effect of impairments, for the three months ended September 30, 2003 decreased by $38.0 million compared to the same period in 2002, primarily due to an increasing treasury rate during the three months ended September 30, 2003, versus a decreasing treasury rate during the same period in 2002. The 10-year treasury yield (constant maturities) decreased from 4.8% to 3.6% during the three months ended September 30, 2002 and increased from 3.5% to 3.9% during the three months ended September 30, 2003. Net realized capital gains for the nine months ended September 30, 2003 increased by $101.1 million compared to the same period in 2002 primarily due to a decrease in the year-to-date average interest rate. A year-to-date average interest rate measurement is used when interest rates do not show either a steady increase or decrease over time. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases, assuming no credit deterioration. In a rising rate environment, the market value of fixed maturities held decreases. The fluctuations in net realized gains reflect the impact of the interest rate environment on the overall sale of fixed maturities during the respective time periods.

Interest credited and other benefits to the policyholders for the three months ended September 30, 2003, compared to the same period in 2002, increased by $2.2 million. Interest credited and other benefits to the policyholders decreased $2.4 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase in the balance in the recent quarter was due to an increase in average assets under management with fixed options partially offset by a decrease in credited rates to policyholders. The overall trend year to date was due to a decrease in credited rates

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
USFS (continued)
to policyholders partially offset by an increase in average assets under management with fixed options.

Underwriting, acquisition, and insurance expenses were higher by $1.5 million and $4.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. An increase in general expenses was partially offset by an increase in policy acquisition costs deferred and by a decrease in commissions resulting in the net increase in the overall underwriting, acquisition, and insurance expenses. General expenses increased primarily due to an increase in expense allocations from the Company's parent. Commissions decreased during the period as a result of a decrease in new and renewal business generated during the three and nine months ended
September 30, 2003 as compared to the same periods in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the three and nine month periods ended September 30, 2003, decreased by $47.6 million and $60.6 million, respectively, compared to the same periods in 2002. Decreased amortization during the three and nine month periods ended September 30, 2003 was primarily due to improved market and fund performance. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of the change in accounting principle for the nine months ended September 30, 2002, was a loss of $2,412.1 million. As noted in the Recently Adopted Accounting Standards section, this write down is related to FAS No. 142, which addresses the value of goodwill and other intangible assets.

Net income, excluding change in accounting principle, increased by $43.1 million and $80.2 million for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002. Higher earnings are the result of increased net realized capital gains, improved net investment income, lower amortization of deferred policy acquisition costs and value of business acquired and lower interest credited and other benefits to customers, partially offset by a reduction in fee income and premiums and an increase in underwriting, acquisition and insurance expenses.

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002 (refer to Note 1 of the Condensed Consolidated Notes to the Financial Statements).

Investment Management Services' net income for the nine months ended
September 30, 2002 was $4.7 million. The 2002 results reflect operating results through February 28, 2002 only.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At September 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 93.3% and 93.2% of the total general account invested assets, respectively. For the same periods, $13,721.2 million, or 78.5% of total fixed maturities, and $11,808.4 million, or 74.2% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $735.9 million and $725.9 million at September 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                           September 30, 2003     December 31, 2002
-------------------------------------------------------------------------------------
AAA                                                    51.0%                 51.9%
AA                                                      4.4                   5.0
A                                                      19.8                  20.2
BBB                                                    20.6                  19.2
BB                                                      2.8                   2.5
B and below                                             1.4                   1.2
-------------------------------------------------------------------------------------
  Total                                               100.0%                100.0%
=====================================================================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
INVESTMENTS (continued)
The percentage of total fixed maturities by market sector is as follows:

                                           September 30, 2003     December 31, 2003
-------------------------------------------------------------------------------------
U.S. Corporate                                         39.1%                 40.7%
Residential Mortgaged-backed                           34.1                  34.9
Foreign (1)                                            12.1                   9.4
Commercial/Multifamily Mortgage-backed                  8.5                   8.7
Asset-backed                                            4.8                   5.8
U.S. Treasuries/Agencies                                1.4                   0.5
-------------------------------------------------------------------------------------
  Total                                               100.0%                100.0%
=====================================================================================

(1)  Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OFOPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued) affiliate. Under this agreement, which became effective in June 2001 and expires in April 2011, the Company and ING AIH can borrow up to 3% of the Company's statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

In the first nine months of 2003, the Company received a capital contribution of $200.0 million from Lion Connecticut Holdings, Inc.

LEGISLATIVE INITIATIVES

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in the second quarter, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

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

As with many financial services companies, the Company and affiliates of the Company have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses are being provided. The Company is also reviewing its policies and procedures in this area.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ING LIFE INSURANCE AND ANNUITY COMPANY
                      ----------------------------------------------------------
                                               (Registrant)

November 12, 2003                         By    /s/ David A. Wheat
-------------------                             ----------------------------------------
        (Date)                                  David A. Wheat
                                                Senior Vice President and Chief
                                                  Financial Officer