Form 10-K
period 2003-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2004-03-29
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

            Commission file number: 333-86276, 333-86278, 333-104456

                     ING LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Connecticut                                       71-0294708
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (IRS employer
     incorporation or organization                      identification no.)

  151 Farmington Avenue, Hartford, Connecticut                 06156
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

                          Yes  /X/  No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

                          Yes  /X/  No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes  / /  No  /X/

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of March 25, 2004, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
         (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2003

                                TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                                                                                   PAGE
----------                                                                                                  ----
                                     PART I

Item 1.      Business**                                                                                       3
Item 2.      Properties**                                                                                     7
Item 3.      Legal Proceedings                                                                                7
Item 4.      Submission of Matters to a Vote of Security Holders*                                             8

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                            8
Item 6.      Selected Financial Data*                                                                         8
Item 7.      Management's Narrative Analysis of the Results of Operations and
               Financial Condition**                                                                          8
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                      17
Item 8.      Financial Statements and Supplementary Data                                                     18
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                          57
Item 9A.     Controls and Procedures                                                                         57

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant*                                             57
Item 11.     Executive Compensation*                                                                         57
Item 12.     Security Ownership of Certain Beneficial Owners and Management*                                 57
Item 13.     Certain Relationships and Related Transactions*                                                 57
Item 14.     Principal Accountant Fees and Services*                                                         57

                                     PART IV

Item 15.     Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K                   58

             Index on Consolidated Financial Statement Schedules                                             63
             Signatures                                                                                      69

 * Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to
   Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002
** Item prepared in accordance with General Instruction I(2) of Form 10-K

                                     PART I

ITEM 1.   BUSINESS

ORGANIZATION OF BUSINESS

ING Life Insurance and Annuity Company ("ILIAC"), and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC ("IFA"), and, through February 28, 2002 ING Investment Adviser Holding, Inc. ("IA Holdco"). Until March 30, 2003, ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). Until March 30, 2003, IRSI was a wholly-owned subsidiary of Lion Connecticut Holding Inc. ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion and IA Holdco merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

HOLDCO contributed IFA to the Company on June 30, 2000. On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco and its subsidiaries to HOLDCO (former ILIAC parent) in the form of a $60.1 million dividend distribution. The primary operating subsidiary of IA Holdco is Aeltus Investment Management, Inc. ("Aeltus"). Accordingly, fees earned by Aeltus were not included in Company results subsequent to the dividend date. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

On December 13, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion.

PRODUCTS AND SERVICES

Management has determined that under Statement of Financial Accounting Standards No. 131 DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has one operating segment, ING U.S. Financial Services ("USFS").

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

INVESTMENT OPTIONS

Annuity contracts offered by the Company contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds advised and/or distributed by ILIAC or its affiliates, or advised and/or distributed by unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fixed options are either "fully-guaranteed" or "experience-rated". Fully-guaranteed fixed options provide guarantees on investment return, maturity values and, if applicable, benefit payments. Experience-rated fixed options require the customer to assume investment risks (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees.

FEES AND MARGINS

Insurance and expense charges, investment management fees and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, ILIAC may receive compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. ILIAC and/or IFA may also receive administrative service, distribution (12b-1) and/or service plan fees in addition to the compensation from the fund's adviser, administrator or other affiliated entity for the performance of certain shareholder services. In the case of the variable option mutual funds advised by ILIAC, ILIAC receives an investment advisory fee, from which it pays a subadvisory fee to an affiliated or unaffiliated investment manager.

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

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

A substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. The Company's assets under management, excluding net unrealized capital gains and losses on debt securities that support fixed annuities, were $51,751.5 million, $46,426.7 million and $50,781.4 million at December 31, 2003, 2002 and 2001, respectively.

Approximately 93% and 94% of assets under management at December 31, 2003 and 2002, respectively, allowed for policyholder withdrawal. Approximately 83% and 85% of assets under management at December 31, 2003 and 2002, respectively, are subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59 1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Assets under management are summarized in the Results of Operations section of Management's Narrative Analysis of the Results of Operations and Financial Condition.

A portion of the Company's fee revenue is also based on assets under administration. Assets under administration are assets for which the Company provides administrative services only. Assets under administration were $21,102.5 million at December 31, 2003, $13,613.0 million at December 31, 2002 and $10,317.4 million at December 31, 2001.

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

RESERVES

Reserves for limited payment contracts (i.e. annuities with life contingent payout) are computed on the basis of assumed investment yield and mortality, including a margin for adverse deviation, which is assumed to provide for expenses. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (i.e. deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest for fixed options less withdrawals and charges thereon. For those investment contracts which are "experience-rated", the reserves also reflect net realized capital gains/losses on the sale of invested assets, which the Company reflects through credited rates on an amortized basis, and unrealized capital gains/losses related to FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

INSURANCE HOLDING COMPANY LAWS

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

INSURANCE COMPANY GUARANTY FUND ASSESSMENTS

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no charges to earnings for guaranty fund obligations during 2003 and no material charges during 2002 and 2001. While the Company has historically recovered more than half of its guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see Management's Narrative Analysis of the Results of Operations and Financial Condition--Forward-Looking Information/Risk Factors.

MISCELLANEOUS

In addition to its own employees and computer facilities and systems, the Company also uses the services of employees, computer facilities and systems which certain affiliates provide either directly or through third party service providers. Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and internal auditors and are modified as considered necessary.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2003. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by Lion Connecticut Holdings Inc., a Connecticut holding and management company which is ultimately owned by ING.

ITEM 6.   SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.


ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company's results for its operating segment, USFS, for the twelve month periods ended December 31, 2003 versus 2002. This review should be read in conjunction with the consolidated financial statements and other data presented.

CHANGE IN ACCOUNTING PRINCIPLE

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

RESULTS OF OPERATIONS

USFS

(MILLIONS)                                                                         2003                  2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
Premiums                                                                 $         95.8        $         98.7        $        114.2
Fee income                                                                        384.3                 408.5                 470.8
Net investment income                                                             919.1                 959.2                 885.5
Net realized capital gains (losses)                                                64.5                (101.0)                (21.1)
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                            1,463.7               1,365.4               1,449.4
-----------------------------------------------------------------------------------------------------------------------------------
Interest credited and other benefits to policyholders                             757.6                 746.4                 729.6
Operating expenses                                                                383.9                 358.7                 401.8
Amortization of goodwill                                                             --                    --                  61.9
Amortization of deferred policy acquisition cost and
  value of business acquired                                                      106.5                 181.5                 112.0
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                              1,248.0               1,286.6               1,305.3
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes and
  cumulative effect of change in accounting principle                             215.7                  78.8                 144.1
Income tax expense                                                                 61.1                  16.0                  71.7
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle                 154.6                  62.8                  72.4
Cumulative effect of change in accounting principle                                  --              (2,412.1)                   --
-----------------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                                 $        154.6        $     (2,349.3)       $         72.4
===================================================================================================================================
Net realized capital gains (losses), net of tax (included above)         $         41.9        $        (58.3)       $        (13.8)
===================================================================================================================================
Deposits (not included in premiums above)
  Annuities--fixed options                                               $      1,704.8        $      1,195.2        $      1,440.5
  Annuities--variable options                                                   4,051.7               4,335.2               4,155.8
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                           $      5,756.5        $      5,530.4        $      5,596.3
===================================================================================================================================
Assets under management

  Annuities--fixed options (1)                                           $     16,044.4        $     14,984.5        $     13,291.9
  Annuities--variable options (2)                                              28,657.3              23,148.0              28,495.8
-----------------------------------------------------------------------------------------------------------------------------------
       Subtotal--annuities                                                     44,701.7              38,132.5              41,787.7
  Plan sponsored and other                                                      7,049.8               8,294.2               8,993.7
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets under management                                                51,751.5              46,426.7              50,781.4
Assets under administration (3)                                                21,102.5              13,613.0              10,317.4
-----------------------------------------------------------------------------------------------------------------------------------
Total assets under management and administration                         $     72,854.0        $     60,039.7        $     61,098.8
===================================================================================================================================

(1) Excludes net unrealized capital gains of $615.1 million, $725.9 million and $291.0 million at December 31, 2003, 2002 and 2001, respectively.
(2) Includes $12,766.6 million $9,304.1 million and $11,272.2 million at December 31, 2003, 2002 and 2001, respectively, of assets invested through the Company's products in unaffiliated mutual funds.
(3) Represents assets for which the Company provides administrative services only.

Premiums for the year ended December 31, 2003 decreased by $2.9 million compared to the year ended December 31, 2002, primarily due to a decrease in immediate annuities with life contingencies.

Fee income decreased $24.2 million between December 31, 2003 and December 31, 2002. A substantial portion of fee income is calculated based on variable assets under management. The decrease in fee income was primarily due to a decrease in the Company's average daily variable assets under management. The

Company' variable assets under management declined due to normal net cash outflows, partially offset by improved equity market returns.

Net investment income decreased $40.1 million for the year ended December 31, 2003 compared to the same period in 2002. Net investment income decreased primarily due to the lower interest rate environment.

Net realized capital gains for the year ended December 31, 2003 increased by $165.5 million compared to the year ended 2002. Net realized gains resulted from sales of fixed maturity investments having a fair value greater than book value primarily due to declining interest rates.

Interest credited and other benefits to policyholders for the year ended December 31, 2003 compared to the same period in 2002, increased by $11.2 million. The increase in the balance in the year was primarily due to an increase in average assets under management with fixed options partially offset by a decrease in credited interest rates to policyholders resulting from a management decision to lower credited rates to policyholders as a result of the lower interest rate environment in 2003 compared to 2002.

Underwriting, acquisition, and insurance expenses were higher by $25.2 million for the year ended December 31, 2003 as compared to the same period in 2002. An increase in general expenses was partially offset by an increase in policy acquisition costs deferred and by a decrease in commissions resulting in the overall increase in underwriting, acquisition, and insurance expenses. General expenses increased primarily due to an increase in staff costs. Commissions decreased during the period as a result of a decrease in new and renewal business generated during the year ended December 31, 2003 as compared to the same periods in 2002.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2003, decreased by $75.0 million compared to the same period in 2002. Decreased amortization during the year was primarily due to improved market and fund performance. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdraws, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of change in accounting principle for the year ended December 31, 2002, was a loss of $2,412.1 million, related to the adoption of FAS No. 142, which addresses the value of goodwill and other intangible assets.

Net income, excluding cumulative effect of change in accounting principle, increased by $91.8 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. Higher earnings are the result of increased net realized capital gains and lower amortization of deferred policy acquisition costs and value of business acquired, partially offset by a reduction in fee income, net investment income and an increase in underwriting, acquisition and insurance expenses.

NON-OPERATING SEGMENT

The non-operating segment of the Company relates to Investment Management Services, which is comprised of IA Holdco and its subsidiaries, which were distributed to HOLDCO on February 28, 2002.

Investment Management Services' net income for the year ended December 31, 2002, was $4.7 million. The 2002 results reflect operating results through February 28, 2002 only.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

At December 31, 2003 and 2002, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 94% of the total general account invested assets. For the same periods, $13,744.9 million, or 78% of total fixed maturities and $11,808.4 million, or 74% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $615.1 million and $725.9 million at December 31, 2003 and 2002, respectively.

It is management's objective that the portfolio of fixed maturities is of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2003 and 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                                  DECEMBER 31, 2003        DECEMBER 31, 2002
--------------------------------------------------------------------------------------------
AAA                                                     51.1%                     51.9%
AA                                                       4.3                       5.0
A                                                       19.1                      20.2
BBB                                                     21.3                      19.2
BB                                                       3.2                       2.5
B and below                                              1.0                       1.2
--------------------------------------------------------------------------------------------
   Total                                               100.0%                    100.0%
============================================================================================

The percentage of total fixed maturities by market sector is as follows:

                                                               DECEMBER 31, 2003          DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
U.S. Corporate                                                        38.9%                      40.7%
Residential Mortgaged-backed                                          33.7                       34.9
Commercial/Multifamily Mortgage-backed                                 7.8                        8.7
Foreign (1)                                                           11.6                        9.4
U.S. Treasuries/Agencies                                               2.0                        0.5
Asset-backed                                                           6.0                        5.8
-----------------------------------------------------------------------------------------------------------
   Total                                                             100.0%                     100.0%
===========================================================================================================

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

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS. Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

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

In 2003, the Company received $230.0 million in cash capital contributions from Lion. In 2002, the Company received capital contributions in the form of investments in affiliated mutual funds of $164.3 million from HOLDCO. The Company did not receive capital contributions in 2001.

In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2003, 2002 or 2001.

On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 million distribution.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: investment impairment testing, amortization of deferred acquisition costs and value of business acquired and goodwill impairment testing. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

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

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset based fees, policy administration and surrender charges less policy maintenance fees and non-capitalized commissions.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and variable deferred annuity products is the assumed return associated with future variable account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the variable account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 million before tax, or $29.7 million, net of $15.9 million of federal income tax benefit.

The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $3.7 million before tax, or $2.4 million, net of $1.3 million of federal income tax expense.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002, for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. The adoption of FAS No. 142 resulted in the impairment of the Company's entire goodwill balance during 2002. Refer to Note 1 of the Consolidated Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations and Financial Condition for the impact these procedures had on the Company's income.

OFF-BALANCE SHEET ARRANGEMENTS

In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO.51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIE") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited- liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate, but in which it has a significant variable interest.

At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined to not require consolidation in the Company's financial statements:

ASSET TYPE                                                        PURPOSE                 BOOK VALUE (1)    MARKET VALUE
------------------------------------------------------------------------------------------------------------------------
Private Corporate Securities--synthetic leases;
  project financings; credit tenant leases                   Investment Holdings            $  1,600.1       $  1,697.6
Foreign Securities--US VIE subsidiaries of
  foreign companies                                          Investment Holdings                 583.1            615.2
Commercial Mortgage Obligations (CMO)                        Investment Holdings               6,038.8          6,109.4
Collateralized Debt Obligations (CDO)                    Investment Holdings and/or
                                                             Collateral Manager                   20.9             12.3
Asset-Backed Securities (ABS)                                Investment Holdings                 949.6            975.8
Commercial Mortgage Backed Securities (CMBS)                 Investment Holdings               1,278.5          1,380.2

(1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees.

As of December 31, 2003, the Company had certain contractual obligations due over a period of time as summarized in the following table:

                                                                   PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                                   ----------------------------------------------------------------------
                                                                  LESS THAN                                    MORE THAN
CONTRACTUAL OBLIGATIONS                               TOTAL         1 YEAR        1-3 YEARS      3-5 YEARS      5 YEARS
-------------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                         $    61.8      $   17.2       $    30.7       $   13.8      $    0.1
Purchase Obligations                                    154.3         154.3              --             --            --
                                                    ---------      --------       ---------       --------      --------
       Total                                        $   216.1      $  171.5       $    30.7       $   13.8      $    0.1
                                                    ---------      --------       ---------       --------      --------
                                                    ---------      --------       ---------       --------      --------

Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through January 2009.

Purchase obligations consist primarily of commitments to fund additional limited partnerships and commitments to enter into mortgage loan arrangements during 2004.

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

OTHER REGULATORY MATTERS

Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated policyholder behavior and variable separate account performance. Contractholders bear the majority of the investment risk related to variable insurance products.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Auditors                                                                                    19

Consolidated Financial Statements:

    Consolidated Income Statements for the years ended December 31, 2003, 2002 and 2001                           20

    Consolidated Balance Sheets as of December 31, 2003 and 2002                                                  21

    Consolidated Statements of Changes in Shareholder's Equity for the years ended
         December 31, 2003, 2002 and 2001                                                                         22

    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002
         and 2001                                                                                                 23

Notes to Consolidated Financial Statements                                                                        24

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company as of December 31, 2003 and 2002, and the related consolidated income statements, consolidated statements of changes in shareholder's equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its accounting principle for goodwill and other intangible assets effective January 1, 2002.

                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                         CONSOLIDATED INCOME STATEMENTS
                                   (Millions)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                         2003                  2002                  2001
                                                                    --------------        --------------        --------------
Revenues:
   Premiums                                                         $         95.8        $         98.7        $        114.2
   Fee income                                                                384.3                 418.2                 553.4
   Net investment income                                                     919.1                 959.5                 888.4
   Net realized capital gains (losses)                                        64.5                (101.0)                (21.0)
                                                                    --------------        --------------        --------------
           Total revenue                                                   1,463.7               1,375.4               1,535.0
                                                                    --------------        --------------        --------------
Benefits, losses and expenses:
   Benefits:
      Interest credited and other benefits
        to policyholders                                                     757.6                 746.4                 729.6
   Underwriting, acquisition, and insurance expenses:
      General expenses                                                       421.2                 392.5                 559.9
      Commissions                                                            122.4                 124.0                 101.2
      Policy acquisition costs deferred                                     (159.7)               (155.1)               (216.9)
   Amortization:
      Deferred policy acquisition costs and value
           of business acquired                                              106.5                 181.5                 112.0
      Goodwill                                                                  --                    --                  61.9
                                                                    --------------        --------------        --------------
           Total benefits, losses and expenses                             1,248.0               1,289.3               1,347.7
                                                                    --------------        --------------        --------------

Income before income taxes and cumulative effect of
   change in accounting principle                                            215.7                  86.1                 187.3
Income tax expense                                                            61.1                  18.6                  87.4
                                                                    --------------        --------------        --------------
Income before cumulative effect of change
   in accounting principle                                                   154.6                  67.5                  99.9
Cumulative effect of change in accounting principle                             --              (2,412.1)                   --
                                                                    --------------        --------------        --------------

Net income (loss)                                                   $        154.6        $     (2,344.6)       $         99.9
                                                                    ==============        ==============        ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                                     AS OF DECEMBER 31,
                                                                                                  2003                  2002
                                                                                             --------------        --------------
                                      ASSETS:
Investments:
   Fixed maturities, available for sale, at fair value
     (amortized cost of $16,961.7 at 2003 and $15,041.2 at 2002)                             $     17,574.3        $     15,767.0
   Equity securities at fair value:
     Nonredeemable preferred stock (cost of $34.1 at 2003 and $34.2 at 2002)                           34.1                  34.2
     Investment in affiliated mutual funds (cost of $112.3 at 2003 and $203.9 at 2002)                121.7                 201.0
     Common stock (cost of $0.1 at 2003 and $0.2 at 2002)                                               0.1                   0.2
   Mortgage loans on real estate                                                                      754.5                 576.6
   Policy loans                                                                                       270.3                 296.3
   Short-term investments                                                                               1.0                   6.2
   Other investments                                                                                   52.6                  52.2
   Securities pledged to creditors (amortized cost of $117.7 at 2003 and
     $154.9 at 2002)                                                                                  120.2                 155.0
                                                                                             --------------        --------------
          Total investments                                                                        18,928.8              17,088.7
Cash and cash equivalents                                                                              57.8                  65.4
Short term investments under securities loan agreement                                                123.9                 164.3
Accrued investment income                                                                             169.6                 170.9
Reinsurance recoverable                                                                             2,953.2               2,986.5
Deferred policy acquisition costs                                                                     307.9                 229.8
Value of business acquired                                                                          1,415.4               1,438.4
Property, plant and equipment (net of accumulated depreciation of $79.8 at
   2003 and $56.0 at 2002)                                                                             31.7                  49.8
Other assets                                                                                          129.6                 145.8
Assets held in separate accounts                                                                   33,014.7              28,071.1
                                                                                             --------------        --------------
          Total assets                                                                       $     57,132.6        $     50,410.7
                                                                                             ==============        ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
   Future policy benefits and claims reserves                                                $      3,379.9        $      3,305.2
   Unpaid claims and claim expenses                                                                    25.4                  30.0
   Other policyholders' funds                                                                      15,871.3              14,756.0
                                                                                             --------------        --------------
     Total policy liabilities and accruals                                                         19,276.6              18,091.2
   Payable under securities loan agreement                                                            123.9                 164.3
   Current income taxes                                                                                85.6                  84.5
   Deferred income taxes                                                                              184.7                 163.1
   Other liabilities                                                                                1,801.2               1,573.7
   Liabilities related to separate accounts                                                        33,014.7              28,071.1
                                                                                             --------------        --------------
          Total liabilities                                                                        54,486.7              48,147.9
                                                                                             --------------        --------------
Shareholder's equity:
   Common stock (100,000 shares authorized; 55,000 shares issued and
     outstanding, $50.00 per share per value)                                                           2.8                   2.8
   Additional paid-in capital                                                                       4,646.5               4,416.5
   Accumulated other comprehensive income                                                             106.8                 108.3
   Retained deficit                                                                                (2,110.2)             (2,264.8)
                                                                                             --------------        --------------
          Total shareholder's equity                                                                2,645.9               2,262.8
                                                                                             --------------        --------------
             Total liabilities and shareholder's equity                                      $     57,132.6        $     50,410.7
                                                                                             ==============        ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Millions)

                                                                                ACCUMULATED
                                                               ADDITIONAL          OTHER             RETAINED            TOTAL
                                             COMMON             PAID-IN        COMPREHENSIVE         EARNINGS         SHAREHOLDER'S
                                              STOCK             CAPITAL        INCOME (LOSS)         (DEFICIT)           EQUITY
                                           -----------        -----------      --------------       -----------       --------------
Balance at December 31, 2000               $       2.8        $   4,303.8        $      25.4        $      12.6        $   4,344.6
   Comprehensive income:
     Net income                                     --                 --                 --               99.9               99.9
     Other comprehensive
          income net of tax:
          Unrealized gain on
            securities ($32.5
            pretax)                                 --                 --               21.2                 --               21.2
                                           -----------        -----------        -----------        -----------        -----------
   Comprehensive income                                                                                                      121.1
   Return of capital                                --              (11.3)                --                 --              (11.3)
   Other changes                                    --               (0.1)                --                 --               (0.1)
                                           -----------        -----------        -----------        -----------        -----------
Balance at December 31, 2001                       2.8            4,292.4               46.6              112.5            4,454.3
   Comprehensive loss:
     Net loss                                       --                 --                 --           (2,344.6)          (2,344.6)
     Other comprehensive
          income net of tax:
          Unrealized gain on
            securities ($94.9
            pretax)                                 --                 --               61.7                 --               61.7
                                                                                                                       -----------
   Comprehensive loss                                                                                                     (2,282.9)
   Distribution of IA Holdco                        --              (27.4)                --              (32.7)             (60.1)
   Capital contributions                            --              164.3                 --                 --              164.3
   SERP--transfer                                   --              (15.1)                --                 --              (15.1)
   Other changes                                    --                2.3                 --                 --                2.3
                                           -----------        -----------        -----------        -----------        -----------
Balance at December 31, 2002                       2.8            4,416.5              108.3           (2,264.8)           2,262.8
   Comprehensive income:
     Net income                                     --                 --                 --              154.6              154.6
     Other comprehensive
          income net of tax:
          Unrealized loss on
            securities (($2.4)
            pretax)                                 --                 --               (1.5)                --               (1.5)
                                                                                                                       -----------
   Comprehensive income                                                                                                      153.1
   Capital contributions                            --              230.0                 --                 --              230.0
                                           -----------        -----------        -----------        -----------        -----------
Balance at December 31, 2003               $       2.8        $   4,646.5        $     106.8        $  (2,110.2)       $   2,645.9
                                           ===========        ===========        ===========        ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                       2003              2002              2001
                                                                                   ------------      ------------      ------------
Cash Flows from Operating Activities:
Net income (loss)                                                                  $      154.6      $   (2,344.6)     $       99.9
Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities:
   Net amortization (accretion) of (discounts) premiums on investments                    198.9             115.5              (1.2)
   Net realized capital (gains) losses                                                    (64.5)            101.0              21.0
   Amortization of deferred policy acquisition costs                                       15.5              12.2             112.0
   Amortization of value of business acquired                                              91.0             146.3                --
   Depreciation of property, plant and equipment                                           23.3              20.9               8.4
   (Increase) decrease in accrued investment income                                         1.3             (10.0)            (13.7)
   (Increase) decrease in receivables                                                      33.3             172.7             (95.6)
   (Increase) decrease in value of business acquired                                         --              (6.9)             13.9
   Amortization of goodwill                                                                  --                --              61.9
   Impairment of goodwill                                                                    --           2,412.1                --
   Policy acquisition costs deferred                                                     (159.7)           (120.7)           (233.3)
   Interest credited and other changes in insurance reserve liabilities                   705.9             953.7            (118.7)
   Change in current income taxes payable and other changes in assets
     and liabilities                                                                      233.1              51.9             (76.4)
   Provision for deferred income taxes                                                     22.1              23.6              89.5
                                                                                   ------------      ------------      ------------
Net cash provided by (used for) operating activities                                    1,254.8           1,527.7            (132.3)
                                                                                   ------------      ------------      ------------
Cash Flows from Investing Activities:
   Proceeds from the sale, maturity, or repayment of:
     Fixed maturities available for sale                                               29,977.9          26,315.3          15,338.5
     Equity securities                                                                    130.2              57.2               4.4
     Mortgages                                                                             16.3               2.0               5.2
     Short-term investments                                                                 5.2          11,796.7           7,087.3
   Acquisition of investments:
     Fixed maturities available for sale                                              (31,951.6)        (28,105.5)        (16,489.8)
     Equity securities                                                                    (34.8)            (81.8)            (50.0)
     Short-term investments                                                                  --         (11,771.3)         (6,991.1)
     Mortgages                                                                           (194.2)           (343.7)           (242.0)
   Increase in policy loans                                                                26.0              32.7              10.3
   Purchase of property and equipment                                                      (5.2)             (5.8)              7.4
   Change in other investments                                                            (13.3)            (47.8)             (4.7)
                                                                                   ------------      ------------      ------------
Net cash used for investing activities                                                 (2,043.5)         (2,152.0)         (1,324.5)
                                                                                   ------------      ------------      ------------
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts                              2,040.5           1,332.5           1,941.5
   Maturities and withdrawals from insurance contracts                                 (1,745.5)           (741.4)         (1,082.7)
   Transfers to/from separate accounts                                                    256.1              16.6            (105.0)
   Capital contributions                                                                  230.0                --                --
   Return of capital                                                                         --                --             (11.3)
                                                                                   ------------      ------------      ------------
Net cash provided by financing activities                                                 781.1             607.7             742.5
                                                                                   ------------      ------------      ------------
Net decrease in cash and cash equivalents                                                  (7.6)            (16.6)           (714.3)
Cash and cash equivalents, beginning of period                                             65.4              82.0             796.3
                                                                                   ------------      ------------      ------------
Cash and cash equivalents, end of period                                           $       57.8      $       65.4      $       82.0
                                                                                   ============      ============      ============
Supplemental cash flow information:
Income taxes (received) paid, net                                                  $       29.8      $        6.7      $      (12.3)
                                                                                   ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     ING Life Insurance and Annuity Company ("ILIAC"), and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC ("IFA") and, through February 28, 2002, ING Investment Adviser Holding, Inc. ("IA Holdco"). Until March 30, 2003, ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). Until March 30, 2003, IRSI was a wholly-owned subsidiary of Lion Connecticut Holding, Inc. ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion and IA Holdco merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

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

     On December 13, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect wholly-owned subsidiary of ING, acquired Aetna Inc., comprised of the Aetna Financial Services business, of which the Company is a part, and Aetna International businesses, for approximately $7,700.0 million. The purchase price was comprised of approximately $5,000.0 million in cash and the assumption of $2,700.0 million of outstanding debt and other net liabilities. In connection with the acquisition, Aetna Inc. was renamed Lion.

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

     DESCRIPTION OF BUSINESS

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

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

     During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $2,412.1 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

     Application of the nonamortization provision (net of tax) of the standard resulted in an increase in net income of $61.9 million for the twelve months ended December 31, 2001. Had the Company been accounting for goodwill under FAS No. 142 for all periods presented, the Company's net income would have been as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
     (MILLIONS)                                                     2001
     -----------------------------------------------------------------------
     Reported net income after tax                              $       99.9
     Add back goodwill amortization, net of tax                         61.9
     -----------------------------------------------------------------------
     Adjusted net income after tax                              $      161.8
     =======================================================================

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the FASB issued FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended and interpreted by FAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--Deferral of the Effective Date of FASB Statement 133,
     FAS No.138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES--an Amendment of FAS No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001.

     Adoption of FAS No.133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivative holdings.

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

     Warrants are carried at fair value and are recorded as either derivative instruments or FAS No. 115 available for sale securities. Warrants that are considered derivatives are carried at fair value if they are readily convertible to cash. The values of these warrants can fluctuate given that the companies that underlie the warrants are non-public companies. At December 31, 2003 and 2002, the estimated value of these warrants, including the value of their effectiveness, in managing market risk, was immaterial. These warrants will be revalued each quarter and the change in the value of the warrants will be included in the consolidated statements of income.

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

     The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES recently issued Statement Implementation Issue No. B36, EMBEDDED DERIVATIVES:
     MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDIT WORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company was October 1, 2003. The Company completed its evaluation of DIG B36 and determined that the Company had modified coinsurance treaties that require implementation of the guidance. The applicable contracts, however, were determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance, while implemented, did not impact the Company's financial position, results of operations or cash flows.

     GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information of certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2003. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2003. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

     VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO.51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIE") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited- liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is required to consolidate and additions for those VIEs it is not required to consolidate but in which it has a significant variable interest.

     At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined to not require consolidation in the Company's financial statements:

                   ASSET TYPE                                    PURPOSE           BOOK VALUE (1)  MARKET VALUE
     ----------------------------------------------------------------------------------------------------------
     Private Corporate Securities--synthetic
     leases; project financings; credit tenant leases      Investment Holdings     $      1,600.1  $    1,697.6
     Foreign Securities--US VIE subsidiaries of
     foreign companies                                     Investment Holdings              583.1         615.2
     Commercial Mortgage Obligations
     (CMO)                                                 Investment Holdings            6,038.8       6,109.4
     Collateralized Debt Obligations (CDO)             Investment Holdings and/or
                                                           Collateral Manager                20.9          12.3
     Asset-Backed Securities (ABS)                         Investment Holdings              949.6         975.8
     Commercial Mortgage Backed
     Securities (CMBS)                                     Investment Holdings            1,278.5       1,380.2

     (1) Represents maximum exposure to loss except for those structures for which the Company also receives asset management fees

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

     In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS. Under Issue No. EITF 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

     When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

     Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum guarantees. Realized gains and losses on the sale of, as well as unrealized capital gains and losses on, investments supporting these products are included in other policyholders' funds on the Consolidated

     Balance Sheets. Realized capital gains and losses on all other investments are reflected in the Company's results of operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     Fair values for fixed maturities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

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

     In September 2000, the FASB issued FAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In accordance with this new standard, general account securities on loan are reflected on the Consolidated Balance Sheet as "Securities pledged to creditors". Total securities pledged to creditors at December 31, 2003 and 2002 consisted entirely of fixed maturities.

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

     Short-term investments, consisting primarily of money market instruments and other fixed maturities issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

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

     Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense fees, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     DAC and VOBA are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

     Activity for the years-ended December 31, 2003, 2002 and 2001 within VOBA were as follows:

     (MILLIONS)
     ----------------------------------------------------------------------
     Balance at December 31, 2000                              $    1,780.9
     Adjustment of allocation purchase price                         (165.3)
     Additions                                                         90.0
     Interest accrued at 7%                                           110.0
     Amortization                                                    (213.8)
                                                                    --------
     Balance at December 31, 2001                                   1,601.8
     Adjustment for unrealized loss                                   (21.9)
     Additions                                                         25.0
     Interest accrued at 7%                                            86.8
     Amortization                                                    (253.3)
                                                                    --------
     Balance at December 31, 2002                                   1,438.4
     Adjustment for unrealized gain                                     6.2
     Additions                                                         59.1
     Interest accrued at 7%                                            92.2
     Amortization                                                    (180.5)
     ----------------------------------------------------------------------
     Balance at December 31, 2003                              $    1,415.4
     ======================================================================

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $112.3 million, $106.4 million, $99.9 million, $94.7 million and $90.7 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 million before tax, or $29.7 million, net of $15.9 million of federal income tax benefit.

     The Company has remained unlocked during 2003, and reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $3.7 million before tax, or $2.4 million, net of $1.3 million of federal income tax expense

     POLICY LIABILITIES AND ACCRUALS

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

     Because the sale of the domestic individual life insurance business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance recoverable approximating the Company's total individual life reserves at the sale date (see Note
     11).

     Other policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.0% to 10.1% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to FAS No. 115 for experience-rated contracts. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

     Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

     REVENUE RECOGNITION

     For certain annuity contracts, fee income for the cost of insurance, expenses, and other fees assessed against policyholders are recorded as revenue in the fee income line on the Consolidated Income Statements. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue but are included in the other policyholders' funds line on the Consolidated Balance Sheets. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Income Statements.

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

     Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant under a contract (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

     Separate Account assets are carried at fair value. At December 31, 2003 and 2002, unrealized gains of $36.2 million and of $29.7 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     Separate Account liabilities are carried at fair value, except for those relating to the guaranteed interest option. Reserves relating to the guaranteed interest option are maintained at fund value and reflect interest credited at rates ranging from 2.4% to 7.3% in 2003 and 3.0% to 10.0% in 2002.

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

     REINSURANCE

     The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets. Of the reinsurance recoverable on the Balance Sheets, $3.0 billion at both December 31, 2003 and 2002 is related to the reinsurance recoverable from Lincoln National Corporation ("Lincoln") arising from the sale of the Company's domestic life insurance business.

     INCOME TAXES

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

     Deferred corporate tax is stated at the face value and is calculated for temporary valuation differences between carrying amounts of assets and liabilities in the balance sheet and tax bases based on tax rates that are expected to apply in the period when the assets are realized or the liabilities are settled.

     Deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized. A deferred tax asset is recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profits will be available for compensation.

2.   INVESTMENTS

     Fixed maturities available for sale as of December 31 were as follows:

                                                                            GROSS          GROSS
                                                            AMORTIZED     UNREALIZED     UNREALIZED       FAIR
     2003 (MILLIONS)                                          COST          GAINS          LOSSES         VALUE
     --------------------------------------------------------------------------------------------------------------
     U.S. government and government agencies
       and authorities                                    $      350.0   $        1.7   $        0.3   $      351.4

     States, municipalities and political
       subdivisions                                                2.1            0.1             --            2.2

     U.S. corporate securities:
          Public utilities                                       970.7           48.9           11.4        1,008.2
          Other corporate securities                           6,846.6          432.9           32.4        7,247.1
     --------------------------------------------------------------------------------------------------------------
       Total U.S. corporate securities                         7,817.3          481.8           43.8        8,255.3
     --------------------------------------------------------------------------------------------------------------

     Foreign securities:
          Government                                             605.2           33.7            2.8          636.1
          Other                                                1,364.7           74.5           11.0        1,428.2
     --------------------------------------------------------------------------------------------------------------
       Total foreign securities                                1,969.9          108.2           13.8        2,064.3
     --------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                                5,903.7           91.8           35.1        5,960.4

     Other assets-backed securities                            1,036.4           34.0            9.5        1,060.9
     --------------------------------------------------------------------------------------------------------------

     Total fixed maturities, including fixed
       maturities pledged to creditors                        17,079.4          717.6          102.5       17,694.5

     Less: fixed maturities pledged to creditors                 117.7            2.7            0.2          120.2
     --------------------------------------------------------------------------------------------------------------

     Fixed maturities                                     $   16,961.7   $      714.9   $      102.3   $   17,574.3
     ==============================================================================================================

                                                                            GROSS          GROSS
                                                            AMORTIZED     UNREALIZED     UNREALIZED       FAIR
     2002 (MILLIONS)                                          COST          GAINS          LOSSES         VALUE
     --------------------------------------------------------------------------------------------------------------
     U.S. government and government
       agencies and authorities                           $       74.2   $        2.9   $         --   $       77.1

     States, municipalities and political
       subdivisions                                                0.4             --             --            0.4

     U.S. corporate securities:
          Public utilities                                       623.9           28.1            6.4          645.6
          Other corporate securities                           6,845.8          482.4           30.8        7,297.4
     --------------------------------------------------------------------------------------------------------------
       Total U.S. corporate securities                         7,469.7          510.5           37.2        7,943.0
     --------------------------------------------------------------------------------------------------------------

     Foreign securities:
          Government                                             350.4           20.7            6.5          364.6
          Other                                                1,044.8           69.5            3.6        1,110.8
     --------------------------------------------------------------------------------------------------------------
       Total foreign securities                                1,395.2           90.2           10.1        1,475.8
     --------------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                                5,374.2          167.1           34.0        5,507.3

     Other assets-backed securities                              882.4           47.0           10.5          918.9
     --------------------------------------------------------------------------------------------------------------

     Total fixed maturities, including
       fixed maturities pledged to creditors                  15,196.1          817.7           91.8       15,922.0

     Less: fixed maturities pledged to creditors                 154.9            0.1             --          155.0
     --------------------------------------------------------------------------------------------------------------

     Fixed maturities                                     $   15,041.2   $      817.6   $       91.8   $   15,767.0
     ==============================================================================================================

     At December 31, 2003 and 2002, net unrealized appreciation of $615.1 million and $725.9 million, respectively, on available-for-sale fixed maturities including fixed maturities pledged to creditors included $491.5 million and $563.1 million, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in other policyholders' funds.

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of December 31, 2003, are shown below by duration:

                                                      UNREALIZED       FAIR
     (MILLIONS)                                          LOSS          VALUE
     ---------------------------------------------------------------------------
     Duration category:
       Less than six months below cost               $       27.1   $    2,774.3
       More than six months and less than
         twelve months below cost                            65.5        1,772.1
       More than twelve months below cost                     9.9           82.5
     ---------------------------------------------------------------------------
       Fixed maturities, including fixed
         maturities pledged to creditors             $      102.5   $    4,628.9
     ===========================================================================

     Of the losses more than 6 months and less than 12 months in duration of $65.5 million, there were $20.4 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $45.1 million as of December 31, 2003 included the following items:

     - $21.5 million of unrealized losses related to securities reviewed for impairment under the guidance proscribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $594.2 million.
     - $15.0 million of unrealized losses relating to the energy/utility industry, for which the carrying amount was $202.8 million. During 2003, the energy sector recovered due to a gradually improving economic picture and the lack of any material accounting irregularities similar to those experienced in the prior two years. The Company's year-end analysis indicates that we can expect the debt to be serviced in accordance with the contractual terms.
     - $5.3 million of unrealized losses relating to non-domestic issues, with no unrealized loss exposure per country in excess of $3.0 million for which the carrying amount was $111.4 million. The Company's credit exposures are well diversified in these markets including banking and beverage companies.
     - $3.2 million of unrealized losses relating to the telecommunications/ cable/media industry, for which the carrying amount was $83.5 million. During 2003, the sector recovered somewhat due to a gradually improving economy and reduced investor concern with management decisions even though it remains challenged by over capacity. The Company's exposure is primarily focused in the largest and most financially secure companies in the sector.

     An analysis of the losses more than 12 months in duration of $9.9 million follows. There were $0.6 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $9.3 million as of December 31, 2003 included the following significant items:

     - $8.7 million of unrealized losses related to securities reviewed for impairment under the guidance proscribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $47.2 million.

     - The remaining unrealized losses totaling $0.6 million relate to a carrying amount of $9.0 million.

     The amortized cost and fair value of total fixed maturities for the year ended December 31, 2003 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                                      AMORTIZED         FAIR
     (MILLIONS)                                                         COST            VALUE
     --------------------------------------------------------------------------------------------
     Due to mature:
       One year or less                                             $       370.7   $       379.9
       After one year through five years                                  3,073.7         3,204.9
       After five years through ten years                                 3,385.5         3,533.7
       After ten years                                                    2,031.0         2,174.6
       Mortgage-backed securities                                         7,225.1         7,389.9
       Other asset-backed securities                                        993.4         1,011.5
       Less: fixed maturities securities pledged to creditors               117.7           120.2
     --------------------------------------------------------------------------------------------
       Fixed maturities                                             $    16,961.7   $    17,574.3
     ============================================================================================

     At December 31, 2003 and 2002, fixed maturities with carrying values of $11.2 million and $10.5 million, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2003 or 2002.

     The Company has various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 2003 and 2002, approximately 2.8% and 5.5%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest-only or principal-only strips).

     Investments in equity securities as of December 31 were as follows:

     (MILLIONS)                                        2003             2002
     --------------------------------------------------------------------------
     Amortized cost                                  $    146.5      $    238.3
     Gross unrealized gains                                 9.4              --
     Gross unrealized losses                                 --             2.9
     --------------------------------------------------------------------------
     Fair value                                      $    155.9      $    235.4
     ==========================================================================

     Beginning in April 2001, the Company entered into reverse dollar repurchase agreement ("dollar rolls") and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported as borrowed money in "Other Liabilities" on the Consolidated Balance Sheets. The repurchase obligation totaled $1.5 billion and $1.3 billion at December 31, 2003 and 2002, respectively. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.
     The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2003. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     IMPAIRMENTS

     During 2003, the Company determined that eighty-seven fixed maturities had other than temporary impairments. As a result, at December 31, 2003, the Company recognized a pre-tax loss of $94.4 million to reduce the carrying value of the fixed maturities to their combined fair value of $123.1 million. During 2002, the Company determined that fifty-six fixed maturities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $106.4 million to reduce the carrying value of the fixed maturities to their combined fair value of $124.7 million. During 2001, the Company determined that fourteen fixed maturities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $51.8 million to reduce the carrying value of the fixed maturities to their fair value of $10.5 million.

3.   FINANCIAL INSTRUMENTS

     ESTIMATED FAIR VALUE

     The following disclosures are made in accordance with the requirements of FAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.
     FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

     FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

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

     CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND POLICY LOANS: The carrying amounts for these assets approximate the assets' fair values.

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

     WITHOUT A FIXED MATURITY: Fair value is estimated as the amount payable to the policyholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

                                                                        2003                          2002
                                                            ---------------------------   ---------------------------
                                                              CARRYING        FAIR          CARRYING        FAIR
     (MILLIONS)                                                VALUE          VALUE          VALUE          VALUE
     ----------------------------------------------------------------------------------------------------------------
     Assets:
       Fixed maturity securities                            $   17,574.3   $   17,574.3   $   15,767.0   $   15,767.0
       Equity securities                                           155.9          155.9          235.4          235.4
       Mortgage loans                                              754.5          798.5          576.6          632.6
       Policy loans                                                270.3          270.3          296.3          296.3
       Short term investments                                        1.0            1.0            6.2            6.2
       Cash and cash equivalents                                    57.8           57.8           65.4           65.4
     Liabilities:
       Investment contract liabilities:
         With a fixed maturity                                   1,056.4        1,067.8        1,129.8        1,122.8
         Without a fixed maturity                               12,152.5       12,116.4       10,783.6       10,733.8
     ----------------------------------------------------------------------------------------------------------------

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     INTEREST RATE FLOORS

     Interest rate floors are used to manage the interest rate risk in the Company's bond portfolio. Interest rate floors are purchased contracts that provide the Company with an annuity in a declining interest rate environment. The Company had no open interest rate floors at December 31, 2003 or 2002.

     INTEREST RATE CAPS

     Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of December 31, 2003 were $739.6 million, $8.2 million and $8.2 million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of December 31, 2002 were $256.4 million, $0.7 million and $0.7 million, respectively.

     INTEREST RATE SWAPS

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio and well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $950.0 million, $(14.4) million and $(14.4) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2002 were $400.0 million, $(6.8) million and $(6.8) million, respectively.

     FOREIGN EXCHANGE SWAPS

     Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2003 were $78.1 million, $(12.8) million and $(12.8) million, respectively. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2002 were $49.4 million, $(0.5) million and $(0.5) million, respectively.

     EMBEDDED DERIVATIVES

     The Company also had investments in certain fixed maturity instruments that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The estimated fair value of the embedded derivatives within such securities as of December 31, 2003 and 2002 was $(3.7) million and $(1.4) million, respectively.

4.   NET INVESTMENT INCOME

     Sources of net investment income were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Fixed maturities                                     $      946.2   $      964.1   $      887.2
     Nonredeemable preferred stock                                 9.9            3.9            1.5
     Investment in affiliated mutual funds                          --             --            7.2
     Mortgage loans                                               42.7           23.3            5.9
     Policy loans                                                  9.0            8.7            8.9
     Cash equivalents                                              1.7            1.7           18.2
     Other                                                        (1.0)          23.4           15.9
     -----------------------------------------------------------------------------------------------
     Gross investment income                                   1,008.5        1,025.1          944.8
     Less: investment expenses                                    89.4           65.6           56.4
     -----------------------------------------------------------------------------------------------
     Net investment income                                $      919.1   $      959.5   $      888.4
     ===============================================================================================

     Net investment income includes amounts allocable to experience rated contractholders of $783.3 million, $766.9 million and $704.2 million for the years-ended December 31, 2003, 2002 and 2001, respectively. Interest credited to contractholders is included in future policy benefits and claims reserves.

5.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

     In conjunction with the sale of Aetna, Inc. to ING AIH, the Company was restricted from paying any dividends to its parent for a two year period from the date of sale without prior approval by the Insurance Commissioner of the State of Connecticut. This restriction expired on December 13, 2002. The Company did not pay dividends to its parent in 2003, 2002 or 2001.

     The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States of America. Statutory net income (loss) was $67.5 million, $148.8 million, and $(92.3) million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus was $1,230.7 million and $1,006.0 million as of December 31, 2003 and 2002, respectively.

     As of December 31, 2003, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

6.   CAPITAL GAINS AND LOSSES

     Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital gains (losses) on investments were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Fixed maturities                                     $       63.9   $      (97.5)  $      (20.6)
     Equity securities                                             0.6           (3.5)          (0.4)
     -----------------------------------------------------------------------------------------------
     Pretax realized capital gains (losses)               $       64.5   $     (101.0)  $      (21.0)
     ===============================================================================================
     After-tax realized capital gains (losses)            $       41.9   $      (58.3)  $      (13.7)
     ===============================================================================================

     Net realized capital gains of $43.9 million, $63.6 million and $117.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, allocable to experience rated contracts, were deducted from net realized capital gains and an offsetting amount was reflected in Other policyholders' funds on the Consolidated Balance Sheets. Net unamortized gains allocable to experienced-rated contractholders were $213.7 million, $199.3 million and $172.7 million at December 31, 2003, 2002 and 2001, respectively.

     Proceeds from the sale of total fixed maturities and the related gross gains and losses (excluding those related to experience-related contractholders) were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Proceeds on sales                                    $   12,812.5   $   13,265.2   $   15,338.5
     Gross gains                                                 291.9          276.7           57.0
     Gross losses                                                228.0          374.2           77.6
     -----------------------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors and excluding those related to experience-rated contractholders) were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Fixed maturities                                     $      (54.3)  $      104.8   $       24.0
     Equity securities                                            17.9           (1.6)           2.0
     Other investments                                            34.0           (8.3)           6.5
     -----------------------------------------------------------------------------------------------
          Subtotal                                                (2.4)          94.9           32.5
     Increase in deferred income taxes                            (0.9)          33.2           11.3
     -----------------------------------------------------------------------------------------------
     Net changes in accumulated other
       comprehensive income (loss)                        $       (1.5)  $       61.7   $       21.2
     ===============================================================================================

     Net unrealized capital gains allocable to experience-rated contracts of $491.5 million and $563.1 million at December 31, 2003 and 2002, respectively, are reflected on the Consolidated Balance Sheets in Other policyholders' funds and are not included in shareholder's equity. Shareholder's equity included the following accumulated other comprehensive income, which is net of amounts allocable to experience-rated contractholders:

                                                             AS OF          AS OF          AS OF
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Net unrealized capital gains (losses):
       Fixed maturities                                   $      108.5   $      162.8   $       58.0
       Equity securities                                          14.4           (3.5)          (1.9)
       Other investments                                          41.3            7.3           15.6
     -----------------------------------------------------------------------------------------------
                                                                 164.2          166.6           71.7
     -----------------------------------------------------------------------------------------------
     Less: deferred income taxes                                  57.4           58.3           25.1
     -----------------------------------------------------------------------------------------------
     Net accumulated other comprehensive income           $      106.8   $      108.3   $       46.6
     ===============================================================================================

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors (excluding those related to experience-rated contractholders) were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Unrealized holding gains (losses) arising
       during the year (1)                                $      (48.1)  $      127.4   $        8.3
     Less: reclassification adjustment for gains(losses)
       and other items included in net income (2)                (46.6)          65.7          (12.9)
     -----------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on securities          $       (1.5)  $       61.7   $       21.2
     ===============================================================================================

     (1) Pretax unrealized holding gains (losses) arising during the year were $(74.0) million, $196.0 million and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(71.6) million, $101.1 million and $(19.8) million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.   SEVERANCE

     In December 2001, ING announced its intentions to further integrate and streamline the U.S.-based operations of ING Americas (a business division of ING which includes the Company) in order to build a more customer-focused organization. During the first quarter of 2003, the Company performed a detailed analysis of its severance accrual. As part of this analysis, the Company corrected the initial planned number of people to eliminate from 580 to 515 (corrected from the 2002 Annual Report on Form 10-K) and extended the date of expected substantial completion for severance actions to June 30, 2003.

     Activity for the year ended December 31, 2003 within the severance liability and positions eliminated related to such actions were as follows:

                                                          SEVERANCE
     (MILLIONS)                                           LIABILITY     POSITIONS
     ----------------------------------------------------------------------------
     Balance at December 31, 2002                        $       9.2           75
     Actions taken                                               7.3           72
     ----------------------------------------------------------------------------
     Balance at December 31, 2003                        $       1.9            3
     ============================================================================

8.   INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiary, IICA. The Company has a tax allocation agreement with IICA whereby the Company charges its subsidiary for taxes it would have incurred were it not a member of the consolidated group and credits the member for losses at the statutory tax rate.

     Income taxes consist of the following:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Current taxes (benefits):
       Federal                                            $      (13.7)  $       28.9   $        3.2
       State                                                       1.1            1.8            2.2
       Net realized capital gains                                 51.6           11.5           16.1
     -----------------------------------------------------------------------------------------------
         Total current taxes                                      39.0           42.2           21.5
     -----------------------------------------------------------------------------------------------
     Deferred taxes (benefits):
       Federal                                                    51.1           30.6           89.3
       Net realized capital losses                               (29.0)         (54.2)         (23.4)
     -----------------------------------------------------------------------------------------------
         Total deferred taxes (benefits)                          22.1          (23.6)          65.9
     -----------------------------------------------------------------------------------------------
         Total income tax expense                         $       61.1   $       18.6   $       87.4
     ===============================================================================================

     Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                               2003           2002           2001
     -----------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
       effect of change in accounting principle           $      215.7   $       86.1   $      187.3
     Tax rate                                                       35%            35%            35%
     -----------------------------------------------------------------------------------------------
     Application of the tax rate                                  75.5           30.1           65.6
     Tax effect of:
       State income tax, net of federal benefit                    0.7            1.2            1.4
       Excludable dividends                                      (14.0)          (5.3)          (1.8)
       Goodwill amortization                                        --             --           21.6
       Transfer of mutual fund shares                               --           (6.7)            --
       Other, net                                                 (1.1)          (0.7)           0.6
     -----------------------------------------------------------------------------------------------
         Income taxes                                     $       61.1   $       18.6   $       87.4
     ===============================================================================================

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

     (MILLIONS)                                                              2003          2002
     -----------------------------------------------------------------------------------------------
     Deferred tax assets:
       Insurance reserves                                                $      263.7   $      234.5
       Unrealized gains allocable to experience rated contracts                 172.0          197.1
       Investments                                                               69.7          113.4
       Postretirement benefits                                                   30.2           29.5
       Deferred compensation                                                     56.0           58.6
       Other                                                                     19.7           19.5
     -----------------------------------------------------------------------------------------------
     Total gross assets                                                         611.3          652.6
     -----------------------------------------------------------------------------------------------

     Deferred tax liabilities:
       Value of business acquired                                               495.4          509.7
       Market discount                                                             --            4.1
       Net unrealized capital gains                                             236.4          263.8
       Depreciation                                                               0.2            3.8
       Deferred policy acquisition costs                                         59.2           29.2
       Other                                                                      4.8            5.1
     -----------------------------------------------------------------------------------------------
     Total gross liabilities                                                    796.0          815.7
     -----------------------------------------------------------------------------------------------
     Net deferred tax liability                                          $      184.7   $      163.1
     ===============================================================================================

     Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes.

     The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $17.2 million at December 31, 2003. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

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

9.   BENEFIT PLANS

     DEFINED BENEFIT PLAN

     ING North America Insurance Corporation ("ING North America") sponsors the ING Americas Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents.

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $15.1 million for 2003 and $6.4 million for 2002, respectively.

     DEFINED CONTRIBUTION PLANS

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents (as defined below)) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges of operations of the Company for the Savings Plan were $7.1 million in 2003 and 2002.

     The Company sponsors the ING 401(k) Plan for ILIAC Agents (formerly the ING 401(k) Plan for ALIAC Agents, and originally named the Agents of Aetna Life Insurance and Annuity Company Incentive Savings Plan) (the "Agents 401(k) Plan"), which is a tax-qualified profit sharing plan. The Agents 401(k) Plan covers Career Agents (defined below) who meet certain requirements. Benefits under the Agents 401(k) Plan are not guaranteed by the PBGC. The Agents 401(k) Plan allows eligible participants to defer into the Agents 401(k) Plan a specified percentage of eligible earnings on a pre-tax basis. The Company matches such pre-tax contribution, at the rate of 50%, up to a maximum of 6% of eligible earnings. Effective January 1, 2002, all matching contributions are subject to a 4-year vesting schedule, except Career Agents who were credited with vesting service earned prior to January 1, 2002, are subject to a 3-year vesting schedule. All contributions made to the Agents 401(k) Plan are subject to certain limits imposed by applicable law. Pre-tax charges of operations of the Company for the Agents 401(k) Plan were $1.0 million in 2003 and $1.0 in 2002, respectively.

     NON-QUALIFIED RETIREMENT PLANS

     As of December 31, 2001, the Company, in conjunction with ING, offers certain eligible employees (excluding, among others, Career Agents (as defined below)) the Supplemental ING Retirement Plan for Aetna Financial Services and Aetna International Employees ("SERP"). The SERP is a non-qualified defined benefit pension plan, which means all benefits are payable from the general assets of the Company and ING. SERP benefits are not guaranteed by the PBGC. Benefit accruals under the SERP ceased effective as of December 31, 2001. Benefits under the SERP are determined based on an eligible employees years of service and such employee's average annual compensation for the highest five years during the last ten years of employment.

     Effective January 1, 2002, the Company, in conjunction with ING, offers certain employees (other than Career Agents) supplemental retirement benefits under the ING Americas Supplemental Executive Retirement Plan (the "Americas Supplemental Plan"). The Americas Supplemental Plan is a non-qualified defined benefit pension plan, which means all benefits are payable from the general assets of the Company and ING. Americas Supplemental Plan benefits are not guaranteed by the PBGC. Benefits under the Americas Supplemental Plan are based on the benefits formula contained in the Retirement Plan, but without taking into account the compensation and benefit limits imposed by applicable law. Any benefits payable from the Americas Supplemental Plan are reduced by the benefits payable to the eligible participant under the Retirement Plan.

     The Company, in conjunction with ING, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the "Agents Non-Qualified Plan"), a non-qualified defined benefit pension plan. This plan covers certain full-time insurance salesmen who have entered into a career agent agreement with the Company and certain other individuals who meet the eligibility criteria specified in the plan ("Career Agents"). The Agents Non-Qualified Plan was terminated effective January 1, 2002. In connection with the termination, all benefit accruals ceased and all accrued benefits were frozen. Benefits under this plan are payable from the general assets of the Company and ING and are not guaranteed by the PBGC.

     The Company also sponsors the Producers' Incentive Savings Plan ("PIP"), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the PIP. The PIP is unfunded, which means benefit payments are made from the general assets of the Company. PIP benefits are not guaranteed by the PBGC. Eligible PIP participants can defer either 4% or 5% of eligible earnings, depending on their commission level, which is 100% matched by the Company. Matching contributions are fully vested when contributed to the PIP. In addition, eligible PIP participants can contribute up to an additional 10% of eligible earnings, with no Company match on such contributions. Pretax charges of operations of the Company for the PIP were $0.6 million for 2003 and $0.9 million for 2002.

     The Company also sponsors the Producers' Deferred Compensation Plan ("DCP"), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the DCP. The DCP is unfunded, which means benefit payments are made from the general assets of the Company. DCP benefits are not guaranteed by the PBGC. Eligible participants can defer up to 100% of eligible earnings, provided the election to defer is made within the applicable election period established by the Company. Amounts contributed to the DCP are not matched by the Company. DCP participants are 100% vested in amounts contributed to the DCP.

     The following tables summarize the benefit obligations and the funded status for the SERP and the Agents Non-Qualified Plan for the years ended December 31, 2003 and 2002:

     (MILLIONS)                                                               2003          2002
     ----------------------------------------------------------------------------------------------
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                               $    106.8    $     95.3
       Service cost                                                                --            --
       Interest cost                                                              6.9           6.8
       Benefits paid                                                             (9.7)         (5.5)
       Plan adjustments                                                            --           4.5
       Actuarial (gain) loss on obligation                                       (2.4)          5.7
     ----------------------------------------------------------------------------------------------
     Defined Benefit Obligation, December 31                               $    101.6    $    106.8
     ==============================================================================================
     Funded status:
       Funded status at December 31                                        $   (101.6)   $   (106.8)
       Unrecognized past service cost                                             3.1           6.4
       Unrecognized net loss                                                      0.6           0.8
     ----------------------------------------------------------------------------------------------
     Net amount recognized                                                 $    (97.9)   $    (99.6)
     ==============================================================================================

     At December 31, 2003 and 2002, the accumulated benefit obligation was $97.2 million and $99.7 million, respectively.

     The weighted-average assumptions used in the measurement of the December 31, 2003 and 2002 benefit obligation for the Retirement Plan were as follows:

                                                                                2003           2002
     ----------------------------------------------------------------------------------------------
     Discount rate                                                               6.25%         6.75%
     Rate of compensation increase                                               3.75          3.75
     ----------------------------------------------------------------------------------------------

     Net periodic benefit costs for the years ended December31, 2003 and 2002 were as follows:

     (MILLIONS)                                                               2003         2002
     ----------------------------------------------------------------------------------------------
     Service cost                                                          $       --    $       --
     Interest cost                                                         $      6.9           6.8
     Net actuarial (gain) loss recognized in the year                             0.9            --
     Unrecognized past service cost recognized in year                            0.2          (0.3)
     The effect of any curtailment or settlement                                   --          (2.6)
     ----------------------------------------------------------------------------------------------
     Net periodic benefit cost                                             $      8.0    $      3.9
     ==============================================================================================

     POST-RETIREMENT BENEFITS

     In addition to providing pension benefits, the Company, in conjunction with ING, provides certain health care and life insurance benefits for retired employees and certain agents, including certain Career Agents. Generally, retired employees and eligible Career Agents pay a portion of the cost of these post-retirement benefits, usually based on their years of service with the Company. The amount a retiree or eligible Career Agent pays for such coverage is subject to change in the future.

     The following tables summarize the benefit obligations and the funded status for retired employees' and retired agents' post-retirement health care benefits over the years ended December 31, 2003 and 2002:

     (MILLIONS)                                                               2003          2002
     ----------------------------------------------------------------------------------------------
     Change in Benefit Obligation:
       Defined Benefit Obligation, January 1                               $     23.7    $     25.4
       Service cost                                                               0.8           0.5
       Interest cost                                                              1.7           1.5
       Benefits paid                                                             (1.3)         (1.2)
       Plan amendments                                                             --          (6.5)
       Actuarial loss on obligation                                               4.8           4.0
     ----------------------------------------------------------------------------------------------
       Defined Benefit Obligation, December 31                                   29.7          23.7

     Funded status:
       Funded status at December 31                                             (29.7)        (23.7)
       Unrecognized losses                                                        9.9           5.4
       Unrecognized past service cost                                            (3.2)         (3.6)
     ----------------------------------------------------------------------------------------------
     Net amount recognized                                                 $    (23.0)   $    (21.9)
     ==============================================================================================

     The medical health care trend rate was 10% for 2004, gradually decreasing to 5.0% by 2009. Increasing the health care trend by 1% would increase the benefit obligation by $3.3 million as of December 31, 2003. Decreasing the health care trend rate by 1% would decrease the benefit obligation by $2.9 million as of December 31, 2003.

     Net periodic benefit costs were as follows:

     (Millions)                                                               2003          2002
     ----------------------------------------------------------------------------------------------
     Service cost                                                          $      0.8    $      0.5
     Interest cost                                                                1.7           1.5
     Net actuarial loss recognized in the year                                    0.4            --
     Past service cost--unrecognized psc recognized in year                        --          (2.9)
     Past service cost--recognized this year                                     (0.5)           --
     ----------------------------------------------------------------------------------------------
     Net periodic benefit cost                                             $      2.4    $     (0.9)
     ==============================================================================================

10.  RELATED PARTY TRANSACTIONS

     INVESTMENT ADVISORY AND OTHER FEES

     ILIAC serves as investment advisor to certain variable funds used in Company products (collectively, the "Company Funds"). The Company Funds pay ILIAC, as investment advisor, a daily fee which, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC are subadvised by investment advisors, in which case ILIAC pays a subadvisory fee to the investment advisors, which may include affiliates. The Company is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay the Company a daily fee, which, on an annual basis is, depending on the product, up to 3.4% of their average daily net assets. The amount of compensation and fees received from affiliated mutual funds and separate accounts, amounted to $201.4 million (excludes fees paid to Aeltus), $391.8 million (includes fees paid to Aeltus through February 28, 2002 when IA Holdco, Aeltus' parent, ceased to be a subsidiary of ILIAC) and $421.7 million in 2003, 2002 and 2001, respectively.

     RECIPROCAL LOAN AGREEMENT

     ILIAC maintains a reciprocal loan agreement with ING AIH, an indirect wholly-owned subsidiary of ING and affiliate to ILIAC, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, ILIAC and ING AIH can borrow up to 3% of ILIAC's statutory admitted assets as of the preceding December 31 from one another. Interest on any ILIAC borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, and earned interest income of $0.9 million, $2.1 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, ILIAC had a $41.4 million receivable from ING AIH under this agreement. At December 2002, the Company had no receivables under this agreement.

     CAPITAL TRANSACTIONS

     In 2003, the Company received $230.0 million in cash capital contributions from Lion. In 2002, the Company received capital contributions in the form of investments in affiliated mutual funds of $164.3 million from HOLDCO.

     OTHER

     Premiums due and other receivables include $0.1 million due from affiliates at December 31, 2003 and 2002. Other liabilities include $92.3 million and $3.5 million due to affiliates for the years ended December 31, 2003 and 2002, respectively.

11.  REINSURANCE

     At December 31, 2003, the Company had reinsurance treaties with six unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

     Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), (formerly an affiliate of the Company), in which substantially all of the nonparticipating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual life insurance business, with the exception of certain supplemental contracts with reserves of $63.8 million and $66.2 million as of December 31, 2003 and 2002, respectively, was sold to Lincoln.

     On December 16, 1988, the Company assumed $25.0 million of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $20.4 million and $19.6 million were maintained for this contract as of December 31, 2003 and 2002, respectively.

     The effect of reinsurance on premiums and recoveries was as follows:

                                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (MILLIONS)                                                      2003          2002           2001
     ------------------------------------------------------------------------------------------------------
     Direct premiums                                             $       93.0   $       97.3   $      112.3
     Reinsurance assumed                                                 12.1            9.7            0.6
     Reinsurance ceded                                                    9.3            8.3           (1.3)
     ------------------------------------------------------------------------------------------------------
     Net premiums                                                        95.8           98.7          114.2
     ------------------------------------------------------------------------------------------------------
     Reinsurance recoveries                                      $      184.9   $      317.6   $      363.7
     ======================================================================================================

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES

     For the years ended December 31, 2003, 2002 and 2001, rent expense for leases was $20.8 million, $18.1 million and $17.6 million, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2008 are estimated to be $17.2 million, $16.1 million, $14.6 million, $13.1 million, and $0.7 million, respectively, and $0.1 million thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2003 and 2002, the Company had off-balance sheet commitments to purchase investments of $154.3 million with an estimated fair value of $154.3 million and $236.7 million with an estimated fair value of $236.7 million, respectively.

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

     OTHER REGULATORY MATTERS

     Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

     In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

     The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

     These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

     In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

     ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

13.  SEGMENT INFORMATION

     The Company's realignment of Worksite Products and Individual Products operating segments into one reporting segment (USFS) is reflected in the restated summarized financial information for December 31, 2003 and 2002 in the table below. Effective with the third quarter of 2002, items that were previously not allocated back to USFS but reported in Other are now allocated to USFS and reported in the restated financial information for the periods ending December 31, 2003 and 2002.

     Summarized financial information for the Company's principal operations for December 31, were as follows:

                                                                                    NON-OPERATING SEGMENTS
                                                                 ----------------------------------------------------------
                                                                                  INVESTMENT
                                                                                  MANAGEMENT
     (MILLIONS)                                                    USFS (1)      SERVICES (2)     OTHER (3)       TOTAL
     ----------------------------------------------------------------------------------------------------------------------
     2003
     Revenues from external customers                            $      480.1    $         --   $         --   $      480.1
     Net investment income                                              919.1                                         919.1
     ----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
       capital gains                                             $    1,399.2    $         --   $         --   $    1,399.2
     ======================================================================================================================
     Operating earnings (4)                                      $      112.7    $         --   $         --   $      112.7
     Net realized capital gains, net of tax                              41.9              --             --           41.9
     ----------------------------------------------------------------------------------------------------------------------
     Net income                                                  $      154.6    $         --   $         --   $      154.6
     ======================================================================================================================

     2002
     Revenues from external customers                            $      507.2    $       19.2   $       (9.5)  $      516.9
     Net investment income                                              959.2             0.2            0.1          959.5
     ----------------------------------------------------------------------------------------------------------------------
     Total revenue excluding net realized
       capital gains (losses)                                    $    1,466.4    $       19.4   $       (9.4)  $    1,476.4
     ======================================================================================================================
     Operating earnings (4)                                      $      121.1    $        4.7   $         --   $      125.8
     Cumulative effect of accounting change                      $   (2,412.1)             --             --       (2,412.1)
     Net realized capital losses, net of tax                            (58.3)             --             --          (58.3)
     ----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                           $   (2,349.3)   $        4.7   $         --   $   (2,344.6)
     ======================================================================================================================

     (1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative services. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
     (2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate ccounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 1).
     (3) Other includes consolidating adjustments between USFS and Investment Management Services.
     (4) Operating earnings is comprised of net income (loss) excluding net realized capital gains and losses. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace net income as a measure of profitability.

QUARTERLY DATA (UNAUDITED)

Restatement of Financial Information: During the quarterly period ended June 30, 2003, the Company incorrectly recorded investment income and realized capital gains related to Separate Accounts. The Company noted the effect of this error during the compilation of the December 31, 2003 financial statements and made the appropriate changes to the quarterly periods ended June 30, 2003 and September 30, 2003.

The following tables show the previously reported and restated amounts for each of the periods affected.

     AS REPORTED
     2003 (MILLIONS)                                                FIRST           SECOND         THIRD          FOURTH
     ----------------------------------------------------------------------------------------------------------------------
     Total revenue                                               $      359.2    $      383.6   $      362.4   $      358.5
     ----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations
       before income taxes                                               17.5           111.5           33.2           53.5
     Income tax expense                                                   5.1            36.2            3.3           16.5
     ----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                   12.4            75.3           29.9           37.0
     ----------------------------------------------------------------------------------------------------------------------
     Net income                                                  $       12.4    $       75.3   $       29.9   $       37.0
     ======================================================================================================================
     AS RESTATED
     2003 (MILLIONS)                                                FIRST           SECOND*        THIRD*         FOURTH
     ----------------------------------------------------------------------------------------------------------------------
     Total revenue                                               $      359.2    $      381.3   $      354.7   $      368.5
     ----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations
       before income taxes                                               17.5           109.2           25.5           63.5
     Income tax expense                                                   5.1            35.4            0.6           20.0
     ----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                   12.4            73.8           24.9           43.5
     ----------------------------------------------------------------------------------------------------------------------
     Net income                                                  $       12.4    $       73.8   $       24.9   $       43.5
     ======================================================================================================================
     2002 (MILLIONS)                                                FIRST           SECOND         THIRD          FOURTH
     ----------------------------------------------------------------------------------------------------------------------
     Total revenue                                               $      363.5    $      351.3   $      349.8   $      310.8
     ----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations
       before income taxes                                               44.1            39.3          (23.1)          25.8
     Income tax expense (benefit)                                        15.2            12.9           (9.9)           0.4
     ----------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations                            28.9            26.4          (13.2)          25.4
     ----------------------------------------------------------------------------------------------------------------------
     Cumulative effect of change in accounting
       principle                                                     (2,412.1)             --             --             --
     ----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                           $   (2,383.2)   $       26.4   $      (13.2)  $       25.4
     ======================================================================================================================

* Restated

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

          (a)  CODE OF ETHICS FOR FINANCIAL PROFESSIONALS

               The Company has approved and adopted a Code of Ethics for Financial Professions, pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (attached). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          (b)  DESIGNATION OF BOARD FINANCIAL EXPERT

               The Company has designated David A. Wheat, Director, Senior Vice-President and Chief Financial Officer of the Company, as its Board Financial Expert , pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors sitting on its board.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART IV

ITEM 15 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.     Financial statements. See Item 8 on Page 22.
     2. Financial statement schedules. See Index on Financial Statement Schedules on Page 72.

     EXHIBITS

     1(a) Underwriting Agreement dated November 17, 2000 between Aetna Life Insurance and Annuity Company (now ING Life Insurance and Annuity Company ("ILIAC" or "Registrant")) and Aetna Investment Services, LLC (now ING Financial Advisers, LLC, incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4, as filed with the Securities and Exchange Commission ("SEC") on November 30, 2000 (File No. 333-49176).
     3.(i) Certificate of Incorporation as amended and restated January 1, 2002. Incorporated by reference to the ILIAC on Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).
     3.(ii) By-Laws, as restated January 1, 2002. Incorporated by reference to the ILIAC on Form 10-K, as filed on March 28, 2002 (File No. 33-23376).

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

            Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

            Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17,1996.

            Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003

            Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

            Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

            Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

     10.    Material Contracts

     10.(a) Distribution Agreement, dated as of December 13, 2000, between Lion
            Connecticut Holdings Inc. ("Lion") and Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(b) Employee Benefits Agreement, dated as of December 13, 2000, between
            Lion and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(c) Tax Sharing Agreement, dated as of December 13, 2000, among Lion,
            Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(d) Transition Services Agreement, dated as of December 13, 2000, between Lion and Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(e) Lease Agreement, dated as of December 13, 2000, by and between ING
            Life Insurance Company and ILIAC, incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(f) Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

     10.(g) Tax Sharing Agreement between ILIAC and ING Insurance Company of
            America, effective January 1, 2001.

     10.(h) Tax Sharing Agreement between ILIAC, ING America Insurance Holding,
            Inc. and affiliated companies, effective January 1, 2001.

     10.(i) Services Agreement between ILIAC and the affiliated companies listed on Exhibit B to that Agreement, effective January 1, 2001.

     10.(j) Services Agreement between ILIAC and ING North American Insurance
            Corporation, Inc., effective January 1, 2001.

     10.(k) Investment Advisory Agreement between ILIAC and ING Investment
            Management LLC, effective March 31, 2001.

     10.(l) Reciprocal Loan Agreement between ILIAC and ING America Insurance
            Holdings, Inc., effective June 1, 2001.

     10.(m) Amendment to Services Agreement between ILIAC and the affiliated companies listed in Exhibit B to the Agreement, effective January 1, 2002.

     10.(n) Amendment to Services Agreement between ILIAC and ING North
            American Insurance Corporation, Inc., effective January 1, 2002.

     10.(o) Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002.

     10.(p) Amendment to Investment Advisory Agreement between ILIAC and ING
            Investment Management LLC, effective January 1, 2003.

     10.(q) Administrative Services Agreement between ILIAC, ReliaStar Life
            Insurance Company of New York and the affiliated companies specified in Exhibit A to the Agreement, effective March 1, 2003.

     10.(r) Amendment to Investment Advisory Agreement between ILIAC and ING
            Investment Management LLC, effective October 14, 2003.

     14.    ING Code of Ethics for Financial Professionals.

     31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on form 8-K.

            None.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                    PAGE
                                                                                    ----
Reports of Independent Auditors                                                      65

I.     Summary of Investments as of December 31, 2003                                66

III.   Supplementary Insurance Information as of and for the years ended
         December 31, 2003, 2002 and 2001                                            67

IV.    Reinsurance Information as of and for the years ended
         December 31, 2003, 2002 and 2001                                            69

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company and Subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 22, 2004. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

                                   SCHEDULE I
                 Summary of Investments--As of December 31, 2003
                                   (Millions)

                                                                                                  AMOUNT
                                                                                                 SHOWN ON
                  TYPE OF INVESTMENTS                               COST          VALUE*       BALANCE SHEET
                  -------------------                           ------------   ------------   ---------------
Fixed maturities:
  U.S. government and government agencies
    and authorities                                             $      350.0   $      351.4   $         351.4
  States, municipalities and political subdivisions                      2.1            2.2               2.2
  U.S. corporate securities                                          7,817.3        8,255.3           8,255.3
  Foreign securities (1)                                             1,969.9        2,064.3           2,064.3
  Mortgage-backed securities                                         5,903.7        5,960.4           5,960.4
  Other asset-backed securities                                      1,036.4        1,060.9           1,060.9
  Less: Fixed maturities pledged to creditors                          117.7          120.2             120.2
                                                                ------------   ------------   ---------------
    Total fixed maturities securities                               16,961.7       17,574.3          17,574.3
                                                                ------------   ------------   ---------------

Equity securities:
  Non-redeemable preferred stock                                        34.1           34.1              34.1
  Investment in affiliated mutual funds                                112.3          121.7             121.7
  Common stock                                                           0.1            0.1               0.1
                                                                ------------   ------------   ---------------
    Total equity securities                                            146.5          155.9             155.9
                                                                ------------   ------------   ---------------

Short term investments                                                   1.0            1.0               1.0
Mortgage loans                                                         754.5          798.5             754.5
Policy loans                                                           270.3          270.3             270.3
Other investments                                                       52.6           52.6              52.6
Securities pledged to creditors                                        117.7          120.2             120.2
                                                                ------------   ------------   ---------------
    Total investments                                           $   18,304.3   $   18,972.8   $      18,928.8
                                                                ============   ============   ===============

*    See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                  SCHEDULE III
                       Supplementary Insurance Information
         As of and for the years ended December 31, 2003, 2002 and 2001
                                   (Millions)

                                  DEFERRED         FUTURE
                                   POLICY       POLICY BENEFITS    UNPAID CLAIMS                           OTHER
                               ACQUISITIONS       AND CLAIM'S        AND CLAIM         UNEARNED        POLICYHOLDERS'
         SEGMENT                   COSTS           RESERVES          EXPENSES          PREMIUMS            FUNDS
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
USFS (1)                      $         307.9   $       3,379.9   $          25.4   $            --   $      15,871.3
Investment Management
  Services (2)                             --                --                --                --                --
Other (3)                                  --                --                --                --                --
---------------------------------------------------------------------------------------------------------------------
Total                         $         307.9   $       3,379.9   $          25.4   $            --   $      15,871.3
=====================================================================================================================

YEAR ENDED DECEMBER31, 2002
USFS (1)                      $         229.8   $       3,305.2   $          30.0   $            --   $      14,756.0
Investment Management
  Services (2)                             --                --                --                --                --
Other (3)                                  --                --                --                --                --
---------------------------------------------------------------------------------------------------------------------
Total                         $         229.8   $       3,305.2   $          30.0   $            --   $      14,756.0
=====================================================================================================================

(1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative service. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.

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

(3) Other includes consolidating adjustments between USFS and Investment Management Services.

                                                                                         AMORTIZATION
                                                                                         OF DEFERRED
                                                                                           POLICY
                                                                           INTEREST      ACQUISITION
                                                                         CREDITED AND      COST AND
                                                NET                         OTHER          VALUE OF
                                            INVESTMENT      OTHER        BENEFITS TO       BUSINESS     OPERATING
        SEGMENT                PREMIUMS     INCOME (4)    INCOME (5)    POLICYHOLDERS      ACQUIRED      EXPENSES
------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
USFS (1)                      $     95.8   $      919.1   $    448.8    $        757.6   $      106.5   $    383.9
Investment Management
  Services (2)                        --             --           --                --             --           --
Other (3)                             --             --           --                --             --           --
------------------------------------------------------------------------------------------------------------------
Total                         $     95.8   $      919.1   $    448.8    $        757.6   $      106.5   $    383.9
==================================================================================================================

YEAR ENDED DECEMBER 31, 2002
USFS (1)                      $     98.7   $      959.2   $    307.5    $        746.4   $      181.5   $    358.7
Investment Management
  Services (2)                        --            0.2         19.2                --             --         12.0
Other (3)                             --            0.1         (9.5)               --             --         (9.3)
------------------------------------------------------------------------------------------------------------------
Total                         $     98.7   $      959.5   $    317.2    $        746.4   $      181.5   $    361.4
==================================================================================================================

YEAR ENDED DECEMBER 31, 2001
USFS (1)                      $    114.2   $      885.5   $    449.7    $        729.6   $      112.0   $    463.7
Investment Management
  Services (2)                        --            1.7        119.7                --             --         78.2
Other (3)                             --            1.2        (37.0)               --             --        (35.8)
------------------------------------------------------------------------------------------------------------------
Total                         $    114.2   $      888.4   $    532.4    $        729.6   $      112.0   $    506.1
==================================================================================================================

(1) USFS includes deferred annuity contracts that fund defined contribution and deferred compensation plans, immediate annuity contracts; mutual funds; distribution services for annuities for annuities and mutual funds; programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options; wrapper agreements containing certain benefit responsive guarantees that are entered into with retirement plans, whose assets are not invested with the Company; investment advisory services and pension plan administrative service. USFS also includes deferred and immediate annuity contracts, both qualified and nonqualified, that are sold to individuals and provide variable or fixed investment options or a combination of both.
(2) Investment Management Services include: investment advisory services to affiliated and unaffiliated institutional and retail clients; underwriting; distribution for Company mutual funds and a former affiliate's separate accounts; and trustee, administrative and other services to retirement plans. On February 28, 2002, IA Holdco and its subsidiaries, which comprised this segment, were distributed to HOLDCO (refer to Note 1).
(3) Other includes consolidating adjustments between USFS and Investment Management Services.
(4) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.
(5)  Includes net realized capital gains and losses and fee income.

                                   SCHEDULE IV
                             Reinsurance Information
         As of and for the years ended December 31, 2003, 2002 and 2001
                                   (Millions)

                                                                                                           PERCENTAGE OF
              (MILLIONS)                      GROSS          CEDED          ASSUMED          NET          ASSUMED TO NET
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
Life insurance in Force                    $   28,254.7   $   29,254.7    $      778.9   $         --
Premiums:
  Discontinued operations                         227.5          239.5            12.0             --
  Accident and Health insurance                     1.0            1.0              --             --
  Annuities                                        93.0            9.3            12.1           95.8                 12.6%
--------------------------------------------------------------------------------------------------------------------------
Total Premiums                                    321.5          249.8            24.1           95.8
==========================================================================================================================

YEAR ENDED DECEMBER 31, 2002
Life insurance in Force                    $   31,068.3   $   31,853.2    $      995.7   $     210.8
Premiums:
  Discontinued operations                         255.7          272.7            17.0             --
  Accident and Health insurance                     2.0            2.0              --             --
  Annuities                                        97.3            8.3             9.7           98.7                  9.8%
--------------------------------------------------------------------------------------------------------------------------
Total Premiums                             $      355.0   $      283.0    $       26.7   $       98.7
==========================================================================================================================

YEAR ENDED DECEMBER 31, 2001
Life insurance in Force                    $   33,761.9   $   34,614.0    $      883.7   $       31.6
Premiums:
  Discontinued operations                         301.2          315.0            13.8             --
  Accident and Health insurance                     4.5            4.5               -             --
  Annuities                                       112.3           (1.3)            0.6          114.2                  0.5%
--------------------------------------------------------------------------------------------------------------------------
Total Premiums                             $      418.0   $      318.2    $       14.4   $      114.2
==========================================================================================================================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ING LIFE INSURANCE AND ANNUITY COMPANY
                                                     (Registrant)

Date  March 25, 2004        By  /s/ David A. Wheat
      --------------            ------------------
                                David A. Wheat
                                Director, Senior Vice President and
                                 Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                  Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2004.

             SIGNATURES                                     TITLE
/s/ David A. Wheat
-------------------------------------
                                        Director, Senior Vice President and
                                          Chief Financial Officer

/s/ Keith Gubbay
-------------------------------------
Keith Gubbay                            Director and President

/s/ Thomas J. McInerney
-------------------------------------
Thomas J. McInerney                     Director and Chairman

/s/ Jacques de Vaucleroy
-------------------------------------
Jacques de Vaucleroy                    Director

/s/ Kathleen A. Murphy
-------------------------------------
Kathleen A. Murphy                      Director