Form 10-Q
period 2004-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2004-05-17
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2004

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

Registrant's telephone number, including area code (860) 723-4646


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of May 14, 2004, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I.        FINANCIAL INFORMATION  (UNAUDITED)

Item 1.        Financial Statements:

               Condensed Consolidated Statements of Income                                     3
               Condensed Consolidated Balance Sheets                                           4
               Condensed Consolidated Statements of Changes in Shareholder's Equity            6
               Condensed Consolidated Statements of Cash Flows                                 7
               Notes to Condensed Consolidated Financial Statements                            8

Item 2.        Management's Narrative Analysis of the Results of
               Operations and Financial Condition                                             16

Item 4.        Controls and Procedures                                                        25

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                              26

Item 6.        Exhibits and Reports on Form 8-K                                               26

Signatures                                                                                    27

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
Revenue:
   Premiums                                                                           $       10.0     $       23.8
   Fee income                                                                                109.9             93.1
   Net investment income                                                                     237.5            244.5
   Net realized capital gains                                                                 18.5              3.5
                                                                                      ------------     ------------
Total revenue                                                                                375.9            364.9
                                                                                      ------------     ------------
Benefits, losses and expenses:
   Benefits:
     Interest credited and other benefits to policyholders                                   179.5            199.9
   Underwriting, acquisition, and insurance expenses:
     General expenses                                                                        103.0            101.7
     Commissions                                                                              33.1             28.8
     Policy acquisition costs deferred                                                       (42.0)           (39.5)
   Amortization of deferred policy acquisition costs and value of
     business acquired                                                                        37.9             56.5
                                                                                      ------------     ------------
Total benefits, losses and expenses                                                          311.5            347.4
                                                                                      ------------     ------------
Income before income taxes                                                                    64.4             17.5
Income tax expense                                                                            20.4              5.1
                                                                                      ------------     ------------
Net income                                                                            $       44.0     $       12.4
                                                                                      ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2004             2003
                                                                                        ------------     ------------
                                                                                         (Unaudited)
ASSETS
Investments:
   Fixed maturities, available for sale, at fair value (amortized cost of
     $16,967.2 at 2004 and $16,961.7 at 2003)                                           $   17,841.2     $   17,574.3
   Equity securities, at fair value:
     Nonredeemable preferred stock (cost of $51.7 at 2004 and $34.1 at 2003)                    52.1             34.1
     Investment in affiliated mutual funds (cost of $162.5 at 2004 and $112.3 at 2003)         129.3            127.7
     Common stock (cost of $0.1 at 2004 and 2003)                                                0.0              0.1
   Mortgage loans on real estate                                                               862.2            754.5
   Policy loans                                                                                264.8            270.3
   Short-term investments                                                                       10.0              1.0
   Other investments                                                                            37.1             52.6
   Securities pledged to creditors (amortized cost of $1,151.1 at 2004 and
     $117.7 at 2003)                                                                         1,188.6            120.2
                                                                                        ------------     ------------
Total investments                                                                           20,385.1         18,934.8

Cash and cash equivalents                                                                       58.0             57.8
Short-term investments under securities loan agreement                                       1,233.2            123.9
Accrued investment income                                                                      189.4            169.6
Reinsurance recoverable                                                                      2,937.9          2,953.2
Deferred policy acquisition costs                                                              327.9            307.9
Sales inducements to contractholders                                                            21.1               --
Value of business acquired                                                                   1,394.9          1,415.4
Property, plant and equipment (net of accumulated depreciation
   of $82.1 at 2004 and $79.8 at 2003)                                                          30.0             31.7

Other assets                                                                                   162.2            123.6
Assets held in separate accounts                                                            31,572.3         33,014.7
                                                                                        ------------     ------------
Total assets                                                                            $   58,312.0     $   57,132.6
                                                                                        ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2004             2003
                                                                                        ------------     ------------
                                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
   Future policy benefits and claims reserves                                         $    3,346.4     $    3,379.9
   Unpaid claims and claim expenses                                                           36.7             25.4
   Other policyholders' funds                                                             17,098.2         15,871.3
                                                                                      ------------     ------------
Total policy liabilities and accruals                                                     20,481.3         19,276.6
Due from affiliates                                                                           95.7
Payables under securities loan agrement                                                    1,233.2            123.9
Borrowed money                                                                             1,512.7          1,643.2
Current income taxes                                                                         104.2             85.6
Deferred income taxes                                                                        197.3            184.7
Other liabilities                                                                            407.5            158.0
Liabilities related to separate accounts                                                  31,572.3         33,014.7
                                                                                      ------------     ------------
Total liabilities                                                                         55,604.2         54,486.7
                                                                                      ------------     ------------
Shareholder's equity
   Common stock (100,000 shares authorized, 55,000 shares issued and
     outstanding, $50.00 per share par value)                                                  2.8              2.8
   Additional paid-in capital                                                              4,646.5          4,646.5
   Accumulated other comprehensive income                                                    124.7            106.8
   Retained deficit                                                                       (2,066.2)        (2,110.2)
                                                                                      ------------     ------------
Total shareholder's equity                                                                 2,707.8          2,645.9
                                                                                      ------------     ------------
Total liabilities and shareholder's equity                                            $   58,312.0     $   57,132.6
                                                                                      ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
Shareholder's equity, beginning of period                                             $    2,645.9     $    2,262.8
Comprehensive income:
   Net income                                                                                 44.0             12.4
   Other comprehensive income net of tax: Unrealized gain
     on securities ($27.5 and $25.7, pretax year to date)                                     17.9             16.7
                                                                                      ------------     ------------
Total comprehensive income                                                                    62.0             29.1
                                                                                      ------------     ------------
Shareholder's equity, end of period                                                   $    2,707.8     $    2,291.9
                                                                                      ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
Net cash provided by operating activities                                             $       95.7     $      609.1
Cash flows from investing activities
   Proceeds from the sale, maturity or repayment of:
     Fixed maturities available for sale                                                   8,040.2          5,791.3
     Equity securities                                                                           -              0.5
     Mortgages                                                                                 3.4              6.6
     Short-term and other investments                                                         15.5              7.8
   Acquisition of investments:
     Fixed maturities available for sale                                                  (8,161.9)        (6,467.8)
     Equity securities                                                                       (17.6)               -
     Short-term and other investments                                                         (9.0)               -
     Mortgages                                                                              (111.1)           (48.5)
   Decrease in policy loans                                                                    5.5             10.2
   Sale (purchases) of property and equipment                                                  1.7             (0.1)
                                                                                      ------------     ------------
Net cash used for investing activities                                                      (233.3)          (700.0)
Cash flows from financing activities
   Deposits for investment contracts                                                         510.2            333.1
   Maturities and withdrawals from insurance and
     investment contracts                                                                   (436.4)          (185.3)
   Transfers (to) from separate accounts                                                      64.0            (37.7)
                                                                                      ------------     ------------
Net cash provided by financing activities                                                    137.8            110.1
Net increase in cash and cash equivalents                                                      0.2             19.2
Cash and cash equivalents, beginning of period                                                57.8             65.4
                                                                                      ------------     ------------
Cash and cash equivalents, end of period                                              $       58.0     $       84.6
                                                                                      ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         ING Life Insurance and Annuity Company ("ILIAC"), and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC, and, through February 28, 2002, Aetna Investment Adviser Holding Company, Inc. ("IA Holdco"). ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc, ("IRSI"). IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings, Inc, ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"), a financial services company based in The Netherlands. However, on March 30, 2003, a series of mergers occurred in the following order:
         IRSI merged into Lion, HOLDCO merged into Lion and IA Holdco merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

         On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco and its subsidiaries to HOLDCO, (former ILIAC parent company), resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

         The condensed consolidated financial statements and notes as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed consolidated financial statements reflect all normal recurring adjustments , which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

         The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.       RECENTLY ADOPTED ACCOUNTING STANDARDS

         The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities and that revenues and expenses related to such arrangements be consolidated w/the respective revenue and expense lines in the Condensed Consolidated Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

         The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company.

         The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

         In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
         Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

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

         VOBA activity for the three month periods ended March 31, 2004 and 2003 was as follows:

         (MILLIONS)                                     2004          2003
         -----------                                 ---------     ---------
         Balance at December 31, 2003                $ 1,415.4     $ 1,438.4
         Adjustment for FAS No. 115                       (4.1)         (3.8)
         Additions                                        14.8           8.3
         Interest accrued at 5% to 7%                     22.9          24.0
         Amortization                                    (54.1)        (67.9)
                                                     ---------     ---------
         Balance at March 31, 2004                   $ 1,394.9     $ 1,399.0
                                                     ==========    =========

4.       INVESTMENTS

         IMPAIRMENTS

         During the three months ended March 31, 2004, the Company determined that thirty-six fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2004, the Company recognized a pre-tax loss of $5.1 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the three months ended March 31, 2003, the Company determined that fifty-eight fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2003, the Company recognized a pre-tax loss of $42.1 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

         The fair value of the remaining impaired fixed maturities at March 31, 2004 and 2003 is $64.1 million and $151.9 million, respectively.

5.       SEPARATE ACCOUNTS

         Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

         Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company, or in other selected mutual funds not managed by the Company.

         Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

         Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Condensed Consolidated Balance Sheets (those arrangements supporting the guaranteed interest option), and revenues and expenses related to such arrangements, were reclassified to the general account on January 1, 2004, in accordance with the SOP requirements.

6.       ADDITIONAL INSURANCE BENEFITS AND MINIMUM GUARANTEES

         Under SOP 03-1, the Company calculates an additional liability (the "SOP reserve") for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

         The SOP reserve calculated is the minimum guaranteed death benefits ("MGDB") reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at March 31, 2004:

                       AREA                                   ASSUMPTIONS/BASIS FOR ASSUMPTIONS
         -------------------------------   ------------------------------------------------------------------------
         Data used                         Based on 101 investment performance scenarios stratified based on
                                           10,000 random generated scenarios
         Mean investment performance       8.5%
         Volatility                        20.0%
         Mortality                         60.0%, 60.0%, 75.0% of the 90-95 ultimate mortality table for standard, rachet, and rollup, respectively
         Lapse rates                       Vary by contract type and duration; range between 1.0% and 40.0%
         Discount rates                    6.5%, based on the portfolio earned rate of the general account

         As of March 31, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $4,737.6 million and $0.9 million, respectively. During the three months ended March 31, 2004, incurred guaranteed benefits and paid guaranteed benefits were $0.2 million and 0.1 million, respectively. The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $43.2 million and 67, respectively, as of March 31, 2004.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of March 31, 2004 are:

         (MILLIONS)
         -----------
         Private corporate securities                                                   $     101.1
         Public corporate securities                                                    $    2604.0
         U.S. Treasury & Agency                                                                38.5
         Commercial mortgage obligations                                                      796.8
         Commercial mortgage backed securities                                               1197.2
                                                                                        -----------
         Total                                                                          $    4737.6
                                                                                        ===========

7.       SALES INDUCEMENTS

         Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of other assets on the Condensed Consolidated Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended March 31, 2004, the Company capitalized
         $0.7 million and amortized $1.4 million of sales inducements, respectively. The unamortized balance of capitalized sales inducements as of March 31, 2004 is $21.1 million.

8.       BENEFIT PLANS

         NON-QUALIFIED RETIREMENT PLANS

         As of December 31, 2001, the Company, in conjunction with ING, offers certain eligible employees (excluding, among others, Career Agents (as defined below)) the Supplemental ING Retirement Plan for Aetna Financial Services and Aetna International Employees ("SERP"). Effective January 1, 2002, the Company, in conjunction with ING, offers certain employees (other than Career Agents) supplemental retirement benefits under the ING Americas Supplemental Executive Retirement Plan (the "Americas Supplemental Plan"). The Company, in conjunction with ING, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the "Agents Non-Qualified Plan"), a non-qualified defined benefit pension plan. The Company also sponsors the Producers' Incentive Savings Plan ("PIP"), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the PIP. The Company also sponsors the Producers' Deferred Compensation Plan ("DCP"), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the DCP. Benefit accruals under the SERPs ceased effective as of December 31, 2001.

         Net periodic benefit costs for the SERP and the Agents Non-Qualified Plan for the periods ended March 31, 2004 and 2003 were as follows:

         (MILLIONS)                                                                        2004           2003
         -----------                                                                    ----------     ----------
         Interest cost                                                                  $      1.5     $      1.7
         Net actuarial (gain) loss recognized in the year                                        -            0.2
         Unrecognized past service cost recognized in year                                     0.1            0.1
                                                                                        ----------     ----------
         Net periodic benefit cost                                                      $      1.6     $      2.0
                                                                                        ==========     ==========

         Contributions for the SERP and Agents' Non-Qualified Plan are expected to be $9.4 million during 2004.

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

         Net periodic benefit costs for retired employees' and retired agents' post-retirement health care benefits for the periods ended March 31, 2004 and 2003 were as follows:

         (MILLIONS)                                                                        2004           2003
         ----------                                                                     ----------     ----------
         Service cost                                                                   $      0.3     $      0.2
         Interest cost                                                                         0.4            0.4
         Net actuarial loss recognized in the year                                             0.1            0.1
         Past service cost - recognized this year                                                -           (0.1)
                                                                                        ----------     ----------
         Net periodic benefit cost                                                      $      0.8     $      0.6
                                                                                        ==========     ==========

         Contributions for retired employees' and retired agents' post-retirement health care benefits are expected to be $1.6 million during 2004.

         CHANGES IN ASSUMPTIONS

         Changes in the weighted-average assumptions used in the measurement of the benefit obligation for the Retirement Plan were as follows:


                                                                                           2004           2003
                                                                                        ----------     ----------
         Discount rate at beginning of period                                                 6.25%          6.75%

         EFFECT OF RECENTLY ENACTED LEGISLATION

         On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The act expands Medicare, primarily by including a prescription drug benefit starting in 2006. Employers currently sponsoring such prescription drug programs will have a range of options to potentially reduce program costs. Pursuant to guidance from the FASB under FSP FAS 106-1, ING has chosen to defer recognition of the Act in these disclosures. Therefore, all measures of the accumulated post retirement benefit obligation and the net periodic post retirement benefit cost included in these disclosures do not reflect the effects of the above named Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy possibly payable under the Act is pending and that guidance, when issued, could require the sponsor to change previously reported information.

9.       INCOME TAXES

         The effective tax rates for the three months ended March 31, 2004 and 2003 were 31.7% and 29.1%, respectively. The increase in effective tax rate resulted primarily from a larger increase in pre-tax book income relative to the increase in the deduction allowed for dividends received.

10.      COMMITMENTS AND CONTINGENT LIABILITIES

         COMMITMENTS

         Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $344.0 million and $154.3 million, respectively.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         OVERVIEW

         The following narrative analysis of the results of operations and financial condition presents a review of the ING Life Insurance and Annuity Company and its wholly-owned subsidiaries ("ILIAC", or the "Company") as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

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

         RECENTLY ADOPTED ACCOUNTING STANDARDS

         The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities and that revenues and expenses related to such arrangements be consilidated w/the respective revenue and expense lines in the Condensed Consolidated Statements of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

         The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements, and to recognize sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company.

         The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

         In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
         Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has modified coinsurance treaties that are applicable to the guidance. The applicable contracts, however, have been determined to generate embedded derivatives with a fair value of zero. Therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

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

         SALES INDUCEMENTS

         Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet and are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

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

         RESULTS OF OPERATIONS

         Premiums for the period ended March 31, 2004 decreased by $13.8 million compared to the period ended March 31, 2003, primarily due to a decrease in immediate annuities with life contingencies.

         Fee income increased $22.5 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. A substantial portion of fee income is calculated based on variable assets under management. The increase in fee income was primarily due to an increase in the Company's average daily variable assets under management. The Company' variable assets under management increased due to normal net cash inflows driven by improved equity market returns during the several month period prior to the assets under management levels at each respective time period.

         Net investment income remained relatively stable during the three months ended March 31, 2004 compared to the same period in 2003.

         Net realized capital gains for the three month period ended
         March 31, 2004 increased by $15.0 million compared to the same period ended March 31, 2003. Net realized gains result from sales of fixed maturity investments having a fair value greater than book value. The increase in net realized capital gains is the result of significant credit related and interest related losses realized in early 2003.

         Interest credited and other benefits to policyholders for the period ended March 31, 2004 compared to the same period in 2003, decreased by $14.7 million. The decrease in credited interest rates resulting from a management decision to lower credited rates to policyholders was partially offset by an increase in average assets under management with fixed options.

         Underwriting, acquisition, and insurance expenses were relatively stable for the period ended March 31, 2004 compared to the same period in 2003.

         Amortization of deferred policy acquisition costs and value of business acquired for the three month period ended March 31, 2004, decreased by $18.6 million compared to the same period in 2003. Decreased amortization during the period was primarily due to improved market and fund performance, insurance in force higher than the projected account value, and a change in fixed annuity surrender assumptions. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdraws, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

         Net income increased by $31.6 million for the three month period ended March 31, 2004, compared to the same period ended March 31, 2003. Higher net income was the result of increased fee income and net realized capital gains, lower interest credited to policyholders and amortization of deferred policy acquisition costs and value of business acquired, partially offset by a reduction in premiums.

         The Company's annuity deposits and assets under management are as follows:


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
         (MILLIONS) (UNAUDITED)                                                           2004             2003
                                                                                      ------------     ------------
         Deposits:
           Annuities-fixed options                                                    $      489.8     $      425.4
           Annuities-variable options                                                      1,282.1          1,050.5
                                                                                      ------------     ------------
         Total deposits                                                               $    1,771.9     $    1,475.9
                                                                                      ============     ============
         Assets under management:
           Annuities-fixed options (1)                                                $   16,170.8     $   15,359.2
           Annuities-variable options (2)                                                 29,733.5         22,603.1
                                                                                      ------------     ------------
           Subtotal-annuities                                                             45,904.3         37,962.3
           Plan sponsored and other                                                        5,770.3          6,618.8
                                                                                      ------------     ------------
         Total-assets under management                                                    51,674.6         44,581.1
         Assets under administration (3)                                                  23,124.7         17,012.3
                                                                                      ------------     ------------
         Total assets under management
           and administration                                                         $   74,799.3     $   61,593.4
                                                                                      ============     ============

         (1) Excludes net unrealized capital gains of $861.1 million and $789.8 million at March 31, 2004 and 2003, respectively.
         (2) Includes $13,586.8 million at March 31, 2004 and $9,112.0 million at March 31, 2003 related to deposits into the Company's products and invested in unaffiliated mutual funds.
         (3) Represents assets for which the Company provides administrative services only.

         FINANCIAL CONDITION

         INVESTMENTS

         FIXED MATURITIES

         At March 31, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 93.4% and 93.5%, respectively, of the total general account invested assets. For the same periods, $14,104.0 million, or 74.0% of total fixed maturities, and $13,744.9 million, or 78.4% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $861.1 million and $615.1 million at March 31, 2004 and December 31, 2003, respectively.

         It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2004 and December 31, 2003.

         Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

         The percentage of total fixed maturities by quality rating category is as follows:

                                                                           MARCH 31,           DECEMBER 31,
                                                                             2004                  2003
                                                                      ----------------      -----------------
         AAA                                                                    49.2%                 51.1%
         AA                                                                      4.8                   4.3
         A                                                                      19.5                  19.1
         BBB                                                                    22.0                  21.3
         BB                                                                      3.5                   3.2
         B and below                                                             1.0                   1.0
                                                                      -----------------     -----------------
         Total                                                                 100.0%                100.0%
                                                                      =================     =================

         The percentage of total fixed maturities by market sector is as follows:

                                                                           MARCH 31,           DECEMBER 31,
                                                                             2004                  2003
                                                                      -----------------     -----------------
         U.S. Corporate                                                         40.9%                38.9%
         Residential Mortgaged-backed                                           32.1                 33.7
         Foreign (1)                                                            11.9                 11.6
         Commercial/Multifamily Mortgage-backed                                  7.9                  7.8
         Asset-backed                                                            6.8                  6.0
         U.S. Treasuries/Agencies                                                0.4                  2.0
                                                                      -----------------     -----------------
         Total                                                                 100.0%               100.0%
                                                                      =================     =================

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

         The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate. Under this agreement, which became effective in June 2001 and expires in April 2011, the Company and ING AIH can borrow up to 3.0% of the Company's statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

         LEGISLATIVE INITIATIVES

         The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in the second quarter, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products, especially variable annuities.

         Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products, changing life insurance company taxation and making changes to nonqualified deferred compensation arrangements. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.

         The impact on the tax position of the Company's products cannot be predicted.

ITEM 4.  CONTROLS AND PROCEDURES

         a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

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

                                  ING LIFE INSURANCE AND ANNUITY
                                  COMPANY
                                               (Registrant)


                                  By
----------------                      ----------------------------------------
     (Date)                           David A. Wheat
                                      Director, Senior Vice President and
                                       Chief Financial Officer