Form 10-Q
period 2004-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2004-08-12
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of August 12, 2004, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004


                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.     FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements:

            Condensed Consolidated Statements of Income                                3
            Condensed Consolidated Balance Sheets                                      4
            Condensed Consolidated Statements of Changes in Shareholder's Equity       6
            Condensed Consolidated Statements of Cash Flows                            7
            Notes to Condensed Consolidated Financial Statements                       8

Item 2.     Management's Narrative Analysis of the Results of
            Operations and Financial Condition                                        17

Item 4.     Controls and Procedures                                                   27

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                         28

Item 6.     Exhibits and Reports on Form 8-K                                          28

Signatures                                                                            29

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)


PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Millions)


                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                2004            2003            2004            2003
                                                            ------------    ------------    ------------    ------------
Revenue:
  Premiums                                                  $        7.8    $       17.8    $       17.8    $       28.3
  Fee income                                                       115.8            96.0           235.0           189.1
  Net investment income                                            241.4           236.5           478.9           481.0
  Net realized capital gains (losses)                               (2.6)           29.9            15.9            33.4
                                                            ------------    ------------    ------------    ------------
Total revenue                                                      362.4           380.2           747.6           731.8
                                                            ------------    ------------    ------------    ------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits to policyholders          178.7           176.2           367.5           362.8
  Underwriting, acquisition, and insurance expenses:
    General expenses                                               104.0           105.9           207.0           207.6
    Commissions                                                     30.1            29.5            63.2            58.3
    Policy acquisition costs deferred                              (41.4)          (40.1)          (83.4)          (79.6)
  Amortization of deferred policy acquisition
    costs and value of business acquired                            36.3            (0.5)           74.2            56.0
                                                            ------------    ------------    ------------    ------------
Total benefits, losses and expenses                                307.7           271.0           628.5           605.1
                                                            ------------    ------------    ------------    ------------
Income before income taxes                                          54.7           109.2           119.1           126.7
Income tax expense                                                  17.0            35.4            37.4            40.5
                                                            ------------    ------------    ------------    ------------
Net income                                                  $       37.7    $       73.8    $       81.7    $       86.2
                                                            ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2004           2003
                                                                                  ------------   ------------
                                                                                   (UNAUDITED)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value (amortized cost of
    $17,124.2 at 2004 and $16,961.7 at 2003)                                      $   17,288.5   $   17,574.3
  Equity securities, at fair value:
    Nonredeemable preferred stock (cost of $51.7 at 2004 and $34.1 at 2003)               52.0           34.4
    Investment in affiliated mutual funds (cost of $102.2 at 2004
      and $112.3 at 2003)                                                                114.3          127.4
    Common stock (cost of $0.1 at 2004 and 2003)                                           0.1            0.1
  Mortgage loans on real estate                                                          999.0          754.5
  Policy loans                                                                           263.5          270.3
  Short-term investments                                                                     -            1.0
  Other investments                                                                       43.7           52.6
  Securities pledged to creditors under securities lending agreement (amortized
    cost of $727.2 at 2004 and $117.7 at 2003)                                           721.6          120.2
                                                                                  ------------   ------------
Total investments                                                                     19,482.7       18,934.8

Cash and cash equivalents                                                                 91.6           57.8
Short-term investments under securities loan agreement                                   729.0          123.9
Accrued investment income                                                                178.7          169.6
Reinsurance recoverable                                                                2,915.6        2,953.2
Deferred policy acquisition costs                                                        355.6          307.9
Sales inducements to contractholders                                                      20.1              -
Value of business acquired                                                             1,392.4        1,415.4
Property, plant and equipment (net of accumulated depreciation
  of $83.9 at 2004 and $79.8 at 2003)                                                     25.3           31.7
Due from affiliates                                                                      126.9           41.5
Other assets                                                                             173.2          174.5
Assets held in separate accounts                                                      31,276.8       33,014.7
                                                                                  ------------   ------------
Total assets                                                                      $   56,767.9   $   57,225.0
                                                                                  ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                                    JUNE 30      DECEMBER 31,
                                                                                      2004           2003
                                                                                  ------------   ------------
                                                                                  (UNAUDITED)
LIABILITIES AND SHAREHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits and claims reserves                                      $    3,328.4   $    3,379.9
  Unpaid claims and claim expenses                                                        30.0           25.4
  Other policyholders' funds                                                          16,757.4       15,871.3
                                                                                  ------------   ------------
Total policy liabilities and accruals                                                 20,115.8       19,276.6
Due to affiliates                                                                         55.6           92.4
Payables under securities loan agreement                                                 729.0          123.9
Borrowed money                                                                         1,256.6        1,519.3
Current income taxes                                                                      84.0           85.6
Deferred income taxes                                                                    141.4          184.7
Other liabilities                                                                        459.2          281.9
Liabilities related to separate accounts                                              31,276.8       33,014.7
                                                                                  ------------   ------------
Total liabilities                                                                     54,118.4       54,579.1
                                                                                  ------------   ------------
Shareholder's equity
  Common stock (100,000 shares authorized, 55,000 shares issued and
    outstanding, $50.00 per share par value)                                               2.8            2.8
  Additional paid-in capital                                                           4,646.5        4,646.5
  Accumulated other comprehensive income                                                  30.8          106.8
  Retained deficit                                                                    (2,030.6)      (2,110.2)
                                                                                  ------------   ------------
Total shareholder's equity                                                             2,649.5        2,645.9
                                                                                  ------------   ------------
Total liabilities and shareholder's equity                                        $   56,767.9   $   57,225.0
                                                                                  ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                   (Millions)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      2004            2003
                                                                  ------------    ------------
Shareholder's equity, beginning of period                         $    2,645.9    $    2,262.8
Comprehensive income:
  Net income                                                              81.7            86.2
  Other comprehensive income net of tax: Unrealized gain (loss)
    on securities ($(116.9) and $49.4, pretax year to date)              (76.0)           32.1
  Other                                                                   (2.1)              -
                                                                  ------------    ------------
Total comprehensive income                                                 3.6           118.3
                                                                  ------------    ------------
Capital contributions                                                        -           200.0
                                                                  ------------    ------------
Shareholder's equity, end of period                               $    2,649.5    $    2,581.1
                                                                  ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Millions)

                                                         SIX MONTHS ENDED JUNE 30,
                                                           2004            2003
                                                       ------------    ------------
Net cash provided by operating activities              $      119.9    $      961.8
Cash flows from investing activities
  Proceeds from the sale, maturity or repayment of:
    Fixed maturities available for sale                    15,421.2        13,913.1
    Equity securities                                          28.5            27.0
    Mortgages                                                   7.0             9.4
    Short-term and other investments                           22.7             2.9
  Acquisition of investments:
    Fixed maturities available for sale                   (15,280.9)      (15,682.0)
    Equity securities                                         (34.0)          (18.1)
    Short-term and other investments                          (18.8)          (27.5)
    Mortgages                                                (251.5)         (105.5)
  Change in policy loans                                        6.9            17.6
  Purchases of property and equipment                          (0.1)           (0.9)
  Other, net                                                      -            (7.9)
                                                       ------------    ------------
Net cash used for investing activities                        (99.0)       (1,871.9)
Cash flows from financing activities
  Deposits for investment contracts                         1,020.3           666.3
  Maturities and withdrawals from insurance and
    investment contracts                                     (872.8)         (370.7)
  Capital contribution                                            -           200.0
  Transfers from (to) separate accounts                       128.1           (27.0)
  Change in short-term loans                                 (262.7)          391.3
                                                       ------------    ------------
Net cash provided by financing activities                      12.9           859.9
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents           33.8           (50.2)
Cash and cash equivalents, beginning of period                 57.8            65.4
                                                       ------------    ------------
Cash and cash equivalents, end of period               $       91.6    $       15.2
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

     The condensed consolidated financial statements and notes as of June 30, 2004 and December 31, 2003 and for the three and six-months ended June 30, 2004 and 2003 ("interim periods") have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

     The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and revenue reported by the Company is predominantly derived from external customers.

2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

     ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Consolidated Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize, and recognize separately, sales inducements to contractholders. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company's policies on contract liabilities have historically been, and continue to be, in conformity with the requirements newly established. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company.

     The adoption of SOP 03-1 did not have a significant effect on the Company's results of operations, and had no impact on the Company's net income.

     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.

     Step 2: Evaluate whether an impairment is other-than-temporary.

     Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     The Company included this three-stop model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statments included in the Company's 2003 form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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

3.   NEW ACCOUNTING PRONOUNCEMENTS

     FSP FAS 97-1

     The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expected to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.


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

     VOBA activity for the six month periods ended June 30, 2004 and 2003 was as follows:

     (MILLIONS)                                    2004          2003
     ----------                                 ----------    ----------
     Balance at December 31                     $  1,415.4    $  1,438.4
     Adjustment for FAS No. 115                       11.9          (8.6)
     Additions                                        27.2          25.0
     Interest accrued at 5% to 7%                     46.5          48.0
     Amortization                                   (108.6)        (91.4)
                                                ----------    ----------
     Balance at June 30                         $  1,392.4    $  1,411.4
                                                ==========    ==========


5.   INVESTMENTS

     IMPAIRMENTS

     During the three months ended June 30, 2004, the Company determined that 7 fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2004, the Company recognized a pre-tax loss of $0.6 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the three months ended June 30, 2003, the Company determined that 53 fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $24.1 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     During the six months ended June 30, 2004, the Company determined that 42 fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2004, the Company recognized a pre-tax loss of $5.8 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the six months ended June 30, 2003, the Company determined that 75 fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $66.2 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     The fair value of the remaining impaired fixed maturities at June 30, 2004 and 2003 is $71.1 million and $152.9 million, respectively.

6.   SEPARATE ACCOUNTS

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

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Condensed Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Condensed Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Condensed Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Condensed Consolidated Balance Sheets (those arrangements supporting the guaranteed interest option), and revenues and expenses related to such arrangements, were reclassified to the general account on January 1, 2004, in accordance with the SOP requirements.


7.   ADDITIONAL INSURANCE BENEFITS AND MINIMUM GUARANTEES

     Under SOP 03-1, the Company calculates an additional liability (the "SOP reserve") for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

     The SOP reserve calculated is the minimum guaranteed death benefits ("MGDB") reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at June 30, 2004:

                AREA                                  ASSUMPTIONS/BASIS FOR ASSUMPTIONS
     ---------------------------   -----------------------------------------------------------------------
     Data used                     Based on 101 investment performance scenarios stratified based on
                                   10,000 random generated scenarios
     Mean investment performance   8.5%
     Volatility                    18.0%
     Mortality                     60.0%, 60.0%, 75.0% of the 90-95 ultimate mortality table for standard, rachet, and rollup, respectively
     Lapse rates                   Vary by contract type and duration; range between 1.0% and 40.0%
     Discount rates                6.5%, based on the portfolio earned rate of the general account

     As of June 30, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $4,570.8 million and $0.9 million, respectively. During the six months ended June 30, 2004, incurred guaranteed benefits and paid guaranteed benefits were $0.2 million and $0.1 million, respectively. The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $43.2 million and 67, respectively, as of June 30, 2004.

     The aggregate fair value of equity securities (including mutual funds), by major investment asset category, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of June 30, 2004 is $4,570.8 million.

8.   SALES INDUCEMENTS

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of other assets on the Condensed Consolidated Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended June 30, 2004, the Company capitalized $0.6 million and amortized $1.9 million of sales inducements, respectively. During the six months ended June 30, 2004, the Company capitalized $1.3 million and amortized $3.3 million of sales inducements, respectively. The unamortized balance of capitalized sales inducements as of June 30, 2004 is $20.1 million.


9.   BENEFIT PLANS

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

     Net periodic benefit costs for the SERP and the Agents Non-Qualified Plan for the periods ended June 30, 2004 and 2003 were as follows:

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
     (MILLIONS)                                      2004           2003           2004           2003
     -----------------------------------------   ------------   ------------   ------------   ------------
     Interest cost                               $        1.5   $        1.8   $        3.0   $        3.5
     Net actuarial loss recognized in the year              -            0.2              -            0.4
     Unrecognized past service cost
       recognized in year                                   -              -            0.1            0.1
                                                 ------------   ------------   ------------   ------------
     Net periodic benefit cost                   $        1.5   $        2.0   $        3.1   $        4.0
                                                 ============   ============   ============   ============

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

     Net periodic benefit costs for retired employees' and retired agents' post-retirement health care benefits for the periods ended June 30, 2004 and 2003 were as follows:

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
     (MILLIONS)                                      2004           2003           2004           2003
     -----------------------------------------   ------------   ------------   ------------   ------------
     Service cost                                $        0.3   $        0.2   $        0.6   $        0.4
     Interest cost                                        0.5            0.4            0.9            0.8
     Net actuarial loss recognized in the year            0.2            0.1            0.3            0.2
     Past service cost - recognized this year            (0.2)          (0.1)          (0.2)          (0.2)
                                                 ------------   ------------   ------------   ------------
     Net periodic benefit cost                   $        0.8   $        0.6   $        1.6   $        1.2
                                                 ============   ============   ============   ============

     Contributions for retired employees' and retired agents' post-retirement health care benefits are expected to be $1.6 million during 2004.

     CHANGES IN ASSUMPTIONS

     Changes in the weighted-average assumptions used in the measurement of the benefit obligation for the Retirement Plan were as follows:

                                                                                   2004           2003
                                                                               ------------   ------------
     Discount rate at beginning of period                                              6.25%          6.75%

     EFFECT OF RECENTLY ENACTED LEGISLATION

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permitted a sponsor of a postretirement benefit plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred. In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will become effective for the Company in the third quarter of 2004. The Company maintains a postretirement benefit plan that provides a prescription drug benefit. The Company expects that application of this guidance will not have a material impact on the Company's condensed consolidated financial statements.


10.  INCOME TAXES

     The Company's effective tax rates for the three months ended June 30, 2004 and 2003 were 31.1% and 32.4%, respectively. Effective tax rates for the six months ended June 30, 2004 and 2003 were 31.4% and 32.0%, respectively. The decrease in the effective tax rates is attributable to the current year decrease in pre-tax income being larger than the relative decrease in the deduction allowed for dividends received.


11.  COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $239.3 million and $154.3 million, respectively.

     LITIGATION

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.


12.  SUBSEQUENT EVENT

     The Congressional Joint Committee on Taxation has finalized it review of the Lion tax return through tax year 2000 and has sent the audit examination back to the Internal Revenue Service for finalization. The Company was a member of the Lion tax return filings through December 13, 2000. As a result of the resolution of these audits, the Company expects to record a favorable adjustment to its existing tax liability reserves in the third quarter of 2004.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          OVERVIEW

          The following narrative analysis of the results of operations and financial condition presents a review of ING Life Insurance and Annuity Company and its wholly-owned subsidiaries ("ILIAC", or the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six-month periods ended June 30, 2004 and 2003. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

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

          RECENTLY ADOPTED ACCOUNTING STANDARDS

          ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Consolidated Statement of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

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

          THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of
          Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.

          Step 2: Evaluate whether an impairment is other-than-temporary.

          Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          The Company included this three-stop model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statments included in the Company's 2003 form 10-K. In addition to the disclosure requirements adopted by the Company effective
          December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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

          NEW ACCOUNTING PRONOUNCEMENTS

          FSP FAS 97-1

          The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expected to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

          CRITICAL ACCOUNTING POLICIES

          GENERAL

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions in certain circumstances. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

          RESULTS OF OPERATIONS

          Premiums decreased by $10.0 million and $10.5 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily due to lower single premium immediate annuity sales in 2004 versus 2003.

          Fee income increased by $19.8 million and $45.9 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in fee income during the comparative periods was principally due to higher average variable assets under management. Substantially all of the fee income on variable assets is calculated based on variable assets under management, which increased between June 30, 2003 and 2004.

          Net investment income increased by $4.9 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase in net investment income is primarily due to an increase in average assets under management with fixed options, partially offset by lower investment yields. Net investment income decreased $2.1 million during the six months ended June 30, 2004 compared to the same periods in 2003. The decrease in net investment income is primarily due to lower investment yields, partially offset by an increase in average assets under management with fixed options.

          Net realized capital gains decreased by $32.5 million and $17.5 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Net realized gains result from sales of fixed maturities having a fair value greater than book value and are dependent on the volume of trades in the current interest rate environment. The 10-year treasury yield has risen from an average of 3.77% in the first half of 2003 to 4.31% in the first half of 2004, an increase of 54 basis points. In a rising rate environment, the market value of fixed maturities held in the Company's portfolio decreases. The decrease in net realized gains reflects the impact of this variable on the overall sale of fixed maturities.

          Interest credited and other benefits to contractholders increased by $2.5 million and $4.7 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. An increase in average assets under management with fixed options, offset by a decrease in credited rates to contractholders, resulted in the overall increase in interest credited and other benefits to contractholders.

          Underwriting, acquisition, and insurance expenses declined by $2.6 million for the three months ended June 30, 2004, compared to the same period in 2003. During the six months ended June 30, 2004, underwriting, acquisition, and insurance expenses increased by $0.5 million compared to same period in 2003. In both periods, a decrease in general expenses and an increase in policy acquisition costs deferred were offset by an increase in commissions. Policy acquisition costs deferred were primarily affected by the increase in commissions. Commissions increased during the period due to an increase in new business.

          Amortization of deferred policy acquisition costs and value of business acquired increased by $36.8 million and $18.2 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Amortization during the three and six months ended June 30, 2003 was low primarily due to improved stock market and fund performance compared to the prior year. The positive market conditions resulted in negative amortization for the three months ended June 30, 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          Net income decreased by $36.1 million and $4.5 million for the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003. The decline in earnings is primarily the result of decreased net realized gains and an increase in total benefits, expenses and amortization of long-duration products, partially offset by an increase in fee income.

          The Company's annuity deposits and assets under management are as follows:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
          (MILLIONS) (UNAUDITED)                         2004          2003          2004          2003
                                                      -----------   -----------   -----------   -----------
          Deposits:
            Annuities-fixed options                   $     352.4   $     411.8   $     842.2   $     838.7
            Annuities-variable options                    1,054.6         904.3       2,336.7       1,959.8
                                                      -----------   -----------   -----------   -----------
          Total deposits                              $   1,407.0   $   1,316.1   $   3,178.9   $   2,798.5
                                                      ===========   ===========   ===========   ===========

          Assets under management:
            Annuities-fixed options (1)                                           $  16,360.4   $  15,613.0
            Annuities-variable options (2)                                           29,894.3      25,319.4
                                                                                  -----------   -----------
            Subtotal-annuities                                                       46,254.7      40,932.4
            Plan sponsored and other                                                  5,314.0       6,830.0
                                                                                  -----------   -----------
          Total-assets under management                                              51,568.7      47,762.4
          Assets under administration (3)                                            22,607.1      19,214.8
                                                                                  -----------   -----------
          Total assets under management
            and administration                                                    $  74,175.8   $  66,977.2
                                                                                  ===========   ===========

          (1) Excludes net unrealized capital gains of $158.7 million and $1,016.1 million at June 30, 2004 and 2003, respectively.
          (2) Includes $13,863.3 million at June 30, 2004 and $10,618.7 million at June 30, 2003 related to deposits into the Company's products and invested in unaffiliated mutual funds.
          (3) Represents assets for which the Company provides administrative services only.

          FINANCIAL CONDITION

          INVESTMENTS

          FIXED MATURITIES

          At June 30, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged under securities lending agreement (hereinafter referred to as "total fixed maturities") represented 92.4% and 93.5%, respectively, of the total general account invested assets. For the same periods, $13,719.1 million, or 76.2% of total fixed maturities, and $13,744.9 million, or 77.7% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $158.7 million and $615.1 million at June 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2004 and December 31, 2003.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                          JUNE 30,    DECEMBER 31,
                                                            2004          2003
                                                         ----------   ------------
          AAA                                                  48.7%          51.1%
          AA                                                    4.9            4.3
          A                                                    19.3           19.1
          BBB                                                  23.0           21.3
          BB                                                    3.2            3.2
          B and below                                           0.9            1.0
                                                         ----------   ------------
          Total                                               100.0%         100.0%
                                                         ==========   ============

          The percentage of total fixed maturities by market sector is as follows:

                                                          JUNE 30,    DECEMBER 31,
                                                            2004          2003
                                                         ----------   ------------
          U.S. Corporate                                       39.5%          38.9%
          Residential Mortgaged-backed                         30.9           33.7
          Foreign (1)                                          12.3           11.6
          Commercial/Multifamily Mortgage-backed                8.5            7.8
          Asset-backed                                          7.5            6.0
          U.S. Treasuries/Agencies                              1.3            2.0
                                                         ----------   ------------
          Total                                               100.0%         100.0%
                                                         ==========   ============

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

          SUBSEQUENT EVENT

          The Congressional Joint Committee on Taxation has finalized it review of the Lion tax return through tax year 2000 and has sent the audit examination back to the Internal Revenue Service for finalization. The Company was a member of the Lion tax return filings through December 13, 2000. As a result of the resolution of these audits, the Company expects to record a favorable adjustment to its existing tax liability reserves in the third quarter of 2004.

ITEM 4.   CONTROLS AND PROCEDURES

          a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

              31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ING LIFE INSURANCE AND ANNUITY
                               COMPANY
                                               (Registrant)

August 12, 2004                By  /s/ David A. Wheat
---------------                    ---------------------------------------------
    (Date)                          David A. Wheat
                                    Director, Senior Vice President and
                                     Chief Financial Officer