Form 10-Q
period 2004-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2004-11-15
CIK 837010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (860) 723-4646

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

Yes  ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of November 12, 2004, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2004

INDEX

PART I.	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements:

Condensed Consolidated Statements of Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Changes in Shareholder’s Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                            FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                   Financial Statements

Condensed Consolidated Statements of Income

(Unaudited)

(Millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Premiums	$9.7	$9.1	$31.6	$42.3
Fee income	114.1	105.4	349.1	294.5
Net investment income	251.4	237.1	730.3	718.1
Net realized capital gains (losses)	3.8	(0.2)	19.7	33.2
Total revenue	379.0	351.4	1,130.7	1,088.1
Benefits, losses and expenses:
Benefits:
Interest credited and other benefits to policyholders	189.6	193.6	561.2	561.3
Underwriting, acquisition, and insurance expenses:
General expenses	101.7	100.9	308.7	308.5
Commissions	30.9	30.4	94.1	88.7
Policy acquisition costs deferred	(39.1)	(39.4)	(122.5)	(119.0)
Amortization of deferred policy acquisition costs and value of business acquired	34.6	40.4	108.8	96.4
Total benefits, losses and expenses	317.7	325.9	950.3	935.9
Income before income taxes	61.3	25.5	180.4	152.2
Income tax (benefit) expense	(14.3)	0.6	23.1	41.1
Net income	$75.6	$24.9	$157.3	$111.1

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(Millions, except share data)

	September 30 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost of $15,886.4 at 2004 and $15,455.0 at 2003)	$16,412.2	$16,049.7
Equity securities, available for sale, at fair value:
Nonredeemable preferred stock (cost of $59.3 at 2004 and $34.1 at 2003)	59.7	34.4
Investment in affiliated mutual funds (cost of $89.7 at 2004 and $112.3 at 2003)	99.5	127.4
Common stock (cost of $0.1 at 2004 and 2003)	0.1	0.1
Mortgage loans on real estate	1,059.3	754.5
Policy loans	264.4	270.3
Short-term investments	268.1	1.0
Other investments	58.4	52.6
Securities pledged (amortized cost of $1,735.8 at 2004 and $1,624.4 at 2003)	1,753.8	1,644.8
Total investments	19,975.5	18,934.8

Cash and cash equivalents	169.3	57.8
Short-term investments under securities loan agreement	744.6	123.9
Accrued investment income	187.8	169.6
Reinsurance recoverable	3,009.8	2,953.2
Receivables for securities sold	144.8	—
Deferred policy acquisition costs	380.0	307.9
Sales inducements to contractholders	19.0	—
Value of business acquired	1,364.5	1,415.4
Property, plant and equipment (net of accumulated depreciation of $82.4 at 2004 and $79.8 at 2003)	27.4	31.7
Due from affiliates	9.9	41.5
Other assets	3.8	174.5
Assets held in separate accounts	30,739.4	33,014.7
Total assets	$56,775.8	$57,225.0

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(Millions, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and Shareholder’s Equity
Policy liabilities and accruals:
Future policy benefits and claims reserves	$3,229.1	$3,379.9
Unpaid claims and claim expenses	30.6	25.4
Other policyholders’ funds	17,647.6	15,871.3
Total policy liabilities and accruals	20,907.3	19,276.6
Due to affiliates	42.1	92.4
Payables under securities loan agreement	744.6	123.9
Borrowed money	1,029.1	1,519.3
Current income taxes	39.8	85.6
Deferred income taxes	193.9	184.7
Payables for securities purchased	133.5	5.4
Other liabilities	184.6	276.5
Liabilities related to separate accounts	30,739.4	33,014.7
Total liabilities	54,014.3	54,579.1
Shareholder’s equity
Common stock (100,000 shares authorized, 55,000 shares issued and outstanding, $50.00 per share par value)	2.8	2.8
Additional paid-in capital	4,646.5	4,646.5
Accumulated other comprehensive income	67.2	106.8
Retained deficit	(1,955.0)	(2,110.2)
Total shareholder’s equity	2,761.5	2,645.9
Total liabilities and shareholder’s equity	$56,775.8	$57,225.0

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(Millions)

	Nine months ended September 30,
	2004	2003
Shareholder’s equity, beginning of period	$2,645.9	$2,262.8
Comprehensive income:
Net income	157.3	111.1
Other comprehensive (loss) income net of tax: Unrealized (loss) gain on securities ($(60.9) and $16.8, pretax year to date)	(39.6)	10.9
Other	(2.1)	—
Total comprehensive income	115.6	122.0
Capital contributions	—	200.0
Shareholder’s equity, end of period	$2,761.5	$2,584.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Millions)

	Nine months ended September 30,
	2004	2003
Net cash provided by operating activities	$430.5	$1,363.2
Cash flows from investing activities
Proceeds from the sale, maturity or repayment of:
Fixed maturities, available for sale	21,641.5	21,924.3
Equity securities, available for sale	43.1	92.3
Short-term and other investments	418.4	0.3
Mortgages	12.4	12.7
Acquisition of investments:
Fixed maturities, available for sale	(21,306.0)	(23,516.4)
Equity securities, available for sale	(41.6)	(23.3)
Short-term and other investments	(685.7)	—
Mortgages	(317.2)	(191.6)
Sale of property and equipment	13.4	(2.8)
Other, net	(13.6)	13.4
Net cash provided by (used for) investing activities	(235.3)	(1,691.1)
Cash flows from financing activities
Deposits for investment contracts and interest credited	1,033.4	444.2
Maturities and withdrawals from investment contracts	(1,309.1)	(247.1)
Capital contribution	—	200.0
Transfers from (to) separate accounts	192.0	(37.0)
Net cash (used for) provided by financing activities	(83.7)	360.1
Net increase in cash and cash equivalents	111.5	32.2
Cash and cash equivalents, beginning of period	57.8	65.4
Cash and cash equivalents, end of period	$169.3	$97.6

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                                      Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”), and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States. These condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America (“IICA”), ING Financial Advisers, LLC, and, through February 28, 2002, Aetna Investment Adviser Holding Company, Inc. (“IA Holdco”).  ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. (“HOLDCO”), which was a wholly-owned subsidiary of ING Retirement Services, Inc. (“IRSI”). IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion”), which in turn was ultimately owned by ING Groep N.V. (“ING”), a financial services company based in The Netherlands. However, on March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion, HOLDCO merged into Lion and IA Holdco merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion.

On February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco and its subsidiaries to HOLDCO, (former ILIAC parent company), resulting in a distribution totaling $60.1 million. As a result of this transaction, the Investment Management Services segment is no longer reflected as an operating segment of the Company.

The condensed consolidated financial statements and notes as of September 30, 2004 and December 31, 2003 and for the three and nine-months ended September 30, 2004 and 2003 (“interim periods”) have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2003 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.  Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

The Company conducts its business through one reporting segment, U.S. Financial Services (“USFS”), and revenue reported by the Company is predominantly derived from external customers.

2.                                      Recently Adopted Accounting Standards

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004.  SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Consolidated Statement of Operations.  In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to account for certain separate account arrangements as general account arrangements and to defer, amortize, and recognize separately, sales inducements to contractholders.  Requirements to establish additional liabilities for minimum guarantee benefits are also applicable to the Company, however, the Company’s policies on contract liabilities have historically been, and continue to be, in conformity with the requirements newly established.  Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company.

The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations, and had no impact on the Company’s net income.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard (“FAS”) No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function.  To clarify its position, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 97-1 (“FSP FAS 97-1”), “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability,” effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.  The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an additional unearned revenue reserve on its existing and new business.  The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” requiring that a three-step impairment model be applied to securities within its scope.  The three-step model is to be applied on a security-by-security basis as follows:

Step 1:            Determine whether an investment is impaired.  An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:            Evaluate whether an impairment is other than temporary.

Step 3:            If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 (“FSP EITF 03-1-1”), “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’” which delayed EITF 03-1’s original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced.  The delay is in effect until a final consensus can be reached on such guidance.  Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments.  These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company’s December 31, 2003 Form 10-K.  In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

3.                                      New Accounting Pronouncements

In September 2004, the AICPA issued Technical Practice Aid 6300.05 – 6300.08 “Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “TPA”).  The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1.  In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP.  The Company is currently evaluating the impact of the TPA and anticipates it will have no impact on the Company’s financial position, results of operations or cash flows.

4.                                      Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred Policy Acquisition Costs (“DAC”) is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized.  These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses.  Value of business acquired (“VOBA”) is an asset, which represents the present value of estimated net cash flows embedded in the Company’s contracts, which existed at the time the Company was acquired by ING.  DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”) and FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”).

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

VOBA activity for the nine month periods ended September 30, 2004 and 2003 was as follows:

(Millions)	2004	2003
Balance at December 31	$1,415.4	$1,438.4
Adjustment for FAS No. 115	5.3	2.8
Additions	37.4	42.7
Interest accrued at 5% to 7%	69.4	71.8
Amortization	(163.0)	(156.6)
Balance at September 30	$1,364.5	$1,399.1

5.                                      Investments

Impairments

During the three months ended September 30, 2004, the Company determined that 26 fixed maturities had other than temporary impairments.  As a result, for the three months ended September 30, 2004, the Company recognized a pre-tax loss of $5.6 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.  During the three months ended September 30, 2003, the Company determined that 5 fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2003, the Company recognized a pre-tax loss of $8.5 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

During the nine months ended September 30, 2004, the Company determined that 50 fixed maturities had other than temporary impairments.  As a result, for the nine months ended September 30, 2004, the Company recognized a pre-tax loss of $11.4 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.  During the nine months ended September 30, 2003, the Company determined that 80 fixed maturities had other than temporary impairments.  As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $74.7 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

The fair value of the remaining impaired fixed maturities at September 30, 2004 and 2003 is $145.1 million and $156.8 million, respectively.

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

7.                                      Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates an additional liability (the “SOP reserve”) for certain guaranteed benefits in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

The SOP reserve calculated is the minimum guaranteed death benefits (“MGDB”) reserve and is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments.  The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.  The following assumptions and methodology were used to determine the MGDB SOP reserve at September 30, 2004:

Area	Assumptions/Basis for Assumptions
Data used	Based on 101 investment performance scenarios stratified based on 10,000 random generated scenarios
Mean investment performance	8.5%
Volatility	18.0%
Mortality	60.0%, 60.0%, 75.0% of the 90-95 ultimate mortality table for standard, rachet, and rollup, respectively
Lapse rates	Vary by contract type and duration; range between 1.0% and 40.0%
Discount rates	6.5%, based on the portfolio earned rate of the general account

As of September 30, 2004, the separate account liability subject to SOP 03-1 for minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $4,361.5 million and $0.9 million, respectively.  During the nine months ended September 30, 2004, incurred guaranteed benefits and paid guaranteed benefits were $0.3 million and $0.1 million, respectively.  The net amount at risk (net of reinsurance) and the weighted average attained age of contractholders is $44.5 million and 67, respectively, as of September 30, 2004.

The aggregate fair value of equity securities (including mutual funds), by major investment asset category, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of September 30, 2004 is $4,361.5 million.

8.                                      Sales Inducements

Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.  As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-1.  Prior to 2004, sales inducements were recorded as a component of other assets on the Condensed Consolidated Balance Sheets.  Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.  During the three months ended September 30, 2004, the Company capitalized $0.8 million and amortized $1.8 million of sales inducements, respectively.  During the nine months ended September 30, 2004, the Company capitalized $2.1 million and amortized $5.1 million of sales inducements, respectively.

The unamortized balance of capitalized sales inducements as of September 30, 2004 is $19.0 million.

9.                                      Benefit Plans

Non-Qualified Retirement Plans

As of December 31, 2001, the Company, in conjunction with ING, offers certain eligible employees (excluding, among others, Career Agents) the Supplemental ING Retirement Plan for Aetna Financial Services and Aetna International Employees (“SERP”).  Effective January 1, 2002, the Company, in conjunction with ING, offers certain employees (other than Career Agents) supplemental retirement benefits under the ING Americas Supplemental Executive Retirement Plan (the “Americas Supplemental Plan”).  The Company, in conjunction with ING, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the “Agents Non-Qualified Plan”), a non-qualified defined benefit pension plan.  The Company also sponsors the Producers’ Incentive Savings Plan (“PIP”), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the PIP.  The Company also sponsors the Producers’ Deferred Compensation Plan (“DCP”), which is a non-qualified deferred compensation plan for eligible Career Agents and certain other individuals who meet the eligibility criteria specified in the DCP.  Benefit accruals under the SERPs ceased effective as of December 31, 2001.

Net periodic benefit costs for the SERP and the Agents Non-Qualified Plan for the periods ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2004	2003	2004	2003
Interest cost	$1.4	$1.7	$4.4	$5.2
Net actuarial loss recognized in the year	0.1	0.2	0.1	0.6
Unrecognized past service cost recognized during the year	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.6	$2.0	$4.7	$6.0

Contributions for the SERP and Agents’ Non-Qualified Plan are expected to be $9.7 million during 2004.

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

Net periodic benefit costs for retired employees’ and retired agents’ post-retirement health care benefits for the periods ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2004	2003	2004	2003
Service cost	$0.3	$0.2	$0.9	$0.6
Interest cost	0.4	0.5	1.3	1.3
Net actuarial loss recognized in the year	0.2	0.1	0.5	0.3
Unrecognized past service cost recognized during the year	(0.5)	(0.1)	(0.7)	(0.3)
Net periodic benefit cost	$0.4	$0.7	$2.0	$1.9

Contributions for retired employees’ and retired agents’ post-retirement health care benefits are expected to be $1.3 million during 2004.

Changes in Assumptions

Changes in the weighted-average assumptions used in the measurement of the benefit obligation for the Retirement Plan were as follows:

	2004	2003
Discount rate at beginning of period	6.25%	6.75%

Change to Post Retirement Health and Welfare Plan

On August 1, 2004, the Post Retirement Health and Welfare Plan (the “Plan”) was amended to change the age and service required to qualify for benefits.  The Plan now requires five years of continuous service beginning on or after age 50.  Whereas previously service cost was attributed throughout the employee’s career with the Company, it will now be attributed beginning at age 50.  The change is accounted for as a negative plan amendment and curtailment.  A remeasurement was performed as of August 1, 2004, using best estimate assumptions as of that date.  The impact of the amendment and subsequent remeasurement was as follows:

Accumulated post retirement benefit obligation	$7.2
Unrecognized (gains)/losses	(0.4)
Unrecognized past service cost	(6.9)
Net (liability) or asset	$(0.1)

Net periodic cost for the quarter	$(0.3)
Net periodic cost year to date	$(0.3)

Effect of Recently Enacted Legislation

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”).  The Act expands Medicare, primarily by including a prescription drug benefit starting in 2006.  Employers currently sponsoring such prescription drug programs will have a range of options to potentially reduce program costs.  In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), which superceded FSP FAS 106-1 and provides guidance on how companies should account for the impact of the Act on postretirement health care plans.  To encourage employers to maintain postretirement drug benefits, beginning in 2006, the federal government will provide non-taxable subsidy payments to employers who sponsor retiree drug benefits that are “actuarially equivalent” to the Medicare Part D benefits.  The Company has determined that its postretirement medical plan’s prescription drug benefits are likely to qualify as actuarially equivalent to Part D benefits. The resulting subsidy, when received by the Company, will be passed through to the retirees in the form of lower contributions on the part of plan participants.  The Company is currently in the process of amending the Plan to reflect the reduction of participant contributions, and therefore, the subsidy is not expected to have a significant impact on the Company’s financial position or results of operations.

10.                               Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2004 and 2003 were (23.3)% and 2.4%, respectively.  Effective tax rates for the nine months ended September 30, 2004 and 2003 were 12.8% and 27.0%, respectively.  The decrease in effective rates for both the three and nine months ended September 30, 2004, is primarily due to the tax benefit associated with the settlement of the 1998-2000 IRS audit.  The benefit, which relates primarily to the separate account dividends received deduction, reduced the three-month and nine month year over year effective rates by 53.8% and 18.3%, respectively.

11.                               Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield.  The inability of counterparties to honor these commitments may result in either higher or lower replacement cost.  Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $225.9 million and $154.3 million, respectively.

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Item 2.                                Management’s Narrative Analysis of the Results of Operations and Financial Condition

Overview

The following narrative analysis of the results of operations and financial condition presents a review of ING Life Insurance and Annuity Company and its wholly-owned subsidiaries (“ILIAC”, or the “Company”) as of September 30, 2004 and December 31, 2003 and for the three and nine-month periods ended September 30, 2004 and September 30, 2003.  This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2003 Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004.  SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective revenue and expense lines in the Condensed Consolidated Statement of Operations.  In addition, the SOP requires additional liabilities be established for certain guaranteed death and other benefits and for Universal Life products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP’s requirements to account for certain separate account arrangements as general account arrangements, and to recognize sales inducements to contractholders.  Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company, however, the Company’s policies on policy liabilities have historically been, and continue to be, in conformity with the requirements newly established.  Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company.

The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations, and had no impact on the Company’s net income.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard (“FAS”) No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function.  To clarify its position, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 97-1 (“FSP FAS 97-1”), “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability,” effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.  The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business.  The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” requiring that a three-step impairment model be applied to securities within its scope.  The three-step model is to be applied on a security-by-security basis as follows:

Step 1:            Determine whether an investment is impaired.  An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:            Evaluate whether an impairment is other than temporary.

Step 3:            If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 (“FSP EITF 03-1-1”), “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’” which delayed EITF 03-1’s original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced.  The delay is in effect until a final consensus can be reached on such guidance.  Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments.  These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company’s December 31, 2003 Form 10-K.  In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

New Accounting Pronouncements

In September 2004, the AICPA issued Technical Practice Aid 6300.05 – 6300.08 “Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “TPA”).  The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1.  In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP.  The Company is currently evaluating the impact of the TPA and anticipates it will have no impact on the Company’s financial position, results of operations or cash flows.

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

Investment Impairment Testing

The Company reviews the general account investments for impairments by considering the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value.  Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary.  For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

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

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance (“unlocking”), which could be significant.  The cumulative difference related to prior periods is recognized as a component of the current period’s amortization, along with amortization associated with the actual gross profits of the period.  In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

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

Sales Inducements

Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract’s expected ongoing crediting rates for periods after the inducement.  Such amounts are reported separately on the balance sheet and are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change.  These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below).  Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio.  Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

Results of Operations

Premiums for the three months ended September 30, 2004 remained stable compared to the same period in 2003.  Premiums decreased by $10.7 million for the nine months ended September 30, 2004 compared to the same period in 2003, primarily due to lower annuitizations and lower internal single premium immediate annuity sales.

Fee income for the three and nine month periods ended September 30, 2004 increased by $8.7 million and $54.6 million, respectively, compared to the same periods in 2003, primarily due to higher average variable assets under management during the respective periods.

Net investment income increased by $14.3 million and $12.2 million for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The increase for each respective time period is primarily due to an increase in average assets under management with fixed options.

Net realized capital gains increased by $4.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to a decreasing interest rate environment experienced during the three months ended September 30, 2004, versus an increasing interest rate environment experienced during the same period in 2003.  Net realized capital gains decreased $13.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to an increase in the year-to-date average interest rate.  The fluctuations in net realized gains reflect the impact of the interest rate environment on the overall sale of fixed maturities during the respective time periods.

Interest credited and other benefits to contractholders for the three and nine months ended September 30, 2004 remained stable compared to the same periods in 2003.

Underwriting, acquisition, and insurance expenses for the three and nine month periods ended September 30, 2004 remained stable compared to the same periods in 2003.

Amortization of DAC and VOBA decreased by $5.8 million, and increased by $12.4 million, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.  Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income increased by $50.7 million for the three months ended September 30, 2004 compared to the same period in 2003. The increase in earnings is primarily the result of increases in fee income and net investment income, and a significant income tax benefit recognized in the third quarter of 2004.  Partially offsetting the increase in earnings is a decrease in net realized capital gains and a slight increase in underwriting, acquisition, and insurance expenses, including DAC and VOBA amortization.  Net income for the nine months ended September 30, 2004 increased by $46.2 million compared to the same period in 2003.  The increase in earnings is primarily the result of increases in fee income and net investment income, and a significant decrease in income taxes, partially offset by decreases in premiums and net realized capital gains, and a slight increase in underwriting, acquisition, and insurance expenses, including DAC and VOBA amortization.

The Company’s annuity deposits and assets under management are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions) (Unaudited)	2004	2003	2004	2003
Deposits:
Annuities-fixed options	$380.2	$453.7	$1,222.4	$1,292.4
Annuities-variable options	1,025.2	966.8	3,361.9	2,926.6
Total deposits	$1,405.4	$1,420.5	$4,584.3	$4,219.0

	As of September 30,
	2004	2003
Assets under management:
Annuities-fixed options (1)	$16,736.0	$15,863.9
Annuities-variable options (2)	29,485.9	25,999.4
Subtotal-annuities	46,221.9	41,863.3
Plan sponsored and other	5,465.4	6,887.7
Total-assets under management	51,687.3	48,751.0
Assets under administration (3)	23,294.6	19,837.5
Total assets under management and administration	$74,981.9	$68,588.5

(1)     Excludes net unrealized capital gains of $525.8 million and $735.9 million at September 30, 2004 and 2003, respectively.

(2)     Includes $14,446.2 million at September 30, 2004 and $11,191.3 million at September 30, 2003 related to deposits into the Company’s products and invested in unaffiliated mutual funds.

(3)     Represents assets for which the Company provides administrative services only.

Financial Condition

Investments

Fixed Maturities

At September 30, 2004 and December 31, 2003, the Company’s carrying value of available for sale fixed maturities including securities pledged (hereinafter referred to as “total fixed maturities”) represented 90.9% and 93.5%, respectively, of the total general account invested assets.  For the same periods, $14,445.5 million, or 79.5% of total fixed maturities, and $13,744.9 million, or 77.7% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $525.8 million and $615.1 million at September 30, 2004 and December 31, 2003, respectively.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  The average quality rating of the Company’s fixed maturities portfolio was AA- at September 30, 2004 and December 31, 2003.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

	September 30, 2004	December 31, 2003
AAA	48.6%	51.1%
AA	4.7	4.3
A	19.9	19.1
BBB	22.5	21.3
BB	3.6	3.2
B and below	0.7	1.0
Total	100.0%	100.0%

The percentage of total fixed maturities by market sector is as follows:

	September 30, 2004	December 31, 2003
U.S. Corporate	39.6%	38.9%
Residential Mortgaged-backed	29.0	33.7
Foreign (1)	13.2	11.6
Commercial/Multifamily Mortgage-backed	8.5	7.8
Asset-backed	7.4	6.0
U.S. Treasuries/Agencies	2.3	2.0
Total	100.0%	100.0%

(1)     Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value.  If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment.  An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company’s principal sources of liquidity are deposits on contracts, product charges, investment income, maturing investments, and capital contributions. Primary uses of liquidity are payments of commissions and operating expenses, interest and premium credits, investment purchases, as well as withdrawals and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include a borrowing facility to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance

Holdings, Inc. (“ING AIH”), a Delaware corporation and affiliate.  Under this agreement, which became effective in June 2001 and expires in April 2011, the Company and ING AIH can borrow up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31 from one another. Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

The National Association of Insurance Commissioners’ (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

Legislative Initiatives

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in second quarter 2003, may impact the Company. The Act’s provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company’s products, especially variable annuities.

On October 22, 2004 the President signed the American Jobs Creation Act of 2004.  The act allows tax-free distributions to be made from the Policyholders’ Surplus Account in 2005 and 2006.  Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances.  The deferred income was accumulated in the Policyholders’ Surplus Account and is taxable only under conditions that management considers to be remote.  Therefore, no federal income taxes have been provided on the accumulated balance of $17.2 million as of September 30, 2004.  Based on currently available information, the Company anticipates that the new law will permanently eliminate any potential tax on the accumulated balance of $17.2 million.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.  The impact on the Company’s products cannot be predicted.

Item 4.                                 Controls and Procedures

a)              The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

b)             There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.  OTHER INFORMATION

Item 1.                                 Legal Proceedings

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various governmental and self-regulatory agencies in connection with investigations of the products and business practices of the financial services industry. In each case, full cooperation has been and is being provided. Reference is made to “Other Regulatory Matters” in Note 12 to the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Form 10-K Annual Report, filed on March 29, 2004 (SEC File No. 033-23376); the Company’s Form 8-K/A Current Report filed on September 8, 2004 (SEC File No. 033-23376); and the Company’s Form 8-K/A Current Report filed on November 12, 2004 (SEC File No. 033-23376).

Item 6.                                 Exhibits

3.	(i)	Certificate of Incorporation as amended and restated January 1, 2002. Incorporated by reference to the ILIAC on Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

3.	(ii)	By-Laws, as restated January 1, 2002. Incorporated by reference to the ILIAC on Form 10-K, as filed on March 28, 2002 (File No. 33-23376).

4.		Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts).

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

ING LIFE INSURANCE AND ANNUITY COMPANY
(Registrant)

November 12, 2004	By	/s/	David A. Wheat
(Date)			David A. Wheat
Director, Senior Vice President and Chief Financial Officer