Form 10-K
period 2004-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2005-03-31
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004       Commission file number: 333-86276, 333-86278, 333-104456
                          -----------------                               --------------------------------

                     ING LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Connecticut                                    71-0294708
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS employer
     incorporation or organization                  identification no.)

 151 Farmington Avenue, Hartford, Connecticut             06156
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (866) 723-4646
                                                   --------------


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

                              Yes    / /    No   /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of March 28, 2005, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2004

                                TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                                                                     PAGE
---------                                                                                     ----
                                     PART I

Item 1.     Business*                                                                           3
Item 2.     Properties*                                                                        10
Item 3.     Legal Proceedings                                                                  11
Item 4.     Submission of Matters to a Vote of Security Holders**                              11

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters              12
Item 6.     Selected Financial Data***                                                         12
Item 7.     Management's Narrative Analysis of the Results of Operations and
               Financial Condition*                                                            13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                         30
Item 8.     Financial Statements and Supplementary Data                                        32
Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                            72
Item 9A.    Controls and Procedures                                                            72
Item 9B.    Other Information                                                                  72

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant**                               73
Item 11.    Executive Compensation**                                                           73
Item 12.    Security Ownership of Certain Beneficial Owners and Management**                   73
Item 13.    Certain Relationships and Related Transactions**                                   73
Item 14.    Principal Accountant Fees and Services                                             73

                                     PART IV

Item 15.    Exhibits, Consolidated Financial Statement Schedules                               76
            Index to Consolidated Financial Statement Schedules                                81
            Signatures                                                                         85

  * Item prepared in accordance with General Instruction I(2) of Form 10-K. ** Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.
*** Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosures under this item.

                                     PART I

ITEM 1.   BUSINESS
          (Dollar amounts in millions, unless otherwise stated)

ORGANIZATION OF BUSINESS

ING Life Insurance and Annuity Company ("ILIAC"), a stock life insurance company domiciled in the state of Connecticut, and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. The consolidated financial statements found in Part II,
Item 8 of this Annual Report include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC ("IFA"), and, through February 28, 2002, ING Investment Adviser Holding, Inc. ("IA Holdco"). Until March 30, 2003, ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). Until March 30, 2003, IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"). On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion and HOLDCO merged into Lion. As a result, ILIAC is now a direct wholly-owned subsidiary of Lion, which in turn, is an indirect, wholly-owned subsidiary of ING. ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

DESCRIPTION OF BUSINESS

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company has one operating segment, ING U.S. Financial Services ("USFS"), which offers the products described below.

PRODUCTS AND SERVICES

Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and non-affiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

Annuity contracts offered by the Company contain variable and/or fixed investment options. Variable options generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable annuity options are held in Separate Accounts that invest in mutual funds managed and/or distributed by ILIAC or its affiliates, or managed and/or distributed by unaffiliated entities. Variable Separate Account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

Fixed options are either "fully-guaranteed" or "experience-rated". Fully-guaranteed fixed options provide guarantees on investment returns, maturity values and, if applicable, benefit payments. Experience-rated fixed options require the customer to assume investment risks (including realized capital gains and losses on the sale of invested assets) and other risks subject to, among other things, principal and interest guarantees.

FEES AND MARGINS

Insurance and expense charges, investment management fees, and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the Separate Account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, ILIAC may receive compensation from the fund's adviser, administrator, or other affiliated entity for the performance of certain shareholder services. ILIAC and/or IFA may also receive administrative service, distribution (12b-1), and/or service plan fees from the funds in which customers invest, in addition to compensation from the fund's adviser, administrator, or other affiliated entity for the performance of certain shareholder services. For variable option mutual funds managed by ILIAC, ILIAC receives an investment advisory fee, from which it pays a subadvisory fee to an affiliated or unaffiliated investment manager.

In connection with programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, ILIAC and/or IFA may receive 12b-1 and service plan fees, as well as compensation, from the affiliated or unaffiliated fund's adviser, administrator, or other affiliated entity for the performance of certain shareholder services. For fixed funding options, ILIAC earns a margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. The Company may also receive other fees or charges depending on the nature of the products.

PRINCIPAL MARKETS AND METHOD OF DISTRIBUTION

The Company's products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations), and corporate markets. The Company's products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2004. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

ASSETS UNDER MANAGEMENT AND ADMINISTRATION

A substantial portion of the Company's fees or other charges and margins are based on assets under management. Assets under management are principally affected by net deposits (i.e., new deposits less surrenders), investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options), and customer retention. A portion of the Company's fee income is also based on assets under administration which are assets that are not on the Company's Balance Sheets and for which the Company provides administrative services only. The Company's customer assets under management and administration and deposits were as follows at December 31:

                                                                                    2004                 2003
-------------------------------------------------------------------------------------------------------------
New deposits
  Annuities--variable options                                          $         4,471.6    $         4,051.7
  Annuities--fixed options                                                       1,646.2              1,704.8
-------------------------------------------------------------------------------------------------------------
Total deposits                                                         $         6,117.8    $         5,756.5
=============================================================================================================
Customer assets under management
  Annuities--variable options                                          $        32,003.5    $        28,657.3
  Annuities--fixed options                                                      16,903.5             16,044.4
      Subtotal--annuities                                                       48,907.0             44,701.7
  Plan sponsored and other                                                       5,577.4              7,049.8
-------------------------------------------------------------------------------------------------------------
Total customer assets under management                                          54,484.4             51,751.5

Assets under administration                                                     24,419.8             21,102.5
-------------------------------------------------------------------------------------------------------------
Total customer assets under management and administration              $        78,904.2    $        72,854.0
=============================================================================================================

Assets under management are generally available for contractowners withdrawal and are generally subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contractowner balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

COMPETITION

Increasing competition within the retirement savings business from traditional insurance carriers, as well as banks, mutual fund companies, and other investment managers, offers consumers many choices. Principal competitive factors are reputation for investment performance, product features, service, cost, and the perceived financial strength of the investment manager or sponsor. Competition may affect, among other matters, both business growth and the pricing of the Company's products and services.

INVESTMENT OVERVIEW AND STRATEGY

The Company's investment strategy involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

The Company's General Account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor's ("S&P") ratings classifications.

The Company's use of derivatives is limited mainly to hedging purposes to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk.

RATINGS

On December 15, 2004, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING's primary U.S. insurance operating companies ("ING U.S."), including the Company. S&P also on this date revised the outlook on the core insurance operating companies from negative to stable, reflecting ING's commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING's progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance.

On December 17, 2004, Moody's Investor's Service, Inc. ("Moody's") issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody's noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

On December 22, 2004, A.M. Best Company, Inc. ("A.M. Best") reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while maintaining its negative outlook for ING U.S. These rating actions follow ING's announcement of its intention to sell Life Insurance Company of Georgia ("LOG"), as well as the conclusion of A.M. Best's review of ING's plan to exit the U.S. individual reinsurance business. ING closed the transaction to exit the U.S. individual life reinsurance business on December 31, 2004, and the sale of LOG is expected to be completed during the second quarter of 2005, subject to regulatory approval. Neither of these transactions directly impact the Company.

REGULATION

The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

ILIAC is subject to the insurance laws of the State of Connecticut, where it is domiciled, and other jurisdictions in which it transacts business. The primary regulators of the Company's insurance operations are the insurance departments of Connecticut, Florida, and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity customer accounts, and the maximum interest rates that can be charged on policy loans.

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Generally, the Company's variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL"), and Internal Revenue Service ("IRS") also impact certain of the Company's annuity, life insurance and other investment and retirement products. These products may involve Separate Accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").

INSURANCE HOLDING COMPANY LAWS

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

INSURANCE COMPANY GUARANTY FUND ASSESSMENTS

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") and the amount of premiums written in each state. The Company has estimated this liability to be $8.5 and $9.3 as of December 31, 2004 and 2003, respectively, and has recorded a reserve. The Company has also recorded an asset of $5.5 and $2.5 as of December 31, 2004 and 2003, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company's businesses, see "Risk Factors" in Part 1, Item 1 "Business."

EMPLOYEES

ILIAC had 1,954 employees as of December 31, 2004, primarily focused on managing the product distribution, marketing, customer service, and product and financial management of the Company. The Company also utilizes services provided by ING North America Insurance Corporation, Inc. and other affiliates. These services include new business processing, actuarial, risk management, human resources, investment management, finance, information technology, and legal and compliance services. The affiliated companies are reimbursed for the Company's use of various services and facilities under a variety of intercompany agreements.

RISK FACTORS

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

     EQUITY MARKET VOLATILITY COULD NEGATIVELY IMPACT THE COMPANY'S PROFITABILITY AND FINANCIAL CONDITION

The sales and profitability of the Company's variable annuity products could be impacted by declines in the equity markets. Generally, sales of variable annuities decrease when equity markets decline over an extended period of time. The amount of fees the Company receives on its variable annuity products is based on the account values of the Separate Accounts which support such variable earnings. A decline in the equity markets will likely result in a decrease in such account values and therefore a decrease in the fees the Company receives on its variable annuities. To the extent that the actual performance of the equity markets and the Company's expectations of future performance decrease its future profit expectations, the Company may be required to accelerate the amount of deferred acquisition cost amortization in a given period, potentially negatively impacting its net income in a period.

     THE COMPANY'S EFFORTS TO REDUCE THE IMPACT OF INTEREST RATE CHANGES ON ITS PROFITABILITY AND FINANCIAL CONDITION MAY NOT BE EFFECTIVE

The Company attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its fixed annuity operations. The Company accomplishes this reduction primarily by managing the duration of its assets relative to the duration of its liabilities. During a period of rising interest rates, annuity contract surrenders and withdrawals may increase as customers seek to achieve higher returns. Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that the Company owns, which would force it to reinvest the proceeds at lower interest rates. The Company's General Account products generally contain minimum interest rate guarantees. These minimum guarantees may constrain the Company's ability to lower credited rates in response to lower investment returns. Therefore, it may be more difficult for the Company to maintain its desired spread between the investment income it earns and the interest it credits to its customers, thereby reducing its profitability.

     A DOWNGRADE IN ANY OF THE RATINGS FOR THE COMPANY MAY, AMONG OTHER THINGS, INCREASE POLICY SURRENDERS AND WITHDRAWALS, REDUCE NEW SALES, AND TERMINATE RELATIONSHIPS WITH DISTRIBUTORS, ANY OF WHICH COULD ADVERSELY AFFECT ITS PROFITABILITY AND FINANCIAL CONDITION

Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the ratings for the Company could, among other things:

- Materially increase the number of annuity contract surrenders and withdrawals;

- Result in the termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of the Company's products and services; and

-  Reduce new sales of annuity contracts.

Any of these consequences could adversely affect the Company's profitability and financial condition.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions, or circumstances outside the Company's control could impact a rating organization's judgment of its rating and the subsequent rating it assigns the Company. The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company.

     THE COMPANY'S ABILITY TO GROW DEPENDS IN PART UPON THE CONTINUED AVAILABILITY OF CAPITAL.

The Company has, in the past, required capital as it increased its reserves associated with its growth from sales of products although no capital contributions were needed in 2004. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital required and the amount of capital available can vary from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor necessarily within its control. A lack of sufficient capital could hinder the Company's ability to grow.

     THE COMPANY'S INVESTMENT PORTFOLIO IS SUBJECT TO SEVERAL RISKS THAT MAY DIMINISH THE VALUE OF ITS INVESTED ASSETS AND ADVERSELY AFFECT ITS SALES, PROFITABILITY AND THE INVESTMENT RETURNS CREDITED TO CERTAIN OF ITS CUSTOMERS

The Company's investment portfolio is subject to several risks, including, among other things:

- The Company may experience an increase in defaults or delinquency in the investment portfolios, including the commercial mortgage loan portfolio.

- The Company may have greater difficulty selling privately placed fixed maturity securities and commercial mortgage loans at attractive prices, in a timely manner, or both, because they are less liquid than its publicly traded fixed maturity securities.

- During periods of declining interest rates, borrowers may prepay or redeem prior to maturity (i) mortgages that back certain mortgage-backed securities and (ii) bonds with embedded call options that the Company owns which would force it to reinvest the proceeds received at lower interest rates.

- Environmental liability exposure may result from the Company's commercial mortgage loan portfolio.

- The Company may experience losses in its commercial mortgage loan portfolio as a result of economic downturns or losses attributable to natural disasters in certain regions.

Any of these consequences may diminish the value of the Company's invested assets and adversely affect its sales, profitability, or the investment returns credited to its customers.

     CHANGES IN REGULATION IN THE UNITED STATES MAY REDUCE THE COMPANY'S PROFITABILITY

The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators. The primary purpose of state regulation of the insurance business is to protect contractowners, and not necessarily to protect other constituencies such as creditors or investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

The insurance industry has recently become the focus of greater regulatory scrutiny due to questionable business practices relating to trading and pricing within the mutual fund and variable annuity industries, allegations related to improper special payments, price-fixing, conflicts of interest and improper accounting practices, and other misconduct alleged by and initiatives of the New York Attorney General, state insurance departments, and in related litigation. As a result, a large number of insurance companies, including certain ING affiliates, have been requested to provide information to regulatory authorities. In some cases, this regulatory scrutiny has led to new proposed legislation regulating insurance companies, regulatory penalties and related litigation. At this time, the Company does not believe that any such regulatory scrutiny will materially impact it; however, the Company cannot guarantee that new laws, regulations, or other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws or regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which it distributes its insurance products, which could adversely impact the Company.

ITEM 2.   PROPERTIES

The Company's home office is located at 151 Farmington Avenue, Hartford, Connecticut, 06156. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING's U.S. operations provide the Company with various management, finance, investment management and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for ILIAC common stock. All of ILIAC's outstanding common stock is owned by Lion, a Connecticut holding and management company which is ultimately owned by ING.

The Company's ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) 10% of statutory surplus at the prior year end or (2) ILIAC's prior year statutory net gain from operations.

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay cash dividends to Lion in 2003 or 2002. However, on February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 dividend distribution.

ILIAC did not receive capital contributions from its parent in 2004 and received $230.0 and $164.3 in capital contributions from its parent during 2003 and 2002, respectively.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollar amounts in millions, unless otherwise stated)

                     ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
                            3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                                            2004            2003            2002
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Net investment income                                                              $       983.1   $       919.1   $       959.5
Fee income                                                                                 455.7           395.8           423.9
Premiums                                                                                    38.5            50.1            53.9
Net realized capital gains (losses)                                                         25.2            64.5          (101.0)
Total revenue                                                                            1,502.5         1,429.5         1,336.3
Interest credited and other benefits to contractowners                                     739.4           723.4           707.3
Amortization of deferred policy acquisition costs and value of business acquired           127.4           106.5           181.5
Income before cumulative effect of change in accounting principle                          199.3           154.6            67.5
Cumulative effect of change in accounting principle, net of tax                               --              --        (2,412.1)
Net income (loss)                                                                          199.3           154.6        (2,344.6)

CONSOLIDATED FINANCIAL POSITION
Total investments                                                                  $    19,998.1   $    18,934.8   $    17,088.7
Assets held in separate accounts                                                        33,310.5        33,014.7        28,071.1
Total assets                                                                            58,840.0        57,225.0        50,410.7
Future policy benefits and claims reserves                                              20,886.4        19,276.6        18,091.2
Liabilities related to separate accounts                                                33,310.5        33,014.7        28,071.1
Total shareholder's equity                                                               2,724.2         2,645.9         2,262.8

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          (Dollar amounts in millions, unless otherwise stated)

OVERVIEW

The following narrative analysis of the consolidated results of operations presents a review of ING Life Insurance and Annuity Company ("ILIAC") and its wholly-owned subsidiaries (collectively, the "Company") for each of the two years ended December 31, 2004 and 2003 and financial condition as of December 31, 2004 versus December 31, 2003. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6 and Item 8 contained herein.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio such as changes in credit quality, price volatility, and liquidity. Investors are also directed to consider other risks and uncertainties discussed in "Risk Factors" in Item 1 contained herein and in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, other-than-temporary impairment testing, and amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA"). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

RESERVES

The Company establishes and carries actuarially determined reserve liabilities which are calculated to meet its future obligations. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.
Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 1.5% to 11.9% for all years presented), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to investments and unamortized realized gains/losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractholders, plan participants, and the Company.

Reserves for immediate annuities with life contingent benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 4.9% to 9.5% for all years presented.

Because the sale of the domestic individual life insurance business on October 1, 1998 was substantially in the form of an indemnity reinsurance agreement, the Company includes an amount in reinsurance recoverable on the Consolidated Balance Sheets, which approximates the Company's total individual life reserves.

Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

OTHER-THAN-TEMPORARY IMPAIRMENT TESTING

The Company's accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date. When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The evaluation of other-than-temporary impairments included in the General Account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, changes in general economic conditions, the issuer's financial condition or near-term recovery prospects, and the effects of changes in interest rates.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

The amortization methodology used for DAC and VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors,

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

ANALYSIS OF DAC/VOBA

During 2004, VOBA amortization increased principally due to higher actual gross profits, as a result of the margins earned on higher fixed and variable assets and fewer other-than-temporary impairments. Also, surrenders increased, which resulted in higher amortization for certain business.

The actual Separate Account return in 2004 exceeded the long-term assumption, thereby producing deceleration of DAC/VOBA amortization of $2.6 before tax. As a part of the regular analysis of DAC/VOBA, at the end of 2004, the Company unlocked its assumptions regarding policyholder withdrawal behavior. Based on experience studies, assumed rates of full surrender for variable annuities were modified downward, producing a deceleration of DAC/VOBA amortization of $1.2 before tax. The combined effect of the actual variable return for 2004 exceeding long-term assumptions and modification of expectations regarding future withdrawal behavior was a deceleration of DAC/VOBA amortization totaling $3.8 before tax, or $2.5, net of $1.3 million of federal income tax expense.

During 2003 the Company reset long-term assumptions for the Separate Account returns from 9.0% to 8.5% (gross before rate of return management fees and mortality, expense, and other policy charges), reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was primarily driven by improved market performance compared to expected performance during 2003. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $3.7 before tax, or $2.4, net of $1.3 of federal income tax expense.

As part of the regular analysis of DAC/VOBA, at the end of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term return assumptions for the Separate Account returns to 9.0% (gross before fund management fees and mortality, expense, and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. Dring 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 before tax, or $29.7, net of $15.9 of federal income tax benefit.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
CRITICAL ACCOUNTING POLICIES (continued)

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET INCOME: Net income increased by $44.7 to $199.3 for 2004, from $154.6 for 2003. Higher net income is the result of higher fee income and higher investment income and margins, partially offset by an increase in interest credited and other benefits to contractholders, operating expenses, and the amortization of VOBA.

NET INVESTMENT INCOME: Net investment income from General Account assets increased $64.0 to $983.1 for 2004 from $919.1 for 2003. The increase is primarily related to higher fixed assets under management in 2004, as well as to the inclusion of interest income on the guaranteed portion of the separate accounts beginning in 2004 as required with the adoption of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

FEE INCOME: Fee income increased $59.9 to $455.7 for 2004 from $395.8 for 2003. A substantial portion of fee income is calculated based on variable assets under management. The increase in fee income was primarily related to an increase in the Company's average variable assets under management due to strong sales and positive equity market performance in 2004 and 2003.

PREMIUMS: Premiums for 2004 decreased by $11.6 to $38.5 from $50.1 for 2003, primarily due to a decrease in sales of immediate annuities with life contingencies.

NET REALIZED CAPITAL GAINS: Net realized capital gains for 2004 decreased by $39.3 to $25.2 from $64.5 for 2003. The decrease in gains is primarily due to rising interest rates in 2004 partially offset by a decrease in other-than-temporary impairments. In an increasing rate environment, the market value of fixed maturities in the portfolios decreases, which in turn results in lower realized gains upon sale.

INTEREST CREDITED AND OTHER BENEFITS TO CONTRACTOWNERS: Interest credited and other benefits to contractowners increased $16.0 to $739.4 for 2004 from $723.4 for 2003. The increase in the balance in the year was primarily due to an increase in average assets under management with fixed options, as well as to the inclusion of interest credited to contractowners on the guaranteed portion of the separate accounts, as required by SOP 03-1, partially offset by a decrease in credited interest rates to contractowners resulting from a management decision to lower credited rates to contractowners.

OPERATING EXPENSES: Operating expenses increased by $10.1 to $394.0 for 2004 from $383.9 for 2003. The increase is primarily related to the growth of the business.

AMORTIZATION OF DAC AND VOBA: Amortization of DAC and VOBA increased $20.9 to $127.4 for 2004, from $106.5 for 2003. The increase is primarily related to higher VOBA amortization of $17.2. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on assumptions related to the underlying contracts, including but not limited to interest margins, surrenders, withdrawals, expenses, and asset growth. VOBA amortization increased principally due to higher actual gross profits, as a result of the margins earned on higher fixed and variable assets and fewer other-than-temporary impairments.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

FINANCIAL CONDITION

INVESTMENTS

INVESTMENT STRATEGY

The Company's investment strategy for its General Account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

The Company invests its General Account primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor's ("S&P") ratings classifications.

The Company's use of derivatives is limited mainly to hedging purposes to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk.

PORTFOLIO COMPOSITION

The following table presents the investment portfolio at December 31, 2004 and 2003.

                                                                 2004                            2003
                                                     ----------------------------    ----------------------------
                                                      CARRYING VALUE          %       CARRYING VALUE          %
-----------------------------------------------------------------------------------------------------------------
Fixed maturities, including securities pledged       $   18,425.6            92.1%   $   17,694.5            93.4%
Equity securities                                           162.6             0.8%          161.9             0.9%
Mortgage loans on real estate                             1,090.2             5.5%          754.5             4.0%
Policy loans                                                262.7             1.3%          270.3             1.4%
Other investments                                            57.0             0.3%           53.6             0.3%
-----------------------------------------------------------------------------------------------------------------
                                                     $   19,998.1           100.0%   $   18,934.8           100.0%
=================================================================================================================

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

FIXED MATURITIES

Fixed maturities available-for-sale as of December 31, 2004, were as follows:

                                                                       GROSS          GROSS
                                                      AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                                        COST           GAINS          LOSSES          VALUE
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
U.S. government and government agencies
  and authorities                                    $      197.3   $        0.9   $        0.9   $      197.3

States, municipalities and political
  subdivisions                                               32.1            0.2            0.9           31.4

U.S. corporate securities:
    Public utilities                                      1,207.6           50.0            5.0        1,252.6
    Other corporate securities                            5,846.5          275.0           25.4        6,096.1
--------------------------------------------------------------------------------------------------------------
  Total U.S. corporate securities                         7,054.1          325.0           30.4        7,348.7
--------------------------------------------------------------------------------------------------------------

Foreign securities:
    Government                                              660.2           33.9            3.1          691.0
    Other                                                 1,656.4           78.4            6.1        1,728.7
--------------------------------------------------------------------------------------------------------------
  Total foreign securities                                2,316.6          112.3            9.2        2,419.7
--------------------------------------------------------------------------------------------------------------

Residential mortgage-backed securities                    5,497.6           65.6           58.2        5,505.0

Commercial mortgage-backed securities                     1,491.2           73.2            4.4        1,560.0

Other asset-backed securities                             1,354.6           22.6           13.7        1,363.5
--------------------------------------------------------------------------------------------------------------
Total fixed maturities, including fixed maturities
  pledged                                                17,943.5          599.8          117.7       18,425.6

Less: fixed maturities pledged to creditors               1,258.8           18.0            2.5        1,274.3
--------------------------------------------------------------------------------------------------------------

Fixed maturities                                     $   16,684.7   $      581.8   $      115.2   $   17,151.3
==============================================================================================================

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

Fixed maturities available-for-sale as of December 31, 2003, were as follows:

                                                                       GROSS          GROSS
                                                      AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                                        COST           GAINS          LOSSES         VALUE
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
U.S. government and government agencies
  and authorities                                    $      350.0   $        1.7   $        0.3   $      351.4

States, municipalities and political
  subdivisions                                                2.1            0.1             --            2.2

U.S. corporate securities:
    Public utilities                                        970.7           48.9           11.4        1,008.2
    Other corporate securities                            5,568.1          327.9           29.1        5,866.9
--------------------------------------------------------------------------------------------------------------
  Total U.S. corporate securities                         6,538.8          376.8           40.5        6,875.1
--------------------------------------------------------------------------------------------------------------

Foreign securities:
    Government                                              605.2           33.7            2.8          636.1
    Other                                                 1,364.7           74.5           11.0        1,428.2
--------------------------------------------------------------------------------------------------------------
  Total foreign securities                                1,969.9          108.2           13.8        2,064.3
--------------------------------------------------------------------------------------------------------------

Residential mortgage-backed securities                    5,903.7           91.8           35.1        5,960.4

Commercial mortgage-backed securities                     1,278.5          105.0            3.3        1,380.2

Other asset-backed securities                             1,036.4           34.0            9.5        1,060.9
--------------------------------------------------------------------------------------------------------------
Total fixed maturities, including fixed
  maturities pledged                                     17,079.4          717.6          102.5       17,694.5

Less: fixed maturities pledged to creditors               1,624.4           23.8            3.4        1,644.8
--------------------------------------------------------------------------------------------------------------

Fixed maturities                                     $   15,455.0   $      693.8   $       99.1   $   16,049.7
==============================================================================================================

At December 31, 2004 and 2003, the Company's carrying value of available-for-sale fixed maturities, including fixed maturities pledged to creditors, (hereinafter referred to as "total fixed maturities") represented 92.1% and 93.4% of the total General Account invested assets, respectively. For the same periods, $13,714.0, or 74.4% of total fixed maturities and $13,744.9, or 77.7% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital gains of $482.1 and $615.1 at December 31, 2004 and 2003, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2004 and 2003. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at December 31:

                                                                 2004                         2003
                                                     ---------------------------   ---------------------------
                                                         FAIR          % OF            FAIR          % OF
                                                         VALUE         TOTAL           VALUE         TOTAL
--------------------------------------------------------------------------------------------------------------
AAA                                                  $    8,675.4           47.1%  $    9,036.6           51.1%
AA                                                          910.4            4.9%         756.2            4.3%
A                                                         3,754.3           20.4%       3,374.7           19.1%
BBB                                                       4,311.4           23.4%       3,774.4           21.3%
BB                                                          698.9            3.8%         567.3            3.2%
B and below                                                  75.2            0.4%         185.3            1.0%
--------------------------------------------------------------------------------------------------------------
Total                                                $   18,425.6          100.0%  $   17,694.5          100.0%
==============================================================================================================

95.8% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2004 and 2003.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at December 31:

                                                                 2004                         2003
                                                     ---------------------------   ---------------------------
                                                         FAIR          % OF            FAIR          % OF
                                                         VALUE         TOTAL           VALUE         TOTAL
--------------------------------------------------------------------------------------------------------------
U.S. Corporate                                       $    7,380.1           40.1%  $    6,877.3           38.9%
Residential Mortgage-backed                               5,505.0           29.9%       5,960.4           33.7%
Foreign (1)                                               2,419.7           13.1%       2,064.3           11.6%
Commercial/Multifamily Mortgage-backed                    1,560.0            8.5%       1,380.2            7.8%
Asset-backed                                              1,363.5            7.4%       1,060.9            6.0%
U.S. Treasuries/Agencies                                    197.3            1.0%         351.4            2.0%
--------------------------------------------------------------------------------------------------------------
Total                                                $   18,425.6          100.0%  $   17,694.5          100.0%
==============================================================================================================

(1)  Primarily U.S. dollar denominated

The amortized cost and fair value of total fixed maturities as of December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

                                                                           AMORTIZED              FAIR
                                                                             COST                 VALUE
-------------------------------------------------------------------------------------------------------------
Due to mature:
  One year or less                                                     $           395.8    $           400.0
  After one year through five years                                              3,650.0              3,727.4
  After five years through ten years                                             3,128.8              3,256.4
  After ten years                                                                2,425.5              2,613.3
  Mortgage-backed securities                                                     6,988.8              7,065.0
  Other asset-backed securities                                                  1,354.6              1,363.5
  Less: fixed maturities pledged to creditors                                    1,258.8              1,274.3
-------------------------------------------------------------------------------------------------------------
  Fixed maturities                                                     $        16,684.7    $        17,151.3
=============================================================================================================

At December 31, 2004 and 2003, fixed maturities with carrying values of $10.9 and $11.2, respectively, were on deposit as required by regulatory authorities.

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004 or 2003.

MORTGAGE LOANS

Mortgage loans, primarily commercial mortgage loans, totaled $1,090.2 at December 31, 2004 and $754.5 at December 31, 2003. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At December 31, 2004 and 2003, the Company had no allowance for mortgage loan credit losses.

OTHER-THAN-TEMPORARY IMPAIRMENTS

The Company analyzes the General Account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
FINANCIAL CONDITION (continued)

Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The following table identifies the Company's other-than-temporary impairments by type as of December 31:

                                           2004                      2003                      2002
                                 -----------------------   -----------------------   -----------------------
                                                NO. OF                    NO. OF                    NO. OF
                                 IMPAIRMENT   SECURITIES   IMPAIRMENT   SECURITIES   IMPAIRMENT   SECURITIES
------------------------------------------------------------------------------------------------------------
U.S. Corporate                   $       --           --   $      6.2            4   $      0.1            2
Residential mortgage-backed            13.5           53         88.2           83         40.0           33
Equities                                 --           --           --            2          0.1            2
Limited partnership                      --           --          2.0            1           --           --
------------------------------------------------------------------------------------------------------------
Total                            $     13.5           53   $     96.4           90   $     40.2           37
============================================================================================================

NET REALIZED CAPITAL GAINS AND LOSSES

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to impairment of investments. Net realized capital gains (losses) on investments were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2004         2003         2002
------------------------------------------------------------------------------------
Fixed maturities                                $     24.7   $     63.9   $    (97.5)
Equity securities                                      0.5          0.6         (3.5)
Pretax net realized capital gains (losses)      $     25.2   $     64.5   $   (101.0)
------------------------------------------------------------------------------------
After-tax net realized capital gains (losses)   $     16.4   $     41.9   $    (65.7)
====================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

SOURCES AND USES OF LIQUIDITY

The Company's principal sources of liquidity are product charges, investment income, proceeds from the maturing and sale of investments, and capital contributions. Primary uses of funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, contract maturities, withdrawals and surrenders.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. For a description of the Company's asset/liability management strategy, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC's statutory admitted assets as of the prior December 31 from one another. ILIAC also maintains a $125.0 revolving loan agreement with SunTrust Bank and a $100.0 revolving loan agreement with the Bank of New York. The Company had no outstanding balance under any of these facilities as of December 31, 2004 and 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

CAPITAL CONTRIBUTIONS AND DIVIDENDS

ILIAC did not receive capital contributions from its parent in 2004 and received $230.0 and $164.3 in capital contributions during 2003 and 2002, respectively.

ILIAC has entered into agreements with IICA under which ILIAC has agreed to cause IICA to have sufficient capital to meet certain capital and surplus levels. ILIAC did not make capital contributions to IICA in 2004, 2003, or 2002.

The Company's ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) 10% of statutory surplus at prior year end or (2) ILIAC's prior year statutory net gain from operations.

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay cash dividends to Lion in 2003 or 2002. However, on February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 dividend distribution.

SEPARATE ACCOUNTS

Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to certain minimum guarantees) under a contract, in shares of mutual funds which are managed by the Company or its affiliates, or other selected mutual funds not managed by the Company or its affiliates.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

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

Assets and liabilities of separate account arrangements that do not meet the criteria in Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," ("SOP 03-1") for presentation in the separate caption in the Consolidated Balance Sheets (primarily guaranteed interest options) and revenue and expenses related to such arrangements, are consolidated in the financial statements in the General Account. At December 31, 2004 and 2003, unrealized gains of $7.3 and $55.7, respectively, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2 and $154.3, respectively.

As of December 31, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:

                                                         PAYMENTS DUE BY PERIOD
                                     --------------------------------------------------------------
                                                   LESS THAN                             MORE THAN
CONTRACTUAL OBLIGATIONS                TOTAL        1 YEAR     1-3 YEARS     3-5 YEARS    5 YEARS
---------------------------------------------------------------------------------------------------
Operating Lease Obligations          $     48.0   $     16.7   $     29.5   $      1.8   $       --
Purchase Obligations                      778.2        778.2           --           --           --
Reserves for Insurance Obligations     28,754.6      3,187.9      5,660.3      4,554.9     15,351.5
---------------------------------------------------------------------------------------------------
Total                                $ 29,580.8   $  3,982.8   $  5,689.8   $  4,556.7   $ 15,351.5
===================================================================================================

Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through January 2009.

Purchase obligations consist primarily of commitments to purchase investments during 2005.

Reserves for insurance contract obligations consist of actuarially determined liabilities for the Company to meet its further obligations under its variable annuity, fixed annuity, and other investment and retirement products.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

REINSURANCE

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Consolidated Balance Sheets.

SECURITIES LENDING

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

REPURCHASE AGREEMENTS

The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Consolidated Balance Sheets. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreements was $1,274.3 and $1,644.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreements is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $1,057.4 and $1,519.3 at December 31, 2004 and 2003, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in borrowed money on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2004. The Company believes the counterparties to the dollar roll and repurchase agreements are financially responsible and that the counterparty risk is immaterial.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners' ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LIQUIDITY AND CAPITAL RESOURCES (continued)

for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that ILIAC has total adjusted capital above all required capital levels.

RECENTLY ADOPTED ACCOUNTING STANDARDS

(See Significant Accounting Policies in Notes to the Consolidated Financial Statements for further information.)

ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

The Company adopted SOP 03-1 on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements be consolidated with the respective lines in the Consolidated Statements of Operations. In addition, SOP 03-1 requires that additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractholders must be recognized on the Consolidated Balance Sheets separately from deferred acquisition costs and amortized as a component of benefits expense using methodologies and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 which resulted in the consolidation of the Separate Account supporting the guarantee option into the General Account and deferring, amortizing, and recognizing separately, sales inducements to contractholders. Requirements to establish additional liabilities for minimum guaranteed benefits are also applicable to the Company, however, the Company's policies on contract liabilities have historically been, and continue to be, in conformity with the newly established requirements. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company. The adoption of SOP 03-1 did not have a significant effect on the Company's financial position, results of operations, or cash flows.

In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting" (the "TPA").

The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in the testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. The adoption of the TPA did not have an impact on the Company's financial position, results of operations, or cash flows.

The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," concerning when it is appropriate to record an

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
RECENTLY ADOPTED ACCOUNTING STANDARDS (continued)

unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations, or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires that all share-based payments be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation."

The Company intends to early adopt the provisions of FAS 123R on January 1, 2005 using the modified-prospective method. The adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in the tax rates on long-term capital gains and corporate dividends, could impact the relative competitiveness of the Company's products, especially variable annuities. While sales of products do not appear to have been reduced to date, the long term effect of the Job and Growth Act of 2003 on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

The American Jobs Creation Act of 2004 allows tax-free distributions to be made from the Company's Policyholders' Surplus Account in 2005 and 2006. Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances. The deferred income was accumulated in the Policyholders' Surplus Account and is taxable only under conditions that management considers to be remote. Therefore, no federal income taxes have been provided on the accumulated balance of $17.2 as of December 31, 2004. Based on currently available information, the Company anticipates that the new law will permanently eliminate any potential tax on the accumulated balance of $17.2.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
LEGISLATIVE INITIATIVES (continued)

Other legislative proposals under consideration include repealing the estate tax, reducing the taxation on annuity benefits, changing the taxation of products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's products cannot be predicted.

Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

REGULATORY MATTERS

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

FUND REGULATORY ISSUES

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
REGULATORY MATTERS (continued)

not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

OTHER REGULATORY MATTERS

The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

For further discussion of the Company's regulatory matters, see "Risk Factors" in Part 1, Item 1 "Business."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

INTEREST RATE RISK

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company's primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. A key measure used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates.

To calculate duration related to annuities, the Company projects asset and liability cash flows under stochastic arbitrage free interest rate scenarios and calculates their net present value using LIBOR/swap spot rates. Duration is calculated by revaluing these cash flows given a small change in interest rates and determining the percentage change in the fair value. The cash flows used in this calculation include the expected coupon and principal payments on the assets and all benefit cash flows on the interest-sensitive liabilities. The projections include assumptions that reflect the effect of changing interest rates on the prepayment, lapse, leverage, and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate obligations, and fixed rate deferred and immediate annuities.

For further discussion of the Company's interest rate risks, see "Risk Factors" in Part 1, Item 1 "Business."

MARKET RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC/VOBA to be amortized in a given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC/VOBA amortization in a given period, potentially causing a material adverse deviation in the period's net income. Although an acceleration of DAC/VOBA amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position. For further discussion, see "Risk Factors" in Part 1, Item 1 "Business."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Report of Independent Registered Public Accounting Firm                                          33

Consolidated Financial Statements:

     Consolidated Statements of Operations for the years ended
       December 31, 2004, 2003 and 2002                                                          34

     Consolidated Balance Sheets as of December 31, 2004 and 2003                                35

     Consolidated Statements of Changes in Shareholder's Equity for the years ended
        December 31, 2004, 2003 and 2002                                                         36

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2004, 2003 (Restated) and 2002 (Restated)                                    37

Notes to Consolidated Financial Statements                                                       38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002. As discussed in the Note 14 to the financial statements, the Company restated certain amounts presented in the statements of cash flows related to its payables for securities purchased, short-term borrowings, and investment contracts for the years ended December 31, 2003 and 2002.

                                                       /s/ Ernst & Young LLP


Atlanta, Georgia
March 31, 2005

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)

                                                                    YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                              2004           2003            2002
                                                          ------------   ------------    ------------
Revenues:
   Net investment income                                  $      983.1   $      919.1    $      959.5
   Fee income                                                    455.7          395.8           423.9
   Premiums                                                       38.5           50.1            53.9
   Net realized capital gains (losses)                            25.2           64.5          (101.0)
                                                          ------------   ------------    ------------
            Total revenue                                      1,502.5        1,429.5         1,336.3
                                                          ------------   ------------    ------------
Benefits and expenses:
   Interest credited and other benefits
     to contractowners                                           739.4          723.4           707.3
   Operating expenses                                            394.0          383.9           361.4
   Amortization of deferred policy acquisition costs
     and value of business acquired                              127.4          106.5           181.5
                                                          ------------   ------------    ------------
            Total benefits and expenses                        1,260.8        1,213.8         1,250.2
                                                          ------------   ------------    ------------

Income before income taxes and cumulative effect of
   change in accounting principle                                241.7          215.7            86.1
Income tax expense                                                42.4           61.1            18.6
                                                          ------------   ------------    ------------
Income before cumulative effect of change
   in accounting principle                                       199.3          154.6            67.5
Cumulative effect of change in accounting principle,
   net of tax                                                       --             --        (2,412.1)
                                                          ------------   ------------    ------------
Net income (loss)                                         $      199.3   $      154.6    $   (2,344.6)
                                                          ============   ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
                                ASSETS:
Investments:
   Fixed maturities, available-for-sale, at fair value
     (amortized cost of $16,684.7 at 2004 and $15,455.0 at 2003)         $   17,151.3    $   16,049.7
   Equity securities, available-for-sale, at fair value
     (cost of $153.9 at 2004 and $146.5 at 2003)                                162.6           161.9
   Mortgage loans on real estate                                              1,090.2           754.5
   Policy loans                                                                 262.7           270.3
   Other investments                                                             57.0            53.6
   Securities pledged (amortized cost of $1,258.8 at 2004
     and $1,624.4 at 2003)                                                    1,274.3         1,644.8
                                                                         ------------    ------------
          Total investments                                                  19,998.1        18,934.8
Cash and cash equivalents                                                       187.3            57.8
Short-term investments under securities loan agreement                          219.5           123.9
Accrued investment income                                                       181.7           169.6
Notes receivable from affiliate                                                 175.0              --
Reinsurance recoverable                                                       2,902.7         2,953.2
Deferred policy acquisition costs                                               414.5           307.9
Value of business acquired                                                    1,365.2         1,415.4
Due from affiliates                                                              25.9            41.5
Other assets                                                                     59.6           206.2
Assets held in separate accounts                                             33,310.5        33,014.7
                                                                         ------------    ------------
          Total assets                                                   $   58,840.0    $   57,225.0
                                                                         ============    ============

                 LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims reserves                               $   20,886.4    $   19,276.6
   Due to affiliates                                                             49.4            92.4
   Payables for securities purchased                                             25.1             5.4
   Payables under securities loan agreement                                     219.5           123.9
   Borrowed money                                                             1,057.4         1,519.3
   Current income taxes                                                          82.6            85.6
   Deferred income taxes                                                        209.3           184.7
   Other liabilities                                                            275.6           276.5
   Liabilities related to separate accounts                                  33,310.5        33,014.7
                                                                         ------------    ------------
          Total liabilities                                                  56,115.8        54,579.1
                                                                         ------------    ------------
Shareholder's equity:
   Common stock (100,000 shares authorized; 55,000 shares issued and
     outstanding, $50.0 per share value)                                          2.8             2.8
   Additional paid-in capital                                                 4,576.5         4,646.5
   Accumulated other comprehensive income                                        67.1           116.0
   Retained earnings (deficit)                                               (1,922.2)       (2,119.4)
                                                                         ------------    ------------
          Total shareholder's equity                                          2,724.2         2,645.9
                                                                         ------------    ------------
             Total liabilities and shareholder's equity                  $   58,840.0    $   57,225.0
                                                                         ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (In Millions)

                                                                           ACCUMULATED
                                                            ADDITIONAL        OTHER          RETAINED         TOTAL
                                              COMMON          PAID-IN     COMPREHENSIVE      EARNINGS     SHAREHOLDER'S
                                               STOCK          CAPITAL         INCOME         (DEFICIT)        EQUITY
                                           ------------    ------------   -------------    ------------   -------------
Balance at December 31, 2001               $        2.8    $    4,292.4   $        55.8    $      103.3   $     4,454.3
   Comprehensive loss:
     Net loss                                        --              --              --        (2,344.6)       (2,344.6)
     Other comprehensive income,
          net of tax:
          Net unrealized gain on
            securities ($94.9 pretax)                --              --            61.7              --            61.7
                                                                                                          -------------
   Comprehensive loss                                                                                          (2,282.9)
                                                                                                          -------------
   Distribution of IA Holdco                         --           (27.4)             --           (32.7)          (60.1)
   Capital contributions                             --           164.3              --              --           164.3
   SERP -- transfer                                  --           (15.1)             --              --           (15.1)
   Other changes                                     --             2.3              --              --             2.3
                                           ------------    ------------   -------------    ------------   -------------
Balance at December 31, 2002                        2.8         4,416.5           117.5        (2,274.0)        2,262.8
   Comprehensive income:
     Net income                                      --              --              --           154.6           154.6
     Other comprehensive loss,
           net of tax:
     Net unrealized loss on
          securities (($2.4) pretax)                 --              --            (1.5)             --            (1.5)
                                                                                                          -------------
   Comprehensive income                                                                                           153.1
                                                                                                          -------------
   Capital contributions                             --           230.0              --              --           230.0
                                           ------------    ------------   -------------    ------------   -------------
Balance at December 31, 2003                        2.8         4,646.5           116.0        (2,119.4)        2,645.9
   Comprehensive income:
     Net income                                      --              --              --           199.3           199.3
     Other comprehensive loss,
           net of tax:
          Net unrealized loss on
            securities (($49.5) pretax)              --              --           (32.2)             --           (32.2)
          Minimum pension liability                  --              --           (16.7)             --           (16.7)
                                                                                                          -------------
   Comprehensive income                                                                                           150.4
                                                                                                          -------------
   Dividends paid                                    --           (70.0)             --              --           (70.0)
   Other                                             --              --              --            (2.1)           (2.1)
                                           ------------    ------------   -------------    ------------   -------------
Balance at December 31, 2004               $        2.8    $    4,576.5   $        67.1    $   (1,922.2)  $     2,724.2
                                           ============    ============   =============    ============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2004            2003            2002
                                                               ------------    ------------    ------------
                                                                                (Restated)      (Restated)
Cash Flows from Operating Activities:
Net income (loss)                                              $      199.3    $      154.6    $   (2,344.6)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Capitalization of deferred policy acquisition costs               (168.0)         (159.7)         (127.6)
   Amortization of deferred policy acquisition costs and
     value of business acquired                                       134.3           106.5           158.5
   Net accretion/decretion of discount/premium                        155.9           198.9           115.5
   Future policy benefits, claims reserves,
     and interest credited                                            620.4           705.9           953.7
   Impairment of goodwill                                                --              --         2,412.1
   Provision for deferred income taxes                                 41.0            22.1            23.6
   Net realized capital (gains) losses                                (25.1)          (64.5)          101.0
   Depreciation                                                        12.4            23.3            20.9
   Change in:
     Accrued investment income                                         (2.3)            1.3           (10.0)
     Reinsurance recoverable                                           50.5            33.3           172.7
     Accounts receivable and assets accruals                           18.2           (25.2)           (5.8)
     Due to/from affiliates                                           (32.8)           47.4             8.1
     Other payables and accruals                                       17.9            14.4           (82.8)
                                                               ------------    ------------    ------------
Net cash provided by operating activities                           1,021.7         1,058.3         1,395.3
                                                               ------------    ------------    ------------
Cash Flows from Investing Activities:
   Proceeds from the sale, maturity, or redemption of:
     Fixed maturities, available-for-sale                          26,791.8        29,977.9        26,315.3
     Equity securities, available-for-sale                             85.7           130.2            57.2
     Mortgage loans on real estate                                     71.0            16.3             2.0
   Acquisition of:
     Fixed maturities, available-for-sale                         (26,809.0)      (31,951.6)      (28,272.8)
     Equity securities, available-for-sale                            (81.6)          (34.8)          (81.8)
     Mortgage loans on real estate                                   (406.7)         (194.2)         (343.7)
   Increase in policy loans                                             7.6            26.0            32.7
   Purchases/sales of property and
     equipment, net                                                   (11.7)           (5.2)           (5.8)
   Change in other investments                                        (15.3)           (8.1)          (22.4)
   Loans to affiliates                                               (175.0)             --              --
                                                               ------------    ------------    ------------
Net cash used in investing activities                                (543.2)       (2,043.5)       (2,319.3)
                                                               ------------    ------------    ------------
Cash Flows from Financing Activities:
   Deposits for investment contracts                           $    2,089.9    $    2,296.6    $    1,349.1
   Maturities and withdrawals from investment contracts            (1,910.4)       (1,745.5)         (741.4)
   Short-term borrowings, net                                        (458.5)          196.5           299.7
   Dividends paid to Parent                                           (70.0)             --              --
   Capital contributions                                                 --           230.0              --
                                                               ------------    ------------    ------------
Net cash provided by (used in) financing activities                  (349.0)          977.6           907.4
                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                  129.5            (7.6)          (16.6)
Cash and cash equivalents, beginning of year                           57.8            65.4            82.0
                                                               ------------    ------------    ------------
Cash and cash equivalents, end of year                         $      187.3    $       57.8    $       65.4
                                                               ============    ============    ============
Supplemental cash flow information:
Income taxes paid, net                                         $        3.2    $       29.8    $        6.7
                                                               ============    ============    ============
Interest paid                                                  $       22.8    $       32.6    $       20.6
                                                               ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     ING Life Insurance and Annuity Company ("ILIAC"), a stock life insurance company domiciled in the state of Connecticut, and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA"), ING Financial Advisers, LLC ("IFA") and, through February 28, 2002, ING Investment Adviser Holding, Inc. ("IA Holdco"). Until March 30, 2003, ILIAC was a wholly-owned subsidiary of ING Retirement Holdings, Inc. ("HOLDCO"), which was a wholly-owned subsidiary of ING Retirement Services, Inc. ("IRSI"). Until March 30, 2003, IRSI was a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), which in turn was ultimately owned by ING Groep N.V. ("ING"). On March 30, 2003, a series of mergers occurred in the following order: IRSI merged into Lion and HOLDCO merged into Lion. As a result, ILIAC is now a direct, wholly-owned subsidiary of Lion, which in turn is an indirect, wholly-owned subsidiary of ING. ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

     DESCRIPTION OF BUSINESS

     The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations), and corporate markets. The Company's products generally are distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

     Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds, and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and that revenues and expenses related to such arrangements, be consolidated with the respective lines in the Consolidated Statements of Operations. In addition, the SOP requires that additional liabilities be established for certain guaranteed death and other benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners must be recognized on the Consolidated Balance Sheets separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs ("DAC").

     The Company evaluated all requirements of SOP 03-1 which resulted in the consolidation of the Separate Account supporting the guarantee option into the General Account. Requirements to establish additional liabilities for minimum guarantee benefits are applicable to the Company; however, the Company's policies on contract liabilities have historically been, and continue to be, in conformity with the newly established requirements. Requirements for recognition of additional liabilities for products with certain patterns of cost of insurance charges are not applicable to the Company. The adoption of SOP 03-1 had no significant effect on the Company's financial position, results of operations, or cash flows.

     In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA").

     The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. The adoption of the TPA did not have an impact on the Company's financial position, results of operations, or cash flows.

     The implementation of SOP 03-1 also raised questions regarding the interpretation of the requirements of Statement of Financial Accounting Standards ("FAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004 which did not have an impact on the Company's financial position, results of operations, or cash flows.

     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1 ("EITF-03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
     Step 2: Evaluate whether an impairment is other-than-temporary.
     Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" which delayed the EITF Issue No.
     03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other-than-temporary impairments are still to be recognized as required by existing guidance.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and are included in the Investments footnote.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Derivative Implementation Group ("DIG"), responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives:
     Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index may be determined to contain embedded derivatives that are required to be bifurcated from the host instrument. The required date of adoption of DIG B36 for the Company was October 1, 2003. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.

     VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is required to consolidate and those VIEs it is not required to consolidate but in which it has a significant variable interest.

     The Company holds investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair value of $8,489.3 as of December 31, 2004. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company's financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2004 of $8,396.1 represents the maximum exposure to loss except for those structures for which the Company also receives asset management fees.

     GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its guarantees are excluded from the scope of this interpretation.

     GOODWILL IMPAIRMENT

     During 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets." The adoption of this standard resulted in the recognition of an impairment loss of $2,412.1, net of taxes of $1,298.8, related to prior acquisitions, recorded retroactive to the first quarter of 2002. Prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the December 31, 2002 Consolidated Statement of Operations.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

     The modified-prospective method recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. The modified-retrospective method, entities are allowed to restate prior periods by recognizing the compensation cost in the amount previously reported in the pro forma footnote disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation."

     The Company intends to early adopt the provisions of FAS 123R on January 1, 2005 using the modified-prospective method. The adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior years financial information to conform to the current year presentation, including a reclassification in the amount of $9.2, net of tax, from retained earnings to accumulated other comprehensive income as of December 31, 2001 (see footnote 14).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

     INVESTMENTS

     All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     are included directly in shareholder's equity, after adjustment for related changes in deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and deferred income taxes.

     OTHER-THAN-TEMPORARY IMPAIRMENTS

     The Company analyzes the General Account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of time and the extent to which fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

     In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under Issue No. EITF 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

     When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

     EXPERIENCE-RATED PRODUCTS

     Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest guarantees. Unamortized realized gains and losses on the sale of and unrealized capital gains and losses on investments supporting these products are included in future policy benefits and claims reserves on the Consolidated Balance Sheets. Realized capital gains and losses on all other investments are reflected in the Consolidated Statements of Operations. Unrealized capital gains and losses on all other investments are reflected in shareholder's equity, net of related income taxes.

     PURCHASES AND SALES

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     VALUATION

     Fair values for fixed maturities are obtained from independent pricing services or broker/dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

     Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

     Policy loans are carried at unpaid principal balances.

     Short-term investments, consisting primarily of money market instruments and other fixed maturities issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

     SECURITIES LENDING

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

     REPURCHASE AGREEMENTS

     The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Consolidated Balance Sheets.

     DERIVATIVES

     The Company's use of derivatives is limited mainly to hedging purposes. However, these derivatives are not accounted for using hedge accounting treatment under FAS No. 133 and the Company does not seek hedge accounting treatment. The Company enters into interest rate, equity market, and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price or cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses. Derivatives are included in other investments on the Consolidated Balance Sheets.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     The Company also has investments in certain fixed maturity instruments and has retail annuity products that contain embedded derivatives, including those whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Changes in the fair value of embedded derivatives are recorded in net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives are included in fixed maturities.

     DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

     VOBA represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

     The amortization methodology used for DAC and VOBA varies by product type. FAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

     FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

     Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

     Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking"), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

     RESERVES

     The Company establishes and carries actuarially determined reserve liabilities which are calculated to meet its future obligations. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.

     Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 1.5% to 11.9% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. These reserves also include unrealized gains/losses related to investments and unamortized realized gains/losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractholders, plan participants, and the Company.

     Reserves for immediate annuities with life contingent benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 4.9% to 9.5% for all years presented.

     Because the sale of the domestic individual life insurance business on October 1, 1998 was substantially in the form of an indemnity reinsurance agreement, the Company includes an amount in reinsurance recoverable on the Consolidated Balance Sheet, which approximates the Company's total individual life reserves. See Note 11 to the Consolidated Balance Sheets.

     Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

     SALES INDUCEMENTS

     Sales inducements represent benefits paid to contractowners that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately and included in Other Assets on the Consolidated Balance Sheet in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Consolidated Balance Sheet. Beginning in 2004, sales inducements are amortized as a component of interest credited and other benefits to contractowners using methodologies and assumptions consistent with those used for amortization of DAC.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     REVENUE RECOGNITION

     For most annuity contracts, fee income for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed against contractowners. Other amounts received for these contracts are reflected as deposits and are not recorded as premiums or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits on the Consolidated Statements of Operations. Premiums on the Consolidated Statements of Operations primarily represent amounts received for immediate annuities with life contingencies.

     SEPARATE ACCOUNTS

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

     Separate Account assets supporting variable options under annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company or its affiliates, or other selected mutual funds not managed by the Company or its affiliates.

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

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for presentation in the separate caption in the Consolidated Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2004 and 2003, unrealized gains of $7.3 and $55.7, respectively, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

     REINSURANCE

     The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Consolidated Balance Sheets. Of the reinsurance recoverable on the Consolidated

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Balance Sheets, $2.9 billion and $3.0 billion at December 31, 2004 and 2003, respectively, is related to the reinsurance recoverable from Lincoln National Corporation ("Lincoln") arising from the sale of the Company's domestic life insurance business in 1998 (See Note 11).

     INCOME TAXES

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

2.   INVESTMENTS

     Fixed maturities and equity securities available-for-sale as of December 31, 2004, were as follows:

                                                                        GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                         COST           GAINS         LOSSES          VALUE
     ---------------------------------------------------------------------------------------------------------
     Fixed maturities:
     U.S. government and government
        agencies and authorities                     $      197.3   $        0.9   $        0.9   $      197.3
     States, municipalities and political
        subdivisions                                         32.1            0.2            0.9           31.4
     U.S. corporate securities:
          Public utilities                                1,207.6           50.0            5.0        1,252.6
          Other corporate securities                      5,846.5          275.0           25.4        6,096.1
     ---------------------------------------------------------------------------------------------------------
        Total U.S. corporate securities                   7,054.1          325.0           30.4        7,348.7
     ---------------------------------------------------------------------------------------------------------

     Foreign securities:
          Government                                        660.2           33.9            3.1          691.0
          Other                                           1,656.4           78.4            6.1        1,728.7
     ---------------------------------------------------------------------------------------------------------
        Total foreign securities                          2,316.6          112.3            9.2        2,419.7
     ---------------------------------------------------------------------------------------------------------

     Residential mortgage-backed securities               5,497.6           65.6           58.2        5,505.0
     Commercial mortgage-backed securities                1,491.2           73.2            4.4        1,560.0
     Other asset-backed securities                        1,354.6           22.6           13.7        1,363.5
     ---------------------------------------------------------------------------------------------------------

     Total fixed maturities, including
        fixed maturities pledged                         17,943.5          599.8          117.7       18,425.6

     Less: fixed maturities pledged to creditors          1,258.8           18.0            2.5        1,274.3
     ---------------------------------------------------------------------------------------------------------

     Fixed maturities                                    16,684.7          581.8          115.2       17,151.3
     Equity securities                                      153.9            9.2            0.5          162.6
     ---------------------------------------------------------------------------------------------------------
     Total investments available-for-sale            $   16,838.6   $      591.0   $      115.7   $   17,313.9
     =========================================================================================================

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

2.   INVESTMENTS (continued)

     Fixed maturities and equity securities available-for-sale as of December 31, 2003, were as follows:

                                                                        GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                         COST           GAINS         LOSSES          VALUE
     ---------------------------------------------------------------------------------------------------------
     Fixed maturities:
     U.S. government and government
        agencies and authorities                     $      350.0   $        1.7   $        0.3   $      351.4
     States, municipalities and political
        subdivisions                                          2.1            0.1             --            2.2
     U.S. corporate securities:
          Public utilities                                  970.7           48.9           11.4        1,008.2
          Other corporate securities                      5,568.1          327.9           29.1        5,866.9
     ---------------------------------------------------------------------------------------------------------
        Total U.S. corporate securities                   6,538.8          376.8           40.5        6,875.1
     ---------------------------------------------------------------------------------------------------------

     Foreign securities:
          Government                                        605.2           33.7            2.8          636.1
          Other                                           1,364.7           74.5           11.0        1,428.2
     ---------------------------------------------------------------------------------------------------------
        Total foreign securities                          1,969.9          108.2           13.8        2,064.3
     ---------------------------------------------------------------------------------------------------------

     Residential mortgage-backed securities               5,903.7           91.8           35.1        5,960.4
     Commercial mortgage-backed securities                1,278.5          105.0            3.3        1,380.2
     Other asset-backed securities                        1,036.4           34.0            9.5        1,060.9
     ---------------------------------------------------------------------------------------------------------

     Total fixed maturities, including
        fixed maturities pledged to creditors            17,079.4          717.6          102.5       17,694.5

     Less: fixed maturities pledged to creditors          1,624.4           23.8            3.4        1,644.8
     ---------------------------------------------------------------------------------------------------------

     Fixed maturities                                    15,455.0          693.8           99.1       16,049.7
     Equity securities                                      146.5           15.5            0.1          161.9
     ---------------------------------------------------------------------------------------------------------
     Total investments available-for-sale            $   15,601.5   $      709.3   $       99.2   $   16,211.6
     =========================================================================================================

     At December 31, 2004 and 2003, net unrealized appreciation of $490.8 and $630.5, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities, included $357.5 and $491.5, respectively, related to experience-rated contracts, which were not reflected in shareholder's equity but in future policy benefits and claim reserves.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

2.   INVESTMENTS (continued)

     The aggregate unrealized losses and related fair values of investments with unrealized losses as of December 31, 2004, are shown below by duration:

                                                        UNREALIZED        FAIR
                                                           LOSS           VALUE
     -----------------------------------------------------------------------------
     Duration category:
        Less than six months below amortized cost      $       37.7   $    3,319.0
        More than six months and less than
          twelve months below cost                             34.9        1,795.0
        More than twelve months below amortized cost           45.6          960.5
     -----------------------------------------------------------------------------
        Total investments available-for-sale           $      118.2   $    6,074.5
     =============================================================================

     Of the unrealized losses, less than 6 months in duration of $37.7, there were $9.5 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $28.2, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $1,746.2.

     Of the unrealized losses, more than 6 months and less than 12 months in duration, of $34.9, there were $16.4 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $18.5, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $829.2.

     An analysis of the unrealized losses, more than 12 months in duration, of $45.6 follows. There were $15.9 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining unrealized losses of $29.7, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities which did not have an adverse change in cash flows for which the carrying amount was $505.6.

     The amortized cost and fair value of total fixed maturities for the year ended December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                         AMORTIZED        FAIR
                                                           COST           VALUE
     -----------------------------------------------------------------------------
     Due to mature:
        One year or less                               $      395.8   $      400.0
        After one year through five years                   3,650.0        3,727.4
        After five years through ten years                  3,128.8        3,256.4
        After ten years                                     2,425.5        2,613.3
        Mortgage-backed securities                          6,988.8        7,065.0
        Other asset-backed securities                       1,354.6        1,363.5
     Less: fixed maturities pledged to creditors            1,258.8        1,274.3
     -----------------------------------------------------------------------------
     Fixed maturities                                  $   16,684.7   $   17,151.3
     =============================================================================

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

2.   INVESTMENTS (continued)

     At December 31, 2004 and 2003, fixed maturities with carrying values of $10.9 and $11.2, respectively, were on deposit as required by regulatory authorities.

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004 or 2003.

     The Company has various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 2004 and 2003, approximately 4.1% and 2.8%, respectively, of the Company's CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs (such as interest-only or principal-only strips).

     The Company enters into dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase its return on investments and improve liquidity. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreements was $1,274.3 and $1,644.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreements is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $1,057.4 and $1,519.3 at December 31, 2004 and 2003, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in borrowed money on the Consolidated Balance Sheets.

     IMPAIRMENTS

     The following table identifies the Company's other-than-temporary impairments by type as of December 31:

                                                2004                      2003                      2002
                                      -----------------------   -----------------------   -----------------------
                                                     NO. OF                    NO. OF                    NO. OF
                                      IMPAIRMENT   SECURITIES   IMPAIRMENT   SECURITIES   IMPAIRMENT   SECURITIES
     ------------------------------------------------------------------------------------------------------------
     U.S. Corporate                   $       --           --   $      6.2            4   $      0.1            2
     Residential mortgage-backed            13.5           53         88.2           83         40.0           33
     Limited partnership                      --           --          2.0            1
     Equities                                 --           --           --            2          0.1            2
     ------------------------------------------------------------------------------------------------------------
     Total                            $     13.5           53   $     96.4           90   $     40.2           37
     ============================================================================================================

     The remaining fair value of the fixed maturities with other-than-temporary impairments at December 31, 2004 and 2003 is $125.0 and $123.1, respectively.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

2.   INVESTMENTS (continued)

     NET INVESTMENT INCOME

     Sources of net investment income were as follows:

                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                           2004              2003              2002
     -----------------------------------------------------------------------------------
     Fixed maturities                 $        980.5    $        946.2    $        964.1
     Preferred stock                              --               9.9               3.9
     Mortgage loans on real estate              56.0              42.7              23.3
     Policy loans                                8.1               9.0               8.7
     Cash equivalents                            2.4               1.7               1.7
     Other                                      (2.1)             (1.0)             23.4
     -----------------------------------------------------------------------------------
     Gross investment income                 1,044.9           1,008.5           1,025.1
     Less: investment expenses                  61.8              89.4              65.6
     -----------------------------------------------------------------------------------
     Net investment income            $        983.1    $        919.1    $        959.5
     ===================================================================================

     NET REALIZED CAPITAL GAINS AND LOSSES

     Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to impairment of investments. Net realized capital gains (losses) on investments were as follows:

                                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               2004             2003             2002
     -----------------------------------------------------------------------------------------------------
     Fixed maturities                                     $         24.7   $         63.9   $        (97.5)
     Equity securities                                               0.5              0.6             (3.5)
     -----------------------------------------------------------------------------------------------------
     Pretax net realized capital gains (losses)           $         25.2   $         64.5   $       (101.0)
     =====================================================================================================
     After-tax net realized capital gains (losses)        $         16.4   $         41.9   $        (65.7)
     =====================================================================================================

     Net realized capital gains allocated to experience-rated contracts of $42.0, $43.9, and $63.6 for the years ended December 31, 2004, 2003 and 2002, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized gains (losses) allocated to experienced-rated contractholders were $233.4, $213.7, and $199.3 at December 31, 2004, 2003 and 2002, respectively.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

2.   INVESTMENTS (continued)

     Proceeds from the sale of fixed maturities and equity securities and the related gross gains and losses, excluding those related to experience-related contractholders, were as follows:

                                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               2004             2003             2002
     -----------------------------------------------------------------------------------------------------
     Proceeds on sales                                    $     10,236.3  $     12,812.5   $     13,265.2
     Gross gains                                                   146.9            291.9            276.7
     Gross losses                                                   70.9            228.0            374.2

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (net unrealized capital gains and losses on securities, including securities pledged excluding those related to experience-rated contractholders) were as follows:

                                                            YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                               2004              2003              2002
     -------------------------------------------------------------------------------------------------------
     Fixed maturities                                     $         16.1    $        (54.3)   $        104.8
     Equity securities                                              (5.7)             17.9              (1.6)
     Sales inducements                                              (0.1)               --                --
     Other                                                         (59.8)             34.0              (8.3)
     -------------------------------------------------------------------------------------------------------
        Subtotal                                                   (49.5)             (2.4)             94.9
     Less: (Increase) decrease in deferred income taxes            (17.3)             (0.9)             33.2
     -------------------------------------------------------------------------------------------------------
     Net increase (decrease) in accumulated other
       comprehensive (loss) income                        $        (32.2)   $         (1.5)   $         61.7
     =======================================================================================================

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

     FAS No. 107 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

3.   FINANCIAL INSTRUMENTS (continued)

     The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

     FIXED MATURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

     EQUITY SECURITIES: Fair values of these securities are based upon quoted market price.

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

     ASSETS HELD IN SEPARATE ACCOUNTS: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

     INVESTMENT CONTRACT LIABILITIES (INCLUDED IN FUTURE POLICY BENEFITS AND CLAIM RESERVES):

        WITH A FIXED MATURITY: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

        WITHOUT A FIXED MATURITY: Fair value is estimated as the amount payable to the contractowners upon demand. However, the Company has the right under such contracts to delay payment of withdrawals which may ultimately result in paying an amount different than that determined to be payable on demand.

     LIABILITIES RELATED TO SEPARATE ACCOUNTS: The carrying amounts for these liabilities approximate their fair value.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

3.   FINANCIAL INSTRUMENTS (continued)

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

                                                              2004                          2003
                                                  ---------------------------   ---------------------------
                                                    CARRYING       FAIR           CARRYING         FAIR
                                                     VALUE         VALUE            VALUE         VALUE
     ------------------------------------------------------------------------------------------------------
     Assets:
       Fixed maturity securities, including
         securities pledged                       $   18,425.6   $   18,425.6   $   17,694.5   $   17,694.5
       Equity securities                                 162.6          162.6          161.9          161.9
       Mortgage loans on real estate                   1,090.2        1,119.8          754.5          798.5
       Policy loans                                      262.7          262.7          270.3          270.3
       Cash and cash equivalents                         187.3          187.3           57.8           57.8
       Assets held in Separate Accounts               33,310.5       33,310.5       33,014.7       33,014.7
     Liabilities:
       Investment contract liabilities:
         With a fixed maturity                         2,106.0        2,028.2        2,282.9        2,259.4
         Without a fixed maturity                     13,884.9       13,845.6       12,936.9       12,892.0
       Liabilities related to Separate Accounts       33,310.5       33,310.5       33,014.7       33,014.7

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     INTEREST RATE FLOORS

     Interest rate floors are used to manage the interest rate risk in the Company's bond portfolio. Interest rate floors are purchased contracts that provide the Company with an annuity in a declining interest rate environment. The Company had no open interest rate floors at December 31, 2004 or 2003.

     INTEREST RATE CAPS

     Interest rate caps are used to manage the interest rate risk in the Company's bond portfolio. Interest rate caps are purchased contracts that provide the Company with an annuity in an increasing interest rate environment. The notional amount, carrying value and estimated fair value of the Company's open interest rate caps as of December 31, 2004 were $527.8, $5.9, and $5.9, respectively. The notional amount,

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

3.   FINANCIAL INSTRUMENTS (continued)

     carrying value and estimated fair value of the Company's open interest rate caps as of December 31, 2003 were $739.6, $8.2, and $8.2, respectively.

     INTEREST RATE SWAPS

     Interest rate swaps are used to manage the interest rate risk in the Company's bond portfolio and well as the Company's liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2004 were $1,766.0, $2.1, and $2.1, respectively. The notional amount, carrying value and estimated fair value of the Company's open interest rate swaps as of December 31, 2003 were $950.0, $(14.4), and $(14.4), respectively.

     FOREIGN EXCHANGE SWAPS

     Foreign exchange swaps are used to reduce the risk of a change in the value, yield, or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for US dollar cash flows at regular interim periods, typically quarterly or semi-annually. The notional amount, carrying value, and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2004 were $126.5, $(28.4), and $(28.4), respectively. The notional amount, carrying value and estimated fair value of the Company's open foreign exchange rate swaps as of December 31, 2003 were $78.1, $(12.8), and $(12.8), respectively.

4.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Activity for the year-ended December 31, 2004, 2003 and 2002 within VOBA was as follows:

     Balance at December 31, 2001                                   $    1,601.8
     Adjustment for unrealized gain (loss)                                 (21.9)
     Additions                                                              25.0
     Interest accrued at 7%                                                 86.8
     Amortization                                                         (253.3)
     ---------------------------------------------------------------------------
     Balance at December 31, 2002                                        1,438.4
     Adjustment for unrealized gain (loss)                                   6.2
     Additions                                                              59.1
     Interest accrued at 7%                                                 92.2
     Amortization                                                         (180.5)
     ---------------------------------------------------------------------------
     Balance at December 31, 2003                                        1,415.4
     Adjustment for unrealized gain (loss)                                   7.9
     Additions                                                              50.1
     Interest accrued at 6%                                                 92.3
     Amortization                                                         (200.5)
     ---------------------------------------------------------------------------
     Balance at December 31, 2004                                   $    1,365.2
     ===========================================================================

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

4.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
     (continued)

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $112.2, $105.8, $97.4, $92.4, and $90.6 for the years
     2005, 2006, 2007, 2008 and 2009, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     During 2004, VOBA amortization increased principally due to higher actual gross profits, a result of the margins earned on higher fixed and variable assets and fewer other-than-temporary impairments. Also, surrenders increased, which resulted in higher amortization for certain business.

     During 2003 the Company reset long-term assumptions for the Separate Account returns from 9.0% to 8.5% (gross before fund management fees and mortality, expense, and other policy charges), reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was primarily driven by improved market performance compared to expected during 2003. For the year ended December 31, 2003, the Company recorded a deceleration of DAC/VOBA amortization totaling $3.7 before tax, or $2.4, net of $1.3 of federal income tax expense.

     As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term return assumptions for the Separate Account returns to 9.0% (gross before fund management fees and mortality, expense, and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $45.6 before tax, or $29.7, net of $15.9 of federal income tax benefit.

5.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

     The Company's ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) 10% of statutory surplus at prior year end or (2) ILIAC's prior year statutory net gain from operations.

     ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay cash dividends to Lion in 2003 or 2002. However, on February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 dividend distribution. ILIAC did not receive capital contributions from its parent in 2004 and received $230.0 and $164.3 in capital contributions during 2003 and 2002, respectively.

     The Insurance Department of the State of Connecticut (the "Department") recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income
     (loss) was $217.2, $67.5, and $148.8 for the years ended December 31, 2004, 2003, and 2002, respectively. Statutory capital and surplus was $1,344.5 and $1,230.7 as of December 31, 2004 and 2003, respectively.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

5.   DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY
     (continued)

     As of December 31, 2004, the Company did not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

6.   Additional Insurance Benefits and Minimum Guarantees

     Under SOP 03-1, the Company calculates an additional liability ("SOP reserves") for certain guaranteed minimum death benefits ("GMDBs") in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

     The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

     As of December 31, 2004, the Separate Account liability subject to SOP 03-1 for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees was $4,396.0 and $0.7, respectively.

     The aggregate fair value of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2004 was $4,396.0.

7.   INCOME TAXES

     ILIAC files a consolidated federal income tax return with its subsidiary, IICA. ILIAC has a federal tax allocation agreement with IICA whereby ILIAC charges its subsidiary for federal taxes it would have incurred were it not a member of the consolidated group and credits IICA for losses at the statutory federal tax rate.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

7.   INCOME TAXES (continued)

     Income taxes (benefits) from continuing operations consist of the following:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2004            2003            2002
     --------------------------------------------------------------------------------------------
     Current tax (benefit) expense:
       Federal                                       $       (3.8)   $       37.9    $       40.4
       State                                                   --             1.1             1.8
     --------------------------------------------------------------------------------------------
            Total current tax (benefit) expense              (3.8)           39.0            42.2
     --------------------------------------------------------------------------------------------
     Deferred tax expense (benefit):
       Federal                                               46.2            22.1           (23.6)
     --------------------------------------------------------------------------------------------
            Total deferred tax expense (benefit)             46.2            22.1           (23.6)
     --------------------------------------------------------------------------------------------
            Total income tax expense                 $       42.4    $       61.1    $       18.6
     ============================================================================================

     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2004            2003            2002
     --------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
       effect of change in accounting principle      $      241.7    $      215.7    $       86.1
     Tax rate                                                  35%             35%             35%
     --------------------------------------------------------------------------------------------
     Income tax at federal statutory rate                    84.6            75.5            30.1
     Tax effect of:
       State income tax, net of federal benefit                 -             0.7             1.2
       Dividends received deduction                          (9.6)          (14.0)           (5.3)
       IRS audit settlement                                 (33.0)
       Transfer of mutual fund shares                           -               -            (6.7)
       Other, net                                             0.4            (1.1)           (0.7)
     --------------------------------------------------------------------------------------------
     Income tax expense                              $       42.4    $       61.1    $       18.6
     ============================================================================================

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

7.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                        2004            2003
     -------------------------------------------------------------------------------------------
     Deferred tax assets:
         Insurance reserves                                         $      286.4    $      263.7
         Unrealized gains allocable to experience-rated contracts          125.1           172.0
         Investments                                                          --            69.7
         Postemployment benefits                                            60.5            30.2
         Compensation                                                       35.5            56.0
         Other, net                                                         23.4            19.7
     -------------------------------------------------------------------------------------------
     Total gross assets                                                    530.9           611.3
     -------------------------------------------------------------------------------------------
     Deferred tax liabilities:
         Value of business acquired                                        477.8           495.4
         Net unrealized capital gains                                      161.3           236.4
         Deferred policy acquisition costs                                  91.3            59.2
         Other, net                                                          9.8             5.0
     -------------------------------------------------------------------------------------------
     Total gross liabilities                                               740.2           796.0
     -------------------------------------------------------------------------------------------
     Net deferred tax liability                                     $      209.3    $      184.7
     ===========================================================================================

     Net unrealized capital gains and losses are presented as a component of Other Comprehensive Income in shareholder's equity, net of deferred taxes.

     Under prior law, the Company was allowed to defer from taxation a portion of income. The deferred income was accumulated in the Policyholders' Surplus Account and only becomes taxable under certain conditions, which management believes to be remote. Furthermore, the American Jobs Creation Act of 2004 allows certain tax-free distributions from the Policyholders' Surplus Account during 2005 and 2006. Therefore, based on currently available information, no federal income taxes have been provided on the Policyholders' Surplus Account accumulated balance of $17.2 million.

     Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. No valuation allowance has been established at this time, as management believes the above conditions presently do not exist.

     The Company establishes reserves for probable proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments. The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company for all years through the December 13, 2000 short period. The tax benefit associated with the settlement of the most recent audit is included in the 2004 financial statements. The Service has commenced its examination for the tax years ended December 31, 2000 and 2001. Additionally, various state tax audits are in process.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

8.   BENEFIT PLANS

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

     The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in the Retirement Plan were $19.0 for 2004, $15.1 for 2003, and $6.4 for 2002, respectively.

     DEFINED CONTRIBUTION PLAN

     ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salesmen who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan ("ESOP") component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges of operations of the Company for the Savings Plan were $8.0, $7.1 and $7.1 in 2004, 2003, and 2002, respectively.

     OTHER BENEFIT PLANS

     The Company also sponsors a tax-qualified profit sharing plan for Career Agents that is intended to satisfy the requirements of Code Section 401(K).

     In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees; defined benefit pension plans for insurance salesmen who have entered into a career agent agreement and certain other individuals; and health care and life insurance benefits to retired employees and their eligible dependents. The supplemental retirement plan and defined benefit pension plan are non-qualified defined benefit pension plans, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The defined benefit plan for salesmen was terminated effective January 1, 2002, and all benefit accruals ceased. The life insurance plan

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

8.   BENEFIT PLANS (continued)

     provides a flat amount of noncontributory coverage and optional contributory coverage. The benefit charges allocated to the Company related to all of these plans for the years ended December 31, 2004, 2003, and 2002, were not significant.

9.   RELATED PARTY TRANSACTIONS

     OPERATING AGREEMENTS

     ILIAC has certain agreements whereby it incurs expenses with affiliated entities. The agreements are as follows:

     - Investment advisory agreement with ING Investment Management LLC ("IIM"), in which IIM provides asset management and accounting services. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2004, 2003, and 2002, expenses were incurred in the amounts of $58.8, $53.8, and $46.5, respectively.

     - Services agreement between the Company and its affiliates effective January 2001, and amended effective January 1, 2002. For the years ended December 31, 2004, 2003, and 2002, net expenses related to the agreement where incurred in the amount of $8.6, $19.2, and $13.4, respectively.

     - Expense sharing agreement with ING North America Insurance Corporation, Inc., dated as of January 1, 2001, as amended effective January 1, 2002, for administrative, management, financial, and information technology services. For the years ended December 31, 2004, 2003, and 2002, expenses were incurred in the amounts of $132.9, $136.4, and $126.0, respectively.

     Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods.

     INVESTMENT ADVISORY AND OTHER FEES

     ILIAC serves as investment advisor to certain variable funds used in Company products (collectively, the "Company Funds"). The Company Funds pay ILIAC, as investment advisor, a daily fee which, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC are subadvised by investment advisors, in which case ILIAC pays a subadvisory fee to the investment advisors, which may include affiliates. ILIAC is also compensated by the Separate Accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the Separate Accounts pay ILIAC a daily fee, which, on an annual basis is, depending on the product, up to 3.4% of their average daily net assets. The amount of compensation and fees received from affiliated mutual funds and separate accounts, amounted to $209.2, $201.4 (excludes fees paid to Aeltus Investment Management, Inc., now known as ING Investment Management LLP ("Aeltus")), and $391.8 (includes fees paid to Aeltus through February 28, 2002, when IA Holdco, Aeltus' parent, ceased to be a subsidiary of ILIAC) in 2004, 2003, and 2002, respectively.

     RECIPROCAL LOAN AGREEMENT

     ILIAC maintains a reciprocal loan agreement with ING AIH, an indirect wholly-owned subsidiary of ING and affiliate to ILIAC, to facilitate the handling of unusual and/or unanticipated short-term cash

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

9.   RELATED PARTY TRANSACTIONS (continued)

     requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, ILIAC and ING AIH can borrow up to 3% of ILIAC's statutory admitted assets as of the preceding December 31 from one another. Interest on any ILIAC borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.2, 0.1, and $0.1, for the years ended December 31, 2004, 2003, and 2002, respectively, and earned interest income of $1.3, $0.9, and $2.1 for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, respectively, ILIAC had a $25.0 and $41.4 receivable from ING AIH under this agreement.

     NOTES FROM AFFILIATE

     On December 29, 2004, ING USA Annuity and Life Insurance Company ("ING USA") issued surplus notes in the aggregate principal amount of $400.0 (the "Notes") scheduled to mature on December 29, 2034, to its affiliates, ILIAC, ReliaStar Life Insurance Company ("ReliaStar Life"), and Security Life of Denver International Limited ("SLDI"), in an offering that was exempt from the registration requirements of the Securities Act of 1933. The Company's $175.0 Notes Receivable from ING USA bears interest at a rate of 6.257% per year. Any payment of principal and/or interest is subject to the prior approval of the Insurance Commissioner of the state of Iowa. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005.

     TAX SHARING AGREEMENTS

     ILIAC has a federal tax sharing agreement with IICA, whereby ILIAC charges its subsidiary for federal taxes it would have incurred were it not a member of the consolidated group and credits the member for losses at the statutory federal tax rate.

     ILIAC has also entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined, or unitary basis.

     CAPITAL TRANSACTIONS AND DIVIDENDS

     In 2004, ILIAC did not receive any capital contributions. In 2003, ILIAC received $230.0 in cash capital contributions from Lion. In addition, ILIAC received capital contributions in the form of investments in affiliated mutual funds of $164.3 from HOLDCO.

     ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay any cash dividends to Lion in 2003 or 2002. However, on February 28, 2002, ILIAC contributed 100% of the stock of IA Holdco to HOLDCO in the form of a $60.1 dividend distribution.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

10.  FINANCING AGREEMENTS

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to (1) the cost of funds for the Bank for the period applicable for the advance plus .225% or (2) a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the Company did not have any balances payable to the Bank.

     The Company also maintains a perpetual revolving loan agreement with Bank of New York ("BONY"). Under this agreement, the Company can borrow up to $100.0 from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to (1) the cost of funds for BONY for the period applicable for the advance plus .35% or (2) a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2004, 2003, and 2002. At December 31, 2004 and 2003, the Company did not have any balances payable to BONY.

     Also see Reciprocal Loan Agreement in Note 9.

11.  REINSURANCE

     At December 31, 2004, the Company had reinsurance treaties with six unaffiliated reinsurers and one affiliated reinsurer covering a significant portion of the mortality risks and guaranteed death and living benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

     On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1.0 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to contractowners.

     Effective January 1, 1998, 90% of the mortality risk on substantially all individual universal life product business written from June 1, 1991 through October 31, 1997 was reinsured externally. Beginning November 1, 1997, 90% of new business written on these products was reinsured externally. Effective October 1, 1998 this agreement was assigned from the third party reinsurer to Lincoln.

     Effective December 31, 1988, the Company entered into a modified coinsurance reinsurance agreement ("MODCO") with Aetna Life Insurance Company ("Aetna Life"), (formerly an affiliate of the Company), in which substantially all of the nonparticipating individual life and annuity business written by Aetna Life prior to 1981 was assumed by the Company. Effective January 1, 1997, this agreement was amended to transition (based on underlying investment rollover in Aetna Life) from a modified coinsurance arrangement to a coinsurance agreement. As a result of this change, reserves were ceded to the Company from Aetna Life as investment rollover occurred. Effective October 1, 1998, this agreement was fully transitioned to a coinsurance arrangement and this business along with the Company's direct individual life insurance business, with the exception of certain supplemental contracts with reserves of $61.1 and $63.8 as of December 31, 2004 and 2003, respectively, was sold to Lincoln.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

11.  REINSURANCE (continued)

     On December 16, 1988, the Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $19.3 and $20.4 were maintained for this contract as of December 31, 2004 and 2003, respectively.

     The effect of reinsurance on premiums and recoveries for the years ended December 31, 2004, 2003 and 2002, were as follows:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2004            2003            2002
     --------------------------------------------------------------------------------------------
     Direct premiums                                 $       39.0    $       51.1    $       55.9
     Reinsurance assumed                                       --             0.1              --
     Reinsurance ceded                                       (0.5)           (1.1)           (2.0)
     --------------------------------------------------------------------------------------------
     Net premiums                                    $       38.5    $       50.1    $       53.9
     ============================================================================================

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES

     The Company leases its office space and certain other equipment under operating leases that expire through 2009.

     For the years ended December 31, 2004, 2003, and 2002, rent expense for leases was $18.1, $20.8 and $18.1, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2005 through 2009 are estimated to be $16.7, $15.4, $14.0, $1.3, and $0.5, respectively, and $0.1 thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments of $778.2 with an estimated fair value of $778.2.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

12.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     LITIGATION

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

     REGULATORY MATTERS

     As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

     FUND REGULATORY ISSUES

     Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

     In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

     The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

     An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

12.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

     ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.- based operations, including the Company.

     OTHER REGULATORY MATTERS

     The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

     These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

     In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

13.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income for the years ended December 31, 2004 and 2003 were as follows:

                                                                       AS OF           AS OF
                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2004           2003
     -------------------------------------------------------------------------------------------
     Net unrealized capital gains (losses):
       Fixed maturities                                             $      124.6    $      108.5
       Equity securities                                                     8.7            14.4
       Sales inducements                                                    (0.1)              -
       Other                                                                (8.2)           51.6
     -------------------------------------------------------------------------------------------
         Subtotal                                                          125.0           174.5
     Less: Deferred income taxes                                            41.2            58.5
     -------------------------------------------------------------------------------------------
     Net unrealized capital gains                                           83.8           116.0
     Minimum pension liability                                             (16.7)             --
     -------------------------------------------------------------------------------------------
     Net accumulated other comprehensive income                     $       67.1    $      116.0
     ===========================================================================================

     Net unrealized capital gains allocated to experience-rated contracts of $357.5 and $491.5 at December 31, 2004 and 2003, respectively, are reflected on the Consolidated Balance Sheets in future policy benefits and claims reserves and are not included in shareholder's equity.

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged, excluding those related to experience-rated contractholders, were as follows:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2004            2003            2002
     --------------------------------------------------------------------------------------------
     Unrealized holding (losses) gains arising
       during the year (1)                           $       18.6    $      (48.1)   $      127.4
     Less: reclassification adjustment for gains
       (losses) and other items included in
       net income(2)                                         50.8           (46.6)           65.7
     --------------------------------------------------------------------------------------------
     Net unrealized (losses) gains on securities     $      (32.2)   $       (1.5)   $       61.7
     ============================================================================================

     (1) Pretax net unrealized holding gains (losses) were $28.6, $(74.0), and $196.0, for the years ended December 31, 2004, 2003, and 2002, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $78.1, $(71.6), and $101.1, for the years ended December 31, 2004, 2003, and 2002, respectively.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in millions, unless otherwise stated)

14. RECLASSIFICATIONS AND CHANGES TO PRIOR YEAR PRESENTATION

    During 2004, certain changes were made to the 2003 and 2002 Statements of Operations to reflect the correct balances, as follows:

    - Certain changes were made to the classification of reinsurance ceded related to certain products, which were included as a reduction to premiums.

    - Certain changes were made to the classification of certain annuity and other products, which were included in premium income.

    - Certain changes were made to the classification of certain benefits to contractowners, which were included as a reduction to premiums.

    In addition, certain reclassifications have been made to conform to the current year presentation.

    These changes had no impact on net income or shareholder's equity of the Company. We deemed these changes to the Statement of Operations as immaterial, and, as such, have not labeled the Statement of Operations as restated. The following summarizes the corrections to to each financial statement line item:


                                                    PREVIOUSLY                            REVISED
YEAR ENDED 12/31/2003                              REPORTED 2003       ADJUSTMENT          2003
                                                   -------------       ----------        --------
Fee income                                           $  384.3            $ 11.5          $  395.8
Premiums                                                 95.8             (45.7)             50.1
  Total revenue                                       1,463.7             (34.2)          1,429.5
Interest credited and other benefits
  to contractowners                                     757.6             (34.2)            723.4
  Total expense                                       1,248.0             (34.2)          1,213.8



                                                    PREVIOUSLY                            REVISED
YEAR ENDED 12/31/2002                              REPORTED 2002       ADJUSTMENT          2002
                                                   -------------       ----------        --------

Fee income                                           $  418.2             $  5.7          $  423.9
Premiums                                                 98.7              (44.8)             53.9
  Total revenue                                       1,375.4              (39.1)          1,336.3
Interest credited and other benefits
  to contractowners                                     746.4              (39.1)            707.3
  Total expense                                       1,289.3              (39.1)          1,250.2

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

    Also, during 2004, certain changes were made to the 2003 and 2002 Statements of Cash Flows to restate the correct balances, primarily related to payables for securities purchased, short-term borrowings, and investment contracts. As a result of these adjustments, we have labeled the Statements of Cash Flows for 2003 and 2002 as restated. The following summarizes the adjustments:

                                                               PREVIOUSLY
                                                                REPORTED          ADJUSTMENT         RESTATED
                                                              -------------       ----------        ----------
YEAR ENDED 12/31/2003
  Net cash provided by (used for) operating activities          $ 1,254.8          $ (196.5)         $ 1,058.3
  Net cash provided by (used for) financing activities              781.1             196.5              977.6

YEAR ENDED 12/31/2002
  Net cash provided by (used for) operating activities          $ 1,527.7          $ (132.4)         $ 1,395.3
  Net cash used for investing activities                         (2,152.0)           (167.3)          (2,319.3)
  Net cash provided by (used for) financing activities              607.7             299.7              907.4

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

    The following tables show the previously reported and restated for each of the periods affected in 2003.

     As Restated
     2004 (In millions)                          FIRST                SECOND             THIRD             FOURTH
     ------------------------------------------------------------------------------------------------------------
     Total revenue                              $384.5                $362.1            $376.7             $379.2
     ------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes            64.4                  54.7              61.3               61.3
     Income tax expense                           20.4                  17.0             (14.3)              19.3
     ------------------------------------------------------------------------------------------------------------
     Net income                                 $ 44.0                $ 37.7            $ 75.6             $ 42.0
     ============================================================================================================

     As Reported
     2004 (In millions)                          FIRST                SECOND             THIRD
     -----------------------------------------------------------------------------------------
     Total revenue                              $387.3                $364.4            $379.0
     -----------------------------------------------------------------------------------------
     Income (loss) before income taxes            64.4                  54.7              61.3
     Income tax expense (benefit)                 20.4                  17.0             (14.3)
     -----------------------------------------------------------------------------------------
     Net income                                 $ 44.0                $ 37.7            $ 75.6
     =========================================================================================

     As Restated
     2003 (In millions)                          FIRST                SECOND*            THIRD*            FOURTH*
     ------------------------------------------------------------------------------------------------------------
     Total revenue                              $351.6                $374.5            $353.9             $349.5
     ------------------------------------------------------------------------------------------------------------
     Income before income taxes                   17.5                 109.2              25.5               63.5
     Income tax expense                            5.1                  35.4               0.6               20.0
     ------------------------------------------------------------------------------------------------------------
     Net income                                 $ 12.4                $ 73.8            $ 24.9             $ 43.5
     ============================================================================================================

     As Reported
     2003 (In millions)                          FIRST                SECOND             THIRD             FOURTH
     ------------------------------------------------------------------------------------------------------------
     Total revenue                              $359.2                $383.6            $362.4             $358.5
     ------------------------------------------------------------------------------------------------------------
     Income before income taxes                   17.5                 111.5              33.2               53.5
     Income tax expense                            5.1                  36.2               3.3               16.5
     ------------------------------------------------------------------------------------------------------------
     Net income                                 $ 12.4                $ 75.3            $ 29.9             $ 37.0
     ============================================================================================================

     * Restated

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          (a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          (b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

ITEM 9B.  OTHER INFORMATION

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

          (a)  CODE OF ETHICS FOR FINANCIAL PROFESSIONALS

               The Company has approved and adopted a Code of Ethics for Financial Professionals, pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (which was filed as Exhibit 14 to the Form 10-K, as filed with the SEC on March 29, 2004, File No. 033-23376). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

          (b)  DESIGNATION OF BOARD FINANCIAL EXPERT

               The Company has designated David A. Wheat, Director, Senior Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors sitting on its board.

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

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          (Dollar amounts in millions, unless otherwise stated)

          In 2004 and 2003, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2004 and 2003 are detailed below, along with a description of the services rendered by Ernst & Young to the Company:

                                                                        2004            2003
     -------------------------------------------------------------------------------------------
     Audit fees                                                     $        1.2    $        2.4
     Audit-related fees                                                      0.2             0.2
     Tax fees                                                                 --*             --*
     All other fees                                                           --*             --
                                                                    ------------    ------------
                                                                    $        1.4    $        2.6
                                                                    ============    ============

     *    Less than $0.1.

          AUDIT FEES

          Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

          AUDIT-RELATED FEES

          Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of audits of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

          TAX FEES

          There were minimal tax fees allocated to ILIAC in 2004 and 2003. This category typically includes tax compliance, tax advice, and tax planning professional services. These services typically consist of: tax compliance including the review of original and amended tax returns, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

          ALL OTHER FEES

          There were minimal fees allocated to ILIAC in 2004 and no fees in 2003 under the category of "all other fees." This category typically includes fees paid for products and services other than the audit fees, audit-related fees and tax fees, described above, and consists primarily of non-recurring support and advisory services.

          PRE-APPROVAL POLICIES AND PROCEDURES

          ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING's independent auditors are pre-approved by ING's audit committee. Pursuant to ING's pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING's independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

          The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

          GENERAL PRE-APPROVAL PROCEDURE

          ING's audit committee pre-approves audit, audit-related, and non-audit services to be provided by ING's external audit firms on an annual basis, provided that the amount for such pre-approved service may not be exceeded. ING's audit committee receives an overview of all services provided, including related fees and supported by sufficiently detailed information. ING's audit committee evaluates this overview retrospectively on a semi-annual basis.

          SPECIFIC PRE-APPROVAL PROCEDURE

          In addition to audit committee pre-approval, all audit-related and non-audit engagements that are expected to generate fees in excess of EUR 100,000 need specific approval of ING's Chief Financial Officer ("CFO"). These engagements are submitted in advance to the General Manager of ING Corporate Audit Services, who will advise ING's CFO on the compatibility of such services with the independence policy. Further, in addition to audit committee pre-approval under the general pre-approval procedures, the audit committee must approve on a case-by-case basis:

          (i) Each individual audit-related and non-audit engagement which is expected to generate fees in excess of EUR 250,000;

          (ii) All further audit-related and non-audit engagements over and above the pre-approved amounts.

          In 2004, 100% of each of the audit-related services, tax services and all other services were pre-approved by ING's audit committee.

                                     PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     (a)    The following documents are filed as part of this report:

     1.     Financial statements. See Item 8 on Page 32.
     2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 80.

     EXHIBITS

     3.(i) Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC on Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

     3.(ii) By-Laws, as restated January 1, 2002, incorporated by reference to the ILIAC on Form 10-K, as filed on March 28, 2002 (File No. 33-23376).

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

            Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

            Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

            Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

            Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

            Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

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

            Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003

            Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

            Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

            Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

            Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

10.       MATERIAL CONTRACTS

10.(a) Distribution Agreement, dated as of December 13, 2000, between Aetna Inc., renamed Lion Connecticut Holdings Inc. ("Lion"), and Aetna U.S. Healthcare Inc., renamed Aetna Inc., incorporated by reference to ILIAC's Form 10-K filed on March 30, 2001 (File No. 33-23376).

   (b) Employee Benefits Agreement, dated as of December 13, 2000, between Aetna Inc, renamed Lion, and Aetna U.S. Healthcare, renamed Aetna Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

   (c) Tax Sharing Agreement, dated as of December 13, 2000, among Aetna Inc. renamed Lion, Aetna U.S. Healthcare, Inc. renamed Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

   (d) Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

   (e) Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company's Form 10-K filed on March 30, 2001 (File No. 33-23376).

   (f) Tax Sharing Agreement between ILIAC and ING Insurance Company of America, effective January 1, 2001, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (g) Tax Sharing Agreement between ILIAC, ING America Insurance Holding, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (h) Investment Advisory Agreement between ILIAC and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (i) Reciprocal Loan Agreement between ILIAC and ING America Insurance Holdings, Inc., effective June 1, 2001, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (j) Services Agreement between ILIAC and the affiliated companies listed in Exhibit B to the Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (k) Services Agreement between ILIAC and ING North America Insurance Corporation, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (l) Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (m) Administrative Services Agreement between ILIAC, ReliaStar Life Insurance Company of New York and the affiliated companies specified in Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (n) First Amendment to the Administrative Services Agreement between ILIAC, RLNY and the affiliated companies specified in Exhibit A to the Agreement, effective as of August 1, 2004.

   (o) Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

   (p) Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC.

   (q) Underwriting Agreement dated November 17, 2000 between Aetna Life Insurance and Annuity Company (now ING Life Insurance and Annuity Company ("ILIAC" or "Registrant") and Aetna Investment Services, LLC (now ING Financial Advisers, LLC), incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4, as filed with the Securities and Exchange Commission ("SEC") on November 30, 2000 (File No. 333-49176).

14. ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                            PAGE
                                                                                            ----
Report of Independent Registered Public Accounting Firm                                      82

I.     Summary of Investments -- Other than Investments in Affiliates as of
         December 31, 2004                                                                   83

IV.    Reinsurance Information as of and for the years ended
         December 31, 2004, 2003 and 2002                                                    84

Schedules other than those listed above are omitted because they are not required or not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 31, 2005. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               /s/ Ernst & Young LLP


Atlanta, Georgia

March 31, 2005

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

                                   SCHEDULE I
          Summary of Investments--Other than Investments in Affiliates
                             As of December 31, 2004
                                  (In millions)

                                                                                                  AMOUNT
                                                                                                 SHOWN ON
                    TYPE OF INVESTMENTS                            COST            VALUE*      BALANCE SHEET
                    -------------------                        -------------   -------------   -------------
Fixed maturities:
  U.S. government and government agencies
    and authorities                                            $       197.3   $       197.3   $       197.3
  States, municipalities and political subdivisions                     32.1            31.4            31.4
  U.S. corporate securities                                          7,054.1         7,348.7         7,348.7
  Foreign securities(1)                                              2,316.6         2,419.7         2,419.7
  Mortgage-backed securities                                         5,497.6         5,505.0         5,505.0
  Commercial mortgage-backed securities                              1,491.2         1,560.0         1,560.0
  Other asset-backed securities                                      1,354.6         1,363.5         1,363.5
  Less: Fixed maturities pledged to creditors                        1,258.8         1,274.3         1,274.3
                                                               -------------   -------------   -------------
    Total fixed maturities securities                               16,684.7        17,151.3        17,151.3
                                                               -------------   -------------   -------------

Equity securities                                                      153.9           162.6           162.6
Mortgage loans                                                       1,090.2         1,119.8         1,090.2
Policy loans                                                           262.7           262.7           262.7
Other investments                                                       57.0            57.0            57.0
Securities pledged to creditors                                      1,258.8         1,274.3         1,274.3
                                                               -------------   -------------   -------------
    Total investments                                          $    19,507.3   $    20,027.7   $    19,998.1
                                                               =============   =============   =============

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

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

                                   SCHEDULE IV
                             Reinsurance Information
         As of and for the years ended December 31, 2004, 2003, and 2002
                                  (In millions)

                                                                                                            PERCENTAGE OF
                                                   GROSS          CEDED          ASSUMED         NET        ASSUMED TO NET
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2004
Life insurance in Force                         $   26,179.5   $   26,179.5   $         --   $         --
Premiums:
  Discontinued operations                              210.0          220.9           10.9             --
  Accident and Health insurance                          0.5            0.5             --             --
  Annuities                                             38.5             --             --           38.5        0.0%
---------------------------------------------------------------------------------------------------------
Total Premiums                                  $      249.0   $      221.4   $       10.9   $       38.5
=========================================================================================================

YEAR ENDED DECEMBER 31, 2003
Life insurance in Force                         $   28,254.7   $   29,254.7   $      778.9   $         --
Premiums:*
  Discontinued operations                              227.5          239.5           12.0             --
  Accident and Health insurance                          1.0            1.0             --             --
  Annuities                                             50.1            0.1            0.1           50.1        0.0%
---------------------------------------------------------------------------------------------------------
Total Premiums                                  $      278.6   $      240.6   $       12.1   $       50.1
=========================================================================================================

YEAR ENDED DECEMBER 31, 2002
Life insurance in Force                         $   31,068.3   $   31,853.2   $      995.7   $      210.8
Premiums:*
  Discontinued operations                              255.7          272.7           17.0             --
  Accident and Health insurance                          2.0            2.0             --             --
  Annuities                                             53.9             --             --           53.9        0.0%
---------------------------------------------------------------------------------------------------------
Total Premiums                                  $      311.6   $      274.7   $       17.0   $       53.9
=========================================================================================================

*  Certain amounts related to the prior year have been revised.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ING LIFE INSURANCE AND ANNUITY COMPANY
                                         (Registrant)


(Date) March 28, 2005         By /s/ David A. Wheat
       -------------            ------------------------------------------------
                                David A. Wheat
                                Director, Senior Vice President and
                                  Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 28, 2005.

                    SIGNATURES                                  TITLE
/s/ David A. Wheat
------------------------------------------------
David A. Wheat                                     Director, Senior Vice President and
                                                     Chief Financial Officer

/s/ Catherine H. Smith
------------------------------------------------
Catherine H. Smith                                 Director

/s/ Thomas J. McInerney
------------------------------------------------
Thomas J. McInerney                                Director and Chairman

/s/ Jacques de Vaucleroy
------------------------------------------------
Jacques de Vaucleroy                               Director and Senior Vice President

/s/ Kathleen A. Murphy
------------------------------------------------
Kathleen A. Murphy                                 Director

/s/ Brian D. Comer
------------------------------------------------
Brian D. Comer                                     President

/s/ Roger W. Fisher
------------------------------------------------
Roger W. Fisher                                    Vice President and
                                                     Chief Accounting Officer

                                                                  EXHIBIT 10.(n)

                                 FIRST AMENDMENT
                                     TO THE
                        ADMINISTRATIVE SERVICES AGREEMENT

This First Amendment, effective as of August 1, 2004, is made to the Administrative Services Agreement (the "Agreement"), dated as of March 1, 2003, entered into by and between ReliaStar Life Insurance Company of New York, a New York insurance company and the affiliated companies specified in Exhibit A to the Agreement.

IN CONSIDERATION, of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree to amend the Agreement as follows:

1. THE AGREEMENT SHALL BE AMENDED TO ADD THE FOLLOWING NEW SECTION: TERM. This Agreement shall be effective on the first day of March 2003, and shall end of the 31st day of March, 2005. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth therein.

2. Except as specifically amended by this First Amendment, the Agreement remains in full force and effect.

IN WITNESS WHEREOF, the parties have caused this First Amendment to be duly executed as of the date first written above.

RELIASTAR LIFE INSURANCE COMPANY
  OF NEW YORK

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

ING USA ANNUITY AND LIFE INSURANCE
  COMPANY

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

ING FINANCIAL ADVISERS, LLC

By   /s/ John F. Todd
     -------------------------------------------
     John F. Todd
     Assistant Secretary

ING LIFE INSURANCE AND ANNUITY COMPANY

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

ING NORTH AMERICA INSURANCE CORPORATION

By   /s/ John F. Todd
     -------------------------------------------
     John F. Todd
     Assistant Secretary

RELIASTAR LIFE INSURANCE COMPANY

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

SECURITY LIFE OF DENVER INSURANCE COMPANY

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

SOUTHLAND LIFE INSURANCE COMPANY

By   /s/ Paula Cludray-Engelke
     -------------------------------------------
     Paula Cludray-Engelke
     Secretary

                                                                  EXHIBIT 10.(p)

THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

6.257% SURPLUS NOTE

December 29, 2004                                        Amount: $175,000,000.00

For value received, ING USA Annuity and Life Insurance Company, an Iowa corporation ("Borrower"), promises to pay to the order of ING Life Insurance and Annuity Company, a Connecticut corporation ("Lender"), the principal sum of One Hundred Seventy Five Million Dollars ($175,000,000.00) on December 29, 2034 (the "Scheduled Maturity Date") and to pay interest thereon from the effective date of this Surplus Note, semiannually in arrears on June 29 and December 29 in each year, commencing June 29, 2005 (each a "Scheduled Interest Payment Date"), at the rate of 6.257% per annum, until the principal hereof is paid. The date upon which any state or federal agency or court obtains an order or grants approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower shall also be deemed to be the Scheduled Maturity Date. Principal and interest shall be payable on the terms and conditions set out below.

1. Principal and interest payments shall be payable at the office of Lender in the city of Hartford, Connecticut, or such other place as Lender shall designate in writing to Borrower. Payments shall be made in collected and immediately available funds in lawful money of the United States of America.

2. Interest on this Surplus Note shall be computed on the basis of a year of 360 days and for the actual number of days elapsed. In any event should a Scheduled Interest Payment Date or Scheduled Maturity Date fall on a day other than a Business Day (as hereinafter defined), then such payment of principal or interest shall be due on the next following day that is a Business Day, with the same force and effect as if made on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, and no additional interest shall accrue as to such payment for the period after such date; provided, however, that if such next following day that is a Business Day shall fall in the next calendar month, then such payment of principal or interest shall be due on the Business Day immediately preceding such Scheduled Interest Payment Date or Scheduled Maturity Date. For purposes of this Surplus Note, "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City are required by law to close, provided that banking institutions located at the place of payment designated by Lender are carrying out transactions in U.S. dollars.

3. (a) No principal payment shall be permitted on this Surplus Note unless such payment has received the prior approval of the Commissioner of the Iowa Insurance Division (the "Commissioner").

     (b) Periodic interest payments shall be paid as required under the terms of this Surplus Note, subject to the prior approval of the Commissioner.

     (c) Borrower shall use its best efforts to obtain the approval of the Commissioner for the payment by Borrower of interest on and principal of this Surplus Note on the Scheduled Interest Payment Dates or Scheduled Maturity Date hereof, and, in the event any such approval has not been obtained for any such payment or any portion thereof at or prior to the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, as the case may be, to continue to use its best efforts to obtain such approval promptly thereafter. Not less than thirty (30) days prior to each Scheduled Interest Payment Date or Scheduled Maturity Date hereof (excluding any such Scheduled Maturity Date which arises as a result of the obtaining of an order or the granting of approval for the rehabilitation, liquidation, conservation, reorganization, receivership, dissolution or the commencement of any bankruptcy, insolvency or similar proceeding of Borrower), Borrower will seek the approval of the Commissioner to make each payment of interest on and the principal of this Surplus Note. In the event the Commissioner does not approve Borrower's request to make an interest or principal payment as scheduled herein, Borrower shall promptly notify Lender or any subsequent holder of this Surplus Note thereof.

     (d) If the Commissioner does not approve the making of any payment or portion thereof of principal of or interest on this Surplus Note on the Scheduled Interest Payment Date or Scheduled Maturity Date hereof, the Scheduled Interest Payment Date or Scheduled Maturity Date as the case may be, shall be extended and such payment or any unpaid portion thereof shall be made by Borrower on the next following Business Day on which Borrower shall have the approval of the Commissioner to make such payment or any unpaid portion thereof. Interest will continue to accrue on any such unpaid principal through the actual date of payment at the rate of interest stated on the face hereof. Interest will not accrue on interest with respect to which the Scheduled Interest Payment Date has been extended, during such period of extension.

     (e) If the Commissioner approves the making of a payment of principal and/or interest in an amount insufficient to satisfy Borrower's obligations under this Surplus Note and other surplus notes issued on the Effective Date, payment shall be made on this Surplus Note and each other surplus note issued on the Effective Date on a pro-rata basis.

4. Subject to the prior approval of the Commissioner, Borrower may prepay this Surplus Note in whole on, or within thirty (30) days after, the tenth anniversary of the execution of this Surplus Note, upon thirty (30) days written notice to Lender, without premium or penalty, at the principal amount so to be prepaid, plus accrued interest thereon to the date of such prepayment.

5. In the event of the dissolution, liquidation, receivership, insolvency or bankruptcy of Borrower, repayment of principal and payment of interest under this Surplus Note shall be subordinated to the prior payment of, or provision for, all liabilities (as reported in the statutory statement of assets and liabilities) of Borrower, other than debts owed by Borrower to other holders of surplus notes issued by Borrower, with which this Surplus Note shall rank pari passu, but shall rank superior to the claim, interest, and equity of the shares or shareholders of Borrower.

6. No act or failure on the part of Borrower with respect to any of the terms or provisions hereof shall give Lender any right to declare the unpaid principal or interest on this Surplus Note to be due and payable immediately or otherwise than in accordance with the terms and conditions hereof. However, once payment due hereunder has been approved by the Commissioner, the payment shall be made when due. If Borrower fails to pay the full amount of such approved payment on the date such amount is scheduled to be paid, such approved amount will be immediately payable on such date without any action on the part of Lender and, to the extent permitted by applicable law, interest will also accrue on any such approved but unpaid interest through the actual date of payment at the rate of interest stated on the face hereof. In the event that Borrower fails to perform any of its other obligations hereunder, Lender may pursue any available remedy to enforce the performance of any provision of this Surplus Note, provided however, that such remedy shall in no event include the right to declare this Surplus Note immediately payable. Borrower shall reimburse Lender, in full, for any reasonable expense incurred by Lender in connection with enforcing the performance of this Surplus Note, including, but not limited to, reasonable attorneys' fees and expenses. A delay or omission by Lender in exercising any right or remedy accruing as a result of Borrower's failure to perform its obligations hereunder and the continuation thereof shall not impair such right or remedy or constitute a waiver of or acquiescence in such non-performance by Borrower. To the extent permitted by law, no remedy is exclusive of any other remedy and all remedies are cumulative.

7. Borrower covenants that it shall not consolidate with, or merge into, any other corporation or convey or transfer its properties, assets and in force business substantially as an entirety to any person, unless (i) Borrower provides the holder of the Surplus Note with advance written notice of such consolidation, merger, conveyance or transfer and a certificate of an authorized officer of Borrower stating that it has complied with all terms contained in this Section 7; and (ii) the corporation formed by such consolidation or into which Borrower is merged or the person which acquires by conveyance or transfer, the properties, assets and in force business of Borrower substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and shall expressly assume, in a manner satisfactory to the holder of this Surplus Note, the due and punctual payment of the principal of and interest on this Surplus Note in accordance with its terms and the performance of every covenant of this Surplus Note on the part of Borrower to be performed or observed. Upon any consolidation of Borrower with, or merger of Borrower into, any other corporation or any conveyance or transfer of the properties, assets and in force business of Borrower substantially as an entirety to any person in accordance with this
     Section 7, the successor corporation formed by such consolidation or into which Borrower is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, Borrower under this Surplus Note, with the same effect as if such successor corporation had been named as Borrower herein.

8. Borrower covenants that, in the event Lender or any subsequent holder of this Surplus Note desires to sell, transfer or convey its interest in this Surplus Note, Borrower will fully cooperate and promptly take all reasonable measures to facilitate such sale, transfer or conveyance, including, but not limited to, providing the information referenced in Rule 144A(d)(4), as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. THIS SURPLUS NOTE HAS BEEN ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT AND MAY NOT BE REOFFERED, RESOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. THE PURCHASER OF THIS SURPLUS NOTE IS HEREBY NOTIFIED THAT THE SELLER OF THIS SURPLUS NOTE MAY BE RELYING ON THE EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

9. No amendments shall be made to this Surplus Note without the consent of Borrower and Lender, and the prior approval of the Commissioner.

10. Except for the conditions described in subsections (a) and (b) of Section 3 above, no provision of this Surplus Note shall alter or impair the obligation of Borrower, which is absolute and unconditional, to pay the principal of, and interest on, this Surplus Note at the times, place and rate, and in the coin or currency, herein prescribed. No provision of this Surplus Note shall extinguish the ultimate liability of Borrower for the payment of principal and interest hereunder.

11. This Surplus Note shall be governed by the laws of the State of Iowa and shall be effective as of December 29, 2004.

IN WITNESS WHEREOF, Borrower has caused this Surplus Note to be executed in its name and attested to by its authorized officer and its corporate seal to be hereunder affixed, all as of the date first written above.

                                 ING USA Annuity and Life Insurance Company

                                 By:  /s/ David S. Pendergrass
                                      ------------------------
                                      David S. Pendergrass
                                      Vice President and Treasurer

ATTEST:/s/ Spencer Shell
       -----------------