Form 10-Q
period 2005-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2005-05-13
CIK 837010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005
                                      --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to

       Commission file number:  333-86276, 333-86278, 333-123934
                                --------------------------------

                     ING LIFE INSURANCE AND ANNUITY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Connecticut                                                                              71-0294708
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS employer identification no.)

151 Farmington Avenue, Hartford, Connecticut                                                  06156
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                 (Zip code)

Registrant's telephone number, including area code  (860) 723-4646
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of May 12, 2005, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION (UNAUDITED)

Item 1.      Financial Statements:
             Condensed Consolidated Statements of Operations                  3
             Condensed Consolidated Balance Sheets                            4
             Condensed Consolidated Statements of Changes in
               Shareholder's Equity                                           6
             Condensed Consolidated Statements of Cash Flows                  7
             Notes to Condensed Consolidated Financial Statements             8

Item 2.      Management's Narrative Analysis of the Results of
               Operations and Financial Condition                            15

Item 4.      Controls and Procedures                                         25

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               26

Item 6.      Exhibits                                                        26

Signatures                                                                   30

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2005               2004
                                                                ---------------    ---------------
REVENUES:
   Net investment income                                        $         254.9    $         237.5
   Fee income                                                             119.4              117.1
   Premiums                                                                13.8               10.9
   Net realized capital (losses) gains                                     (4.0)              18.5
                                                                ---------------    ---------------
Total revenue                                                             384.1              384.0
                                                                ---------------    ---------------
BENEFITS AND EXPENSES:
   Interest credited and other benefits
     to contractowners                                                    187.7              187.6
   Operating expenses                                                     102.8               94.1
   Amortization of deferred policy acquisition costs
     and value of business acquired                                        49.2               37.9
                                                                ---------------    ---------------
Total benefits and expenses                                               339.7              319.6
                                                                ---------------    ---------------
Income before income taxes                                                 44.4               64.4
Income tax expense                                                         12.6               20.4
                                                                ---------------    ---------------
Net income                                                      $          31.8    $          44.0
                                                                ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                              AS OF             AS OF
                                                                            MARCH 31,        DECEMBER 31,
                                                                              2005              2004
                                                                         ---------------   ---------------
                                                                           (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, available-for-sale, at fair value
       (amortized cost of $16,449.9 at 2005 and $16,684.7 at 2004)       $      16,646.5   $      17,151.3
     Equity securities, available-for-sale, at fair value
       (cost of $154.4 at 2005 and $153.9 at 2004)                                 160.9             162.6
     Mortgage loans on real estate                                               1,209.1           1,090.2
     Policy loans                                                                  258.9             262.7
     Other investments                                                              76.4              57.0
     Securities pledged (amortized cost of $1,633.5 at 2005
       and $1,258.8 at 2004)                                                     1,630.2           1,274.3
                                                                         ---------------   ---------------
   Total investments                                                            19,982.0          19,998.1
   Cash and cash equivalents                                                       116.7             187.3
   Short-term investments under securities loan agreement                          573.3             219.5
   Accrued investment income                                                       197.2             181.7
   Notes receivable from affiliate                                                 175.0             175.0
   Reinsurance recoverable                                                       2,903.0           2,902.7
   Deferred policy acquisition costs                                               440.1             414.5
   Value of business acquired                                                    1,342.3           1,365.2
   Due from affiliates                                                              16.2              25.9
   Receivables for securities sold                                                  17.4               0.2
   Other assets                                                                     99.1              99.6
   Assets held in separate accounts                                             33,135.8          33,310.5
                                                                         ---------------   ---------------
Total assets                                                             $      58,998.1   $      58,880.2
                                                                         ===============   ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                     AS OF              AS OF
                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2005               2004
                                                                                ---------------    ---------------
                                                                                  (UNAUDITED)
LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims reserves                                      $      20,698.0           20,886.4
Notes payable                                                                              33.5                  -
Due to affiliates                                                                             -               49.4
Payables for securities purchased                                                         168.7               25.1
Payables under securities loan agreement                                                  573.3              219.5
Borrowed money                                                                          1,081.1            1,057.4
Current income taxes                                                                       92.6               82.6
Deferred income taxes                                                                     201.5              209.3
Other liabilities                                                                         288.4              315.8
Liabilities related to separate accounts                                               33,135.8           33,310.5
                                                                                ---------------    ---------------
Total liabilities                                                                      56,272.9           56,156.0
                                                                                ---------------    ---------------

Shareholder's equity:
   Common stock (100,000 shares authorized; 55,000 shares issued and
      outstanding, $50 per share value)                                                     2.8                2.8
   Additional paid-in capital                                                           4,577.2            4,576.5
   Accumulated other comprehensive income                                                  35.6               67.1
   Retained earnings (deficit)                                                         (1,890.4)          (1,922.2)
                                                                                ---------------    ---------------
Total shareholder's equity                                                              2,725.2            2,724.2
                                                                                ---------------    ---------------
Total liabilities and shareholder's equity                                      $      58,998.1    $      58,880.2
                                                                                ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (Unaudited)
                                  (In millions)

                                                                           ACCUMULATED
                                                            ADDITIONAL        OTHER        RETAINED         TOTAL
                                                 COMMON      PAID-IN      COMPREHENSIVE    EARNINGS     SHAREHOLDER'S
                                                 STOCK       CAPITAL          INCOME       (DEFICIT)       EQUITY
                                                --------    ----------    -------------   ----------    -------------
Balance at December 31, 2003                    $    2.8    $  4,646.5    $       116.0   $ (2,119.4)   $     2,645.9
   Comprehensive income:
     Net income                                        -             -                -         44.0             44.0
     Other comprehensive income, net of tax:
         Net unrealized gain on securities
           ($27.7 pretax)                              -             -             17.9            -             17.9
                                                                                                        -------------
   Comprehensive income                                                                                          61.9
                                                --------    ----------    -------------   ----------    -------------
Balance at March 31, 2004                       $    2.8    $  4,646.5    $       133.9   $ (2,075.4)   $     2,707.8
                                                ========    ==========    =============   ==========    =============

Balance at December 31, 2004                    $    2.8    $  4,576.5    $        67.1   $ (1,922.2)   $     2,724.2
   Comprehensive income (loss):
     Net income                                        -             -                -         31.8             31.8
     Other comprehensive loss, net of tax:
         Net unrealized loss on securities
           (($41.9) pretax)                            -             -            (31.5)           -            (31.5)
                                                                                                        -------------
   Comprehensive income                                                                                           0.3
                                                                                                        -------------
   Employee share based payments                       -           0.7                -            -              0.7
                                                --------    ----------    -------------   ----------    -------------
Balance at March 31, 2005                       $    2.8    $  4,577.2    $        35.6   $ (1,890.4)   $     2,725.2
                                                ========    ==========    =============   ==========    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

             ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
          (A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2005               2004
                                                                ---------------    ---------------
                                                                                      (RESTATED)
Net cash provided by operating activities                       $         296.9    $          98.9

Cash Flows from Investing Activities:
   Proceeds from the sale, maturity, or redemption of:
     Fixed maturities, available-for-sale                               4,581.3            8,040.2
     Equity securities, available-for-sale                                  3.0                  -
     Mortgage loans on real estate                                          9.0                3.4
   Acquisition of:
     Fixed maturities, available-for-sale                              (4,771.5)          (8,161.9)
     Equity securities, available-for-sale                                 (3.5)             (17.6)
     Mortgage loans on real estate                                       (127.9)            (111.1)
   Policy loans                                                             3.8                5.5
   Other investments                                                       (9.2)               6.5
   (Sales) purchases of property and equipment, net                        (6.5)               1.7
                                                                ---------------    ---------------
Net cash used in investing activities                                    (321.5)            (233.3)
                                                                ---------------    ---------------

Cash Flows from Financing Activities:
   Deposits for investment contracts                                      448.1              574.2
   Maturities and withdrawals from investment contracts                  (551.3)            (436.4)
   Short-term borrowings                                                   57.2               (3.2)
                                                                ---------------    ---------------
Net cash (used in) provided by financing activities                       (46.0)             134.6
                                                                ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                      (70.6)               0.2
Cash and cash equivalents, beginning of period                            187.3               57.8
                                                                ---------------    ---------------
Cash and cash equivalents, end of period                        $         116.7    $          58.0
                                                                ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     ING Life Insurance and Annuity Company ("ILIAC"), a stock life insurance company domiciled in the state of Connecticut, and its wholly-owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. These condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America ("IICA") and ING Financial Advisers, LLC ("IFA"). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which in turn is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

     The condensed consolidated financial statements and notes as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 ("interim periods") have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


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

     SIGNIFICANT ACCOUNTING POLICIES

     For a description of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K.

2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

     SHARE-BASED PAYMENT

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("FAS") No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. As a result of Securities and Exchange Commission ("SEC") Release No. 33-8568: Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", adopted on April 14, 2005, FAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

     The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first three months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


     Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FAS 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company's ultimate parent. As a result of adopting FAS 123R, the Company's income before income taxes and net income for the three months ended March 31, 2005, are $0.7 and $0.5, lower, respectively, than if it had continued to account for share-based payments under APB 25.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

     Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

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

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


     Activity for the three months ended March 31, 2005 and 2004 within VOBA was as follows:

                                                                   2004
                                                               -------------
     Balance at December 31, 2003                              $     1,415.4
       Adjustment for FAS No. 115                                       (4.1)
       Additions                                                        14.8
       Interest accrued at 5% to 7%                                     22.9
       Amortization                                                    (54.1)
                                                               -------------
     Balance at March 31, 2004                                 $     1,394.9
                                                               =============

                                                                   2005
                                                               -------------
     Balance at December 31, 2004                              $     1,365.3
       Adjustment for FAS No. 115                                        6.7
       Additions                                                        11.3
       Interest accrued at 5% to 7%                                     22.5
       Amortization                                                    (63.5)
                                                               -------------
     Balance at March 31, 2005                                 $     1,342.3
                                                               =============

4.   INVESTMENTS

     IMPAIRMENTS

     The following table identifies the Company's other-than-temporary impairments by type for the three months ended March 31, 2005 and 2004:

                                                               2005                            2004
                                                  -----------------------------   ------------------------------
                                                                      NO. OF                          NO. OF
                                                    IMPAIRMENT      SECURITIES      IMPAIRMENT      SECURITIES
                                                  --------------   ------------   --------------   -------------
     Residential mortgage-backed                  $         26.2             69   $          5.1              34
                                                  --------------   ------------   --------------   -------------
     Total                                        $         26.2             69   $          5.1              34
                                                  ==============   ============   ==============   =============

     The remaining fair value of the fixed maturities with other-than-temporary impairments at March 31, 2005 and 2004 is $204.3 and $130.3, respectively.

5.   INCOME TAXES

     The Company's effective tax rates for the three months ended March 31, 2005 and 2004 were 28.4% and 31.7%, respectively. The effective rate differs from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective rate is primarily due to an increase in the deduction allowed for dividends received relative to the change in pre-tax income.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)


6.   FINANCING AGREEMENTS

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $125.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to (1) the cost of funds for the Bank for the period applicable for the advance plus .225% or (2) a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Company had an outstanding balance of $33.5 with the Bank and no outstanding balance as of December 31, 2004. The outstanding balance of $33.5 at March 31, 2005 was repaid on April 1, 2005.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $527.0, $434.7 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2, $440.4 of which was with related parties. During the three months ended March 31, 2005, $5.7 was funded to related parties under these commitments.

     LITIGATION

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF LION CONNECTICUT HOLDINGS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)

8.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income as of March 31, 2005 and 2004 were as follows:

                                                               2005                2004
                                                          ---------------    ---------------
     Net unrealized capital gains (losses):
       Fixed maturities                                   $          75.7    $         209.0
       Equity securities                                              6.5               16.5
       Sales inducements                                                -               (0.3)
       DAC/VOBA                                                      (0.4)             (24.4)
       Other                                                          1.3                0.3
                                                          ---------------    ---------------
     Subtotal                                                        83.1              201.1
     Less: deferred income taxes                                     30.8               67.2
                                                          ---------------    ---------------
     Net unrealized capital gains                                    52.3              133.9
     Minimum pension liability                                      (16.7)                 -
                                                          ---------------    ---------------
     Net accumulated other comprehensive income           $          35.6    $         133.9
                                                          ===============    ===============

     Net unrealized capital gains allocated to experience-rated contracts of $117.6 and $646.2 at March 31, 2005 and 2004, respectively, are reflected on the Condensed Consolidated Balance Sheets in future policy benefits and claims reserves and are not included in shareholder's equity.

     Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged, excluding those related to experience-rated contractowners, were as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                               2005               2004
                                                          ---------------    ---------------
     Unrealized holding (losses) gains arising
       during the year(1)                                 $         (43.9)   $          48.6
     Less: reclassification adjustment for (losses)
       gains and other items included in net income(2)              (12.4)              30.7
                                                          ---------------    ---------------
     Net unrealized (losses) gains on securities          $         (31.5)   $          17.9
                                                          ===============    ===============

     (1) Pretax net unrealized holding gains (losses) were $(58.4) and $75.2, for the three months ended March 31, 2005 and 2004, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(16.5) and $47.5, for the three months ended March 31, 2005 and 2004, respectively.

9.   RECLASSIFICATIONS AND CHANGES TO PRIOR YEAR PRESENTATION

     During 2005, certain changes were made to the Statements of Cash Flows for the three months ended March 31, 2004, to reflect the correct balances, primarily related to short-term borrowings. As a result of these adjustments, we have labeled the Statements of Cash Flows for the three months ended March 31, 2004 as restated. The following summarizes the adjustments:

                                              PREVIOUSLY
                                               REPORTED     ADJUSTMENT  RESTATED
                                              -----------   ----------  --------
THREE MONTHS ENDED 3/31/2004
  Net cash provided by operating              $   95.7        $  3.2    $   98.9
  Net cash provided by financing activities      137.8          (3.2)      134.6

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          (Dollar amounts in millions, unless otherwise stated)

          OVERVIEW

          The following narrative analysis of the consolidated results of operations presents a review of ING Life Insurance and Annuity Company ("ILIAC") and its wholly-owned subsidiaries (collectively, the "Company") for the three month periods ended March 31, 2005 and 2004, and financial condition as of March 31, 2005 and December 31, 2004. This review should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2004 Annual Report on Form 10-K.

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

          Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio such as changes in credit quality, price volatility, and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

          CRITICAL ACCOUNTING POLICIES

          There have been no material changes to the Company's critical accounting policies since the filing of the Company's 2004 Form 10-K Annual Report.

          RESULTS OF OPERATIONS

          NET INCOME: Net income decreased by $12.2 to $31.8 for the three months ended March 31, 2005, from $44.0 for the three months ended March 31, 2004. The decrease in net income is primarily due to an increase in operating expenses and VOBA amortization partially offset by a decrease in income tax expense.

          NET INVESTMENT INCOME: Net investment income from General Account assets increased $17.4 to $254.9 for the three months ended March 31, 2005 from $237.5 for the three months ended March 31, 2004. The increase is primarily related to the shifting of portfolio assets to higher yielding investments and higher average assets under management with fixed options.

          PREMIUMS: Premiums for the three months ended March 31, 2005 increased by $2.9 to $13.8 from $10.9 for the three months ended March 31, 2004, primarily due to higher annuitizations as well as higher sales of immediate annuities.

          NET REALIZED CAPITAL GAINS (LOSSES): Net realized capital losses for the three months ended March 31, 2005 were $ 4.0 compared to gains of $18.5 for the three months ended March 31, 2004. The current year losses are primarily due to an increase in other-than-temporary impairments. Additionally, the net realized capital losses for the three months ended March 31, 2005 were impacted by the increasing interest rate environment in 2005 that negatively affected the market value of fixed maturities and led to lower realized gains upon sale. Partially offsetting these decreases is an increase in capital gains on derivatives.

          OPERATING EXPENSES: Operating expenses increased by $8.7 to $102.8 for the three months ended March 31, 2005 from $94.1 for the three months ended March 31, 2004. The increase in operating expenses is primarily related to an increase in spending associated with strategic initiatives, as well as expenses related to compliance with the Sarbanes Oxley Act of 2002, higher asset based commissions, and increased salaries.

          AMORTIZATION OF DAC AND VOBA: Amortization of DAC and VOBA increased $11.3 to $49.2 for the three months ended March 31, 2005 from $37.9 for the three months ended March 31, 2004. Amortization of DAC and VOBA for long-duration products is recorded in proportion to actual and estimated future gross profits. The return on variable funds for the three months ended March 31, 2005 was less than the long-term assumption, thereby producing an acceleration of amortization. In comparison, for the three months ended March 31, 2004, the return on variable funds exceeded the long-term assumptions, producing a deceleration of amortization. The combination of the acceleration of amortization in the first quarter of 2005 and the deceleration of amortization in 2004 resulted in higher amortization quarter versus quarter.

          INCOME TAX EXPENSE: Income tax expense decreased by $7.8 to $12.6 for the three months ended March 31, 2005 from $20.4 for the three months ended March 31, 2004. The decrease is primarily due to the decrease in pre-tax income in the first quarter of 2005 and a decrease in the Company's effective tax rate primarily resulting from an increase in the deduction allowed for dividends received relative to the change in pre-tax income.

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

          PORTFOLIO COMPOSITION

          The following table presents the investment portfolio at March 31, 2005 and December 31, 2004.

                                                            2005                                  2004
                                             ----------------------------------    ----------------------------------
                                             CARRYING VALUE            %           CARRYING VALUE            %
                                             ---------------    ---------------    ---------------    ---------------
          Fixed maturities, including
             securities pledged              $      18,276.7               91.5%   $      18,425.6               92.1%
          Equity securities                            160.9                0.8%             162.6                0.8%
          Mortgage loans on real estate              1,209.1                6.0%           1,090.2                5.5%
          Policy loans                                 258.9                1.3%             262.7                1.3%
          Other investments                             76.4                0.4%              57.0                0.3%
                                             ---------------    ---------------    ---------------    ---------------
                                             $      19,982.0              100.0%   $      19,998.1              100.0%
                                             ===============    ===============    ===============    ===============

          FIXED MATURITIES

          Fixed maturities available-for-sale as of March 31, 2005, were as follows:

                                                                                 GROSS             GROSS
                                                             AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                               COST              GAINS             LOSSES            VALUE
                                                          ---------------   ---------------   ---------------   ---------------
          Fixed maturities:
          U.S. government and government
            agencies and authorities                      $         579.8   $           1.7   $           6.3   $         575.2
          States, municipalities and political
            subdivisions                                             32.1               0.2               1.4              30.9

          U.S. corporate securities:
            Public utilities                                      1,237.8              35.0              13.1           1,259.7
            Other corporate securities                            5,444.2             190.6              74.2           5,560.6
                                                          ---------------   ---------------   ---------------   ---------------
          Total U.S. corporate securities                         6,682.0             225.6              87.3           6,820.3
                                                          ---------------   ---------------   ---------------   ---------------

          Foreign securities:
            Government                                              622.9              25.0               5.6             642.3
            Other                                                 1,714.4              58.0              17.1           1,755.3
                                                          ---------------   ---------------   ---------------   ---------------
          Total foreign securities                                2,337.3              83.0              22.7           2,397.6
                                                          ---------------   ---------------   ---------------   ---------------

          Residential mortgage-backed securities                  5,471.9              47.8              76.0           5,443.7
          Commercial mortgage-backed securities                   1,654.4              50.2              16.0           1,688.6
          Other asset-backed securities                           1,325.9              15.4              20.9           1,320.4
                                                          ---------------   ---------------   ---------------   ---------------

          Total fixed maturities, including
            fixed maturities pledged                             18,083.4             423.9             230.6          18,276.7
          Less: fixed maturities pledged                          1,633.5              12.1              15.4           1,630.2
                                                          ---------------   ---------------   ---------------   ---------------
          Fixed maturities                                $      16,449.9   $         411.8   $         215.2   $      16,646.5
                                                          ===============   ===============   ===============   ===============

          Fixed maturities available-for-sale as of December 31, 2004, were as follows:

                                                                                 GROSS             GROSS
                                                             AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                               COST              GAINS             LOSSES            VALUE
                                                          ---------------   ---------------   ---------------   ---------------
          Fixed maturities:
          U.S. government and government
             agencies and authorities                     $         197.3   $           0.9   $           0.9   $         197.3
          States, municipalities and political
             subdivisions                                            32.1               0.2               0.9              31.4

          U.S. corporate securities:
             Public utilities                                     1,207.6              50.0               5.0           1,252.6
             Other corporate securities                           5,846.5             275.0              25.4           6,096.1
                                                          ---------------   ---------------   ---------------   ---------------
          Total U.S. corporate securities                         7,054.1             325.0              30.4           7,348.7
                                                          ---------------   ---------------   ---------------   ---------------

          Foreign securities:
             Government                                             660.2              33.9               3.1             691.0
             Other                                                1,656.4              78.4               6.1           1,728.7
                                                          ---------------   ---------------   ---------------   ---------------
          Total foreign securities                                2,316.6             112.3               9.2           2,419.7
                                                          ---------------   ---------------   ---------------   ---------------

          Residential mortgage-backed securities                  5,497.6              65.6              58.2           5,505.0
          Commercial mortgage-backed securities                   1,491.2              73.2               4.4           1,560.0
          Other asset-backed securities                           1,354.6              22.6              13.7           1,363.5
                                                          ---------------   ---------------   ---------------   ---------------

          Total fixed maturities, including
             fixed maturities pledged                            17,943.5             599.8             117.7          18,425.6
          Less: fixed maturities pledged                          1,258.8              18.0               2.5           1,274.3
                                                          ---------------   ---------------   ---------------   ---------------

          Fixed maturities                                $      16,684.7   $         581.8   $         115.2   $      17,151.3
                                                          ===============   ===============   ===============   ===============

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody's, and internal ratings.

          Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:

                                               2005                                 2004
                                ---------------------------------    ---------------------------------
                                     FAIR               % OF              FAIR              % OF
                                     VALUE             TOTAL              VALUE            TOTAL
                                ---------------   ---------------    ---------------   ---------------
          AAA                   $       8,817.7              48.2%   $       8,675.4              47.1%
          AA                              999.3               5.5%             910.4               4.9%
          A                             3,607.4              19.7%           3,754.3              20.4%
          BBB                           4,217.0              23.1%           4,311.4              23.4%
          BB                              579.6               3.2%             698.9               3.8%
          B and below                      55.7               0.3%              75.2               0.4%
                                ---------------   ---------------    ---------------   ---------------
          Total                 $      18,276.7             100.0%   $      18,425.6             100.0%
                                ===============   ===============    ===============   ===============

          96.5% and 95.8% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2005 and December 31, 2004, respectively.

          Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:

                                                                    2005                                 2004
                                                     ---------------------------------    ---------------------------------
                                                          FAIR               % OF              FAIR              % OF
                                                          VALUE             TOTAL              VALUE            TOTAL
                                                     ---------------   ---------------    ---------------   ---------------
          U.S. Corporate                             $       6,851.2              37.5%   $       7,380.1              40.1%
          Residential Mortgage-backed                        5,443.7              29.9%           5,505.0              29.9%
          Foreign (1)                                        2,397.6              13.1%           2,419.7              13.1%
          Commercial/Multifamily Mortgage-backed             1,688.6               9.2%           1,560.0               8.5%
          Asset-backed                                       1,320.4               7.2%           1,363.5               7.4%
          U.S. Treasuries/Agencies                             575.2               3.1%             197.3               1.0%
                                                     ---------------   ---------------    ---------------   ---------------
          Total                                      $      18,276.7             100.0%   $      18,425.6             100.0%
                                                     ===============   ===============    ===============   ===============

          (1)  Primarily U.S. dollar denominated

          The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at March 31, 2005.

          MORTGAGE LOANS

          Mortgage loans, primarily commercial mortgage loans, totaled $1,209.1 at March 31, 2005 and $1,090.2 at December 31, 2004. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At March 31, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

          UNREALIZED LOSSES

          Fixed maturities, including securities pledged to creditors, comprise 91.5% and 92.1% of the Company's total investment portfolio at March 31, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions for Investment Grade ("IG") and Below Investment Grade ("BIG") securities by duration were as follows at March 31, 2005 and December 31, 2004:

                                                              2005                                      2004
                                             --------------------------------------    --------------------------------------
                                                       % OF IG              % OF IG              % OF IG              % OF IG
                                               IG      AND BIG      BIG     AND BIG      IG      AND BIG      BIG     AND BIG
                                             -------   -------    -------   -------    -------   -------    -------   -------
          Less than six months below
             amortized cost                  $ 109.6      47.5%   $   6.2       2.7%   $  37.3      31.7%   $   0.5       0.4%
          More than six months
             and less than twelve months
             below amortized cost               49.1      21.3%       0.5       0.2%      33.1      28.1%       1.6       1.4%
          More than twelve months
             below amortized cost               63.6      27.6%       1.6       0.7%      44.4      37.7%       0.8       0.7%
                                             -------   -------    -------   -------    -------   -------    -------   -------
          Total unrealized loss              $ 222.3      96.4%   $   8.3       3.6%   $ 114.8      97.5%   $   2.9       2.5%
                                             =======   =======    =======   =======    =======   =======    =======   =======

          Unrealized losses at March 31, 2005 were primarily related to interest rate movement or spread widening for other than credit-related reasons and to securities under the guidance prescribed by Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Securities affected by EITF Issue No. 99-20 include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities with unrealized losses at March 31, 2005:

                                                                               MORE THAN
                                                                              SIX MONTHS
                                                             LESS THAN       AND LESS THAN       MORE THAN
                                                            SIX MONTHS       TWELVE MONTHS     TWELVE MONTHS
                                                          ---------------   ---------------   ---------------
          Interest rate or spread widening                $          64.4   $          26.7   $          26.7
          EITF Issue No. 99-20                                       51.4              22.9              38.5
                                                          ---------------   ---------------   ---------------
          Total unrealized loss                           $         115.8              49.6              65.2
                                                          ===============   ===============   ===============

          Carrying amount                                 $       3,337.6   $         697.9   $         583.1
                                                          ===============   ===============   ===============

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions by market sector and duration were as follows at March 31, 2005:

                                                                      COMMERCIAL/
                                                       RESIDENTIAL    MULTI-FAMILY                U.S.
                                             U.S.       MORTGAGE-      MORTGAGE-               TREASURIES/   ASSET-
                                           CORPORATE      BACKED         BACKED      FOREIGN    AGENCIES     BACKED     TOTAL
                                           ---------   ------------   ------------   -------   -----------   -------   -------
          Less than six months below
             amortized cost                $    44.8   $       34.6   $        9.2   $  13.3   $       6.2   $   7.7   $ 115.8
          More than six months
             and less than twelve months
             below amortized cost               21.6           13.8            4.3       5.0           0.1       4.8      49.6
          More than twelve months
             below amortized cost               20.8           27.6            2.5       4.4           1.4       8.5      65.2
                                           ---------   ------------   ------------   -------   -----------   -------   -------
          Total unrealized loss            $    87.2   $       76.0   $       16.0   $  22.7   $       7.7   $  21.0   $ 230.6
                                           =========   ============   ============   =======   ===========   =======   =======

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

          In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20. Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

          When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

          The following table identifies the Company's other-than-temporary impairments by type for the three months ended March 31, 2005 and 2004:

                                                                    2005                                 2004
                                                     ---------------------------------    ---------------------------------
                                                                           NO. OF                               NO. OF
                                                       IMPAIRMENT        SECURITIES          IMPAIRMENT       SECURITIES
                                                     ---------------   ---------------    ---------------   ---------------
          Residential mortgage-backed                $          26.2                69    $           5.1                34
                                                     ---------------   ---------------    ---------------   ---------------
          Total                                      $          26.2                69    $           5.1                34
                                                     ===============   ===============    ===============   ===============

          NET REALIZED CAPITAL GAINS AND LOSSES

          Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------
                                                               2005               2004
                                                          ---------------    ---------------
          Fixed maturities                                $         (14.2)   $          18.2
          Derivatives                                                10.2                0.3
                                                          ---------------    ---------------
          Pretax net realized capital (losses) gains      $          (4.0)   $          18.5
                                                          ===============    ===============
          After-tax net realized capital (losses) gains   $          (2.6)   $          12.0
                                                          ===============    ===============

          Net realized capital gains (losses) allocated to experience-rated contracts of ($4.6) and $34.7 for the three months ended March 31, 2005 and 2004, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized gains allocated to experience-rated contractowners were $224.5 and $233.4 at March 31, 2005 and December 31, 2004, respectively.

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

          Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC's statutory admitted assets as of the prior December 31. ILIAC also maintains a $125.0 revolving loan agreement with SunTrust Bank and a $100.0 revolving loan agreement with the Bank of New York. The Company had an outstanding balance with SunTrust Bank of $33.5 at March 31, 2005 and no outstanding balances under either of these facilities as of December 31, 2004. The outstanding balance of $33.5 at March 31, 2005 was repaid on April 1, 2005. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          CAPITAL CONTRIBUTIONS AND DIVIDENDS

          ILIAC has entered into agreements with IICA under which ILIAC has agreed to cause IICA to have sufficient capital to meet certain capital and surplus levels. ILIAC did not make capital contributions to IICA during the three months ended March 31, 2005 and 2004.

          The Company did not pay dividends to its parent or receive capital contributions from its parent during the three months ended March 31, 2005 and 2004.

          RECENTLY ADOPTED ACCOUNTING STANDARDS

          (See the Recently Adopted Accounting Standards Footnote to the condensed consolidated financial statements for further information.)

          LEGISLATIVE INITIATIVES

          Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of July, 2005. The recommendations of this panel, if enacted by Congress, could affect the tax treatment of life insurance companies and products. Legislation to restructure the Social

          Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

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

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the "Other Regulatory Matters" section of "Management's Narrative Analysis of the Results of Operations and Financial Condition" included in the Company's 2004 Form 10-K Annual Report.

ITEM 6.   EXHIBITS

        3.(i) Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC on Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

        3.(ii) Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective January 1, 2005.

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


                   ING LIFE INSURANCE AND ANNUITY COMPANY
                   --------------------------------------
                                (Registrant)


                   By /s/ David A. Wheat
                      --------------------------------------------------------
                       David A. Wheat
                       Director, Senior Vice President and
                        Chief Financial Officer
May 12, 2005           (Duly Authorized Officer and Principal Financial Officer)
------------
   (Date)