Form 10-Q
period 2005-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2005-08-12
CIK 837010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number:  333-86276, 333-86278, 333-123934

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock as of August 11, 2005, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended June 30, 2005

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1.           Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$270.1	$241.6	$524.5	$479.2
Fee income	117.7	112.8	235.9	230.0
Premiums	12.4	8.8	26.2	19.7
Net realized capital gains (losses)	5.2	(2.6)	1.9	15.9
Other income	0.9	0.9	2.1	0.8
Total revenue	406.3	361.5	790.6	745.6
Benefits and expenses:
Interest credited and other benefits to contractowners	191.7	177.6	379.4	365.2
Operating expenses	105.8	92.7	208.6	186.8
Amortization of deferred policy acquisition costs and value of business acquired	44.1	36.3	93.3	74.2
Interest expense	0.2	0.2	0.4	0.3
Total benefits and expenses	341.8	306.8	681.7	626.5
Income before income taxes	64.5	54.7	108.9	119.1
Income tax expense	19.1	17.0	31.7	37.4
Net income	$45.4	$37.7	$77.2	$81.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $16,932.5 at 2005 and $16,684.7 at 2004)	$17,377.4	$17,151.3
Equity securities, available-for-sale, at fair value (cost of $156.1 at 2005 and $153.9 at 2004)	164.0	162.6
Mortgage loans on real estate	1,153.5	1,090.2
Policy loans	259.7	262.7
Other investments	81.6	57.0
Securities pledged (amortized cost of $1,252.5 at 2005 and $1,258.8 at 2004)	1,264.9	1,274.3
Total investments	20,301.1	19,998.1
Cash and cash equivalents	215.5	187.3
Short-term investments under securities loan agreement	247.8	219.5
Accrued investment income	200.5	181.7
Receivables for securities sold	567.8	0.2
Reinsurance recoverable	2,933.3	2,902.7
Deferred policy acquisition costs	463.1	414.5
Value of business acquired	1,315.3	1,365.2
Notes receivable from affiliate	175.0	175.0
Due from affiliates	40.1	25.9
Other assets	72.2	67.2
Assets held in separate accounts	33,682.0	33,310.5
Total assets	$60,213.7	$58,847.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$21,165.8	20,886.4
Payables for securities purchased	544.0	25.1
Payables under securities loan agreement	247.8	219.5
Borrowed money	1,018.5	1,057.4
Notes payable	97.0	—
Due to affiliates	30.3	49.4
Current income taxes	87.4	82.6
Deferred income taxes	241.0	209.3
Other liabilities	278.5	283.4
Liabilities related to separate accounts	33,682.0	33,310.5
Total liabilities	57,392.3	56,123.6

Shareholder’s equity:
Common stock (100,000 shares authorized; 55,000 shares issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,577.7	4,576.5
Accumulated other comprehensive income	85.9	67.1
Retained earnings (deficit)	(1,845.0)	(1,922.2)
Total shareholder’s equity	2,821.4	2,724.2
Total liabilities and shareholder’s equity	$60,213.7	$58,847.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income	(Deficit)	Equity

Balance at December 31, 2003	$2.8	$4,646.5	$116.0	$(2,119.4)	$2,645.9
Comprehensive income:
Net income				81.7	81.7
Other comprehensive loss, net of tax:
Net unrealized loss on securities (($116.9) pretax)			(76.0)		(76.0)
Total comprehensive income					5.7
Other				(2.1)	(2.1)
Balance at June 30, 2004	$2.8	$4,646.5	$40.0	$(2,039.8)	$2,649.5

Balance at December 31, 2004	$2.8	$4,576.5	$67.1	$(1,922.2)	$2,724.2
Comprehensive income:
Net income				77.2	77.2
Other comprehensive income, net of tax:
Net unrealized gain on securities ($32.7 pretax)			18.8		18.8
Total comprehensive income					96.0
Employee share-based payments		1.2			1.2
Balance at June 30, 2005	$2.8	$4,577.7	$85.9	$(1,845.0)	$2,821.4

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$415.0	$428.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	10,174.1	15,415.8
Equity securities, available-for-sale	35.5	28.5
Mortgage loans on real estate	137.3	7.0
Acquisition of:
Fixed maturities, available-for-sale	(10,519.9)	(15,280.9)
Equity securities, available-for-sale	(36.0)	(34.0)
Mortgage loans on real estate	(200.6)	(251.5)
Policy loans	3.0	6.8
Other investments	(24.8)	(7.1)
(Purchases) sales of property and equipment, net	(9.7)	0.2
Net cash used for investing activities	(441.1)	(115.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,036.7	925.2
Maturities and withdrawals from investment contracts	(1,040.5)	(945.5)
Short-term loans	58.1	(259.3)
Net cash provided by (used for) financing activities	54.3	(279.6)
Net increase in cash and cash equivalents	28.2	33.8
Cash and cash equivalents, beginning of period	187.3	57.8
Cash and cash equivalents, end of period	$215.5	$91.6

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.                                      Organization and Significant Accounting Policies

Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”), is a stock life insurance company domiciled in the state of Connecticut.  ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in the District of Columbia and all states.

The condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Insurance Company of America (“IICA”) and ING Financial Advisers, LLC (“IFA”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

The condensed consolidated financial statements and notes as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004 (“interim periods”), have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans.  The Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, education (collectively “not-for-profit” organizations), and corporate markets.  The Company’s products generally are distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see footnote 9).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.                                      Recently Adopted Accounting Standards

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5: “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights.  EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” (“FIN 46(R)”).  EITF 04-5 is effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

EITF 04-5 had no impact on ILIAC as of June 30, 2005, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary.  Investments in limited partnerships are included in Other Investments on the Condensed Balance Sheets.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value.  FAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants.  Earlier adoption is encouraged.  FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method.  Under the modified-prospective method, compensation cost recognized in the first six months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R.  Results for prior periods are not restated.  Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS 123.  No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant.  All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent.  As a result of adopting FAS 123R, the Company’s net income for the three and six months ended June 30, 2005, is $0.3 and $0.8, lower, respectively, than if it had continued to account for share-based payments under APB 25.

3.                                      Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) represent policy acquisition costs that have been capitalized and are subject to amortization.  Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired.  The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

The amortization methodology used for DAC and VOBA varies by product type.  Universal life and investment-type products’, such as fixed and variable deferred annuities, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

Traditional life insurance products, primarily traditional whole life and term life insurance contracts, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

Activity for the six months ended June 30, 2005 and 2004, within DAC, was as follows:

	2005	2004
Balance at January 1	$414.5	$307.9
Adjustment for FAS No. 115	1.7	3.3
Deferrals	60.6	56.3
Interest accrued at 5% to 7%	14.4	11.1
Amortization	(28.1)	(23.2)
Implementation of SOP-TPA	—	0.2
Balance at June 30	$463.1	$355.6

Activity for the six months ended June 30, 2005 and 2004 within VOBA, was as follows:

	2005	2004
Balance at January 1	$1,365.2	$1,415.4
Adjustment for FAS No. 115	4.5	11.9
Deferrals	25.2	27.2
Interest accrued at 5% to 7%	44.8	46.5
Amortization	(124.4)	(108.6)
Balance at June 30	$1,315.3	$1,392.4

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.                                      Investments

Impairments

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains (losses), by type for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$7.6	52	$1.3	8
Total	$7.6	52	$1.3	8

	Six Months Ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$33.8	74	$6.4	36
Total	$33.8	74	$6.4	36

The remaining fair value of the fixed maturities with other-than-temporary impairments at June 30, 2005 and 2004 is $187.9 and $118.6, respectively.

5.                                      Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2005 and 2004 were 29.6% and 31.1%, respectively.  The effective tax rates for the six months ended June 30, 2005 and 2004 were 29.1% and 31.4%, respectively.  The effective rate differs from the statutory rate, and the decrease in the effective rate, for the three months ended June 30, 2005 is primarily due to an increase in the dividends received deduction, while the differential and decrease for the six months ended June 30, 2005 is related to both a decrease in pretax income and the increase in the dividends received deduction.

6.                                      Financing Agreements

The Company maintains an uncommitted revolving loan facility with SunTrust Bank, Atlanta (the “Bank”) to meet short-term cash requirements that arise in the ordinary course of business. Under this agreement, which is due on demand, the Company can borrow up to $125.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing.  Under the agreement, the Company incurred minimal interest expense for the three and six month periods ended June 30, 2005 and 2004, respectively.  At June 30, 2005, the Company had

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

$97.0 payable to the Bank.  At December 31, 2004, the Company did not have any balances payable to the Bank.  The outstanding balance of $97.0 at June 30, 2005 was repaid on July 1, 2005.

ILIAC maintains a reciprocal loan agreement with ING AIH, an indirect wholly-owned subsidiary of ING and affiliate to ILIAC, to facilitate the handling of unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, ILIAC and ING AIH can borrow up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31 from one another. Interest on any ILIAC borrowings is charged at the rate of ING AIH’s cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred minimal interest expense for the three and six months ended June 30, 2005, respectively, and earned interest income of $0.2 and $0.6 for the three and six months ended June 30, 2005, respectively. At June 30, 2005 and December 31, 2004, respectively, ILIAC had a $39.0 and $25.0 receivable from ING AIH under this agreement.

7.                                      Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $531.4, $427.4 of which was with related parties.  At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2, $440.4 of which was with related parties.  During the three and six months ended June 30, 2005, $36.9 and $42.6 were funded to related parties under these commitments, respectively.

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business.  Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief.  Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals.  While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.                                      Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income (loss) as of June 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities	$152.0	$46.6
Equity securities	7.9	13.0
DAC/VOBA	(3.3)	(4.4)
Sales inducements	(0.1)	(0.1)
Other investments	1.1	1.5
Subtotal	157.6	56.6
Less: deferred income taxes	55.0	16.6
Net unrealized capital gains	102.6	40.0
Minimum pension liability	(16.7)	—
Net accumulated other comprehensive income	$85.9	$40.0

Net unrealized capital gains allocated to experience-rated contracts of $305.3 and $97.1 at June 30, 2005 and 2004, respectively, are reflected on the Condensed Consolidated Balance Sheets in future policy benefits and claims reserves and are not included in shareholder’s equity.

Changes in accumulated other comprehensive income related to changes in net unrealized gains (losses) on securities, including securities pledged and excluding those related to experience-rated contractowners, were as follows:

	Six Months Ended June 30,
	2005	2004
Unrealized holding gains (losses) arising during the period (1)	$28.3	$(38.6)
Less: reclassification adjustment for gains and other items included in net income (2)	9.5	37.4
Net unrealized gains (losses) on securities	$18.8	$(76.0)

(1)          Pretax unrealized holding gains (losses) arising during the period were $49.3 and $(59.3), for the six months ended June 30, 2005 and 2004, respectively.

(2)          Pretax reclassification adjustments for gains (losses) and other items included in net income were $16.6 and $57.6, for the six months ended June 30, 2005 and 2004, respectively.

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.                                      Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the six months ended June 30, 2004, to reflect the correct balances, primarily related to investment contracts.  As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the six months ended June 30, 2004, as restated.  The following summarizes the adjustments:

	Previously
Six Months Ended June 30, 2004	Reported	Adjustment	Restated
Net cash used for operating activities	$119.9	$308.7	$428.6
Net cash used for investing activities	(99.0)	(16.2)	(115.2)
Net cash provided by financing activities	12.9	(292.5)	(279.6)

Item 2.          Management’s Narrative Analysis of the Consolidated Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for the three and six month periods ended June 30, 2005 and 2004, and financial condition as of June 30, 2005 and December 31, 2004.  This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company’s investment portfolio such as changes in credit quality, price volatility, and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC.  Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

The Company’s results of operations for the three and six months ended June 30, 2005, reflect higher assets under management (“AUM”), increasing deposits and sales, changing equity market and interest rate conditions, and portfolio realignment, as well as rising expenses.

Revenues

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$270.1	$241.6	$28.5	11.8%
Fee income	117.7	112.8	4.9	4.3%
Premiums	12.4	8.8	3.6	40.9%
Net realized capital gains (losses)	5.2	(2.6)	7.8	NM
Other income	0.9	0.9	—	0.0%
Total revenue	$406.3	$361.5	$44.8	12.4%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$524.5	$479.2	$45.3	9.5%
Fee income	235.9	230.0	5.9	2.6%
Premiums	26.2	19.7	6.5	33.0%
Net realized capital (losses) gains	1.9	15.9	(14.0)	-88.1%
Other income	2.1	0.8	1.3	NM
Total revenue	$790.6	$745.6	$45.0	6.0%

NM - Not meaningful

Total revenue increased for the three and six months ended June 30, 2005, respectively, primarily due to changes in Net investment income, Fee income, and Net realized capital gains (losses). Net investment income for the three and six months ended June 30, 2005 increased due to higher average fixed AUM.  The increase in average fixed AUM reflects the increase in contractowner deposits for existing products, as well as a rise in sales, net of surrenders and withdrawals. The increase in sales mainly reflects the 403(b) education products.  Fee income also increased for the three and six months ended June 30, 2005, as average variable AUM increased, driven by market increases in the latter part of 2004.  Partially offsetting this increase is a decline in deposits received for variable products, net of surrenders and withdrawals.  Premiums increased due to the rise in annuitizations in rollover/payout products.  Changing interest rate conditions contributed to the fluctuations in Net realized capital gains (losses). During the three and six months ended June 30, 2005, realized gains on open derivative contracts decreased.  In addition, the Company sold various fixed maturities in an effort to realign the investment portfolio more closely to the business, which resulted in an increase in realized gains.  However, for the six months ended June 30, 2005, these gains were mostly offset by an increase in realized losses from impairments.

Other income did not fluctuate significantly during the three and six month periods ended June 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other benefits to contractowners	$191.7	$177.6	$14.1	7.9%
Operating expenses	105.8	92.7	13.1	14.1%
Amortization of deferred policy acquisition costs and value of business acquired	44.1	36.3	7.8	21.5%
Interest expense	0.2	0.2	—	0.0%
Total benefits and expenses	$341.8	$306.8	$35.0	11.4%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other benefits to contractowners	$379.4	$365.2	$14.2	3.9%
Operating expenses	208.6	186.8	21.8	11.7%
Amortization of deferred policy acquisition costs and value of business acquired	93.3	74.2	19.1	25.7%
Interest expense	0.4	0.3	0.1	33.3%
Total benefits and expenses	$681.7	$626.5	$55.2	8.8%

Interest credited and other benefits to contractowners for the three and six months ended June 30, 2005 increased, primarily due to higher average fixed AUM. In addition, Operating expenses increased in conjunction with the overall growth of the business for the three and six months ended June 30, 2005.  The increase was primarily driven by increases in general expenses related to the overall growth of the business, as well as an increase in net commissions.  Amortization of DAC and VOBA also increased for the three and six months ended June 30, 2005, due to increased growth and profitability of the business.

Net Income and Taxes

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Income before income taxes	$64.5	$54.7	$9.8	17.9%
Income tax expense	19.1	17.0	2.1	12.4%
Net income	$45.4	$37.7	$7.7	20.4%

Effective tax rate	29.6%	31.1%	NM	-4.7%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Income before income taxes	$108.9	$119.1	$(10.2)	-8.6%
Income tax expense	31.7	37.4	(5.7)	-15.2%
Net income	$77.2	$81.7	$(4.5)	-5.5%

Effective tax rate	29.1%	31.4%	NM	-7.3%

NM - Not meaningful.

Income tax expense increased for the three months and decreased for the six months ended June 30, 2005, respectively, in conjunction with the overall change in pretax income for each period and the dividends received deduction.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options.  The investment management function is centralized under ING Investment Management LLC (“IIM”), an affiliate of the Company, pursuant to an investment advisory agreement.  Separate portfolios are established for each general type of product within the Company.

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, and market risk. The Company does not seek hedge accounting treatment.

Portfolio Composition

The following table presents the investment portfolio at June 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including securities pledged	$18,642.3	91.8%	$18,425.6	92.1%
Equity securities	164.0	0.8%	162.6	0.8%
Mortgage loans on real estate	1,153.5	5.7%	1,090.2	5.5%
Policy loans	259.7	1.3%	262.7	1.3%
Other investments	81.6	0.4%	57.0	0.3%
	$20,301.1	100.0%	$19,998.1	100.0%

Fixed Maturities

Fixed maturities available-for-sale as of June 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government agencies and authorities	$247.3	$1.0	$0.1	$248.2
States, municipalities, and political subdivisions	60.0	1.9	1.0	60.9

U.S. corporate securities:
Public utilities	1,495.3	75.6	5.1	1,565.8
Other corporate securities	6,645.0	291.9	34.8	6,902.1
Total U.S. corporate securities	8,140.3	367.5	39.9	8,467.9

Foreign securities:
Government	310.4	6.9	2.2	315.1
Other	638.6	30.8	3.3	666.1
Total foreign securities	949.0	37.7	5.5	981.2

Residential mortgage-backed securities	5,885.4	71.0	41.0	5,915.4
Commercial mortgage-backed securities	1,897.1	66.7	3.1	1,960.7
Other asset-backed securities	1,005.9	11.8	9.7	1,008.0

Total fixed maturities, including fixed maturities pledged	18,185.0	557.6	100.3	18,642.3
Less: fixed maturities pledged	1,252.5	14.6	2.2	1,264.9

Fixed maturities	$16,932.5	$543.0	$98.1	$17,377.4

Fixed maturities available-for-sale as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government agencies and authorities	$197.3	$0.9	$0.9	$197.3
States, municipalities, and political subdivisions	32.1	0.2	0.9	31.4

U.S. corporate securities:
Public utilities	1,207.6	50.0	5.0	1,252.6
Other corporate securities	5,846.5	275.0	25.4	6,096.1
Total U.S. corporate securities	7,054.1	325.0	30.4	7,348.7

Foreign securities:
Government	660.2	33.9	3.1	691.0
Other	1,656.4	78.4	6.1	1,728.7
Total foreign securities	2,316.6	112.3	9.2	2,419.7

Residential mortgage-backed securities	5,497.6	65.6	58.2	5,505.0
Commercial mortgage-backed securities	1,491.2	73.2	4.4	1,560.0
Other asset-backed securities	1,354.6	22.6	13.7	1,363.5

Total fixed maturities, including fixed maturities pledged	17,943.5	599.8	117.7	18,425.6
Less: fixed maturities pledged	1,258.8	18.0	2.5	1,274.3

Fixed maturities	$16,684.7	$581.8	$115.2	$17,151.3

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  The average quality rating of the Company’s fixed maturities portfolio was AA- at June 30, 2005 and December 31, 2004.  Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,814.2	47.3%	$8,675.4	47.1%
AA	1,022.7	5.5%	910.4	4.9%
A	3,770.6	20.2%	3,754.3	20.4%
BBB	4,304.0	23.1%	4,311.4	23.4%
BB	657.3	3.5%	698.9	3.8%
B and below	73.5	0.4%	75.2	0.4%
Total	$18,642.3	100.0%	$18,425.6	100.0%

96.1% and 95.8% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$8,528.8	45.8%	$7,380.1	40.1%
Residential mortgage-backed	5,915.4	31.7%	5,505.0	29.9%
Foreign (1)	981.2	5.3%	2,419.7	13.1%
Commercial/multifamily mortgage-backed	1,960.7	10.5%	1,560.0	8.5%
Asset-backed	1,008.0	5.4%	1,363.5	7.4%
U.S. treasuries/agencies	248.2	1.3%	197.3	1.0%
Total	$18,642.3	100.0%	$18,425.6	100.0%

(1)           Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,153.5 at June 30, 2005 and $1,090.2 at December 31, 2004.  These loans are reported at amortized cost, less impairment writedowns.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral.  If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell.  The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss.  At June 30, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 91.8% and 92.1% of the Company’s total investment portfolio at June 30, 2005 and December 31, 2004, respectively.  Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months below amortized cost	$20.9	20.8%	$1.5	1.5%	$37.3	31.7%	$0.5	0.4%
More than six months and less than twelve months below amortized cost	20.2	20.1%	0.8	0.8%	33.1	28.1%	1.6	1.4%
More than twelve months below amortized cost	55.9	55.8%	1.0	1.0%	44.4	37.7%	0.8	0.7%
Total unrealized loss	$97.0	96.7%	$3.3	3.3%	$114.8	97.5%	$2.9	2.5%

Unrealized losses at June 30, 2005, were primarily related to interest rate movement or spread widening for other than credit-related reasons and to asset-backed securities.  Asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss positions at June 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$7.8	$12.8	$25.4
Asset-backed securities	14.6	8.2	31.5
Total unrealized loss	$22.4	$21.0	$56.9
Carrying amount	$2,814.8	$1,856.6	$1,939.1

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2005:

			Commercial/
		Residential	Multi-family		U.S.
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total
Less than six months below amortized cost	$6.3	$13.7	$0.4	$1.5	$—	$0.5	$22.4
More than six months and less than twelve months below amortized cost	10.9	5.4	0.8	1.9	—	2.0	21.0
More than twelve months below amortized cost	23.8	21.9	1.9	2.1	—	7.2	56.9
Total unrealized loss	$41.0	$41.0	$3.1	$5.5	$—	$9.7	$100.3

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis.  Management considers the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value.  If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in other asset-backed securities.  Determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment.  An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The following table identifies the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$7.6	52	$1.3	8
Total	$7.6	52	$1.3	8

	Six Months Ended June 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$33.8	74	$6.4	36
Total	$33.8	74	$6.4	36

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments.  Net realized capital gains (losses) on investments were as follows:

	Three Months Ended June 30,
	2005	2004
Fixed maturities	$8.3	$(23.0)
Equity securities	1.7	1.9
Derivatives	(4.8)	17.7
Other	—	0.8
Pretax net realized capital gains (losses)	$5.2	$(2.6)
After-tax net realized capital gains (losses)	$3.4	$(1.7)

	Six Months Ended June 30,
	2005	2004
Fixed maturities	$(5.2)	$(5.4)
Equity securities	1.7	1.9
Derivatives	5.4	18.0
Other	—	1.4
Pretax net realized capital gains	$1.9	$15.9
After-tax net realized capital gains	$1.2	$10.3

Net realized capital gains allocated to experience-rated contracts of $18.4 and $14.1 for the three months ended June 30, 2005 and 2004, respectively, and $13.8 and $48.7 for the six months ended June 30, 2005 and 2004, respectively, were deducted from net realized capital gains (losses), and an offsetting amount was reflected in future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets.  Net unamortized realized gains allocated to experience-rated contractowners were $239.4 and $233.4 at June 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, proceeds from the maturing and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments.  Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates.  As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows.  Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance.  Contractowners bear the investment risk related to variable annuity products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31.  The Company had $39.0 and $25.0 receivable from ING AIH under the reciprocal loan agreement as of June 30, 2005 and December 31, 2004, respectively.  ILIAC also maintains a $125.0 uncommitted revolving note facility with SunTrust Bank and a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York.  At June 30, 2005, the Company had $97.0 outstanding under the revolving note facility with SunTrust Bank, which was repaid on July 1, 2005, and no amounts outstanding as of December 31, 2004.  Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

ILIAC has entered into agreements with ING Insurance Company of America (“IICA”), under which ILIAC has agreed to cause IICA to have sufficient capital to meet certain capital and surplus levels. ILIAC did not make capital contributions to IICA during the six month periods ended June 30, 2005 and 2004.

ILIAC did not pay dividends to its parent or receive capital contributions from its parent during the six month periods ended June 30, 2005 and 2004.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards Footnote to the condensed consolidated financial statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales.  The President has also established an advisory panel to study reform of the Internal Revenue Code.  The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of September 2005.  The recommendations of this panel, if enacted by Congress, could affect the tax treatment of life insurance companies and products.  Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered.  Prospects for enactment and the ultimate effect of these proposals are uncertain.

Item 4.          Controls and Procedures

a)              The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  This discussion should be read in conjunction with the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report.

Item 6.    Exhibits

3.(i)                            Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

3.(ii)                         Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective January 1, 2005, incorporated by reference to the ILIAC Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-23376).

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

Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003

Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

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

ING LIFE INSURANCE AND ANNUITY COMPANY
(Registrant)

	By	/s/ David A. Wheat
David A. Wheat
Director, Executive Vice President and Chief Financial Officer
August 11, 2005		(Duly Authorized Officer and Principal Financial Officer)
(Date)