Form 10-Q
period 2005-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2005-11-14
CIK 837010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to Commission file number: 333-86276, 333-86278, 333-123934
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS employer identification no.) 06156 (Zip code)
Registrant's telephone number, including area code (860) 723-4646

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 10, 2005, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2005

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$244.6	$251.6	$769.1	$730.8
Fee income	123.5	110.6	358.8	340.6
Premiums	9.1	7.4	35.3	27.1
Net realized capital gains	24.2	3.7	26.1	19.6
Other income	2.5	1.5	5.2	2.3
Total revenue	403.9	374.8	1,194.5	1,120.4
Benefits and expenses:
Interest credited and other benefits
to contractowners	180.0	185.3	559.4	550.5
Operating expenses	118.8	93.5	327.4	280.3
Amortization of deferred policy acquisition
costs and value of business acquired	29.6	34.6	122.9	108.8
Interest expense	0.5	0.1	0.9	0.4
Total benefits and expenses	328.9	313.5	1,010.6	940.0
Income before income taxes	75.0	61.3	183.9	180.4
Income tax (benefit) expense	(46.0)	(14.3)	(14.3)	23.1
Net income	$121.0	$75.6	$198.2	$157.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
Assets	(Unaudited)
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,418.7 at 2005 and $16,684.7 at 2004)	$16,539.4	$17,151.3
Equity securities, available-for-sale, at fair value
(cost of $160.7 at 2005 and $153.9 at 2004)	168.5	162.6
Mortgage loans on real estate	1,279.0	1,090.2
Policy loans	263.0	262.7
Other investments	118.1	57.0
Securities pledged (amortized cost of $1,645.0
at 2005 and $1,258.8 at 2004 )	1,649.1	1,274.3
Total investments	20,017.1	19,998.1
Cash and cash equivalents	260.4	187.3
Short-term investments under securities loan agreement	774.1	219.5
Accrued investment income	210.8	181.7
Receivables for securities sold	150.2	0.2
Reinsurance recoverable	2,815.3	2,902.7
Deferred policy acquisition costs	488.4	414.5
Value of business acquired	1,310.2	1,365.2
Notes receivable from affiliate	175.0	175.0
Due from affiliates	24.3	25.9
Other assets	62.8	67.2
Assets held in separate accounts	35,143.5	33,310.5
Total assets	$61,432.1	$58,847.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
Liabilities and Shareholder's Equity	(Unaudited)
Future policy benefits and claims reserves	$21,045.8	$20,886.4
Payables for securities purchased	44.4	25.1
Payables under securities loan agreement	774.0	219.5
Borrowed money	894.4	1,057.4
Due to affiliates	106.8	49.4
Current income taxes	51.1	82.6
Deferred income taxes	193.2	209.3
Other liabilities	291.8	283.4
Liabilities related to separate accounts	35,143.5	33,310.5
Total liabilities	58,545.0	56,123.6

Shareholder's equity:
Common stock (100,000 shares authorized; 55,000 shares issued
and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,578.8	4,576.5
Accumulated other comprehensive income	29.5	67.1
Retained earnings (deficit)	(1,724.0)	(1,922.2)
Total shareholder's equity	2,887.1	2,724.2
Total liabilities and shareholder's equity	$61,432.1	$58,847.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-in	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income	(Deficit)	Equity

Balance at December 31, 2003	$2.8	$4,646.5	$116.0	$(2,119.4)	$2,645.9
Comprehensive income:
Net income	-	-	-	157.3	157.3
Other comprehensive loss,
net of tax:
Change in net unrealized
gain (loss) on securities
($(60.9) pretax)	-	-	(39.6)	-	(39.6)
Total comprehensive income					117.7
Other	-	-	-	(2.1)	(2.1)
Balance at September 30, 2004	$2.8	$4,646.5	$76.4	$(1,964.2)	$2,761.5

Balance at December 31, 2004	$2.8	$4,576.5	$67.1	$(1,922.2)	$2,724.2
Comprehensive income:
Net income	-	-	-	198.2	198.2
Other comprehensive loss,
net of tax:
Change in net unrealized
gain (loss) on securities
($(48.8) pretax)	-	-	(37.6)	-	(37.6)
Total comprehensive income					160.6
Employee share-based payments	-	2.3	-	-	2.3
Balance at September 30, 2005	$2.8	$4,578.8	$29.5	$(1,724.0)	$2,887.1

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$829.3	$599.3

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	15,263.6	21,496.7
Equity securities, available-for-sale	60.5	43.1
Mortgage loans on real estate	151.7	12.4
Acquisition of:
Fixed maturities, available-for-sale	(15,573.8)	(21,177.9)
Equity securities, available-for-sale	(61.1)	(41.6)
Mortgage loans on real estate	(340.5)	(317.2)
Policy loans	(0.3)	5.9
Other investments	(55.1)	(290.6)
Purchases of property and equipment, net	(9.5)	(4.9)
Net cash used for investing activities	(564.5)	(274.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,587.6	1,620.1
Maturities and withdrawals from investment contracts	(1,616.3)	(1,347.0)
Short-term loans	(163.0)	(486.8)
Net cash used for financing activities	(191.7)	(213.7)
Net increase in cash and cash equivalents	73.1	111.5
Cash and cash equivalents, beginning of period	187.3	57.8
Cash and cash equivalents, end of period	$260.4	$169.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in the District of Columbia and all states.

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

On September 30, 2005, ILIAC entered into an agreement and plan of merger with IICA, whereby IICA will merge with and into ILIAC. The anticipated merger date is December 31, 2005. As of the merger date, IICA will cease to exist and ILIAC will be the surviving corporation. The merger is subject to certain regulatory approvals, including approval by the State of Florida Office of Insurance Regulation and the State of Connecticut Insurance Department. The merger is not expected to have any impact on ILIAC, as IICA, a wholly-owned subsidiary, is already included in the consolidated financial statements.

The condensed consolidated financial statements and notes as of September 30, 2005 (unaudited) and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 (“unaudited interim periods”), have been prepared in accordance with accounting principles generally accepted in the United States.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the unaudited interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the unaudited interim periods may not be considered indicative of results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Note 9).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.	New and Recently Adopted Accounting Standards

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration life insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” (“FIN 46(R)”). EITF 04-5 is effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

EITF 04-5 had no impact on ILIAC as of September 30, 2005, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first nine months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS No.123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the three and nine months ended September 30, 2005, is $0.7 and $1.5 lower, respectively, than if it had continued to account for share-based payments under APB 25.

3.	Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs (“DAC”) represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins plus surrender charges.

FAS No. 60 applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

Activity for the nine months ended September 30, 2005 and 2004, within DAC, was as follows:

	2005	2004
Balance at January 1	$414.5	$307.9
Deferrals of commissions and expenses	92.6	85.4
Amortization:
Amortization	(44.3)	(32.6)
Interest accrued at 5% to 7%	22.4	17.4
Net amortization included in the Statements of Operations	(21.9)	(15.2)
Change in unrealized gains and losses on
available-for-sale securities	3.2	1.7
Implementation of the SOP and TPA	-	0.2
Balance at September 30	$488.4	$380.0

Activity for the nine months ended September 30, 2005 and 2004, within VOBA, was as follows:

	2005	2004
Balance at January 1	$1,365.2	$1,415.4
Deferrals of commissions and expenses	36.9	37.4
Amortization:
Amortization	(167.6)	(163.2)
Interest accrued at 5% to 7%	66.6	69.6
Net amortization included in the Statements of Operations	(101.0)	(93.6)
Change in unrealized gains and losses on
available-for-sale securities	9.1	5.3
Balance at September 30	$1,310.2	$1,364.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Impairments

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains (losses), by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$3.3	11	$5.6	26
Total	$3.3	11	$5.6	26

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$37.1	78	$12.0	49
Total	$37.1	78	$12.0	49

The fair value of the fixed maturities which have had other-than-temporary impairments as of September 30, 2005 and 2004 is $174.3 and $134.7, respectively.

5.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2005 and 2004 were (61.3)% and (23.3)%, respectively. The effective tax rates for the nine months ended September 30, 2005 and 2004 were (7.8)% and 12.8%, respectively. The effective rate differs from the statutory rate primarily due to the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
IRS audit settlement	(77.6)%	(53.8)%	(31.7)%	(18.3)%
Dividends received deduction	(18.6)%	(4.8)%	(11.2)%	(4.1)%
Other	(0.1)%	0.3%	0.1%	0.2%
Total effective tax rate	(61.3)%	(23.3)%	(7.8)%	12.8%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Internal Revenue Service (“IRS”) completed an examination of the Company’s returns through tax year 2001. The provisions as of September 30, 2005 and 2004 reflect non-recurring, favorable adjustments resulting from a reduction in the tax liability that is no longer necessary based on the results of the current IRS examination, monitoring the activities of the IRS with respect to this issue with other taxpayers, and the merits of the Company’s positions.

The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003.

6.	Financing Agreements

ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31. Interest on any ILIAC borrowings is charged at the rate of ING AIH’s cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.3 for the three and nine months ended September 30, 2005, and earned interest income of $0.2 and $0.8 for the three and nine months ended September 30, 2005, respectively. ILIAC incurred minimal interest expense for the three months ended September 30, 2004, incurred interest expense of $0.1 for the nine months ended September 30, 2004, and earned interest income of $0.5 and $1.0 for the three and nine months ended September 30, 2004, respectively. At September 30, 2005 and December 31, 2004, ILIAC had $20.0 and $25.0 receivable from ING AIH under this agreement, respectively.

Prior to September 30, 2005, the Company also maintained a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta (“SunTrust”). At December 31, 2004, the Company had no amounts outstanding under the revolving note facility. Effective September 30, 2005, the Company no longer maintains the SunTrust note facility.

7.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $573.6, $416.0 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2, $440.4 of which was with related parties.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the nine months ended September 30, 2005 $54.0 was funded to related parties under these commitments.

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

8.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income (loss) as of September 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$124.8	$543.8
Equity securities, available-for-sale	7.8	10.2
DAC/VOBA adjustment on available-for-sale securities	2.8	(12.6)
Sales inducements amortization adjustment	-	(0.1)
Other investments (primarily limited partnerships)	7.3	1.0
Less: allocation to experience-rated contracts	66.5	424.4
Subtotal	76.2	117.9
Less: deferred income taxes	30.0	41.5
Net unrealized capital gains	46.2	76.4
Minimum pension liability	(16.7)	-
Accumulated other comprehensive income	$29.5	$76.4

Net unrealized capital gains allocated to experience-rated contracts at September 30, 2005 and 2004, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in accumulated other comprehensive income, net of DAC/VOBA and tax, related to changes in net unrealized gains (losses) on securities, including securities pledged and excluding those related to experience-rated contractowners, were as follows:

	Nine Months Ended September 30,
	2005	2004
Net unrealized holding gains arising during the period (1)	$1.8	$3.1
Less: reclassification adjustment for realized gains and other
items included in net income (2)	39.4	42.7
Net unrealized losses on securities	$(37.6)	$(39.6)

(1)	Pretax unrealized holding gains arising during the period were $2.4 and $4.7, for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Pretax reclassification adjustments for realized gains and other items included in net income were $51.2 and $65.6, for the nine months ended September 30, 2005 and 2004, respectively.

9.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the correct balances, primarily related to investment contracts and short-term loans. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, as restated. The following summarizes the adjustments:

	Previously
Nine Months Ended September 30, 2004	Reported	Adjustment	Restated
Net cash provided by operating activities	$430.5	$168.8	$599.3
Net cash used for investing activities	(235.3)	(38.8)	(274.1)
Net cash used for financing activities	(83.7)	(130.0)	(213.7)

Item 2.	Management’s Narrative Analysis of the Consolidated Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2005 and 2004, and financial condition as of September 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

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

Merger

On September 30, 2005, ILIAC entered into an agreement and plan of merger with IICA, its wholly owned subsidiary, whereby IICA will merge with and into ILIAC. The anticipated merger date is December 31, 2005. As of the merger date, IICA will cease to exist and ILIAC will be the surviving corporation. The merger is subject to certain regulatory approvals, including approval by the State of Florida Office of Insurance Regulation and the State of Connecticut Insurance Department. The merger is not expected to have any impact on ILIAC, as IICA, a wholly owned subsidiary, is already included in the consolidated financial statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plan qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated on average variable assets under management (“AUM”), (b) net investment income earned on average fixed AUM, and (c) certain other fees. Fee income is primarily generated from separate account assets, which are deposited to the Company through the sale of variable annuity contracts. Net investment income from average fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of interest credited and other benefits to contractowners, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), expenses related to the selling and services of the various products offered by the Company, and other general business expenses.

The Company’s results of operations for the three and nine months ended September 30, 2005, and changes therein, were primarily impacted by higher AUM, increasing sales and cash flows, changing equity market and interest rate conditions, portfolio realignment, and rising expenses. Equity market conditions for the three and nine months ended September 30, 2005 positively impacted the Company, as increases in the equity market increased the value of the Company’s average variable AUM. Interest rate conditions for the three and nine months ended September 30, 2005 also had a positive impact to the Company, as declining interest rates for most of the period increased the value of the Company’s average fixed AUM.

	Three Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$244.6	$251.6	$(7.0)	(2.8)%
Fee income	123.5	110.6	12.9	11.7%
Premiums	9.1	7.4	1.7	23.0%
Net realized capital gains	24.2	3.7	20.5	NM
Other income	2.5	1.5	1.0	66.7%
Total revenue	403.9	374.8	29.1	7.8%

Benefits and expenses:
Interest credited and other
benefits to contractowners	180.0	185.3	(5.3)	(2.9)%
Operating expenses	118.8	93.5	25.3	27.1%
Amortization of deferred policy
acquisition costs and value
of business acquired	29.6	34.6	(5.0)	(14.5)%
Interest expense	0.5	0.1	0.4	NM
Total benefits and expenses	328.9	313.5	15.4	4.9%

Income before income taxes	75.0	61.3	13.7	22.3%
Income tax (benefit) expense	(46.0)	(14.3)	(31.7)	NM
Net income	$121.0	$75.6	$45.4	60.1%

Effective tax rate	(61.3)%	(23.3)%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$769.1	$730.8	$38.3	5.2%
Fee income	358.8	340.6	18.2	5.3%
Premiums	35.3	27.1	8.2	30.3%
Net realized capital gains	26.1	19.6	6.5	33.2%
Other income	5.2	2.3	2.9	126.1%
Total revenue	1,194.5	1,120.4	74.1	6.6%

Benefits and expenses:
Interest credited and other
benefits to contractowners	559.4	550.5	8.9	1.6%
Operating expenses	327.4	280.3	47.1	16.8%
Amortization of deferred policy
acquisition costs and value
of business acquired	122.9	108.8	14.1	13.0%
Interest expense	0.9	0.4	0.5	125.0%
Total benefits and expenses	1,010.6	940.0	70.6	7.5%

Income before income taxes	183.9	180.4	3.5	1.9%
Income tax (benefit) expense	(14.3)	23.1	(37.4)	(161.9)%
Net income	$198.2	$157.3	$40.9	26.0%

Effective tax rate	(7.8)%	12.8%

NM - Not meaningful.

Revenues

Total revenue increased for the three and nine months ended September 30, 2005, respectively, primarily due to changes in Net investment income, Fee income, Premiums, and Net realized capital gains (losses). Net investment income for the nine months ended September 30, 2005 increased due to higher average fixed AUM, partially offset by lower investment yields. The increase in average fixed AUM reflects the increase in contractowner deposits for existing products as well as a rise in sales, net of surrenders and withdrawals. The increase in sales mainly reflects 401(k) and 403(b) products. These increases were more than offset for the three months ended September 30, 2005, by increases in mortgage loan pre-payment income allocated to experience-rated contractowners. Fee income increased for the three and nine months ended September 30, 2005, as average variable AUM increased, driven by equity market increases in late 2004 that continued in 2005. Partially offsetting this increase is a decline in margin rates charged on variable AUM. Premiums increased for the three and nine months ended September 30, 2005 due to the rise in annuitizations in rollover/payout products. Changing interest rate conditions contributed to the increase in Net realized capital gains (losses). During the nine months ended September 30, 2005, interest rates declined for most of the period and slightly increased toward the end of the period. These declining interest rates increased the value of the Company’s fixed maturities portfolio, which resulted in an increase in realized gains, as the Company sold several fixed maturities during the second quarter of 2005, in conjunction with its realignment of investments, to more closely match its business needs. However, for the nine months ended September 30, 2005, these gains were partially offset by an increase in realized losses from impairments.

Other income did not fluctuate significantly during the three and nine month periods ended September 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2005, respectively, primarily due to changes in Interest credited and other benefits to contractowners, Operating expenses, and Amortization of DAC and VOBA. During the nine months ended September 30, 2005, Interest credited and other benefits to contractowners increased mainly due to higher average fixed AUM. This increase was more than offset for the three months ended September 30, 2005, by higher surrenders on the Company’s run-off annuity block of business. In addition, Operating expenses increased in conjunction with the overall growth of the business for the three and nine months ended September 30, 2005, primarily driven by a rise in benefit costs, strategic spending on projects such as the implementation of the Sarbanes-Oxley Act of 2002, and net commissions. During the three and nine months ended September 30, 2005, Amortization of DAC and VOBA increased due to increased gross profits, which were driven by higher fixed and variable margins due to higher asset volume, partially offset by higher expenses. However, for the three months ended September 30, 2005, this increase was more than offset by declining amortization related to positive unlocking, primarily due to favorable equity market performance and revision of policyholder withdrawal behavior assumptions.

Interest expense did not fluctuate significantly during the three and nine month periods ended September 30, 2005, compared to the same periods for 2004.

Net Income and Taxes

Income tax benefit increased for the three and nine months ended September 30, 2005, respectively, mainly due to the dividends received deduction and non-recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service (“IRS”) audit settlement.

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

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the Company has not historically sought hedge accounting treatment.

Portfolio Composition

The following table presents the investment portfolio at September 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including
securities pledged	$18,188.5	90.9%	$18,425.6	92.1%
Equity securities	168.5	0.8%	162.6	0.8%
Mortgage loans on real estate	1,279.0	6.4%	1,090.2	5.5%
Policy loans	263.0	1.3%	262.7	1.3%
Other investments	118.1	0.6%	57.0	0.3%
	$20,017.1	100.0%	$19,998.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of September 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$633.2	$0.7	$10.2	$623.7
States, municipalities, and political
subdivisions	64.9	1.4	1.3	65.0

U.S. corporate securities:
Public utilities	1,219.5	33.2	12.3	1,240.4
Other corporate securities	6,043.4	145.2	76.9	6,111.7
Total U.S. corporate securities	7,262.9	178.4	89.2	7,352.1

Foreign securities:
Government	560.2	30.1	5.5	584.8
Other	1,798.7	54.9	19.1	1,834.5
Total foreign securities	2,358.9	85.0	24.6	2,419.3

Residential mortgage-backed securities	4,567.9	43.4	67.3	4,544.0
Commercial mortgage-backed securities	2,071.9	38.4	20.7	2,089.6
Other asset-backed securities	1,104.0	7.4	16.6	1,094.8

Total fixed maturities, including fixed
maturities pledged	18,063.7	354.7	229.9	18,188.5
Less: fixed maturities pledged	1,645.0	13.2	9.1	1,649.1

Fixed maturities	$16,418.7	$341.5	$220.8	$16,539.4

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$197.3	$0.9	$0.9	$197.3
States, municipalities, and political
subdivisions	32.1	0.2	0.9	31.4

U.S. corporate securities:
Public utilities	1,207.6	50.0	5.0	1,252.6
Other corporate securities	5,846.5	275.0	25.4	6,096.1
Total U.S. corporate securities	7,054.1	325.0	30.4	7,348.7

Foreign securities:
Government	660.2	33.9	3.1	691.0
Other	1,656.4	78.4	6.1	1,728.7
Total foreign securities	2,316.6	112.3	9.2	2,419.7

Residential mortgage-backed securities	5,497.6	65.6	58.2	5,505.0
Commercial mortgage-backed securities	1,491.2	73.2	4.4	1,560.0
Other asset-backed securities	1,354.6	22.6	13.7	1,363.5

Total fixed maturities, including fixed
maturities pledged	17,943.5	599.8	117.7	18,425.6
Less: fixed maturities pledged	1,258.8	18.0	2.5	1,274.3

Fixed maturities	$16,684.7	$581.8	$115.2	$17,151.3

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2005 and December 31, 2004. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,258.5	45.4%	$8,675.4	47.1%
AA	1,010.8	5.6%	910.4	4.9%
A	4,014.7	22.1%	3,754.3	20.4%
BBB	4,157.1	22.8%	4,311.4	23.4%
BB	648.2	3.6%	698.9	3.8%
B and below	99.2	0.5%	75.2	0.4%
Total	$18,188.5	100.0%	$18,425.6	100.0%

95.9% and 95.8% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$7,417.1	40.8%	$7,380.1	40.1%
Residential mortgage-backed	4,544.0	25.0%	5,505.0	29.9%
Foreign (1)	2,419.3	13.3%	2,419.7	13.1%
Commercial/multifamily mortgage-backed	2,089.6	11.5%	1,560.0	8.5%
Other asset-backed	1,094.8	6.0%	1,363.5	7.4%
U.S. Treasuries/Agencies	623.7	3.4%	197.3	1.0%
Total	$18,188.5	100.0%	$18,425.6	100.0%

(1)	Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,279.0 and $1,090.2 at September 30, 2005 and December 31, 2004, respectively. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At September 30, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 90.9% and 92.1% of the Company’s total investment portfolio at September 30, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$98.4	42.8%	$2.8	1.2%	$37.3	31.7%	$0.5	0.4%
More than six months
and less than twelve
months below
amortized cost	46.2	20.1%	2.2	1.0%	33.1	28.1%	1.6	1.4%
More than twelve months
below amortized cost	78.9	34.3%	1.4	0.6%	44.4	37.7%	0.8	0.7%
Total unrealized loss	$223.5	97.2%	$6.4	2.8%	$114.8	97.5%	$2.9	2.5%

Unrealized losses at September 30, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss positions at September 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$55.3	$30.0	$40.0
Mortgage and other asset-backed securities	45.9	18.4	40.3
Total unrealized loss	$101.2	$48.4	$80.3
Carrying amount	$7,048.7	$2,145.8	$1,774.2

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2005:

			Commercial/
		Residential	Multi-family		U.S.	Other
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total
Less than six months
below amortized cost	$35.4	$29.3	$12.8	$11.1	$8.8	$3.8	$101.2
More than six months
and less than twelve
months below
amortized cost	22.5	10.7	3.6	7.4	0.1	4.1	48.4
More than twelve months
below amortized cost	32.6	27.3	4.3	6.1	1.3	8.7	80.3
Total unrealized loss	$90.5	$67.3	$20.7	$24.6	$10.2	$16.6	$229.9

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

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

The following table identifies the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$3.3	11	$5.6	26
Total	$3.3	11	$5.6	26

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$37.1	78	$12.0	49
Total	$37.1	78	$12.0	49

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments and derivative changes in value. Net realized capital gains (losses) on investments were as follows:

	Three Months Ended September 30,
	2005	2004
Fixed maturities	$25.3	$6.5
Equity securities	4.5	2.2
Derivatives	(1.0)	(5.8)
Other	(0.2)	-
Less: allocation to experience-rated contracts	4.4	(0.8)
Pretax net realized capital gains	$24.2	$3.7
After-tax net realized capital gains	$15.7	$2.4

	Nine Months Ended September 30,
	2005	2004
Fixed maturities	$29.6	$49.8
Equity securities	6.2	4.1
Derivatives	4.4	12.2
Other	(0.2)	1.4
Less: allocation to experience-rated contracts	13.9	47.9
Pretax net realized capital gains	$26.1	$19.6
After-tax net realized capital gains	$17.0	$12.7

Net realized capital gains (losses) allocated to experience-rated contracts for the three and nine months ended September 30, 2005 and 2004, respectively, were deducted from net realized capital gains (losses), and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized gains allocated to experience-rated contractowners were $249.9 and $233.4 at September 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, and contract maturities, withdrawals, and surrenders.

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. The Company had $20.0 and $25.0 receivable from ING AIH under the reciprocal loan agreement as of September 30, 2005 and December 31, 2004, respectively. ILIAC also maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. The Company had no amounts outstanding under the revolving note facility at September 30, 2005 or December 31, 2004. Prior to September 30, 2005, the Company also maintained a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta (“SunTrust”). At December 31, 2004, the Company had no amounts outstanding under the revolving note facility. Effective September 30, 2005, the Company no longer maintains the SunTrust note facility. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

ILIAC has entered into agreements with ING Insurance Company of America (“IICA”), under which ILIAC has agreed to cause IICA to have sufficient capital to meet certain capital and surplus levels. ILIAC did not make capital contributions to IICA during the nine month periods ended September 30, 2005 and 2004.

ILIAC did not pay dividends to its parent or receive capital contributions from its parent during the nine month periods ended September 30, 2005 and 2004.

Recently Adopted Accounting Standards

(See the New and Recently Adopted Accounting Standards Footnote to the condensed consolidated financial statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. Legislation to expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain. The President established an advisory panel to study reform of the Internal Revenue Code. The panel reported its findings and recommendations to the Secretary of Treasury on November 1, 2005. Some of the panel’s recommendations would affect the tax treatment of life insurance, annuity and other retirement savings products. These panel recommendations are not legislative proposals at this time.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report filed March 31, 2005 (SEC File No. 033-23376); and the Company’s Form 8-K Current Report filed on September 28, 2005 (SEC File No. 033-23376).

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

November 10, 2005 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)