Form 10-K
period 2005-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2006-03-30
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number:       333-86276, 333-86278, 333-123934, 333-130827, 333-130833

ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue, Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS employer identification no.) 06156 (Zip code)
Registrant's telephone number, including area code (860) 723-4646

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐      No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 28, 2006, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

DRAFT

03/29/2006 - 8:24 PM

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2005

	TABLE OF CONTENTS

Form 10-K Item No.		Page

	PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments****	17
Item 2.	Properties**	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders*	17

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data***	19
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	111

	PART III

Item 10.	Directors and Executive Officers of the Registrant*	112
Item 11.	Executive Compensation*	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	112
Item 13.	Certain Relationships and Related Transactions*	112
Item 14.	Principal Accountant Fees and Services	113

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	115

	Index to Consolidated Financial Statement Schedules	122
	Signatures	126

*          Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406  and

407 of the Sarbanes Oxley Act of 2002.

**        Items prepared in accordance with General Instruction I(2) of Form 10-K.

***       Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this Item.

****     Item omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

PART I

Item 1.	Business

(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiary (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in the District of Columbia and all states.

The consolidated financial statements include ILIAC and its wholly-owned subsidiary, ING Financial Advisers, LLC (“IFA”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 31, 2005, ILIAC’s subsidiary, ING Insurance Company of America (“IICA”), merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s consolidated results of operations and financial position, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

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

See “Reserves” for a discussion of the Company’s reserves by product type.

The Company has one operating segment, ING U.S. Financial Services, which offers the products described below.

Products and Services

The Company offers deferred and immediate (payout annuities) annuity contracts. These products include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and non-affiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

Annuity contracts offered by the Company contain variable and fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable annuity options are held in Separate accounts that invest in mutual funds managed and/or distributed by ILIAC, its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

Fixed options are either “fully-guaranteed” or “experience-rated”. Fully-guaranteed fixed options provide guarantees on investment returns and maturity values. Experience-rated fixed options require the customer to assume certain investment risks, including realized capital gains and losses on the sale of invested assets, and other risks subject to, among other things, principal and interest guarantees.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits:

Guaranteed Minimum Death Benefits (“GMDBs”): The Company previously offered the following guaranteed death benefits:

• Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
• Annual Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary value of the variable annuity.

•         Five Year Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum quinquennial anniversary value of the variable annuity.

•         Combination Annual Ratchet and 5% RollUp – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

•         Combination Seven-Year Ratchet and 4% RollUp – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) A seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

Variable annuity contracts containing guaranteed death benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

Fees and Margins

Insurance and expense charges, investment management fees, and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options, the Company may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, the Company may receive compensation from the fund’s adviser, administrator, or other affiliated entity, for the performance of certain services. The Company may also receive administrative service, distribution (12b-1), and/or service plan fees from the funds in which customers invest, in addition to compensation from the fund’s adviser, administrator, or other affiliated entity for the performance of certain services. For variable option mutual funds managed by the Company, the Company receives an investment advisory fee from which it pays a subadvisory fee to an affiliated or unaffiliated investment manager.

For fixed funding options, the Company earns a margin that is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

In connection with programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, the Company may receive 12b-1 and service plan fees, as well as compensation from the affiliated or nonaffiliated fund’s advisor, administrator, or other affiliated entity for the performance of certain shareholder services.

The Company may also receive other fees or charges depending on the nature of the products.

Strategy, Method of Distribution, and Principal Markets

The Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in not-for-profit organizations, and corporate markets. The Company’s products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2005. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees or other charges and margins are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk. Separate account AUM represent assets in which the contractowner bears the investment risk. AUM is principally affected by net deposits (i.e., new deposits less surrenders and other outflows) and investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits were as follows at December 31, 2005 and 2004.

	2005	2004
New deposits:
Variable annuities	$5,011.9	$4,491.4
Fixed annuities	1,771.3	1,694.3
Total new deposits	$6,783.2	$6,185.7

Assets under management:
Variable annuities	$35,067.7	$36,941.1
Fixed annuities	17,034.0	18,239.3
Subtotal - annuities	52,101.7	55,180.4
Plan sponsored and other	3,335.3	5,577.4
Total assets under management	55,437.0	60,757.8

Assets under administration	23,031.6	24,419.8
Total assets under management
and administration	$78,468.6	$85,177.6

AUM is generally available for contractowner withdrawal, and are generally subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contractowner balances withdrawn within a period of time after the contract’s inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractowners to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Competition

Within the retirement services business, competition from traditional insurance carriers, as well as banks, mutual fund companies, and other investment managers, offers consumers many choices. Principal competitive factors are reputation for investment performance, product features, service, cost, and the perceived financial strength of the investment manager. Competition may affect, among other matters, both business growth and the pricing of the Company’s products and services.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.5% to 7.8% for the years 2005, 2004, and 2003. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2005, 2004, and 2003, reserve interest discount rates ranged from 4.9% to 5.2%.

The Company’s domestic individual life insurance business was disposed of on October 1, 1998 via an indemnity reinsurance agreement. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves.

As discussed under “Products and Services,” the Company also has guaranteed death benefits included in variable annuities, which are included in reserves.

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to losses from its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. All agreements that the Company currently has relate to specifically-identified blocks of business or contracts; therefore the agreements do not cover new contracts written, if any.

The Company currently has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) arising from the disposition of the Company’s domestic life insurance business in 1998. At December 31, 2005 and 2004, the Company had $2.8 billion and $2.9 billion, respectively, related to reinsurance recoverable from Lincoln.

The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsures. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Consolidated Balance Sheets.

Investment Overview and Strategy

The Company’s investment strategy involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for group products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor’s (“S&P”) ratings classifications.

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk.

Ratings

On December 15, 2004, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also on this date revised the outlook on the core insurance operating companies from negative to stable, reflecting ING’s commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING’s progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance. There has been no change in S&P’s rating of ING U.S., including the Company.

On May 6, 2005, Moody’s Investor’s Service, Inc. (“Moody’s”) issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody’s noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

On February 24, 2006, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while revising its outlook to stable from negative. A.M. Best has also affirmed and assigned issuer credit rating of aa- to the same entities.

Regulation

The Company’s operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company’s operations and accounts are subject to examination at regular intervals by certain of these regulators.

ILIAC is subject to the insurance laws of the State of Connecticut, where it is domiciled, and other jurisdictions in which it transacts business. The primary regulators of the Company’s insurance operations are the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity customer accounts, and the maximum interest rates that can be charged on policy loans.

The Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), and, to a lesser extent, the states regulate the sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity and other investment and retirement products. These products may involve Separate accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974.

Insurance Holding Company Laws

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company’s parent corporation.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $9.0 and $8.5 as of December 31, 2005 and 2004, respectively. The Company has also recorded an asset of $6.9 and $5.5 as of December 31, 2005 and 2004, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,916 employees as of December 31, 2005, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company, as well as, providing product development, actuarial, and finance services to the Company. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as, other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

Equity market volatility could negatively impact profitability and financial condition

The decline of the equity markets over an extended period of time may reduce the profitability and negatively affect the financial condition of the Company due to the following:

• Sales of variable annuity products may decrease as prospective customers seek products with higher returns.

•        Account values of separate accounts that support annuity products may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

• If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs, decreasing profits.

•        If the Company’s net amount at risk of the Company under certain guaranteed minimum death benefits increases, the amount of required reserve increases. If reserves are not adequate, the Company may need to increase reserves through a charge to earnings.

Changes in interest rates could have a negative impact on profitability and financial condition

Changes in interest rates may negatively affect the Company’s attempts to maintain profitable spreads between the amounts earned on its general account investments and the amounts paid under its annuity contracts.

As interest rates rise, fixed annuity contract surrenders and withdrawals may increase as contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs relating to such contracts, further reducing profits.

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. All of the Company’s fixed annuity products, and the fixed account options included in some of the Company’s annuity products, contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits.

The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners

The Company’s investment portfolio is subject to several risks, including the following:

• An increase in defaults or delinquency in investment portfolios, including derivative contracts;

•        Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

•        Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

• An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
• Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue and assets under management and may adversely affect the Company’s investment portfolio.

The continued threat of terrorism within the U.S. and abroad and the ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets, loss of life, disruptions to commerce and reduce economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio, business operations and financial results. Terrorist attacks also could disrupt the Company’s operations centers in the U.S. As a result, it is possible that any, or a combination of all, of these factors may have an adverse impact on the Company’s business operations and financial results.

Changes in underwriting and actual experience could materially affect profitability

The Company prices its products based on long-term assumptions regarding investment returns, mortality, persistency, and operating costs. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. The Company monitors and manages pricing and sales mix to achieve target returns. Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions.

The Company’s profitability depends on the following:

• Adequacy of investment margins;
• Management of market and credit risks associated with investments;
• Ability to maintain premiums and contract charges at a level adequate to cover mortality and benefits;
• Adequacy of contract charges on variable contracts to cover the cost of product features;
• Persistency of policies to ensure recovery of acquisition expenses; and
• Management of operating costs and expenses within anticipated pricing allowances.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower assets under management, which will result in lower fee income as follows:

• Increase in annuity contract surrenders and withdrawals;
• Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services ; and
• Reduction of new annuity contract sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

• Statutory capital;
• Risk of investment portfolio;
• Views of the rating organization;
• Economic trends affecting the financial services industry;
• Changes in models and formulas used by rating organizations to assess the financial strength of a rated company; and
• Other circumstances outside the rated company’s control.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

• Name recognition and reputation;
• Service;
• Investment performance;
• Product features;
• Price;
• Perceived financial strength; and
• Claims paying and credit ratings.

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. The Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

Changes in federal income tax law could make some products less attractive to contractowners and increase tax costs

The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs Act and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This decrease will reduce the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2008 and 2010. The Bush Administration, however, has proposed that many of the rate reductions and tax-favored savings initiatives be made permanent. Although the Company cannot predict the overall effect on product sales, some of these tax law changes could hinder sales and result in the increased surrender of annuity contracts.

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s results of operation or cash flows in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, or reduce new product sales, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as, inappropriate trading of fund shares; revenue sharing and directed brokerage; sales and marketing practices; suitability; arrangements with service providers; pricing; compensation and sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; specific product types (including group annuities and indexed annuities); and adequacy of disclosure. It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products and adversely impact profitability.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition

The Company’s financial statements are subject to the application of generally accepted accounting principles, or GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. The adoption of new or revised accounting standards could change the Company’s current accounting treatment and have a material adverse effect on the timing and/or amount of its reported profitability and financial condition.

A failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of their security could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operation or financial condition.

Item 1B.	Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.	Properties

The Company’s home office is located at 151 Farmington Avenue, Hartford, Connecticut, 06156. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

Item 3.	Legal Proceedings

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for ILIAC common stock. All of ILIAC’s outstanding common stock is owned by Lion, a Connecticut holding and management company, which is ultimately owned by ING.

The Company’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) ten percent (10%) of ILIAC’s statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay any cash dividends to Lion in 2003 and 2005. In March 2006, ILIAC paid a cash dividend of $131.0 to Lion.

ILIAC did not receive capital contributions from Lion in 2005 and 2004, and received $230.0 in capital contributions from Lion during 2003.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARY
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2005	2004	2003
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,035.7	$998.2	$980.9
Fee income	481.4	453.7	396.7
Premiums	43.2	38.5	50.1
Net realized capital gains	22.0	10.8	50.6
Total revenue	1,590.0	1,503.1	1,477.4
Interest credited and other benefits to
contractowners	739.6	739.4	770.1
Amortization of deferred policy acquisition
costs and value of business acquired	159.9	127.4	106.5
Net income	244.5	199.3	154.6

CONSOLIDATED FINANCIAL POSITION
Total investments	$19,961.2	$20,027.4	$18,962.5
Assets held in separate accounts	35,899.8	33,310.5	33,014.7
Total assets	61,589.8	58,890.6	57,259.5
Future policy benefits and claims reserves	20,932.8	20,885.3	19,274.2
Liabilities related to separate accounts	35,899.8	33,310.5	33,014.7
Total shareholder's equity	2,899.4	2,724.2	2,645.9

ASSETS UNDER MANAGEMENT AND
ADMINISTRATION
Variable annuities	$35,067.7	$36,941.1	$34,104.3
Fixed annuities	17,034.0	18,239.3	17,465.0
Plan sponsored and other	3,335.3	5,577.4	7,049.8
Total assets under management	$55,437.0	$60,757.8	$58,619.1
Assets under administration	23,031.6	24,419.8	21,102.5
Total	$78,468.6	$85,177.6	$79,721.6

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiary (collectively, the “Company”) for each of the three years ended December 31, 2005, 2004, and 2003 and financial condition as of December 31, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6 and Item 8 contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments including, but not limited to the following: (1) equity market volatility could negatively impact profitability and financial condition; (2) changes in interest rates could have a negative impact on profitability and financial condition; (3) the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners; (4) the continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue and assets under management and may adversely affect the Company’s investment portfolio; (5) changes in underwriting and actual experience could materially affect profitability; (6) a downgrade in the Company’s ratings may negatively affect profitability and financial condition; (7) competition could negatively affect the ability to maintain or increase profitability; (8) changes in federal income tax law could make some products less attractive to contractowners and increase tax costs; (9) litigation may adversely affect profitability and financial condition; (10) changes in regulation in the United States and recent regulatory investigations may reduce profitability; (11) changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition; and (12) failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition. Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7. and 7A. contained herein and in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiary are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in the District of Columbia and all states.

The consolidated financial statements include ILIAC and its wholly-owned subsidiary, ING Financial Advisers, LLC (“IFA”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 31, 2005, ILIAC’s subsidiary ING Insurance Company of America (“IICA”) merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

The Company has one operating segment, ING U.S. Financial Services.

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, valuation of investments and other-than-temporary impairments, and amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.5% to 7.8% for the years 2005, 2004, and 2003. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2005, 2004, and 2003, reserve interest discount rates ranged from 4.9% to 5.2%.

The Company’s domestic individual life insurance business was disposed of on October 1, 1998 via an indemnity reinsurance agreement. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves.

Certain variable annuity contracts offer guaranteed minimum death benefits (“GMDB”). The GMDB is provided in the event the customer’s account value at death is below the guaranteed value and is included in reserves. See Item I, Business, Products and Services, for a description of the GMDBs.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in experience-rated contract allocations, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

Fair values for fixed maturities are primarily obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The Company’s accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in Net realized capital gains (losses) equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

The evaluation of other-than-temporary impairments included in the general account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the remeasurement date.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

Statement of Financial Accounting Standards (“FAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), applies to universal life and investment-type products such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

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

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA. The DAC and VOBA balances are also evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

For interest rate and equity sensitivity and related effects on DAC and VOBA, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) net investment income earned on fixed AUM, and (c) certain other fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Net investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of interest credited and other benefits to contractowners, amortization of DAC and VOBA, expenses related to the selling and servicing of the various products offered by the Company and other general business expenses.

Economic Analysis

The current economic environment presents a challenge for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

A low general level of short-, intermediate-, and long-term interest rates has put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rates on certain products. The compression of the yields between spread-based products and interest rates will be a concern until new money rates investments are higher than overall investment portfolio yields.

Volatile equity market performance has also presented challenges for the Company, as fee revenue from variable assets under management is tied to equity market performance. Also, variable product demand often mirrors consumer demand for equity market investments. Recent improvements in the equity markets have led to increases in the Company’s assets under management.

The improving economy and a recovery in the employment market combined with higher corporate confidence have improved the demand for retirement and savings-type products.

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company’s results of operations for the year ended December 31, 2005, and changes therein, were primarily impacted by increasing average AUM, improving equity market and interest rate conditions, portfolio realignment and rising expenses. Market conditions during 2005 positively impacted the Company, as increases in the equity markets increased the value of the Company’s average variable annuity AUM.

	Years Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,035.7	$998.2	$37.5	3.8%
Fee income	481.4	453.7	27.7	6.1%
Premiums	43.2	38.5	4.7	12.2%
Net realized capital gains	22.0	10.8	11.2	103.7%
Other income	7.7	1.9	5.8	NM
Total revenue	1,590.0	1,503.1	86.9	5.8%

Benefits and expenses:
Interest credited and other
benefits to contractowners	739.6	739.4	0.2	NM
Operating expenses	443.0	394.0	49.0	12.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	159.9	127.4	32.5	25.5%
Interest expense	1.6	0.6	1.0	NM
Total benefits and expenses	1,344.1	1,261.4	82.7	6.6%

Income before income taxes	245.9	241.7	4.2	1.7%
Income tax expense	1.4	42.4	(41.0)	(96.7)%
Net income	$244.5	$199.3	$45.2	22.7%

Effective tax rate	0.6%	17.5%

NM - Not meaningful.

Revenues

Total revenue increased for the year ended December 31, 2005, primarily due to increases in Net investment income and Fee income. Net investment income increased, despite lower investment yields, due to higher average fixed AUM. The increase in average fixed AUM reflects additional net deposits from contractowners in 2005 for existing contracts.

The increase in Fee income reflects an increase in average variable AUM driven primarily by equity market increases in late 2004 that continued during 2005.

In addition, Premiums and Net realized capital gains increased during 2005. Premiums increased due to the rise in annuitizations in rollover/payout products. The increase in Net realized capital gains reflects an increase in gains on derivatives used to manage interest rate risks associated with the Company’s annuity products, partially offset by lower gains on the sale, redemption, and maturity of fixed maturities, as a result of rising interest rates during the second half of 2005.

Benefits and Expenses

Total benefits and expenses increased for 2005, primarily due to increases in Operating expenses, and Amortization of DAC and VOBA.

Operating expenses increased in conjunction with the overall growth of the business during 2005, primarily driven by a rise in benefit costs, strategic spending, and non-capitalized commissions. The increase in Amortization of DAC and VOBA is related to increased gross profits, which were driven by higher fixed margins and variable fee income due to higher average AUM.

Interest expense credited and other benefits to contractowners increased mainly due to higher average fixed AUM, offset partially by a lowering of crediting rates.

Income Taxes

Income tax expense decreased for 2005, mainly due to the dividends received deduction and non-recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service (“IRS”) audit settlement.

Year ended December 31, 2004 compared to year ended December 31, 2003

The Company’s results of operations for the year ended December 31, 2004, and changes therein, were primarily impacted by increasing variable AUM, increasing sales and cash flows, and changing equity market and interest rate conditions. Market conditions during 2004 had a positive impact on the Company, as increases in the equity markets increased the value to the Company’s average variable AUM.

	Year Ended December 31,		$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Revenues:
Net investment income	$998.2	$980.9	$17.3	1.8%
Fee income	453.7	396.7	57.0	14.4%
Premiums	38.5	50.1	(11.6)	(23.2)%
Net realized capital gains	10.8	50.6	(39.8)	(78.7)%
Other income	1.9	(0.9)	2.8	NM
Total revenue	1,503.1	1,477.4	25.7	1.7%

Benefits and expenses:
Interest credited and other
benefits to contractowners	739.4	770.1	(30.7)	(4.0)%
Operating expenses	394.0	383.9	10.1	2.7%
Amortization of deferred policy
acquisition costs and value
of business acquired	127.4	106.5	20.9	19.6%
Interest expense	0.6	1.2	(0.6)	(50.0)%
Total benefits and expenses	1,261.4	1,261.7	(0.3)	NM

Income before income taxes	241.7	215.7	26.0	12.0%
Income tax expense	42.4	61.1	(18.7)	(30.6)%
Net income	$199.3	$154.6	$44.7	28.9%

Effective tax rate	17.5%	28.3%

NM - Not meaningful.

Revenue

Total revenues increased during 2004, primarily due to increases in Fee income and Net investment income, partially offset by decreases in Premiums and Net realized capital gains. Fee income is calculated based on variable AUM. The increase in Fee income was primarily related to an increase in the Company’s average variable AUM due to increased net deposits and positive equity market performance in 2004 and 2003.

The increase in Net investment income is primarily related to higher fixed AUM in 2004, as well as to the inclusion of interest income on the guaranteed portion of the separate accounts beginning in 2004 as required with the adoption of Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”).

These increases, however, were partially offset by a decrease in Net realized capital gains on the sale, redemption, and maturity of fixed maturities, as a result of rising interest rates during 2004. The decrease in gains is somewhat offset by a decrease in other-than-temporary impairments.

In addition, Premiums decreased primarily due to a decrease in sales of immediate annuities with life contingencies.

Benefits and Expenses

Total benefits and expenses increased primarily due to an increase in Amortization of DAC and VOBA, primarily related to higher gross profits, as a result of higher fixed margins and variable fee income due to higher average AUM, in addition to fewer other-than-temporary impairments. In addition, Operating expenses increased in conjunction with the growth of the business during 2004, as well as a rise in strategic spending.

Income Taxes

Income tax expense decreased during 2004, mainly due to non-recurring favorable adjustments related to a dividends received deduction and IRS audit settlement.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product with similar liability characteristics within the Company.

The Company invests its general account primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans but includes mortgage-backed securities which are reported with bonds.

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2005 and 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including
securities pledged	$17,988.1	90.1%	$18,425.6	92.0%
Equity securities	170.1	0.9%	162.6	0.8%
Mortgage loans on real estate	1,396.0	7.0%	1,090.2	5.5%
Policy loans	262.4	1.3%	262.7	1.3%
Other investments	144.6	0.7%	86.3	0.4%
	$19,961.2	100.0%	$20,027.4	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.1	$0.6	$8.4	$496.3
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities:
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,453.7	33.6	98.9	4,388.4
Commercial mortgaged-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,010.3	275.9	298.1	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6

Fixed maturities	$16,749.5	$270.7	$279.7	$16,740.5

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$197.3	$0.9	$0.9	$197.3
State, municipalities, and political
subdivisions	32.1	0.2	0.9	31.4

U.S. corporate securities:
Public utilities	1,207.6	50.0	5.0	1,252.6
Other corporate securities	5,846.5	275.0	25.4	6,096.1
Total U.S. corporate securities	7,054.1	325.0	30.4	7,348.7

Foreign securities:
Government	660.2	33.9	3.1	691.0
Other	1,656.4	78.4	6.1	1,728.7
Total foreign securities	2,316.6	112.3	9.2	2,419.7

Residential mortgage-backed securities	5,497.6	65.6	58.2	5,505.0
Commercial mortgaged-backed securities	1,491.2	73.2	4.4	1,560.0
Other asset-backed securities	1,354.6	22.6	13.7	1,363.5

Total fixed maturities, including
fixed maturities pledged	17,943.5	599.8	117.7	18,425.6
Less: fixed maturities pledged	1,258.8	18.0	2.5	1,274.3

Fixed maturities	$16,684.7	$581.8	$115.2	$17,151.3

At December 31, 2005 and 2004, the Company’s carrying value of fixed maturities, available-for-sale, including fixed maturities pledged to creditors, (hereinafter referred to as “total fixed maturities”) represented 90.1% and 92.0% of the total general account invested assets, respectively. For the same periods, $14,376.0, or 79.9% of total fixed maturities and $13,714.0, or 74.4% of total fixed maturities, respectively, supported experience-rated products. Total fixed maturities reflected net unrealized capital (losses) gains of $(22.2) and $482.1 at December 31, 2005 and 2004, respectively.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at December 31, 2005 and 2004, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,951.3	44.2%	$8,675.4	47.1%
AA	1,148.5	6.4%	910.4	4.9%
A	3,984.8	22.2%	3,754.3	20.4%
BBB	4,270.5	23.7%	4,311.4	23.4%
BB	540.4	3.0%	698.9	3.8%
B and below	92.6	0.5%	75.2	0.4%
Total	$17,988.1	100.0%	$18,425.6	100.0%

96.5% and 95.8% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2005 and 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows, at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, state, and municipalities	$7,309.2	40.6%	$7,380.1	40.1%
Residential mortgage-backed	4,388.4	24.4%	5,505.0	29.9%
Foreign(1)	2,555.2	14.2%	2,419.7	13.1%
Commercial mortgage-backed	2,101.8	11.7%	1,560.0	8.5%
Other asset-backed	1,137.2	6.3%	1,363.5	7.4%
U.S. Treasuries/Agencies	496.3	2.8%	197.3	1.0%
Total	$17,988.1	100.0%	$18,425.6	100.0%

(1)	Primarily U.S. dollar denominated

The amortized cost and fair value of total fixed maturities as of December 31, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$376.8	$376.3
After one year through five years	3,731.8	3,702.1
After five years through ten years	4,644.3	4,648.5
After ten years	1,553.3	1,633.8
Mortgage-backed securities	6,552.8	6,490.2
Other asset-backed securities	1,151.3	1,137.2
Less: fixed maturities pledged	1,260.8	1,247.6
Fixed maturities, excluding fixed maturities pledged	$16,749.5	$16,740.5

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2005 or 2004.

At December 31, 2005 and 2004, fixed maturities with carrying values of $11.0 and $10.9, respectively, were on deposit as required by regulatory authorities.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,396.0 and $1,090.2 at December 31, 2005 and 2004, respectively. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. The properties collateralizing mortgage loans are geographically dispersed throughout the United States with the largest concentration of 22% of properties in California at December 31, 2005. At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 90.1% and 92.0% of the Company’s total investment portfolio at December 31, 2005 and 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2005 and 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six
months below
amortized cost	$99.3	33.3%	$3.1	1.0%	$37.3	31.7%	$0.5	0.4%
More than six
months and less
than twelve months
below amortized cost	75.2	25.2%	1.8	0.6%	33.1	28.1%	1.6	1.4%
More than twelve
months below
amortized cost	117.3	39.4%	1.4	0.5%	44.4	37.7%	0.8	0.7%
Total unrealized loss	$291.8	97.9%	$6.3	2.1%	$114.8	97.5%	$2.9	2.5%

Unrealized losses in fixed maturities at December 31, 2005 and 2004, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the fair value of fixed maturities, including fixed maturities pledged to creditors in unrealized loss positions at December 31, 2005 and 2004:

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total

Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed securities	46.7	43.1	56.0	145.8
Total unrealized loss	$102.4	$77.0	$118.7	$298.1
Fair value	$5,936.2	$2,790.7	$2,643.6	$11,370.5

2004

Interest rate or spread widening	$9.5	$16.3	$15.6	$41.4
Mortgage and other asset-backed securities	28.3	18.4	29.6	76.3
Total unrealized loss	$37.8	$34.7	$45.2	$117.7
Fair value	$3,319.0	$1,795.0	$960.5	$6,074.5

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2005 and 2004:

		Residential	Commercial		U.S.	Other
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
2005	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total

Less than six months
below amortized cost	$40.4	$29.1	$13.7	$12.2	$3.1	$3.9	$102.4
More than six months
and less than twelve
months below
amortized cost	18.9	33.1	6.4	11.2	3.8	3.6	77.0
More than twelve months
below amortized cost	48.1	36.7	6.9	13.1	1.5	12.4	118.7
Total unrealized loss	$107.4	$98.9	$27.0	$36.5	$8.4	$19.9	$298.1

2004

Less than six months
below amortized cost	$6.5	$25.2	$1.3	$2.1	$0.9	$1.8	$37.8
More than six months
and less than twelve
months below
amortized cost	12.9	11.9	2.1	3.4	-	4.4	34.7
More than twelve months
below amortized cost	11.9	21.1	1.0	3.7	-	7.5	45.2
Total unrealized loss	$31.3	$58.2	$4.4	$9.2	$0.9	$13.7	$117.7

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 96% of the average book value. In addition, this category includes 515 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with the Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments” (“FSP FAS No. 115-1”), the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is accounted for as a change in Net realized capital gains (losses).

Fair values for fixed maturities are obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.9	15	$-	-	$6.2		4
Residential mortgage-
backed	44.7	82	13.5	53	88.2		83
Foreign	0.3	1	-	-	-		-
U.S. Treasuries/Agencies	0.1	2	-	-	-		-
Equity securities	-	-	-	-	-	*	2
Limited partnerships	-	-	-	-	2.0		1
Total	$49.0	100	$13.5	53	$96.4		90

(1) Primarily U.S. denominated
*Less than $0.1

The above schedule includes $5.7 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the year ended December 31, 2005:

	2005
		No. of
	Impairment	Securities
U.S. corporate	$2.3	13
Residential mortgaged-backed	3.3	2
U.S. Treasuries/Agencies	0.1	2
Total	$5.7	$17

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategic asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $5.7 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Fixed maturities, available-for-sale	$5.2	$51.8	$124.2
Equity securities, available-for-sale	12.4	9.9	3.4
Derivatives	13.7	(10.2)	(31.1)
Other	(0.3)	1.3	(2.0)
Less: allocation to experience-rated contracts	9.0	42.0	43.9
Pretax net realized capital gains	$22.0	$10.8	$50.6
After-tax net realized capital gains	$14.3	$7.0	$32.9

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from net realized capital gains and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized gains (losses) allocated to experienced-rated contractowners were $240.3, $233.4, and $213.7, at December 31, 2005, 2004, and 2003, respectively.

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject, in limited cases, to certain minimum guaranteed rates.

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•        A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC had $131.0 and $25.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2005 and 2004, respectively.

• A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2005 and 2004, ILIAC had no amounts outstanding under the revolving note facility.

•        A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At December 31, 2005, ILIAC did not have any amounts outstanding under the line-of-credit agreement.

•        Prior to September 30, 2005, ILIAC also maintained a $125.0 uncommitted, revolving note facility with SunTrust Bank, Atlanta. At December 31, 2004, ILIAC had no outstanding amounts under this facility.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay any cash dividends to Lion in 2003 and 2005. In March 2006, ILIAC paid a cash dividend of $131.0 to Lion.

ILIAC did not receive capital contributions from Lion in 2005 and 2004, and received $230.0 in capital contributions from Lion during 2003.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or other selected mutual funds not managed by the Company or its affiliates.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuities issued by the Company are combination variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death benefit rider fees charged to the customer, less the cost of administering the product, as well as the cost of providing for the guaranteed death benefits.

Minimum Guarantees

Variable annuity contracts containing guaranteed death benefits expose the Company to equity risk. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs. A decrease in the equity markets, may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits:

Guaranteed Minimum Death Benefits: The Company has offered the following guaranteed death benefits:

• Standard – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner net of any contract withdrawals.
• Annual Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum anniversary value of the variable annuity.

•         Five Year Ratchet – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum quinquennial anniversary value of the variable annuity.

•         Combination Annual Ratchet and 5% RollUp – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

•         Combination Seven-Year Ratchet and 4% RollUp – Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) A seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

Reinsurance

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2, $440.4 of which was with related parties. During 2005 and 2004, $42.4 and $19.8, respectively, was funded to related parties under off-balance sheet commitments.

As of December 31, 2005, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$37.4	$17.0	$18.2	$2.1	$0.1
Purchase obligations(2)	516.7	516.7	-	-	-
Reserves for insurance
obligations(3)	55,204.6	1,338.7	2,214.3	1,574.1	50,077.5
Total	$55,758.7	$1,872.4	$2,232.5	$1,576.2	$50,077.6

(1) Operating lease obligations relate to the rental of office space under various noncancelable operating lease agreements the longest term of which expire January 2011.

(2)     Purchase obligations consist primarily of commitments to purchase investments during 2006. These obligations may occur any time within one year. However, the exact timing of funding these commitments cannot be estimated.

(3) Reserves for insurance obligations consist of amounts to meet the Company’s future obligations under its variable annuity, fixed annuity, and other investment and retirement products.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreements was $1,247.6 and $1,274.3, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $941.1 and $1,057.4 at December 31, 2005 and 2004, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse purchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $32.8. There were no securities in reverse repurchase agreements in 2004. Reverse repurchase agreements are included in cash and cash equivalent on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005. The Company believes the counterparties to the dollar roll and repurchase agreements and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit market and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also purchases options and futures on equity indexes to reduce and manage risks associated with its annuity products. Open derivative contracts are included in Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains and losses in the Consolidated Statements of Operations.

During the fourth quarter of 2005, the Company revised the financial statement presentation of derivatives. Previously, asset balances and liability balances on open derivative contracts were netted and recorded in Other investments on the Balance Sheet. The Company now reports derivatives with asset balances in Other investments and derivatives with liability balances in Other liabilities. In addition, changes in the fair value of certain derivatives were previously recorded in Net investment income in the Statements of Operations. The total change in fair value of the derivatives is now reported in Net realized capital gains (losses). These revisions resulted in an increase in Other investments and Other liabilities of $29.5 and $27.2 at December 31, 2004 and 2003, respectively, as well as a reclassification of $(14.4) and $(11.9) from Net investment income to Net realized capital gains and losses at December 31, 2004 and 2003, respectively.

The Company also had investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Consolidated Balance Sheets, and changes in fair value are recorded in Net realized capital gains and losses in the Consolidated Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contractowners in the Consolidated Statements of Operations.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2005, ILIAC has total adjusted capital above all required capital levels.

Recently Adopted Accounting Standards

(See the Significant Accounting Policies footnotes to the consolidated financial statements for further information.)

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2:	Evaluate whether an impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the “Financial Accounting Standards Board” (“FASB”) issued FASB Staff Position No. EITF Issue 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”), which delayed the EITF 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP FAS No. 115-1 that replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company incurred an additional impairment loss of $5.7 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

EITF 04-5 had no impact on ILIAC as of December 31, 2005, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Consolidated Balance Sheets.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. FAS No. 123R provides two transition methods, modified-prospective and modified- retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”) .

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 (“FAS No. 123”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS No.123. No stock based employee compensation cost was recognized in the Consolidated Statement of Operations during 2004 and 2003, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, is $2.0 lower than if it had continued to account for share-based payments under APB 25. The fair value of shares granted during 2005 was $2.6 as of December 31, 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes of valuation methodologies as a result of the adoption of FAS No. 123R.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

• Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;

•      Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
• Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60 “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, expanding private pension plan incentives, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

Other Regulatory Matters

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Fund Distributors, LLC (“IFD”) and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

For further discussion of the risks to the Company as a result of possible changes in U.S. regulation and recent regulatory inquiries, see Part I, Item 1A. Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

(Dollar amounts in millions, unless otherwise stated)

Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to the minimum guaranteed death benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the 2005 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2005. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. A significant portion of the Company’s contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to

December 31, 2005, Shareholder’s equity from the same instantaneous change in interest rates. The effect on shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized gains or losses on available-for-sale securities and DAC and VOBA adjustments for unrealized holdings gains or losses on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 1%	$-	$(2.6)
Decrease of 1%	(50.5)	(48.2)

The above analysis includes the following changes in DAC/VOBA related to an instantaneous parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on Net	Effect on
	DAC/VOBA	DAC/VOBA
	Amortization	Assets as of
	for	December 31,
	2005	2005

Increase of 1%	$3.2	$8.2
Decrease of 1%	(3.0)	(86.4)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of AUM, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC/VOBA to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC/VOBA amortization in a given period, potentially causing a material adverse deviation in the period’s Net income.

The following schedule demonstrates the potential changes in 2005 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2005. These changes to income could relate to future fee income, unrealized or realized gains and losses, amortization of DAC/VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2005 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized gains or losses on available-for-sale securities and DAC and VOBA adjustments for unrealized holdings gains or losses on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 10%	$19.0	$19.0
Decrease of 10%	(20.0)	(20.0)

The above analysis includes the following changes in DAC/VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on Net	Effect on
	DAC/VOBA	DAC/VOBA
	Amortization	Assets as of
	for	December 31,
	2005	2005

Increase of 10%	$(8.5)	$29.1
Decrease of 10%	8.8	(30.4)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	56

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004, and 2003	57

Consolidated Balance Sheets as of
December 31, 2005 and 2004	58

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2005, 2004, and 2003	60

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003	61

Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

XXXXXXXXXXXXXXXXXXXX

Atlanta, Georgia

March 24, 2006

ING Life Insurance and Annuity Company and Subsidiary (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Statements of Operations (In millions)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Net investment income	$1,035.7	$998.2	$980.9
Fee income	481.4	453.7	396.7
Premiums	43.2	38.5	50.1
Net realized capital gains	22.0	10.8	50.6
Other income	7.7	1.9	(0.9)
Total revenue	1,590.0	1,503.1	1,477.4
Benefits and expenses:
Interest credited and other benefits
to contractowners	739.6	739.4	770.1
Operating expenses	443.0	394.0	383.9
Amortization of deferred policy acquisition
cost and value of business acquired	159.9	127.4	106.5
Interest expense	1.6	0.6	1.2
Total benefits and expenses	1,344.1	1,261.4	1,261.7
Income before income taxes	245.9	241.7	215.7
Income tax expense	1.4	42.4	61.1
Net income	$244.5	$199.3	$154.6

The accompanying notes are an integral part of these consolidated financial statements. 57

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,749.5 at 2005 and $16,684.7 at 2004)	$16,740.5	$17,151.3
Equity securities, available-for-sale, at fair value
(cost of $166.9 at 2005 and $153.9 at 2004)	170.1	162.6
Mortgage loans on real estate	1,396.0	1,090.2
Policy loans	262.4	262.7
Other investments	144.6	86.3
Securities pledged
(amortized cost of $1,260.8 at 2005 and $1,258.8 at 2004)	1,247.6	1,274.3
Total investments	19,961.2	20,027.4
Cash and cash equivalents	212.5	187.1
Short-term investments under securities loan agreement	318.1	219.5
Accrued investment income	203.6	182.0
Reinsurance recoverable	2,796.7	2,901.3
Deferred policy acquisition costs	512.4	414.5
Value of business acquired	1,294.4	1,365.2
Notes receivable from affiliate	175.0	175.0
Due from affiliates	149.6	38.3
Other assets	66.5	69.8
Assets held in separate accounts	35,899.8	33,310.5
Total assets	$61,589.8	$58,890.6

The accompanying notes are an integral part of these consolidated financial statements. 58

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,932.8	$20,885.3
Payables for securities purchased	3.1	25.1
Payables under securities loan agreement	318.1	219.5
Borrowed money	941.1	1,057.4
Due to affiliates	63.8	61.8
Current income taxes	46.9	82.6
Deferred income taxes	183.3	209.3
Other liabilities	301.5	314.9
Liabilities related to separate accounts	35,899.8	33,310.5
Total liabilities	58,690.4	56,166.4

Shareholder's equity
Common stock (100,000 shares authorized; 55,000
shares issued and outstanding, $50 per share value)	2.8	2.8
Additional paid-in capital	4,579.6	4,576.5
Accumulated other comprehensive (loss) income	(5.3)	67.1
Retained earnings (deficit)	(1,677.7)	(1,922.2)
Total shareholder's equity	2,899.4	2,724.2
Total liabilities and shareholder's equity	$61,589.8	$58,890.6

The accompanying notes are an integral part of these consolidated financial statements. 59

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2002	$2.8	$4,416.5	$117.5	$(2,274.0)	$2,262.8
Comprehensive income:
Net income	-	-	-	154.6	154.6
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities
($(2.3) pretax)	-	-	(1.5)	-	(1.5)
Total comprehensive income					153.1
Contribution of capital	-	230.0	-	-	230.0
Balance at December 31, 2003	2.8	4,646.5	116.0	(2,119.4)	2,645.9
Comprehensive income:
Net income	-	-	-	199.3	199.3
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities
($(53.8) pretax)	-	-	(32.2)	-	(32.2)
Minimum pension liability	-	-	(16.7)	-	(16.7)
Total comprehensive income					150.4
Dividends paid	-	(70.0)	-	-	(70.0)
Other	-	-	-	(2.1)	(2.1)
Balance at December 31, 2004	2.8	4,576.5	67.1	(1,922.2)	2,724.2
Comprehensive income:
Net income	-	-	-	244.5	244.5
Other comprehensive loss
net of tax:
Change in net unrealized gain
(loss) on securities
($(108.4) pretax)	-	-	(77.5)	-	(77.5)
Minimum pension liability
($(1.1) pretax)	-	-	5.1	-	5.1
Total comprehensive income					172.1
Employee share-based payments	-	3.1	-	-	3.1
Balance at December 31, 2005	$2.8	$4,579.6	$(5.3)	$(1,677.7)	$2,899.4

The accompanying notes are an integral part of these consolidated financial statements. 60

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$244.5	$199.3	$154.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value
of business acquired and sales inducements	(174.0)	(168.0)	(159.7)
Amortization of deferred policy acquisition costs,
value of business acquired and sales inducements	165.8	134.3	106.5
Net accretion/decretion of discount/premium	115.5	155.9	198.9
Future policy benefits, claims reserves, and
interest credited	634.2	621.7	706.1
Provision for deferred income taxes	11.1	46.2	22.1
Net realized capital gains	(22.0)	(10.8)	(50.6)
Depreciation	12.0	12.4	23.3
Change in:
Accrued investment income	(21.6)	(3.1)	1.8
Reinsurance recoverable	104.6	51.0	31.0
Other receivable and assets accruals	6.0	34.1	(28.9)
Due to/from affiliates	(3.3)	(49.2)	88.8
Other payables and accruals	(47.4)	(12.1)	20.3
Other	3.1	(12.4)	-
Net cash provided by operating activities	1,028.5	999.3	1,114.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	19,232.3	26,791.6	29,981.6
Equity securities, available-for-sale	119.8	85.7	130.2
Mortgage loans on real estate	179.0	71.0	16.3
Acquisition of:
Fixed maturities, available-for-sale	(19,435.9)	(26,789.3)	(31,955.4)
Equity securities, available-for-sale	(120.4)	(81.6)	(34.8)
Mortgage loans on real estate	(484.8)	(406.7)	(194.2)
Policy loans	0.3	7.6	26.0
Other investments	(43.6)	(28.9)	(22.4)
(Purchase)/sales of property and equipment, net	(14.2)	(11.7)	(5.2)
Loans to affiliates	-	(175.0)	-
Net cash used in investing activities	(567.5)	(537.3)	(2,057.9)

The accompanying notes are an integral part of these consolidated financial statements. 61

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,024.2	2,089.9	2,296.6
Maturities and withdrawals from investment contracts	(2,237.5)	(1,910.4)	(1,745.5)
Short-term loans with affiliates	(106.0)	16.4	(41.4)
Short-term loans	(116.3)	(458.5)	196.5
Dividends paid to Parent	-	(70.0)	-
Contribution of capital from Parent	-	-	230.0
Net cash (used in) provided by financing activities	(435.6)	(332.6)	936.2
Net increase (decrease) in cash and cash equivalents	25.4	129.4	(7.5)
Cash and cash equivalents, beginning of year	187.1	57.7	65.2
Cash and cash equivalents, end of year	$212.5	$187.1	$57.7
Supplemental cash flow information:
Income taxes paid, net	$27.7	$3.2	$29.8
Interest paid	$32.0	$22.8	$32.6

The accompanying notes are an integral part of these consolidated financial statements. 62

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiary (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in the District of Columbia and all states.

The consolidated financial statements include ILIAC and its wholly-owned subsidiary, ING Financial Advisers, LLC (“IFA”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 31, 2005, ILIAC’s subsidiary, ING Insurance Company of America (“IICA”), merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

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

The Company offers deferred and immediate (payout annuities) annuity contracts. These products include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds, and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company has one operating segment, ING U.S. Financial Services, which offers the products described above.

Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1 (“EITF-03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” requiring that a three-step impairment model be applied to securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2: Evaluate whether an impairment is other-than-temporary.
Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF Issue 03-1-1 (“FSP EITF 03-1-1”), “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which delayed the EITF Issue No. 03-1 original effective date of July 1, 2004 for steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP Statement of Financial Accounting Standard (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $5.7 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” (“FIN 46(R)”). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

EITF 04-5 had no impact on ILIAC as of December 31, 2005, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Consolidated Balance Sheets.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. FAS No. 123R provides two transition methods, modified-prospective and modified- retrospective.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”).

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS No.123. No stock based employee compensation cost was recognized in the Consolidated Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, is $2.0 lower than if it had continued to account for share-based payments under APB 25. The fair value of shares granted during 2005 was $2.6 as of December 31, 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes of valuation methodologies as a result of the adoption of FAS No. 123R.

Accounting for Derivative Instruments and Hedging Activities

The Derivative Implementation Group (“DIG”), responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments” (“DIG B36”). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements, as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index, may be determined to contain embedded derivatives that are required to be bifurcated from the host instrument. The required date of adoption of DIG B36 for the Company was October 1, 2003. The adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical revisions and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

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

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The adoption of FIN 46R had no impact on the Company’s financial statements. The Company held investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair value of $8.5 billion as of December 31, 2005 and 2004. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company’s financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2005 and 2004 of $8.6 billion and $8.4 billion, respectively, represents the maximum exposure to loss on the investments in VIEs. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

• Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;

•      Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
• Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassification and Changes to Prior Year Presentation footnote).

During 2005, the Company revised the financial statement presentation for derivatives and certain revenues related to annuity contracts (see Derivatives and Revenue Recognition below).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

Investments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in experience-rated contract allocations, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of time and the extent to which fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is accounted for as a change in Net realized capital gains (losses).

Experience-Rated Products

Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest guarantees. Unamortized realized gains and losses on the sale of and unrealized capital gains and losses on investments supporting these products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets. Net realized capital gains (losses) on all other investments are reflected in the Consolidated Statements of Operations. Unrealized capital gains and losses on all other investments are reflected in Accumulated other comprehensive income (loss) in Shareholder’s equity, net of deferred acquisition costs and related income taxes.

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Valuation

Fair values for fixed maturities are obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in net realized capital gains. At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

Derivative instruments are reported at fair value and are obtained internally from the derivative accounting system. The system uses key financial data, such as yield curves exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offering Rates, which are obtained from third party sources and uploaded into the system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also engages in reverse repurchase agreements. Reverse repurchase agreements are included in cash and cash equivalent on the Balance Sheets.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit market and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also purchases options and futures on equity indexes to reduce and manage risks associated with its annuity products. Open derivative contracts are included in Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

During the fourth quarter of 2005, the Company revised the financial statement presentation of derivatives. Previously, asset balances and liability balances on open derivative contracts were netted and recorded in Other investments on the Balance Sheet. The Company now reports derivatives with asset balances in Other investments and derivatives with liability balances in Other liabilities. In addition, changes in the fair value of certain derivatives were previously recorded in Net investment income in the Statements of Operations. The total change in fair value of the derivatives is now reported in Net realized capital gains (losses). These revisions resulted in an increase in Other investments and Other liabilities of $29.5 and $27.2 at December 31, 2004 and 2003, respectively, as well as a reclassification of $(14.4) and $(11.9) from Net investment income to Net realized capital gains and losses at December 31, 2004 and 2003, respectively.

The Company also had investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities on the Consolidated Balance Sheets, and changes in fair value are recorded in Net realized capital gains and losses in the Consolidated Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contractowners in the Consolidated Statements of Operations.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company’s contracts.

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

For FAS No. 97 products, changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits less charges and withdrawals, plus credited interest thereon. Reserves interest rates vary by product and ranged from 1.5% to 7.8% for the years ended 2005, 2004, and 2003. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experienced rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingency payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, annuity type, year of issue, and policy duration. For the years 2005, 2004, and 2003, reserve interest rates ranged from 4.9% to 5.2%.

The Company’s domestic individual life insurance business was sold on October 1, 1998 via an indemnity reinsurance agreement. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves.

Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

Certain variable annuity contracts offer guaranteed minimum death benefits (“GMDB”). The GMDB is provided in the event the customer’s account value at death is below the guaranteed value and is included in reserves.

Revenue Recognition

For most annuity contracts, charges assessed against contractowner funds for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed. Other amounts received for these contracts are reflected as deposits and are not recorded as premiums or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected in both Premiums and Interest credited and other benefits to contractowners in the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

During 2005, the Company revised the Statement of Operations for the year ended December 31, 2003 to reflect the proper presentation of revenue related to annuity contracts. This revision resulted in a reclassification of $46.7 from Net investment income to Interest credited and other benefits to contractowners.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant under a contract in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Separate account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses of the separate accounts, however, are not reflected in the Consolidated Statements of Operations (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

Assets and liabilities of separate account arrangements that do not meet the criteria for separate presentation in the Consolidated Balance Sheets (primarily the guaranteed interest option), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2005 and 2004, unrealized gains of $8.3 and $7.3, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Reinsurance

The Company utilizes indemnity reinsurance agreements to reduce its exposure to losses from its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit rating of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Consolidated Balance Sheets.

Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.8 billion and $2.9 billion at December 31, 2005 and 2004, respectively, is related to the reinsurance recoverable from Lincoln National Corporation (“Lincoln”) arising from the sale of the Company's domestic life insurance business in 1998 (see the Reinsurance footnote).

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.1	$0.6	$8.4	$496.3
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities:
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,453.7	33.6	98.9	4,388.4
Commercial mortgaged-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,010.3	275.9	298.1	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6
Total fixed maturities	16,749.5	270.7	279.7	16,740.5
Equity securities	166.9	4.4	1.2	170.1

Total investments, available-for-sale	$16,916.4	$275.1	$280.9	$16,910.6

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$197.3	$0.9	$0.9	$197.3
State, municipalities, and political
subdivisions	32.1	0.2	0.9	31.4

U.S. corporate securities:
Public utilities	1,207.6	50.0	5.0	1,252.6
Other corporate securities	5,846.5	275.0	25.4	6,096.1
Total U.S. corporate securities	7,054.1	325.0	30.4	7,348.7

Foreign securities:
Government	660.2	33.9	3.1	691.0
Other	1,656.4	78.4	6.1	1,728.7
Total foreign securities	2,316.6	112.3	9.2	2,419.7

Residential mortgage-backed securities	5,497.6	65.6	58.2	5,505.0
Commercial mortgaged-backed securities	1,491.2	73.2	4.4	1,560.0
Other asset-backed securities	1,354.6	22.6	13.7	1,363.5

Total fixed maturities, including fixed
maturities pledged to creditors	17,943.5	599.8	117.7	18,425.6
Less: fixed maturities pledged	1,258.8	18.0	2.5	1,274.3
Total fixed maturities	16,684.7	581.8	115.2	17,151.3
Equity securities	153.9	9.2	0.5	162.6

Total investments available-for-sale	$16,838.6	$591.0	$115.7	$17,313.9

At December 31, 2005 and 2004, net unrealized (depreciation) appreciation of $(19.0) and $490.8, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities, included $(48.6) and $357.5, respectively, related to experience-rated contracts, which were not reflected in Shareholder’s equity but in Future policy benefits and claim reserves.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized losses in fixed maturities at December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of fixed maturities, including fixed maturities pledged to creditors in unrealized loss positions at December 31, 2005 and 2004.

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total

Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed securities	46.7	43.1	56.0	145.8
Total unrealized loss	$102.4	$77.0	$118.7	$298.1
Fair value	$5,936.2	$2,790.7	$2,643.6	$11,370.5

2004

Interest rate or spread widening	$9.5	$16.3	$15.6	$41.4
Mortgage and other asset-backed securities	28.3	18.4	29.6	76.3
Total unrealized loss	$37.8	$34.7	$45.2	$117.7
Fair value	$3,319.0	$1,795.0	$960.5	$6,074.5

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 96% of the average book value. In addition, this category includes 515 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with FSP FAS No. 115-1, the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As a part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of December 31, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$376.8	$376.3
After one year through five years	3,731.8	3,702.1
After five years through ten years	4,644.3	4,648.5
After ten years	1,553.3	1,633.8
Mortgage-backed securities	6,552.8	6,490.2
Other asset-backed securities	1,151.3	1,137.2
Less: fixed maturities pledged	1,260.8	1,247.6
Fixed maturities, excluding fixed maturities pledged	$16,749.5	$16,740.5

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2005 or 2004.

At December 31, 2005 and 2004, fixed maturities with fair values of $11.0 and $10.9, respectively, were on deposit as required by regulatory authorities.

The Company has various categories of commercial mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2005 and 2004, approximately 1.2% and 4.1%, respectively, of the Company’s CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $1,247.6 and $1,274.3, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $941.1 and $1,057.4 at December 31, 2005 and 2004, respectively.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also engages in reverse repurchase agreements. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $32.8. No amounts were engaged in reverse repurchase agreements during the year ended December 31, 2004.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005 and 2004. The Company believes the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
		No. of		No. of			No. of
	Impairment	Securities	Impairment	Securities	Impairment		Securities
U.S. corporate	$3.9	15	$-	-	$6.2		4
Residential mortgage-
backed	44.7	82	13.5	53	88.2		83
Foreign	0.3	1	-	-	-		-
U.S. Treasuries/Agencies	0.1	2	-	-	-		-
Equity securities	-	-	-	-	-	*	2
Limited partnerships	-	-	-	-	2.0		1
Total	$49.0	100	$13.5	53	$96.4		90

(1) Primarily U.S. denominated
* Less than $0.1

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The above schedule includes $5.7 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the year ended December 31, 2005:

	2005
		No. of
	Impairment	Securities
U.S. corporate	$2.3	13
Residential mortgaged-backed	3.3	2
U.S. Treasuries/Agencies	0.1	2
Total	$5.7	$17

The remaining fair value of the fixed maturities with other-than-temporary impairments at December 31, 2005 and 2004 was $470.8 and $125.0, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategic asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $5.7 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Fixed maturities, available-for-sale	$978.9	$999.4	$997.4
Equity securities, available-for-sale	9.7	7.1	9.9
Mortgage loans on real estate	73.0	56.0	42.7
Policy loans	30.0	8.1	9.0
Short-term investments and
cash equivalents	2.7	2.4	1.8
Other	37.3	9.6	10.6
Gross investment income	1,131.6	1,082.6	1,071.4
Less: investment expenses	95.9	84.4	90.5
Net investment income	$1,035.7	$998.2	$980.9

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Fixed maturities, available-for-sale	$5.2	$51.8	$124.2
Equity securities, available-for-sale	12.4	9.9	3.4
Derivatives	13.7	(10.2)	(31.1)
Other	(0.3)	1.3	(2.0)
Less: allocation to experience-rated contracts	9.0	42.0	43.9
Pretax net realized capital gains	$22.0	$10.8	$50.6
After-tax net realized capital gains	$14.3	$7.0	$32.9

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from net realized capital gains and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized gains (losses) allocated to experienced-rated contractowners were $240.3, $233.4, and $213.7, at December 31, 2005, 2004, and 2003, respectively.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses, excluding those related to experience-related contracts, were as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Proceeds on sales	$10,062.3	$10,236.3	$12,812.5
Gross gains	161.1	146.9	291.9
Gross losses	93.9	70.9	228.0

3.	Financial Instruments

Estimated Fair Value

The following disclosures are made in accordance with the requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS No. 107”). FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion price, where applicable.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Cash and cash equivalents, Short-term investments under securities loan agreement, and Policy loans: The carrying amounts for these assets approximate the assets' fair values.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

Other financial instruments reported as assets: The carrying amounts for these financial instruments (primarily derivatives) approximates the fair values of the assets. Derivatives are carried at fair value on the Consolidated Balance Sheets.

Investment contract liabilities (included in Future policy benefits and claim reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

Without a fixed maturity: Fair value is estimated as the amount payable to the contractowners upon demand. However, the Company has the right under such contracts to delay payment of withdrawals, which may ultimately result in paying an amount different than that determined to be payable on demand.

Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company’s Consolidated Balance Sheets. Estimated fair values of separate account liabilities are equal to their carrying amount.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments at December 31, 2005 and 2004, were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale
including securities pledged	$17,988.1	$17,988.1	$18,425.6	$18,425.6
Equity securities, available-for-sale	170.1	170.1	162.6	162.6
Mortgage loans on real estate	1,396.0	1,386.2	1,090.2	1,119.8
Policy loans	262.4	262.4	262.7	262.7
Cash, cash equivalents and
short-term investments under
securities loan agreement	530.6	530.6	406.6	406.6
Other investments	144.6	144.6	86.3	86.3
Assets held in separate accounts	35,899.8	35,899.8	33,310.5	33,310.5
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,772.7	1,886.3	2,106.0	2,028.2
Without a fixed maturity	14,936.4	14,896.0	13,884.9	13,845.6
Liabilities related to
separate accounts	35,899.8	35,899.8	33,310.5	33,310.5

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2005	2004	2005	2004
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturities portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	$519.6	$527.8	$6.2	$5.9

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company's fixed maturities portfolio,
as well as the Company's liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	2,060.0	1,766.0	10.3	2.1

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	126.5	126.5	(23.7)	(28.4)

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2005	2004	2005	2004
Credit Default Swaps
Credit default swaps are used to reduce the credit loss
exposure with respect to certain assets that the
Company owns, or to assume credit exposure to
certain assets that the Company does not own.
Payments are made to or received from the
counterparty at specified intervals and amounts
for the purchase or sale of credit protection.
In the event of a default on the underlying credit
exposure, the Company will either receive
an additional payment (purchased credit
protection) or will be required to make an additional
payment (sold credit protection) equal to the notional
value of the swap contract.	$70.5	$-	$(1.0)	$-

Total Return Swaps
Total return swaps are used to assume credit
exposure to a referenced index or asset pool.
The difference between different floating-rate
interest amounts calculated by reference to an
agreed upon notional principal amount is exchanged
with other parties at specified intervals.	36.0	-	0.1	-

Swaptions
Swaptions are used to manage interest rate risk in the
Company's CMOB portfolio. Swaptions are contracts
that give the Company the option to enter into an
interest rate swap at a specific future date.	175.0	-	-	-

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.	NA*	NA*	(4.2)	(0.9)

*NA - not applicable.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the years ended December 31, 2005, 2004, and 2003, within DAC, was as follows:

Balance at January 1, 2003	$229.8
Deferrals of commissions and expenses	98.1
Amortization:
Amortization	(34.3)
Interest accrued at 5% - 7%	18.8
Net amortization included in the Consolidated Statements of Operations	(15.5)
Change in unrealized gains and losses on available -for-sale securities	(4.4)
Balance at December 31, 2003	308.0
Deferrals of commissions and expenses	123.5
Amortization:
Amortization	(43.5)
Interest accrued at 5% - 7%	24.3
Net amortization included in the Consolidated Statements of Operations	(19.2)
Change in unrealized gains and losses on available -for-sale securities	2.2
Balance at December 31, 2004	414.5
Deferrals of commissions and expenses	123.1
Amortization:
Amortization	(59.6)
Interest accrued at 5% - 7%	30.7
Net amortization included in the Consolidated Statements of Operations	(28.9)
Change in unrealized gains and losses on available -for-sale securities	3.7
Balance at December 31, 2005	$512.4

The estimated amount of DAC to be amortized, net of interest, is $33.2, $32.8, $30.1, $27.8, and $26.7, for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Activity for the years ended December 31, 2005, 2004, and 2003, within VOBA, was as follows:

Balance at January 1, 2003	$1,438.4
Deferrals of commissions and expenses	59.2
Amortization:
Amortization	(183.2)
Interest accrued at 5% - 7%	92.2
Net amortization included in the Consolidated Statements of Operations	(91.0)
Change in unrealized gains and losses on available -for-sale securities	8.8
Balance at December 31, 2003	1,415.4
Deferrals of commissions and expenses	50.1
Amortization:
Amortization	(200.5)
Interest accrued at 5% - 7%	92.3
Net amortization included in the Consolidated Statements of Operations	(108.2)
Change in unrealized gains and losses on available -for-sale securities	7.9
Balance at December 31, 2004	1,365.2
Deferrals of commissions and expenses	49.3
Amortization:
Amortization	(219.4)
Interest accrued at 5% - 7%	88.4
Net amortization included in the Consolidated Statements of Operations	(131.0)
Change in unrealized gains and losses on available -for-sale securities	10.9
Balance at December 31, 2005	$1,294.4

The estimated amount of VOBA to be amortized, net of interest, is $120.4, $107.0, $100.0, $96.2, and $92.9 for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC/VOBA

Amortization of DAC and VOBA increased in 2005 primarily due to increased gross profits, which were driven by higher fixed and variable margins because of higher asset volume, partially offset by higher expenses. The Company revised long-term separate account return and certain contractholder withdrawal behavior assumptions, as well as reflected current experience during 2005, resulting in a deceleration of amortization of DAC and VOBA of $11.7.

During 2004, DAC and VOBA amortization increased principally due to higher actual gross profits, as a result of the margins earned on higher fixed and variable assets and fewer other-than-temporary impairments. The Company revised certain contractholder withdrawal behavior assumptions for its products during 2004, resulting in a deceleration of amortization of DAC and VOBA of $5.7.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

In 2003, the Company reset long-term assumptions for the separate account returns. The Company recorded a deceleration of amortization of $3.7, primarily due to improved market performance compared to expected.

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of ILIAC’s statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay any dividends to Lion in 2003 and 2005. In March 2006, ILIAC paid a cash dividend of $131.0 to Lion.

ILIAC did not receive capital contributions from Lion in 2005 and 2004, and received $230.0 in capital contributions from Lion during 2003.

The Insurance Department of the State of Connecticut (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income was $221.6, $217.2, and $67.5, for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory capital and surplus was $1,539.1 and $1,347.0 as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

6.	Additional Insurance Benefits and Minimum Guarantees

The Company calculates an additional liability for certain GMDBs in order to recognize the expected value of death benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

As of December 31, 2005, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees was $3.7 billion and $0.8, respectively. As of December 31, 2004, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees was $4.4 billion and $0.7, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2005 and 2004 was $3.7 billion and $4.4 billion, respectively.

7.	Income Taxes

For taxable year 2005, ILIAC will file a consolidated federal income tax return with its (former) subsidiary, IICA. ILIAC’s consolidated group filings with IICA for taxable year 2005 and prior taxable periods is governed by a federal tax allocation agreement with IICA whereby ILIAC charges its subsidiary for federal taxes it would have incurred were it not a member of the consolidated group and credits IICA for losses at the statutory federal tax rate.

Income tax expense (benefit) included in the financial statements are as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Current tax (benefit) expense:
Federal	$(10.5)	$(3.8)	$37.9
State	-	-	1.1
Total current tax (benefit) expense	(10.5)	(3.8)	39.0
Deferred tax expense:
Federal	11.9	46.2	22.1
Total deferred tax expense	11.9	46.2	22.1
Total income tax expense	$1.4	$42.4	$61.1

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Income before income taxes and cumulative
effect of change in accounting principle	$245.9	$241.7	$215.7
Tax rate	35.0%	35%	35%
Income tax at federal statutory rate	86.1	84.6	75.5
Tax effect of:
State income tax, net of federal benefit	-	-	0.7
Dividend received deduction	(25.8)	(9.6)	(14.0)
IRS audit settlement	(58.2)	(33.0)	-
Transfer of mutual fund shares	-	-	-
Other	(0.7)	0.4	(1.1)
Income tax expense	$1.4	$42.4	$61.1

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004
Deferred tax assets:
Insurance reserves	$275.5	$286.4
Unrealized gains allocable to
experience-rated contracts	17.0	125.1
Investments	23.3	-
Postemployment benefits	57.7	60.5
Compensation	37.6	35.5
Other	14.1	23.4
Total gross assets	425.2	530.9
Deferred tax liabilities:
Value of business acquired	(453.0)	(477.8)
Net unrealized capital gains	(31.8)	(161.3)
Deferred policy acquisition costs	(123.6)	(91.3)
Other	(0.1)	(9.8)
Total gross liabilities	(608.5)	(740.2)
Net deferred income tax liability	$(183.3)	$(209.3)

Net unrealized capital gains and losses are presented as a component of Other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Under prior law, life insurance companies were allowed to defer from taxation a portion of income. The deferred income was accumulated in the Policyholders’ Surplus Account and only becomes taxable under certain conditions, which management believes to be remote. Furthermore, the American Jobs Creation Act of 2004 allows certain tax-free distributions from the Policyholders’ Surplus Account during 2005 and 2006. Therefore, based on currently available information, no federal income taxes have been provided on the Policyholders’ Surplus Account accumulated balance of $17.2.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. No valuation allowance has been established at this time, as management believes the above conditions presently do not exist.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s returns through tax year 2001. The current and prior period provisions reflect non-recurring favorable adjustments resulting from a reduction in the tax liability that no longer needs to be provided based on the results of the current IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the positions. The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003. There are also various state audits in progress.

8.	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $21.4, $19.0, and $15.1, for 2005, 2004, and 2003, respectively, and are included in Operating expenses in the Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salesmen who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $8.5, $8.0, and $7.1, in 2005, 2004, and 2003, respectively, and are included in Operating expenses in the Statements of Operations.

Non-Qualified Retirement Plans

Through December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the “SERPs”). Benefit accruals under the SERPs ceased, effective as of December 31, 2001. Benefits under the SERPs are determined based on an eligible employee’s years of service and average annual compensation for the highest five years during the last ten years of employment.

The Company, in conjunction with ING North America, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the “Agents Non-Qualified Plan”). This plan covers certain full-time insurance salesmen who have entered into a career agent agreement with the Company and certain other individuals who meet the eligibility criteria specified in the plan (“Career Agents”). The Agents Non-Qualified Plan was terminated effective January 1, 2002. In connection with the termination, all benefit accruals ceased and all accrued benefits were frozen.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The SERPs and Agents Non-Qualified Plan, are non-qualified defined benefit pension plans, which means all the SERPs benefits are payable from the general assets of the Company and Agents Non-Qualified Plan benefits are payable from the general assets of the Company and ING North America. These non-qualified defined benefit pension plans are not guaranteed by the PBGC.

Obligations and Funded Status

The following tables summarize the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2005 and 2004.

	2005	2004
Change in Benefit Obligation:
Defined benefit obligation, January 1	$104.1	$101.6
Service cost	-	-
Interest cost	6.0	5.9
Benefits paid	(9.7)	(16.2)
Plan amendment	-	0.3
Actuarial loss on obligation	6.4	12.5
Defined benefit obligation, December 31	$106.8	$104.1

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Funded Status:
Funded status at December 31	$(106.8)	$(104.1)
Unrecognized past service cost	0.4	0.6
Unrecognized net loss	22.8	15.6
Net amount recognized	$(83.6)	$(87.9)

Amounts recognized in the Consolidated Balance Sheet consist of:

Accrued benefit cost	$(101.8)	$(105.2)
Intangible assets	0.4	0.6
Accumulated other comprehensive income	17.8	16.7
Net amount recognized	$(83.6)	$(87.9)

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

At December 31, 2005 and 2004, the accumulated benefit obligation was $106.8 and $107.7, respectively.

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2005 and 2004 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2005	2004
Discount rate at beginning of period	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of ING Americas’ Retirement Plan. Based upon all available information, it was determined that 5.50% was the appropriate discount rate as of December 31, 2005, to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions”, the 5.50% discount rate will also be used to determine the Company’s 2006 pension expense. December 31 is the measurement date for the SERP’s and Agents Non-Qualified Plan.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of increase in compensation levels	4.00%	3.75%	3.75%

The weighted average assumptions used in calculating the net pension cost for 2005 were as indicated above (6.00% discount rate, 4.00% rate of compensation increase). Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Interest cost	$6.0	$5.9	$6.9
Net actuarial loss recognized
in the year	1.3	-	0.9
Unrecognized past service cost
recognized in the year	0.2	0.2	0.2
The effect of any curtailment or settlement	0.3	0.1	-
Net periodic benefit cost	$7.8	$6.2	$8.0

Cashflows

There are no 2006 employer expected contributions. Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2006 through 2010, and thereafter through 2015, are estimated to be $13.5, $13.6, $13.2, $9.8, $9.6, and $30.2, respectively.

Other

On October 4, 2004, the President signed into law The Jobs Creation Act (“Jobs Act”). The Jobs Act affects nonqualified deferred compensation plans, such as the Agents Nonqualified Plan. ING North America will make changes to impacted nonqualified deferred compensation plans, as necessary to comply with the requirements of the Jobs Act.

Other Benefit Plans

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

•         The ING 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. The Company match equals 50% of a participant’s pre-tax deferral contribution, with a maximum company match of 3% of the participants pay.

•         The Producers’ Incentive Savings Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis. The Company matches such pre-tax contributions at specified amounts.

• The Producers’ Deferred Compensation Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

•         Certain health care and life insurance benefits for retired employees and their eligible dependents. The post retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2005, 2004, and 2003, were not significant.

9.	Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it incurs expenses with affiliated entities. The agreements are as follows:

•        Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC records a fee, which is paid quarterly, based on the value of the general account AUM. For the years ended December 31, 2005, 2004, and 2003, expenses were incurred in the amounts of $61.7, $58.8, and $53.8, respectively.

•        Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2005, 2004, and 2003, expenses were incurred in the amounts of $138.5, $132.9, and $136.4, respectively.

•        Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002. For the years ended December 31, 2005, 2004, and 2003, net expenses related to the agreement were incurred in the amount of $17.8, $8.6, and $19.2, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Investment Advisory and Other Fees

ILIAC serves as investment advisor to certain variable funds used in Company products (collectively, the “Company Funds”). The Company Funds pay ILIAC, as investment advisor, a daily fee which, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC are subadvised by investment advisors, in which case ILIAC pays a subadvisory fee to the investment advisors, which may include affiliates. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC a daily fee, which, on an annual basis is, depending on the product, up to 3.4% of their average daily net assets. The amount of compensation and fees received from affiliated mutual funds and separate accounts amounted to $263.0, $209.2, and $201.4 (excludes fees paid to Aeltus Investment Management, Inc., now known as ING Investment Management Co.) in 2005, 2004, and 2003, respectively.

Financing Agreements

ILIAC maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31 from the other. Interest on any ILIAC borrowings is charged at the rate of ING AIH’s cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.7, $0.2, and $0.1, for the years ended December 31, 2005, 2004, and 2003, respectively, and earned interest income of $1.0, $1.3, and $0.9, for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, respectively, ILIAC had $131.0 and $25.0 receivable from ING AIH under this agreement.

Note with Affiliate

On December 29, 2004, ING USA Annuity and Life Insurance Company (“ING USA”) issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”) scheduled to mature on December 29, 2034, to its affiliates, ILIAC, ReliaStar Life Insurance Company (“ReliaStar Life”), and Security Life of Denver International Limited (“SLDI”), in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 notes receivable from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the year ended December 31, 2005 was $11.1 and minimal for the year-ended December 31, 2004.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Tax Sharing Agreement

ILIAC has also entered into a state tax sharing agreement with ING AIH and each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which ING AIH and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined, or unitary basis.

Capital Transactions

ILIAC paid a cash dividend of $70.0 to Lion in 2004 and did not pay any cash dividends to Lion in 2003 and 2005. In March 2006, ILIAC paid a cash dividend of $131.0 to Lion.

ILIAC did not receive capital contributions from Lion in 2005 and 2004, and received $230.0 in capital contributions from Lion during 2003.

10.	Financing Agreements

ILIAC maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2005 and 2004, ILIAC did not have any amounts outstanding under the revolving note facility.

ILIAC also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by PNC to ILIAC for the borrowing. Under this agreement, ILIAC incurred no interest expense for the year ended December 31, 2005. As December 31, 2005, ILIAC did not have any amounts outstanding under the line-of-credit agreement.

Prior to September 30, 2005, ILIAC also maintained a $125.0 uncommitted revolving note facility with SunTrust Bank, Atlanta. Under the agreement, ILIAC incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2004, ILIAC had no outstanding balances under this facility.

Also see Financing Agreements in the Related Party Transactions footnote.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

11.	Reinsurance

At December 31, 2005, the Company had reinsurance treaties with 6 unaffiliated reinsurers and 1 affiliated reinsurer covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

The Company has assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $17.8 and $19.3 were maintained for this contract as of December 31, 2005 and 2004, respectively.

Reinsurance ceded in force for life mortality risks were $24.2 and $26.1 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, net receivables were comprised of the following:

	2005	2004
Claims recoverable from reinsurers	$2,806.6	$2,903.0
Payable for reinsurance premiums	(1.7)	(0.9)
Reinsured amounts due to an
unaffiliated reinsurer	(0.3)	0.2
Reserve credits	1.1	1.5
Other	(9.0)	(2.5)
Total	$2,796.7	$2,901.3

Included in the accompanying financial statements are net policy benefit recoveries of $13.1, $19.3, and $22.5, for the years ended December 31, 2005, 2004, and 2003, respectively.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Premiums and Interest credited and other benefits to contractowners included the following premiums ceded and reinsurance recoveries for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Premiums ceded under reinsurance	$215.7	$245.4	$265.2
Reinsurance recoveries	350.5	375.9	366.7

12.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain other equipment under various operating leases, the latest term of which expires in 2011.

For the years ended December 31, 2005, 2004, and 2003, rent expense for leases was $17.4, $17.2, and $18.1, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2006 through 2009 are estimated to be $17.0, $15.6, $2.6, and $1.5, respectively, and $0.7 thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $778.2, $440.4 of which was with related parties. During 2005 and 2004, $42.4 and $19.8, respectively, was funded to related parties under off-balance sheet commitments.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Litigation

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Other Regulatory Matters

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Fund Distributors, LLC (“IFD”) and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

13.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of Accumulated other comprehensive income as of December 31, 2005 and 2004.

	2005	2004	2003
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(22.2)	$482.1	$615.1
Equity securities, available-for-sale	3.2	8.7	13.8
Derivatives	4.2	-	3.7
DAC/VOBA adjustment on
available-for-sale securities	5.1	(9.5)	(19.6)
Sales inducements amortization adjustment
on available-for-sale securities	0.1	(0.1)	-
Premium deficiency reserve adjustment	(23.6)	-	-
Other investments (primarily
limited partnerships)	1.2	1.3	57.3
Less: allocation to experience-rated
contracts	(48.6)	357.5	491.5
Subtotal	16.6	125.0	178.8
Less: deferred income taxes	10.3	41.2	62.8
Net unrealized capital gains	6.3	83.8	116.0
Minimum pension liability, net of tax	(11.6)	(16.7)	-
Accumulated other comprehensive (loss)
income	$(5.3)	$67.1	$116.0

Net unrealized capital (losses) gains allocated to experience-rated contracts of $(48.6) and $357.5 at December 31, 2005 and 2004, respectively, are reflected on the Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income related to changes in net unrealized capital gains and losses on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Fixed maturities, available-for-sale	$(504.3)	$(133.0)	$(125.8)
Equity securities, available-for-sale	(5.5)	(5.1)	17.9
Derivatives	4.2	(3.7)	3.7
DAC/VOBA adjustment on available-for-sale securities	14.6	10.1	4.4
Sales inducements amortization adjustment
available-for-sale securities	0.2	(0.1)	-
Premium deficiency reserve adjustment	(23.6)	-	-
Other	(0.1)	(56.0)	25.9
Less: allocation to experience-rated contracts	(406.1)	(134.0)	(71.6)
Subtotal	(108.4)	(53.8)	(2.3)
Deferred income taxes	(30.9)	(21.6)	(0.8)
Net change in unrealized
capital losses	$(77.5)	$(32.2)	$(1.5)

Changes in Accumulated other comprehensive income, net of DAC/VOBA and tax, related to changes in net unrealized gains and losses on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net unrealized holding losses arising
during the year (1)	$(38.2)	$(1.8)	$(31.9)
Less: reclassification adjustment for gains
(losses) and other items included in net income(2)	39.3	30.4	(30.4)
Net unrealized losses on securities	$(77.5)	$(32.2)	$(1.5)

(1)	Pretax unrealized holding losses arising during the period were $(53.4), $(3.0), and $(48.9), for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $55.0, $50.8, and $(46.6), for the years ended December 31, 2005, 2004, and 2003, respectively.

14.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

14.	Reclassifications and Changes to Prior Year Presentation

Statements of Cash Flows

During 2005, certain changes were made to the Statements of Cash Flows for the year ended December 31, 2003 to reflect the correct balances, primarily related to short-term loans. As the Company has determined these changes as immaterial, the Statements of Cash Flows for the year ended December 31, 2003 has not been labeled as restated. The following table summarizes the adjustments:

	Previously
2004	Reported	Adjustment	Revised

Net cash provided by operating activities	$1,021.7	$(22.4)	$999.3
Net cash used in investing activities	(543.2)	5.9	(537.3)
Net cash used in financing activities	(349.0)	16.4	(332.6)

2003

Net cash provided by operating activities	$1,058.3	$55.9	$1,114.2
Net cash used in investing activities	(2,043.5)	(14.4)	(2,057.9)
Net cash used in financing activities	977.6	(41.4)	936.2

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2005	First	Second	Third	Fourth

Total revenue	$384.3	$406.3	$403.9	$395.5

Income before income taxes	44.4	64.5	75.0	62.0
Income tax expense	12.6	19.1	(46.0)	15.7

Net income	$31.8	$45.4	$121.0	$46.3

2004	First	Second	Third	Fourth

Total revenue	$379.4	$366.2	$374.8	$382.7

Income before income taxes	64.4	54.7	61.3	61.3
Income tax expense	20.4	17.0	(14.3)	19.3

Net income	$44.0	$37.7	$75.6	$42.0

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

a)	Code of Ethics for Financial Professionals

The Company has approved and adopted a Code of Ethics for Financial Professionals, pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (which was filed as Exhibit 14 to the Form 10-K, as filed with the SEC on March 29, 2004, File No. 033-23376). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

b)	Designation of Board Financial Expert

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion, it does not have any outside directors sitting on its board.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2005 and 2004, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2005 and 2004 are detailed below, along with a description of the services rendered by Ernst & Young to the Company:

	2005		2004
Audit fees	$1.8		$1.2
Audit-related fees	0.4		0.2
Tax fees	-	*	-
All other fees	-		-
	$2.2		$1.4

*Less than $0.1

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

Tax Fees

There were minimal tax fees allocated to ILIAC in 2005 and 2004. Tax fees allocated to ILIAC were for tax compliance, tax advice, and tax planning professional services. These services consist of tax compliance including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no fees allocated to ILIAC in 2005 and minimal fees allocated to ILIAC in 2004 under the category “all other fees.” Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consists primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit, services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, and non-audit, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview retrospectively on a semi-annual basis. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedures, each audit-related and non-audit engagement that is expected to generate fees in excess of EUR 100,000, and all further audit-related and non-audit engagements over and above the pre-approved amounts, must be approved by the audit committee on a case-by-case basis.

In 2005, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. Financial statements. See Item 8 on Page 55.

2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 122.

Exhibits

3.(i)	Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

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

Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

Incorporated by reference Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

Incorporated by reference Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

10.	Material Contracts

10.(a)

Distribution Agreement, dated as of December 13, 2000, between Aetna Inc., renamed Lion Connecticut Holdings Inc. (“Lion”), and Aetna U.S. Healthcare Inc., renamed Aetna Inc., incorporated by reference to ILIAC’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(b)

Employee Benefits Agreement, dated as of December 13, 2000, between Aetna Inc, renamed Lion, and Aetna U.S. Healthcare, renamed Aetna Inc., incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(c)

Tax Sharing Agreement, dated as of December 13, 2000, among Aetna Inc. renamed Lion, Aetna U.S. Healthcare, Inc. renamed Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(d)	Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(e)	Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(f)	Tax Sharing Agreement between ILIAC and ING Insurance Company of America, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(g)

Tax Sharing Agreement between ILIAC, ING America Insurance Holding, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(h)

Investment Advisory Agreement between ILIAC and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(i)

Reciprocal Loan Agreement between ILIAC and ING America Insurance Holdings, Inc., effective June 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(j)

Services Agreement between ILIAC and the affiliated companies listed in Exhibit B to the Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(k)

Services Agreement between ILIAC and ING North America Insurance Corporation, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(l)	Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(m)

Administrative Services Agreement between ILIAC, ReliaStar Life Insurance Company of New York and the affiliated companies specified in Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(n)

First Amendment to the Administrative Services Agreement between ILIAC, RLNY and the affiliated companies specified in Exhibit A to the Agreement, effective as of August 1, 2004, incorporated by reference to the Company’s Form 10-K filed on March 31, 2005 (File No. 033-23376).

(o)

Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(p)

Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 31, 2005 (File No. 033-23376).

14. ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		123

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2005	124

IV.	Reinsurance Information as of and for the years ended
	December 31, 2005, 2004, and 2003	125

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young

Atlanta, Georgia

March 24, 2006

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2005

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheet

Fixed maturities:
U.S. government and government agencies
and authorities	$504.1	$496.3	$496.3
State, municipalities, and political subdivisions	40.0	39.6	39.6
Public utilities securities
Other U.S. corporate securities	7,242.2	7,269.6	7,269.6
Foreign securities (1)	2,519.9	2,555.2	2,555.2
Residential Mortgage-backed securities	4,453.7	4,388.4	4,388.4
Commercial mortgage-backed securities	2,099.1	2,101.8	2,101.8
Other asset-backed securities	1,151.3	1,137.2	1,137.2
Total fixed maturities, including fixed
maturities pledged	$18,010.3	$17,988.1	$17,988.1

Equity securities	$166.9	$170.1	$170.1

Mortgage loans	$1,396.0	$1,386.2	$1,396.0
Policy loans	262.4	262.4	262.4
Other investments	144.6	144.6	144.6

Total investments	$19,980.2	$19,951.4	$19,961.2

*	See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)

The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2005, 2004, and 2003

(In millions)

					Percentage of
	Gross	Ceded	Assumed	Net	Assumed to Net

Year Ended December 31, 2005
Life insurance in force	$24,151.5	$24,151.5	$-	$-	0.0%
Premiums:
Accident and health insurance	0.4	0.4		-
Annuities	43.2	-	-	43.2
Total premiums	$43.6	$0.4	$-	$43.2

Year Ended December 31, 2004
Life insurance in force	$26,179.5	$26,179.5	$-	$-	0.0%
Premiums:
Accident and health insurance	0.5	0.5	-	-
Annuities	38.5	-	-	38.5
Total premiums	$39.0	$0.5	$-	$38.5

Year Ended December 31, 2003
Life insurance in force	$29,254.7	$29,254.7	$-	$-	0.0%
Premiums:
Accident and health insurance	1.0	1.0	-	-
Annuities	50.1	0.1	0.1	50.1
Total premiums	$51.1	$1.1	$0.1	$50.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2006 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 28, 2006.

Signatures	Title
/s/ David A. Wheat David A. Wheat	Director, Executive Vice President and Chief Financial Officer
/s/ Catherine H. Smith Catherine H. Smith	Director
/s/ Thomas J. McInerney Thomas J. McInerney	Director and Chairman
/s/ Jacques de Vaucleroy Jacques de Vaucleroy	Director and Senior Vice President
/s/ Kathleen A. Murphy Kathleen A. Murphy	Director
/s/ Brian D. Comer Brian D. Comer	President
/s/ Steven T. Pierson Steven T. Pierson	Senior Vice President and Chief Accounting Officer