Form 10-K/A
period 2005-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2006-04-07
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 30, 2006, ING Life Insurance and Annuity Company (“ILIAC”) filed its Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”) with the Securities and Exchange Commission (the “SEC”). While ILIAC included a copy of the Report of Independent Registered Public Accounting Firm dated March 24, 2006 on the Consolidated Balance Sheets of ING Life Insurance and Annuity Company and Subsidiary as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Changes in Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2005 (the “Report”) as part of Item 8 of Part II of the 10-K that was filed with the SEC, the electronic copy of the Report included in the 10-K filed with the SEC unintentionally omitted the signature of Ernst & Young LLP, the independent registered public accounting firm that rendered the Report.

This Amendment No. 1 on Form 10-K/A (the “10-K/A”) is being filed for the sole purpose of amending Item 8 of Part II of the 10-K to provide an electronic signed copy of the Report. No changes have been made to the Report that accompanied the consolidated financial statements of ING Life Insurance and Annuity Company and Subsidiary in the 10-K, other than to provide for the signature of Ernst & Young LLP on the Report.

ILIAC hereby files this 10-K/A to amend and restate the 10-K in its entirety, including new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the modification to the Report to provide for the signature of Ernst & Young LLP, no other items of the original filing on Form 10-K are modified by this 10-K/A.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K/A

For the Year Ended December 31, 2005

	TABLE OF CONTENTS

Item No.		Page

	PART I

Item 1.	Business**	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments****	18
Item 2.	Properties**	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders*	18

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data***	20
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	112
Item 9A.	Controls and Procedures	112
Item 9B.	Other Information	112

	PART III

Item 10.	Directors and Executive Officers of the Registrant*	113
Item 11.	Executive Compensation*	113
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	113
Item 13.	Certain Relationships and Related Transactions*	113
Item 14.	Principal Accountant Fees and Services	114

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	116

	Index to Consolidated Financial Statement Schedules	123
	Signatures	127

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

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 10%	$19.0	$19.0
Decrease of 10%	(20.0)	(20.0)

The above analysis includes the following changes in DAC/VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on Net	Effect on
	DAC/VOBA	DAC/VOBA
	Amortization	Assets as of
	for	December 31,
	2005	2005

Increase of 10%	$(8.5)	$29.1
Decrease of 10%	8.8	(30.4)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	57

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004, and 2003	58

Consolidated Balance Sheets as of
December 31, 2005 and 2004	59

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2005, 2004, and 2003	61

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003	62

Notes to Consolidated Financial Statements	64

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

/s/ Ernst & Young LLP

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

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$197.3	$0.9	$0.9	$197.3
State, municipalities, and political
subdivisions	32.1	0.2	0.9	31.4

U.S. corporate securities:
Public utilities	1,207.6	50.0	5.0	1,252.6
Other corporate securities	5,846.5	275.0	25.4	6,096.1
Total U.S. corporate securities	7,054.1	325.0	30.4	7,348.7

Foreign securities:
Government	660.2	33.9	3.1	691.0
Other	1,656.4	78.4	6.1	1,728.7
Total foreign securities	2,316.6	112.3	9.2	2,419.7

Residential mortgage-backed securities	5,497.6	65.6	58.2	5,505.0
Commercial mortgaged-backed securities	1,491.2	73.2	4.4	1,560.0
Other asset-backed securities	1,354.6	22.6	13.7	1,363.5

Total fixed maturities, including fixed
maturities pledged to creditors	17,943.5	599.8	117.7	18,425.6
Less: fixed maturities pledged	1,258.8	18.0	2.5	1,274.3
Total fixed maturities	16,684.7	581.8	115.2	17,151.3
Equity securities	153.9	9.2	0.5	162.6

Total investments, available-for-sale	$16,838.6	$591.0	$115.7	$17,313.9

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

	2005	2004	2003
Income before income taxes and cumulative
effect of change in accounting principle	$245.9	$241.7	$215.7
Tax rate	35%	35%	35%
Income tax at federal statutory rate	86.1	84.6	75.5
Tax effect of:
State income tax, net of federal benefit	-	-	0.7
Dividend received deduction	(25.8)	(9.6)	(14.0)
IRS audit settlement	(58.2)	(33.0)	-
Transfer of mutual fund shares	-	-	-
Other	(0.7)	0.4	(1.1)
Income tax expense	$1.4	$42.4	$61.1

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

Other Benefit Plans

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

•         The ING 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. The Company match equals 50% of a participant’s pre-tax deferral contribution, with a maximum company match of 3% of the participant’s pay.

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

Note with Affiliate

On December 29, 2004, ING USA Annuity and Life Insurance Company (“ING USA”) issued surplus notes in the aggregate principal amount of $400.0 (the “Notes”) scheduled to mature on December 29, 2034, to its affiliates, ILIAC, ReliaStar Life Insurance Company (“ReliaStar Life”), and Security Life of Denver International Limited (“SLDI”), in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 notes receivable from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the year ended December 31, 2005 was $11.1 and minimal for the year ended December 31, 2004.

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

1. Financial statements. See Item 8 on Page 56.

2. Financial statement schedules. See Index to Consolidated Financial Statement Schedules on Page 123.

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

14. ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		124

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2005	125

IV.	Reinsurance Information as of and for the years ended
	December 31, 2005, 2004, and 2003	126

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

April 7, 2006 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)