Form 10-Q
period 2006-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2006-05-15
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133151, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06156 (Zip Code)
(860) 723-4646 (Registrant's telephone number, including area code)

__________________________________________________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 11, 2006, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiary (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended March 31, 2006

ING Life Insurance and Annuity Company and Subsidiary (A wholly owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net investment income	$256.0	$253.2
Fee income	130.5	118.2
Premiums	11.6	13.8
Net realized capital losses	(6.4)	(2.1)
Other income	3.5	1.2
Total revenue	395.2	384.3
Benefits and expenses:
Interest credited and other benefits
to contractowners	186.6	187.7
Operating expenses	112.9	102.8
Amortization of deferred policy acquisition
costs and value of business acquired	25.8	49.2
Interest expense	0.9	0.2
Total benefits and expenses	326.2	339.9
Income before income taxes	69.0	44.4
Income tax expense	16.9	12.6
Net income	$52.1	$31.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiary (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,546.0 at 2006 and $16,749.5 at 2005)	$16,311.6	$16,740.5
Equity securities, available-for-sale, at fair value
(cost of $205.9 at 2006 and $166.9 at 2005)	213.2	170.1
Mortgage loans on real estate	1,393.0	1,396.0
Policy loans	261.2	262.4
Other investments	196.1	144.6
Securities pledged (amortized cost of $1,610.3 at
2006 and $1,260.8 at 2005)	1,567.9	1,247.6
Total investments	19,943.0	19,961.2
Cash and cash equivalents	113.6	212.5
Short-term investments under securities loan agreement	585.3	318.1
Accrued investment income	212.4	203.6
Reinsurance recoverable	2,773.6	2,796.7
Deferred policy acquisition costs	542.9	512.4
Value of business acquired	1,288.8	1,294.4
Notes receivable from affiliate	175.0	175.0
Short-term loan from affiliate	50.0	131.0
Due from affiliates	74.3	18.6
Other assets	127.8	66.5
Assets held in separate accounts	38,111.4	35,899.8
Total assets	$63,998.1	$61,589.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiary (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,745.5	$20,932.8
Payable for securities purchased	226.2	3.1
Payables under securities loan agreement	585.3	318.1
Borrowed money	953.3	941.1
Due to affiliates	57.1	63.8
Current income taxes	45.6	46.9
Deferred income taxes	246.9	183.3
Other liabilities	282.6	301.5
Liabilities related to separate accounts	38,111.4	35,899.8
Total liabilities	61,253.9	58,690.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,449.4	4,579.6
Accumulated other comprehensive loss	(82.4)	(5.3)
Retained earnings (deficit)	(1,625.6)	(1,677.7)
Total shareholder's equity	2,744.2	2,899.4
Total liabilities and shareholder's equity	$63,998.1	$61,589.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$4,576.5	$67.1	$(1,922.2)	$2,724.2
Comprehensive income:
Net income	-	-	-	31.8	31.8
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(41.9) pretax)	-	-	(31.5)	-	(31.5)
Total comprehensive income					0.3
Employee share-based payments	-	0.7	-	-	0.7
Balance at March 31, 2005	$2.8	$4,577.2	$35.6	$(1,890.4)	$2,725.2

Balance at December 31, 2005	$2.8	$4,579.6	$(5.3)	$(1,677.7)	$2,899.4
Comprehensive loss:
Net income	-	-	-	52.1	52.1
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(25.8) pretax)	-	-	(77.1)	-	(77.1)
Total comprehensive loss					(25.0)
Dividends paid	-	(131.0)	-	-	(131.0)
Employee share-based payments	-	0.8	-	-	0.8
Balance at March 31, 2006	$2.8	$4,449.4	$(82.4)	$(1,625.6)	$2,744.2

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiary (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)

	Three Months Ended March 31,
	2006	2005
		(Restated)

Net cash provided by operating activities	$132.3	$147.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	2,714.4	4,564.1
Equity securities, available-for-sale	34.0	3.0
Mortgage loans on real estate	70.3	9.0
Acquisition of:
Fixed maturities, available-for-sale	(2,773.4)	(4,627.9)
Equity securities, available-for-sale	(60.0)	(3.5)
Mortgage loans on real estate	(67.3)	(127.9)
Policy loans	1.2	3.8
Other investments	(32.8)	(11.3)
(Purchase)/sale of property and equipment, net	(1.0)	(6.5)
Net cash used in investing activities	(114.6)	(197.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	528.7	448.1
Maturities and withdrawals from investment contracts	(607.5)	(551.3)
Short-term loans with affiliate	81.0	25.0
Short-term loans	12.2	57.2
Dividends to parent	(131.0)	-
Net cash used in financing activities	(116.6)	(21.0)
Net decrease in cash and cash equivalents	(98.9)	(70.5)
Cash and cash equivalents, beginning of period	212.5	187.1
Cash and cash equivalents, end of period	$113.6	$116.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiary (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The condensed consolidated financial statements include ILIAC and its wholly-owned subsidiary, ING Financial Advisers, LLC (“IFA”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

On December 31, 2005, ILIAC’s subsidiary, ING Insurance Company of America (“IICA”), merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

Effective May 11, 2006, ILIAC organized Northfield Windsor LLC as a wholly-owned subsidiary.

The condensed consolidated financial statements and notes as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2005 Annual Report on Form 10-K/A. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans. The Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company’s products generally are distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

The Company offers deferred and immediate (payout annuities) annuity contracts. These products include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapped agreements entered into with retirement plans that contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassification and Changes to Prior Year Presentation footnote).

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K/A.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.	Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of the Emerging Issues Tax Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $23.6 for the three months ended March 31, 2006, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46R: “Consolidation of Variable Interest Entities” (“FIN 46R”). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The adoption of EITF 04-5 had no impact on ILIAC, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Consolidated Balance Sheets.

3.	New Accounting Standards

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

•	Clarifies when a servicer should separately recognize servicing assets and liabilities;
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
•

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

•	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company does not expect the impact of adoption of FAS No. 156 to have a material effect on the results of operations or cash flows.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Certain Hybrid Financial Instruments

In February 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

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

4.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4	$-	-
U.S. corporate	8.4	17	26.2	69
Foreign(1)	1.8	3	-	-
Residential mortgage-backed	9.2	46	-	-
Other asset-backed	7.0	1	-	-
Equity	0.1	3	-	-
Total	$32.9	74	$26.2	69

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The above schedule for the three months ended March 31, 2006 includes $9.3 in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $23.6 in write-downs for the three months ended March 31, 2006 relates to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following table summarizes these write-downs by type for the three months ended March 31, 2006.

	2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4
U.S. corporate	8.4	17
Foreign	1.8	3
Other asset-backed	7.0	1
Total	$23.6	$25

The remaining fair value of investments with other-than-temporary impairments at March 31, 2006 and 2005 was $721.5 and $204.3, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the three months ended March 31, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$512.4	$414.5
Deferrals of commissions and expenses	34.5	31.4
Amortization:
Amortization	(13.7)	(15.2)
Interest accrued at 5% to 7%	8.6	7.0
Net amortization included in Condensed Consolidated
Statements of Operations	(5.1)	(8.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	1.1	2.4
Balance at March 31	$542.9	$440.1

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity for the three months ended March 31, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$1,294.4	$1,365.3
Deferrals of commissions and expenses	11.9	11.3
Amortization:
Amortization	(41.8)	(63.5)
Interest accrued at 5% to 7%	21.1	22.5
Net amortization included in Condensed Consolidated
Statements of Operations	(20.7)	(41.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	3.2	6.7
Balance at March 31	$1,288.8	$1,342.3

6.	Capital Contributions and Dividends

During the three months ended March 31, 2006 and 2005, ILIAC did not receive any contributions from its parent.

During the three months ended March 31, 2006, ILIAC paid $131.0 in cash dividends to its parent. During the three months ended March 31, 2005, ILIAC did not pay any dividends on its common stock to its parent.

7.	Income Taxes

Effective January 1, 2006, ILIAC files a consolidated federal income tax return with ING America Insurance Holdings (“ING AIH”), an affiliate, and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2006, ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group, whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

The Company’s effective tax rates for the three months ended March 31, 2006 and 2005, were 24.5% and 28.4%, respectively. The effective rates differed from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective rate from March 31, 2005 to March 31, 2006 is primarily due to an increase in the deduction allowed for dividends received relative to the change in Income before income taxes.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

A $64.9 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Financing Agreements

ILIAC maintains a reciprocal loan agreement with ING AIH to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31. Interest on any ILIAC borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.6 for the three months ended March 31, 2006 and incurred minimal interest expense for the three months ended March 31, 2005. ILIAC earned interest income of $0.9 and $0.4 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, ILIAC had $50.0 and $131.0, respectively, receivable from ING AIH under the reciprocal loan agreement.

9.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $758.1, $383.9 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. During the three months ended March 31, 2006, $14.0 was funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Litigation

The Company is involved in a threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(276.8)	$193.3
Equity securities, available-for-sale	7.3	6.5
Derivatives	6.9	-
DAC/VOBA adjustment on available-for-sale securities	9.4	(0.4)
Sales inducements adjustment on available-for-sale
securities	0.2	-
Other investments	1.3	1.3
Deferred tax asset valuation allowance	(64.9)	-
Less: allocation to experience-rated contracts	(242.6)	117.6
Unrealized capital (losses) gains, before tax	(74.0)	83.1
Deferred income tax asset (liability)	3.2	(30.8)
Net unrealized capital (losses) gains	(70.8)	52.3
Minimum pension liability, net of tax	(11.6)	(16.7)
Accumulated other comprehensive (loss) income	$(82.4)	$35.6

Net unrealized capital gains (losses) allocated to experience-rated contracts at March 31, 2006 and 2005, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiary

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Net unrealized capital holding losses arising during the period(1)	$(23.3)	$(43.9)
Less: reclassification adjustment for losses and other
items included in net income(2)	(11.0)	(12.4)
Net unrealized capital losses on securities	$(12.3)	$(31.5)

(1)	Pretax unrealized capital holding losses arising during the period were $(48.8) and $(58.4) for the three months ended March 31, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for losses and other items included in net income were $(23.0) and $(16.5) for the three months ended March 31, 2006 and 2005, respectively.

11.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the three months ended March 31, 2005, to reflect the correct balances, primarily related to short-term loans with affiliate and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the three months ended March 31, 2005, as restated. The following summarizes the adjustments:

	Previously
Three months ended March 31, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$296.9	$(149.2)	$147.7
Net cash used in investing activities	(321.5)	124.3	(197.2)
Net cash used in financing activities	(46.0)	25.0	(21.0)

Item 2.	Management’s Narrative Analysis of the Consolidated Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiary (collectively, the “Company”) for the three months ended March 31, 2006 and 2005 and financial condition as of March 31, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K/A.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to, the following:

(1)	equity market volatility could negatively impact profitability and financial condition;
(2)	changes in interest rates could have a negative impact on profitability and financial condition;
(3)	the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	the occurrence of natural or man-made disasters may adversely affect the Company's results of operation and financial condition;

(5)	changes in underwriting and actual experience could materially affect profitability;
(6)	a downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(7)	competition could negatively affect the ability to maintain or increase profitability;
(8)	changes in federal income tax law could make some products less attractive to contractowners and increase tax costs;
(9)	litigation may adversely affect profitability and financial condition;
(10)	changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(11)	changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition; and
(12)	failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2 and in Item 1A of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

On December 31, 2005, ILIAC’s subsidiary ING Insurance Company of America (“IICA”) merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

Effective May 11, 2006, ILIAC organized Northfield Windsor LLC as a wholly-owned subsidiary.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2005 Annual Report on Form 10-K/A.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated on variable assets under management (“AUM”), (b) investment income earned on fixed AUM, and (c) certain other fees. Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners. Net investment income from fixed AUM is mainly generated from annuity products with fixed investment options. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

A low general level of short-, intermediate-, and long-term interest rates has put pressure on interest spreads on existing blocks of business, as declining investment portfolio yields draw closer to minimum crediting rates on certain products. The compression of the yields between interest credited on spread-based products and declining asset yields will be a concern until new money rate investments are higher than overall investment portfolio yields. Rising interest rates negatively impacted the fair value of the Company’s fixed maturity portfolio and resulted in capital losses.

Volatile equity market performance has also presented challenges for the Company, as fee revenue from variable AUM is tied to equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Recent improvements in the equity markets have led to increases in the Company’s AUM.

The improving economy and a recovery in the employment market, combined with higher corporate confidence, have improved the demand for retirement and savings-type products.

The Company’s results of operations for the three months ended March 31, 2006, and changes therein, were primarily impacted by performance in the separate accounts and changing equity markets. Both of these items contributed to increase the Company’s average variable AUM. In addition, interest rate movements had an unfavorable impact on the Company’s operations.

	Three Months Ended March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$256.0	$253.2	$2.8	1.1%
Fee income	130.5	118.2	12.3	10.4%
Premiums	11.6	13.8	(2.2)	(15.9)%
Net realized capital losses	(6.4)	(2.1)	(4.3)	NM
Other income	3.5	1.2	2.3	NM
Total revenue	395.2	384.3	10.9	2.8%
Benefits and expenses:
Interest credited and other
benefits to contractowners	186.6	187.7	(1.1)	(0.6)%
Operating expenses	112.9	102.8	10.1	9.8%
Amortization of deferred policy
acquisition costs and value
of business acquired	25.8	49.2	(23.4)	(47.6)%
Interest expense	0.9	0.2	0.7	NM
Total benefits and expenses	326.2	339.9	(13.7)	(4.0)%
Income before income taxes	69.0	44.4	24.6	55.4%
Income tax expense	16.9	12.6	4.3	34.1%
Net income	$52.1	$31.8	$20.3	63.8%

Effective tax rate	24.5%	28.4%

NM - Not meaningful.

Revenues

Total revenue increased primarily due to higher Fee income, partially offset by an increase in Net realized capital losses.

The increase in Fee income reflects higher average variable AUM driven primarily by improved equity market conditions, as well as additional net contractowner cash flows.

The increase in Net realized capital losses largely reflects the rising interest rate environment resulting in an increase in other-than-temporary impairments recognized during the first quarter of 2006.

In addition, Premiums decreased during the first quarter of 2006, primarily due to lower sales, partially offset by an increase in payout annuitization.

Benefits and Expenses

Total benefits and expenses decreased primarily due a decrease in the Amortization of DAC and VOBA, partially offset by an increase in Operating expenses.

The decrease in Amortization of DAC and VOBA is primarily due to lower amortization resulting from favorable equity market performance which drove higher estimated future gross profits. This decrease is partially offset by higher current period amortization due to higher current year gross profits from fixed and variable margins on higher AUM.

Operating expenses increased in conjunction with the continued growth of the business during the first quarter of 2006.

Income Taxes

Income tax expense reflects the overall increase in Income before income taxes during the first quarter of 2006, partially offset by a decrease in the effective tax rate. The decrease in the effective rate is primarily due to an increase in the deduction allowed for dividends received relative to the change in Income before income taxes.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risk. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options and interest rate options embedded in collateralized mortgage obligations and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

For a discussion of the Company’s use of derivatives, see “Liquidity and Capital Resources - Derivatives.”

Portfolio Composition

The following table presents the investment portfolio at March 31, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$17,879.5	89.6%	$17,988.1	90.1%
Equity securities, available-for-sale	213.2	1.1%	170.1	0.9%
Mortgage loans on real estate	1,393.0	7.0%	1,396.0	7.0%
Policy loans	261.2	1.3%	262.4	1.3%
Other investments	196.1	1.0%	144.6	0.7%
Total investments	$19,943.0	100.0%	$19,961.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$641.7	$0.4	$14.0	$628.1
State, municipalities, and political
subdivisions	33.8	0.3	0.2	33.9

U.S. corporate securities:
Public utilities	1,269.3	14.3	31.2	1,252.4
Other corporate securities	5,534.9	69.4	147.0	5,457.3
Total U.S. corporate securities	6,804.2	83.7	178.2	6,709.7

Foreign securities(1):
Government	627.7	27.4	13.9	641.2
Other	1,899.1	27.8	49.8	1,877.1
Total foreign securities	2,526.8	55.2	63.7	2,518.3

Residential mortgage-backed securities	4,574.4	29.2	135.8	4,467.8
Commercial mortgaged-backed securities	2,281.6	17.9	53.4	2,246.1
Other asset-backed securities	1,293.8	4.1	22.3	1,275.6

Total fixed maturities, including fixed
maturities pledged	18,156.3	190.8	467.6	17,879.5
Less: fixed maturities pledged	1,610.3	3.1	45.5	1,567.9
Total fixed maturities	$16,546.0	$187.7	$422.1	$16,311.6

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.1	$0.6	$8.4	$496.3
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities(1):
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,453.7	33.6	98.9	4,388.4
Commercial mortgaged-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,010.3	275.9	298.1	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6

Total fixed maturities	$16,749.5	$270.7	$279.7	$16,740.5

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,349.7	46.6%	$7,951.3	44.2%
AA	1,032.4	5.8%	1,148.5	6.4%
A	3,683.2	20.6%	3,984.8	22.2%
BBB	4,163.1	23.3%	4,270.5	23.7%
BB	566.0	3.2%	540.4	3.0%
B and below	85.1	0.5%	92.6	0.5%
Total	$17,879.5	100.0%	$17,988.1	100.0%

96.3% and 96.5% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,743.6	37.7%	$7,309.2	40.6%
Residential mortgage-backed	4,467.8	25.0%	4,388.4	24.4%
Foreign	2,518.3	14.1%	2,555.2	14.2%
Commercial mortgage-backed	2,246.1	12.6%	2,101.8	11.7%
Other asset-backed	1,275.6	7.1%	1,137.2	6.3%
U.S. Treasuries/Agencies	628.1	3.5%	496.3	2.8%
Total	$17,879.5	100.0%	$17,988.1	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at March 31, 2006 or December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,393.0 and $1,396.0 at March 31, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At March 31, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 21.9% and 22.0% of properties in California at March 31, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 89.6% and 90.1% of the Company’s total investment portfolio at March 31, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$71.5	15.4%	2.4	0.5%	$99.3	33.3%	$3.1	1.0%
More than six months
and less than twelve
months below
amortized cost	244.7	52.3%	2.4	0.5%	75.2	25.2%	1.8	0.6%
More than twelve months
below amortized cost	144.6	30.9%	2.0	0.4%	117.3	39.4%	1.4	0.5%
Total unrealized capital loss	$460.8	98.6%	$6.8	1.4%	$291.8	97.9%	$6.3	2.1%

Unrealized capital losses in fixed maturities at March 31, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized loss positions at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$41.6	$138.2	$76.3	$256.1
Mortgage and other asset-backed
securities	32.3	108.9	70.3	211.5
Total unrealized capital loss	$73.9	$247.1	$146.6	$467.6
Fair value	$4,134.5	$6,201.0	$2,886.6	$13,222.1

2005
Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed
securities	46.7	43.1	56.0	145.8
Total unrealized capital loss	$102.4	$77.0	$118.7	$298.1
Fair value	$5,936.2	$2,790.7	$2,643.6	$11,370.5

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$0.4	$12.4	$1.2	$14.0
U.S. corporate, state, and
municipalities	30.8	89.1	58.5	178.4
Foreign	10.4	36.7	16.6	63.7
Residential mortgage-backed	21.2	61.3	53.3	135.8
Commercial mortgage-backed	6.6	36.6	10.2	53.4
Other asset-backed	4.5	11.0	6.8	22.3
Total	$73.9	$247.1	$146.6	$467.6

2005
U.S. Treasuries/Agencies	$3.1	$3.8	$1.5	$8.4
U.S. corporate, state, and
municipalities	40.4	18.9	48.1	107.4
Foreign	12.2	11.2	13.1	36.5
Residential mortgage-backed	29.1	33.1	36.7	98.9
Commercial mortgage-backed	13.7	6.4	6.9	27.0
Other asset-backed	3.9	3.6	12.4	19.9
Total	$102.4	$77.0	$118.7	$298.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 95.3% of the average book value as of March 31, 2006. In addition, this category includes 582 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2006.

Overall, there has been an increase in unrealized capital losses from December 31, 2005 to March 31, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and the Company’s intent to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4	$-	-
U.S. corporate	8.4	17	26.2	69
Foreign	1.8	3	-	-
Residential mortgage-backed	9.2	46	-	-
Other asset-backed	7.0	1	-	-
Equity	0.1	3	-	-
Total	$32.9	74	$26.2	69

The above schedule for the three months ended March 31, 2006 includes $9.3 in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $23.6 in write-downs for the three months ended March 31, 2006 relates to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The following table summarizes these write-downs by type for the three months ended March 31, 2006.

	2006
		No. of
	Impairment	Securities
U.S. Treasury/Agencies	$6.4	4
U.S. corporate	8.4	17
Foreign	1.8	3
Other asset-backed	7.0	1
Total	$23.6	25

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment, of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Fixed maturities, available-for-sale	$(43.1)	$(18.8)
Equity securities, available-for-sale	3.1	-
Derivatives	16.0	12.1
Less: allocation to experience-rated contracts	(17.6)	(4.6)
Net realized capital losses	$(6.4)	$(2.1)
After-tax net realized capital losses	$(4.2)	$(1.4)

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains (losses) allocated to experienced-rated contracts were $222.1 and $240.3, at March 31, 2006 and December 31, 2005, respectively.

Income Taxes

A $64.9 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC had $50.0 and $131.0 receivable from ING AIH under the reciprocal loan agreement as of March 31, 2006 and December 31, 2005, respectively.

•	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the revolving note facility.
•

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At March 31, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2006 and 2005, ILIAC did not receive any contributions from its parent.

During the three months ended March 31, 2006, ILIAC paid $131.0 in cash dividends to its parent. During the three months ended March 31, 2005, ILIAC did not pay any dividends on its common stock to its parent.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed consolidated financial statements.)

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

Item 4.	Controls and Procedures
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

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K/A filed April 7, 2006 (SEC File No. 033-23376).

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

•

If the Company’s net amount at risk under certain guaranteed minimum death benefits increases, the amount of required reserve increases. If reserves are not adequate, the Company may need to increase reserves through a charge to earnings.

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

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. All of the Company’s fixed annuity products, and the fixed account options included in some of the Company’s variable annuity products, contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits. This decrease in profits may also require the Company to accelerate amortization of deferred policy acquisition costs.

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

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

•	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
•	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
•

Disruption of the Company’s normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

While the Company has a business continuation and crisis management plan, there can be no assurance that the Company’s plan and insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster.

Changes in underwriting and actual experience could materially affect profitability

The Company prices its products based on long-term assumptions regarding investment returns, mortality, persistency, and operating costs. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. The Company monitors and manages pricing and sales mix to achieve target returns. Profitability from new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions.

The Company’s profitability depends on the following:

•	Adequacy of investment margins;
•	Management of market and credit risks associated with investments;
•	Ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits, and contract administration expenses;
•	Adequacy of contract charges on variable contracts to cover the cost of product features;
•	Persistency of policies to ensure recovery of acquisition expenses; and
•	Management of operating costs and expenses within anticipated pricing allowances.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower assets under management, which will result in lower fee income as follows:

•	Increase in annuity contract surrenders and withdrawals;
•	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
•	Reduction of new annuity contract sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

•	Statutory capital;
•	Risk of investment portfolio;
•	Views of the rating organization;
•	Economic trends affecting the financial services industry;
•	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
•	Enterprise risk management; and
•	Other circumstances outside the rated company’s control.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

•	Name recognition and reputation;
•	Service;
•	Investment performance;
•	Product features;
•	Price;
•	Perceived financial strength; and
•	Claims paying and credit ratings.

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

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

Incorporated by reference to Post-Effective Amendment No. 43 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 11, 2006.

Incorporated by reference to Post-Effective Amendment No. 43 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 14, 2006.

10.	Material Contracts

Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ING Life Insurance and Annuity Company and ING America Insurance Holdings, Inc. and its Subsidiaries.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2006 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)