Form 10-Q
period 2006-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2006-08-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133151, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06156 (Zip Code)
(860) 723-4646 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 10, 2006, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended June 30, 2006

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$254.2	$273.3	$510.2	$526.5
Fee income	130.7	118.4	261.2	236.6
Premiums	10.0	12.4	21.6	26.2
Net realized capital (losses) gains	(3.1)	2.0	(9.5)	(0.1)
Other income	3.2	0.2	6.7	1.4
Total revenue	395.0	406.3	790.2	790.6
Benefits and expenses:
Interest credited and other benefits
to contractowners	221.6	191.7	408.2	379.4
Operating expenses	115.6	105.8	228.5	208.6
Amortization of deferred policy acquisition
costs and value of business acquired	(43.6)	44.1	(17.8)	93.3
Interest expense	0.7	0.2	1.6	0.4
Total benefits and expenses	294.3	341.8	620.5	681.7
Income before income taxes	100.7	64.5	169.7	108.9
Income tax expense	27.4	19.1	44.3	31.7
Net income	$73.3	$45.4	$125.4	$77.2

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $16,280.3 at 2006 and $16,749.5 at 2005)	$15,770.5	$16,740.5
Equity securities, available-for-sale, at fair value
(cost of $220.6 at 2006 and $166.9 at 2005)	225.7	170.1
Mortgage loans on real estate	1,616.6	1,396.0
Policy loans	263.2	262.4
Other investments	227.6	144.6
Securities pledged (amortized cost of $1,425.6 at 2006 and $1,260.8 at 2005)	1,384.5	1,247.6
Total investments	19,488.1	19,961.2
Cash and cash equivalents	313.5	212.5
Short-term investments under securities loan agreement	579.0	318.1
Accrued investment income	194.1	203.6
Reinsurance recoverable	2,752.6	2,796.7
Deferred policy acquisition costs	567.9	512.4
Value of business acquired	1,353.7	1,294.4
Notes receivable from affiliate	175.0	175.0
Short-term loan from affiliate	-	131.0
Due from affiliates	7.9	18.6
Other assets	95.3	66.5
Assets held in separate accounts	38,406.7	35,899.8
Total assets	$63,933.8	$61,589.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,623.9	$20,932.8
Payable for securities purchased	62.3	3.1
Payables under securities loan agreement	579.0	318.1
Borrowed money	809.6	941.1
Due to affiliates	90.6	63.8
Current income taxes	19.5	46.9
Deferred income taxes	308.9	183.3
Other liabilities	308.4	301.5
Liabilities related to separate accounts	38,406.7	35,899.8
Total liabilities	61,208.9	58,690.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,450.3	4,579.6
Accumulated other comprehensive loss	(175.9)	(5.3)
Retained earnings (deficit)	(1,552.3)	(1,677.7)
Total shareholder's equity	2,724.9	2,899.4
Total liabilities and shareholder's equity	$63,933.8	$61,589.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$4,576.5	$67.1	$(1,922.2)	$2,724.2
Comprehensive income:
Net income	-	-	-	77.2	77.2
Other comprehensive income,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($32.7 pretax)	-	-	18.8	-	18.8
Total comprehensive income					96.0
Employee share-based payments	-	1.2	-	-	1.2
Balance at June 30, 2005	$2.8	$4,577.7	$85.9	$(1,845.0)	$2,821.4

Balance at December 31, 2005	$2.8	$4,579.6	$(5.3)	$(1,677.7)	$2,899.4
Comprehensive loss:
Net income	-	-	-	125.4	125.4
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(99.6) pretax),
including tax valuation allowance
of $(110.4)	-	-	(170.6)	-	(170.6)
Total comprehensive loss					(45.2)
Dividends paid	-	(131.0)	-	-	(131.0)
Employee share-based payments	-	1.7	-	-	1.7
Balance at June 30, 2006	$2.8	$4,450.3	$(175.9)	$(1,552.3)	$2,724.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
		(Restated)

Net cash provided by operating activities	$543.1	$425.5

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,856.8	10,174.1
Equity securities, available-for-sale	59.2	35.5
Mortgage loans on real estate	106.1	137.3
Acquisition of:
Fixed maturities, available-for-sale	(5,652.0)	(10,519.9)
Equity securities, available-for-sale	(100.1)	(36.0)
Mortgage loans on real estate	(326.7)	(200.6)
Other investments	(52.9)	(21.1)
Other, net	(12.4)	(6.7)
Net cash used in investing activities	(122.0)	(437.4)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,055.9	1,036.7
Maturities and withdrawals from investment contracts	(1,244.5)	(1,040.5)
Short-term loans with affiliate	131.0	(14.0)
Short-term borrowings, net	(131.5)	58.1
Dividends to parent	(131.0)	-
Net cash (used in) provided by financing activities	(320.1)	40.3
Net increase in cash and cash equivalents	101.0	28.4
Cash and cash equivalents, beginning of period	212.5	187.1
Cash and cash equivalents, end of period	$313.5	$215.5

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

The condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

On May 11, 2006, ILIAC organized NWL as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at 200 Northfield Drive, Windsor, Connecticut that will serve as the principal executive offices of the Company and other Hartford based operations of the Company and its affiliates (the “Windsor Property”).

On December 31, 2005, ILIAC’s subsidiary, ING Insurance Company of America (“IICA”), merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

The condensed consolidated financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassifications and Changes to Prior Year Presentation footnote).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.3 and $23.9 for the three and six months ended June 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation (“FIN”) No. 46R: “Consolidation of Variable Interest Entities” (“FIN 46R”). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The adoption of EITF 04-5 had no impact on the Company, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

3.	New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”

FIN 48 prescribes a two-step process for determining the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The first step is recognition: A company first determines whether a tax position is more likely than not to be sustained upon examination, based on the technical merits of the position. The second is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements. The benefit under step two is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. No benefit will be recognized on tax positions that do not meet the more-likely-than-not recognition standard. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of FIN 48.

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

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company has determined that the adoption of FAS No. 156 will not have a material effect on the financial position, results of operations, or cash flows.

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

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $48.9 and $49.5 in ING proprietary funds as of June 30, 2006 and December 31, 2005, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.3	3	$-	-
Residential mortgage-backed	5.5	16	7.6	52
Total	$5.8	19	$7.6	52

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4	$-	-
U.S. corporate	8.7	20	-	-
Foreign(1)	1.8	3	-	-
Residential mortgage-backed	14.6	62	33.8	74
Other asset-backed	7.0	1	-	-
Equity	0.1	3	-	-
Total	$38.6	93	$33.8	74

(1) Primarily U.S. dollar denominated.

The above schedules for the three and six months ended June 30, 2006 include $5.5 and $14.7, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $0.3 and $23.9 in write-downs for the three and six months ended June 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following tables summarize these write-downs by type for the three and six months ended June 30, 2006.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. corporate	$0.3	3
Total	$0.3	3

	Six Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4
U.S. corporate	8.7	20
Foreign(1)	1.8	3
Other asset-backed	7.0	1
Total	$23.9	28

(1) Primarily U.S. dollar denominated.

The remaining fair value of investments with other-than-temporary impairments at June 30, 2006 and 2005 was $443.0 and $187.9, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the six months ended June 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$512.4	$414.5
Deferrals of commissions and expenses	67.0	60.6
Amortization:
Amortization	(31.0)	(28.1)
Interest accrued at 5% to 7%	17.8	14.4
Net amortization included in Condensed Consolidated
Statements of Operations	(13.2)	(13.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	1.7	1.7
Balance at June 30	$567.9	$463.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity for the six months ended June 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$1,294.4	$1,365.2
Deferrals of commissions and expenses	23.4	25.2
Amortization:
Amortization	(10.9)	(124.4)
Interest accrued at 5% to 7%	41.9	44.8
Net amortization included in Condensed Consolidated
Statements of Operations	31.0	(79.6)
Change in unrealized capital (gains) losses on
available-for-sale securities	4.9	4.5
Balance at June 30	$1,353.7	$1,315.3

In determining its DAC and VOBA balances, the Company continuously evaluates its assumptions and estimates of gross profit. Adjustments to estimated gross profits require that the amortization be revised ("unlocking") retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In the quarter ended June 30, 2006, the Company refined its estimates of persistency, expenses and other assumptions, which resulted in positive unlocking of $75.6 in the second quarter of 2006.

6.	Capital Contributions and Dividends

During the six months ended June 30, 2006 and 2005, ILIAC did not receive any contributions from its parent.

During the six months ended June 30, 2006, ILIAC paid $131.0 in cash dividends on its common stock to its parent. During the six months ended June 30, 2005, ILIAC did not pay any dividends to its parent.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company’s effective tax rates for the three months ended June 30, 2006 and 2005, were 27.2% and 29.6%, respectively. The effective tax rates for the six months ended June 30, 2006 and 2005, were 26.1% and 29.1%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The decrease in the effective rates for both the three months and six months ended June 30, 2006 and June 30, 2005, is primarily due to an increase in the deduction allowed for dividends received relative to the change in income before income taxes.

As of June 30, 2006, the Company had a $110.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Financing Agreements

Line-of-Credit

ILIAC maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the three months ended June 30, 2006. As of June 30, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Reciprocal Loan Agreement

ILIAC maintains a reciprocal loan agreement with ING AIH to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31. Interest on any ILIAC borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, ILIAC incurred interest expense of $0.4 and $1.0 for the three and six months ended June 30, 2006, respectively, and incurred minimal interest expense for the three and six months ended June 30, 2005. ILIAC earned interest income of $0.7 and $1.7 for the three and six months ended June 30, 2006, respectively, and $0.2 and $0.6 for the three and six months ended June 30, 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Statements of Operations. At June 30, 2006, ILIAC did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement. At December 31, 2005, ILIAC had $131.0 receivable from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2005 Annual Report on Form 10-K/A.

9.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $652.3, $367.8 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. During the three and six months ended June 30, 2006, $20.6 and $34.1, respectively, was funded to related parties under these commitments.

Financial Guarantees

In the second quarter of 2006, the Company purchased a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $30.0.

New Construction

During the second quarter of 2006, NWL entered into several agreements related to the construction and development of the Windsor Property, including the following:

•	An agreement with Spazzarini Construction Company, Inc. for site development work at the Windsor Property, with a maximum estimated cost of $11.0.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•

A Sales and Use Tax Relief Program Implementing Agreement (“Program Implementing Agreement”) with the Connecticut Development Authority (“CDA”) for a Connecticut sales and use tax exemption of up to $3.1 over a three year period related to the acquisition of up to $51.6 of certain tangible personal property and services for use in connection with the Windsor Property. ILIAC entered into an agreement with the CDA guaranteeing certain payment and performance obligations of NWL under the Program Implementing Agreement.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Commitments and Contingent Liabilities footnote to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K/A. One topic of the New York Attorney General inquiries and investigations relates to endorsement of the Company's products by the New York State United Teachers ("NYSUT") and the sale of the Company's products to NYSUT members. The Company and its affiliates have been and are providing full cooperation with each such regulatory inquiry. In connection with one such investigation, the Company and its affiliate, ING Financial Advisers, LLC, have been named in a petition for relief and cease and desist order filed by the New Hampshire Bureau of Securities Regulation concerning ING’s administration of the New Hampshire state employees deferred compensation plan. ING is cooperating with this regulator in an attempt to resolve the matter. Other federal and state regulators could initiate similar actions in this or other areas of ING’s business.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(537.4)	$457.3
Equity securities, available-for-sale	4.0	7.9
DAC/VOBA adjustment on available-for-sale securities	11.8	(3.3)
Sales inducements adjustment on available-for-sale
securities	0.2	(0.1)
Other investments	1.2	1.1
Less: allocation to experience-rated contracts	(437.2)	305.3
Unrealized capital (losses) gains, before tax	(83.0)	157.6
Deferred income tax asset (liability)	29.1	(55.0)
Deferred tax asset valuation allowance	(110.4)	-
Net unrealized capital (losses) gains	(164.3)	102.6
Minimum pension liability, net of tax	(11.6)	(16.7)
Accumulated other comprehensive (loss) income	$(175.9)	$85.9

Net unrealized capital gains (losses) allocated to experience-rated contracts at June 30, 2006 and 2005, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding (losses) gains arising
during the period(1)	$(112.8)	$28.3
Less: reclassification adjustment for (losses) gains and other
items included in net income(2)	(52.6)	9.5
Net unrealized capital (losses) gains on securities	$(60.2)	$18.8

(1)	Pretax unrealized capital holding (losses) gains arising during the period were $(186.6) and $49.3 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Pretax reclassification adjustments for (losses) gains and other items included in net income were $(87.0) and $16.6 for the six months ended June 30, 2006 and 2005, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, to reflect the correct balances, primarily related to short-term loans with affiliate and derivatives. As a result of these adjustments, the Company has labeled the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, as restated. The following summarizes the adjustments:

	Previously
Six Months Ended June 30, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$415.0	$10.5	$425.5
Net cash used in investing activities	(441.1)	3.7	(437.4)
Net cash provided by financing activities	54.3	(14.0)	40.3

Item 2.	Management’s Narrative Analysis of the Consolidated Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for the three and six months ended June 30, 2006 and 2005 and financial condition as of June 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K/A.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to, the following:

(1)	equity market volatility could negatively impact profitability and financial condition;
(2)	changes in interest rates could have a negative impact on profitability and financial condition;
(3)	the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;

(4)	the occurrence of natural or man-made disasters may adversely affect the Company's results of operations and financial condition;
(5)	changes in underwriting and actual experience could materially affect profitability;
(6)	a downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(7)	competition could negatively affect the ability to maintain or increase profitability;
(8)	changes in federal income tax law could make some products less attractive to contractowners and increase tax costs;
(9)	litigation may adversely affect profitability and financial condition;
(10)	changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(11)	changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition; and
(12)

failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2 and in Item 1A of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

On May 11, 2006, ILIAC organized Northfield Windsor LLC as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at 200 Northfield Drive, Windsor, Connecticut that will serve as the principal executive offices of the Company and other Hartford based operations of the Company and its affiliates (the “Windsor Property”).

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

A low general level of short-, intermediate-, and long-term interest rates has put pressure on interest spreads on existing blocks of business, as declining investment portfolio spread draws closer to minimum crediting rates on certain products. The compression of the yields between interest credited on spread-based products and declining asset yields will be a concern until new money rate investments are higher than overall investment portfolio yields. Rising interest rates negatively impacted the fair value of the Company’s fixed maturity portfolio and resulted in capital losses.

Volatile equity market performance has also presented challenges for the Company, as fee revenue from variable AUM is affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. During 2006, gains in the equity markets have led to increases in the Company’s AUM.

The improving economy and a recovery in the employment market, combined with higher corporate confidence, have improved the demand for retirement and savings-type products.

The Company’s results of operations for the three months and six months ended June 30, 2006, and changes therein, were primarily impacted by DAC and VOBA model refinements and changing equity markets. In addition, interest rate movements had an unfavorable impact on the Company’s operations.

	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$254.2	$273.3	$(19.1)	(7.0)%
Fee income	130.7	118.4	12.3	10.4%
Premiums	10.0	12.4	(2.4)	(19.4)%
Net realized capital (losses) gains	(3.1)	2.0	(5.1)	NM
Other income	3.2	0.2	3.0	NM
Total revenue	395.0	406.3	(11.3)	(2.8)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	221.6	191.7	29.9	15.6%
Operating expenses	115.6	105.8	9.8	9.3%
Amortization of deferred policy
acquisition costs and value
of business acquired	(43.6)	44.1	(87.7)	NM
Interest expense	0.7	0.2	0.5	NM
Total benefits and expenses	294.3	341.8	(47.5)	(13.9)%
Income before income taxes	100.7	64.5	36.2	56.1%
Income tax expense	27.4	19.1	8.3	43.5%
Net income	$73.3	$45.4	$27.9	61.5%
Effective tax rate	27.2%	29.6%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$510.2	$526.5	$(16.3)	(3.1)%
Fee income	261.2	236.6	24.6	10.4%
Premiums	21.6	26.2	(4.6)	(17.6)%
Net realized capital losses	(9.5)	(0.1)	(9.4)	NM
Other income	6.7	1.4	5.3	NM
Total revenue	790.2	790.6	(0.4)	(0.1)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	408.2	379.4	28.8	7.6%
Operating expenses	228.5	208.6	19.9	9.5%
Amortization of deferred policy
acquisition costs and value
of business acquired	(17.8)	93.3	(111.1)	NM
Interest expense	1.6	0.4	1.2	NM
Total benefits and expenses	620.5	681.7	(61.2)	(9.0)%
Income before income taxes	169.7	108.9	60.8	55.8%
Income tax expense	44.3	31.7	12.6	39.7%
Net income	$125.4	$77.2	$48.2	62.4%
Effective tax rate	26.1%	29.1%

NM - Not meaningful.

Revenues

Total revenue decreased for the three months ended June 30, 2006, primarily due to a decrease in Net investment income and an increase in Net realized capital losses, partially offset by an increase in Fee income, while total revenue for the six months ended June 30, 2006, remained fairly consistent.

The decrease in Net investment income for the three and six months ended June 30, 2006, is due to lower average fixed AUM, which reflects the runoff annuity block of business as well as lower investment yields.

Fee income increased for the three and six months ended June 30, 2006, as average variable AUM increased driven by overall favorable equity market conditions and net cashflow in the first half of 2006. Partially offsetting this increase is a decline in net contractowner cash inflows during the second quarter of 2006.

During the three and six months ended June 30, 2006, Net realized capital losses increased due to higher other-than-temporary impairments recognized in 2006 and higher losses on sales of investments in fixed maturities, driven by rising interest rates. These losses were partially offset by realized gains on derivatives, as the value of the Company’s interest rate swaps increased, due to the increase in interest rates.

Benefits and Expenses

Total benefits and expenses decreased for the three and six months ended June 30, 2006, due to a decrease in Amortization of DAC and VOBA, partially offset by higher Interest credited and other benefits to contractowners and Operating expenses.

The decrease in Amortization of DAC and VOBA for the three and six months ended June 30, 2006, is primarily driven by positive unlocking of $75.6 in the second quarter of 2006 due to assumption changes and model refinements. In addition, amortization was lower due to overall higher equity market performance during the first half of 2006 compared to the same period of 2005, which drove higher estimated future gross profits.

Interest credited and other benefits to contractowners increased for the three and six months ended June 30, 2006, primarily due to unfavorable product experience.

Operating expenses increased for the three and six months ended June 30, 2006 in conjunction with higher non-deferred commission expense and the continued growth of the business during 2006.

Income Taxes

Income tax expense increased for the three and six months ended June 30, 2006, which reflects the increase in Income before income taxes.

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

Portfolio Composition

The following table presents the investment portfolio at June 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$17,155.0	88.0%	$17,988.1	90.1%
Equity securities, available-for-sale	225.7	1.2%	170.1	0.9%
Mortgage loans on real estate	1,616.6	8.3%	1,396.0	7.0%
Policy loans	263.2	1.3%	262.4	1.3%
Other investments	227.6	1.2%	144.6	0.7%
Total investments	$19,488.1	100.0%	$19,961.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2006.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. government and government
	agencies and authorities	$431.5	$0.3	$15.4	$416.4
	State, municipalities, and political
	subdivisions	41.9	-	0.7	41.2

	U.S. corporate securities:
	Public utilities	1,232.2	6.5	47.0	1,191.7
	Other corporate securities	5,080.3	44.2	179.7	4,944.8
	Total U.S. corporate securities	6,312.5	50.7	226.7	6,136.5

	Foreign securities(1):
	Government	537.6	15.8	16.6	536.8
	Other	1,972.7	16.3	77.0	1,912.0
	Total foreign securities	2,510.3	32.1	93.6	2,448.8

	Residential mortgage-backed securities	4,632.1	25.3	230.6	4,426.8
	Commercial mortgage-backed securities	2,427.4	11.3	77.6	2,361.1
	Other asset-backed securities	1,350.2	3.3	29.3	1,324.2

	Total fixed maturities, including
	fixed maturities pledged	17,705.9	123.0	673.9	17,155.0
	Less: fixed maturities pledged	1,425.6	3.0	44.1	1,384.5

Total fixed maturities		$16,280.3	$120.0	$629.8	$15,770.5

(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.1	$0.6	$8.4	$496.3
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities(1):
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,453.7	33.6	98.9	4,388.4
Commercial mortgage-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,010.3	275.9	298.1	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6

Total fixed maturities	$16,749.5	$270.7	$279.7	$16,740.5

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,250.6	48.1%	$7,951.3	44.2%
AA	1,029.2	6.0%	1,148.5	6.4%
A	3,141.4	18.3%	3,984.8	22.2%
BBB	4,044.3	23.6%	4,270.5	23.7%
BB	597.2	3.5%	540.4	3.0%
B and below	92.3	0.5%	92.6	0.5%
Total	$17,155.0	100.0%	$17,988.1	100.0%

96.0% and 96.5% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$6,177.7	36.0%	$7,309.2	40.6%
Residential mortgage-backed	4,426.8	25.8%	4,388.4	24.4%
Foreign	2,448.8	14.3%	2,555.2	14.2%
Commercial mortgage-backed	2,361.1	13.8%	2,101.8	11.7%
Other asset-backed	1,324.2	7.7%	1,137.2	6.3%
U.S. Treasuries/Agencies	416.4	2.4%	496.3	2.8%
Total	$17,155.0	100.0%	$17,988.1	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2006 or December 31, 2005.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $48.9 and $49.5 in ING proprietary funds as of June 30, 2006 and December 31, 2005, respectively.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,616.6 and $1,396.0 at June 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At June 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 19.9% and 22.0% of properties in California at June 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 88.0% and 90.1% of the Company’s total investment portfolio at June 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$128.3	19.0%	$10.9	1.6%	$99.3	33.3%	$3.1	1.0%
More than six months
and less than twelve
months below
amortized cost	263.6	39.1%	4.4	0.7%	75.2	25.2%	1.8	0.6%
More than twelve months
below amortized cost	263.3	39.1%	3.4	0.5%	117.3	39.4%	1.4	0.5%
Total unrealized capital loss	$655.2	97.2%	$18.7	2.8%	$291.8	97.9%	$6.3	2.1%

Unrealized capital losses in fixed maturities at June 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized loss positions at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$69.0	$152.6	$114.8	$336.4
Mortgage and other asset-backed
securities	70.2	115.4	151.9	337.5
Total unrealized capital loss	$139.2	$268.0	$266.7	$673.9
Fair value	$4,555.5	$4,796.1	$4,109.5	$13,461.1

2005
Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed
securities	46.7	43.1	56.0	145.8
Total unrealized capital loss	$102.4	$77.0	$118.7	$298.1
Fair value	$5,936.2	$2,790.7	$2,643.6	$11,370.5

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$0.3	$7.4	$7.7	$15.4
U.S. corporate, state, and
municipalities	46.5	108.8	72.1	227.4
Foreign	22.1	36.5	35.0	93.6
Residential mortgage-backed	49.2	62.7	118.7	230.6
Commercial mortgage-backed	13.4	42.2	22.0	77.6
Other asset-backed	7.7	10.4	11.2	29.3
Total	$139.2	$268.0	$266.7	$673.9

2005
U.S. Treasuries/Agencies	$3.1	$3.8	$1.5	$8.4
U.S. corporate, state, and
municipalities	40.4	18.9	48.1	107.4
Foreign	12.2	11.2	13.1	36.5
Residential mortgage-backed	29.1	33.1	36.7	98.9
Commercial mortgage-backed	13.7	6.4	6.9	27.0
Other asset-backed	3.9	3.6	12.4	19.9
Total	$102.4	$77.0	$118.7	$298.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 94.1% of the average book value as of June 30, 2006. In addition, this category includes 799 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2006.

Overall, there has been an increase in unrealized capital losses from December 31, 2005 to June 30, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.3	3	$-	-
Residential mortgage-backed	5.5	16	7.6	52
Total	$5.8	19	$7.6	52

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4	$-	-
U.S. corporate	8.7	20	-	-
Foreign	1.8	3	-	-
Residential mortgage-backed	14.6	62	33.8	74
Other asset-backed	7.0	1	-	-
Equity	0.1	3	-	-
Total	$38.6	93	$33.8	74

The above schedules for the three and six months ended June 30, 2006, include $5.5 and $14.7, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $0.3 and $23.9 in write-downs for the three and six months ended June 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The following tables summarize these write-downs by type for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. corporate	$0.3	3
Total	$0.3	3

	Six Months Ended June 30, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$6.4	4
U.S. corporate	8.7	20
Foreign(1)	1.8	3
Other asset-backed	7.0	1
Total	$23.9	28

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment, of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(43.9)	$23.8
Equity securities, available-for-sale	1.7	1.7
Derivatives	5.8	(5.1)
Less: allocation to experience-rated contracts	(33.3)	18.4
Net realized capital (losses) gains	$(3.1)	$2.0
After-tax net realized capital (losses) gains	$(2.0)	$1.3

	Six Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(87.1)	$5.1
Equity securities, available-for-sale	4.8	1.7
Derivatives	21.9	6.9
Less: allocation to experience-rated contracts	(50.9)	13.8
Net realized capital (losses) gains	$(9.5)	$(0.1)
After-tax net realized capital (losses) gains	$(6.2)	$(0.1)

During the three and six months ended June 30, 2006, Net realized capital losses increased due to higher other-than-temporary impairments recognized in 2006 and higher losses on sales of investments in fixed maturities, driven by rising interest rates. These losses were partially offset by realized gains on derivatives, as the value of the Company’s interest rate swaps increased, due to the increase in interest rates.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains (losses) allocated to experienced-rated contracts were $186.6 and $240.3, at June 30, 2006 and December 31, 2005, respectively.

Income Taxes

As of June 30, 2006, the Company had a $110.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement as of June 30, 2006. ILIAC had $131.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2005.

•	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the revolving note facility.
•

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At June 30, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the line-of-credit agreement.

•

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2006 and 2005, ILIAC did not receive any contributions from its parent.

During the six months ended June 30, 2006, ILIAC paid $131.0 in cash dividends on its common stock to its parent. During the six months ended June 30, 2005, ILIAC did not pay any dividends to its parent.

Financial Guarantees

In the second quarter of 2006, the Company purchased a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $30.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed consolidated financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Private pension reform legislation, which Congress passed in early August 2006 (Presidential signature now pending but expected to occur in August), contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K/A filed on April 7, 2006 (SEC File No. 033-23376). One topic of the New York Attorney General inquiries and investigations relates to endorsement of the Company's products by the New York State United Teachers ("NYSUT") and the sale of the Company's products to NYSUT members. The Company and its affiliates have been and are providing full cooperation with each such regulatory inquiry. In connection with one such investigation, the Company and its affiliate, ING Financial Advisers, LLC, have been named in a petition for relief and cease and desist order filed by the New Hampshire Bureau of Securities Regulation concerning ING’s administration of the New Hampshire state employees deferred compensation plan. ING is cooperating with this regulator in an attempt to resolve the matter. Other federal and state regulators could initiate similar actions in this or other areas of ING’s business.

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations or cash flows in particular quarterly or annual periods.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operations or financial condition.

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

August 10, 2006 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)