Form 10-Q
period 2006-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2006-11-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133151, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06156 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 10, 2006, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2006

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$258.8	$243.5	$769.0	$770.0
Fee income	131.2	122.2	392.4	358.8
Premiums	8.4	9.1	30.0	35.3
Net realized capital gains (losses)	0.4	25.3	(9.1)	25.2
Other income	3.5	3.8	10.2	5.2
Total revenue	402.3	403.9	1,192.5	1,194.5
Benefits and expenses:
Interest credited and other benefits
to contractowners	177.9	180.0	586.1	559.4
Operating expenses	116.7	118.8	345.2	327.4
Amortization of deferred policy acquisition
costs and value of business acquired	38.7	29.6	20.9	122.9
Interest expense	0.4	0.5	2.0	0.9
Total benefits and expenses	333.7	328.9	954.2	1,010.6
Income before income taxes	68.6	75.0	238.3	183.9
Income tax expense (benefit)	10.1	(46.0)	54.4	(14.3)
Net income	$58.5	$121.0	$183.9	$198.2

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $15,944.5 at 2006 and $16,749.5 at 2005)	$15,919.1	$16,740.5
Equity securities, available-for-sale, at fair value
(cost of $221.5 at 2006 and $166.9 at 2005)	233.7	170.1
Mortgage loans on real estate	1,742.5	1,396.0
Policy loans	267.9	262.4
Other investments	223.7	144.6
Securities pledged (amortized cost of $1,417.2 at 2006 and
$1,260.8 at 2005)	1,396.7	1,247.6
Total investments	19,783.6	19,961.2
Cash and cash equivalents	121.2	212.5
Short-term investments under securities loan agreement	628.8	318.1
Accrued investment income	212.2	203.6
Receivables for securities sold	117.5	4.7
Reinsurance recoverable	2,735.7	2,796.7
Deferred policy acquisition costs	590.1	512.4
Value of business acquired	1,330.4	1,294.4
Notes receivable from affiliate	175.0	175.0
Short-term loan from affiliate	-	131.0
Due from affiliates	10.5	18.6
Other assets	84.0	61.8
Assets held in separate accounts	40,428.0	35,899.8
Total assets	$66,217.0	$61,589.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,720.0	$20,932.8
Payable for securities purchased	103.2	3.1
Payables under securities loan agreement	628.8	318.1
Borrowed money	810.8	941.1
Due to affiliates	77.1	63.8
Current income taxes	4.8	46.9
Deferred income taxes	253.0	183.3
Other liabilities	233.8	301.5
Liabilities related to separate accounts	40,428.0	35,899.8
Total liabilities	63,259.5	58,690.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,452.5	4,579.6
Accumulated other comprehensive loss	(4.0)	(5.3)
Retained earnings (deficit)	(1,493.8)	(1,677.7)
Total shareholder's equity	2,957.5	2,899.4
Total liabilities and shareholder's equity	$66,217.0	$61,589.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$4,576.5	$67.1	$(1,922.2)	$2,724.2
Comprehensive income:
Net income	-	-	-	198.2	198.2
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain (loss)
on securities ($(48.8) pretax)	-	-	(37.6)	-	(37.6)
Total comprehensive income					160.6
Employee share-based payments	-	2.3	-	-	2.3
Balance at September 30, 2005	$2.8	$4,578.8	$29.5	$(1,724.0)	$2,887.1

Balance at December 31, 2005	$2.8	$4,579.6	$(5.3)	$(1,677.7)	$2,899.4
Comprehensive income:
Net income	-	-	-	183.9	183.9
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(5.0) pretax)	-	-	1.3	-	1.3
Total comprehensive income					185.2
Dividends paid	-	(131.0)	-	-	(131.0)
Employee share-based payments	-	3.9	-	-	3.9
Balance at September 30, 2006	$2.8	$4,452.5	$(4.0)	$(1,493.8)	$2,957.5

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
		(Restated)

Net cash provided by operating activities	$815.1	$826.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	7,561.9	15,263.6
Equity securities, available-for-sale	61.1	60.5
Mortgage loans on real estate	167.2	151.7
Acquisition of:
Fixed maturities, available-for-sale	(7,078.5)	(15,573.8)
Equity securities, available-for-sale	(110.8)	(61.1)
Mortgage loans on real estate	(513.7)	(340.5)
Policy loans	(5.5)	(0.3)
Other investments	(86.4)	(51.8)
Purchases of fixed assets, net	(25.4)	(9.5)
Net cash used in investing activities	(30.1)	(561.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,521.4	1,587.6
Maturities and withdrawals from investment contracts	(2,136.4)	(1,616.3)
Short-term borrowings	(130.3)	(163.0)
Dividends to parent	(131.0)	-
Net cash used in financing activities	(876.3)	(191.7)
Net (decrease) increase in cash and cash equivalents	(91.3)	73.3
Cash and cash equivalents, beginning of period	212.5	187.1
Cash and cash equivalents, end of period	$121.2	$260.4

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

On May 11, 2006, ILIAC organized NWL as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at 200 Northfield Drive, Windsor, Connecticut that will serve as the principal executive offices of the Company and as corporate offices for other Hartford based operations of the Company and its affiliates (the “Windsor Property”).

On December 31, 2005, ILIAC’s subsidiary, ING Insurance Company of America (“IICA”), merged with and into ILIAC. As of the merger date, IICA ceased to exist and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC, as IICA was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented.

The condensed consolidated financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see the Reclassifications and Changes to Prior Year Presentation footnote).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $2.0 and $25.9 for the three and nine months ended September 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

▪	recognize in the statement of financial position, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;
▪	measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year; and
▪	recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, reporting such changes in comprehensive income.

Recognition and disclosure requirements are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS No. 158 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value in any new circumstances.

Under FAS No. 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS No. 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of adoption of FAS No. 157.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that a registrant should quantify the effect of an error on the financial statements using a dual approach. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods.

SAB 108 is effective for fiscal years ending after November 15, 2006. A change in the method of quantifying errors represents a change in accounting policy, which is generally accounted for on a retrospective basis. Accordingly, if the use of the dual approach results in a larger, material misstatement, the registrant must adjust its financial statements. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial position.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

▪	Clarifies when a servicer should separately recognize servicing assets and liabilities;
▪	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
▪

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

▪	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

▪	Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;
▪

Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The provisions of FAS No. 155 are not expected to have an impact upon initial adoption; however, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Additional implementation guidance for SOP 05-1 is currently being considered by the AICPA. The outcome of these discussions is uncertain at this time. As a result, the Company is not currently able to estimate the impact of adoption.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $50.1 and $49.5 in ING proprietary funds as of September 30, 2006 and December 31, 2005, respectively.

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries/Agencies	$-	*	1	$-	-
U.S. corporate	2.0		7	-	-
Residential mortgage-backed	0.6		17	3.3	11
Total	$2.6		25	$3.3	11

* Less than $0.1

	Nine Months Ended September 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4		4	$-	-
U.S. corporate	10.7		27	-	-
Foreign(1)	1.8		3	-	-
Residential mortgage-backed	15.2		69	37.1	78
Other asset-backed	7.0		1	-	-
Equity	0.1		3	-	-
Total	$41.2		107	$37.1	78

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The above schedules for the three and nine months ended September 30, 2006 include $0.6 and $15.3, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $2.0 and $25.9 in write-downs for the three and nine months ended September 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006
	Impairment		No. of Securities
U.S. Treasuries/Agencies	$-	*	1
U.S. corporate	2.0		7
Total	$2.0		8

* Less than $0.1

	Nine Months Ended September 30, 2006
	Impairment		No. of Securities
U.S. Treasuries/Agencies	$6.4		4
U.S. corporate	10.7		27
Foreign(1)	1.8		3
Other asset-backed	7.0		1
Total	$25.9		35

(1) Primarily U.S. dollar denominated.

The remaining fair value of investments with other-than-temporary impairments at September 30, 2006 and 2005 was $427.0 and $174.3, respectively.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the nine months ended September 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$512.4	$414.5
Deferrals of commissions and expenses	100.3	92.6
Amortization:
Amortization	(50.2)	(44.3)
Interest accrued at 5% to 7%	27.5	22.4
Net amortization included in Condensed Consolidated
Statements of Operations	(22.7)	(21.9)
Change in unrealized capital (gains) losses on
available-for-sale securities	0.1	3.2
Balance at September 30	$590.1	$488.4

Activity for the nine months ended September 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$1,294.4	$1,365.2
Deferrals of commissions and expenses	34.4	36.9
Amortization:
Amortization	(62.0)	(167.6)
Interest accrued at 5% to 7%	63.8	66.6
Net amortization included in Condensed Consolidated
Statements of Operations	1.8	(101.0)
Change in unrealized capital (gains) losses on
available-for-sale securities	(0.2)	9.1
Balance at September 30	$1,330.4	$1,310.2

In determining its DAC and VOBA balances, the Company continuously evaluates its assumptions and estimates of gross profit. Adjustments to estimated gross profits require that the amortization be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In the nine months ended September 30, 2006, the Company refined its estimates of persistency, expenses, and other assumptions for DAC and VOBA, which resulted in net positive unlocking of $62.0.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Dividends

During the nine months ended September 30, 2006 and 2005, ILIAC did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006, ILIAC paid $131.0 in cash dividends on its common stock to its parent. During the nine months ended September 30, 2005, ILIAC did not pay any dividends to its parent.

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

The Company’s effective tax rates for the three months ended September 30, 2006 and 2005 were 14.7% and (61.3)%, respectively. The effective rates for the nine months ended September 30, 2006 and 2005, were 22.8% and (7.8)%, respectively. The effective rates differ from the expected rate due to the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
IRS audit settlement	0.0%	(77.6)%	0.0%	(31.7)%
Dividends received
deduction	(20.4)%	(18.6)%	(12.3)%	(11.2)%
Other	0.1%	(0.1)%	0.1%	0.1%
Net income	14.7%	(61.3)%	22.8%	(7.8)%

In 2005 the Internal Revenue Service ("IRS") completed its examination of the Company's returns for tax years 2000 and 2001. The provision as of September 30, 2005 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The IRS is currently examining the Company’s returns for tax years 2002 and 2003. Management is not aware of any adjustments as a result of this examination that would have a material impact on the Company’s financial statements.

8.	Financing Agreements

Line-of-Credit

ILIAC maintains a $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the three and nine months ended September 30, 2006. As of September 30, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Reciprocal Loan Agreement

ILIAC maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the preceding December 31. Interest on any ILIAC borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, ILIAC incurred interest expense of $0.2 and $1.2 for the three and nine months ended September 30, 2006, respectively, and incurred interest expense of $0.3 and $0.3 for the three and nine months ended September 30, 2005, respectively. ILIAC earned interest income of $0.7 and $2.3 for the three and nine months ended September 30, 2006, respectively, and $0.2 and $0.8 for the three and nine months ended September 30, 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. At September 30, 2006, ILIAC did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement. At December 31, 2005, ILIAC had $131.0 receivable from ING AIH under the reciprocal loan agreement.

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

At September 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $739.3, $342.7 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. During the three and nine months ended September 30, 2006, $25.1 and $59.1, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantee was $30.0.

New Construction

During the second quarter of 2006, NWL entered into several agreements related to the construction and development of the Windsor Property, including the following:

▪	An agreement with Spazzarini Construction Company, Inc. for site development work at the Windsor Property, with a maximum estimated cost of $11.0.
▪

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the third quarter of 2006, NWL entered into an agreement with John Moriarty & Associates, Inc. (“the Contractor”) to provide certain construction services for the new corporate office facility at the Windsor Property. The new corporate facility is scheduled to be completed in three major phases, starting in the fourth quarter of 2007 and ending by January 2008. The sum of the cost of work, the Contractor’s fee and cost of subguard bonding associated with this agreement is guaranteed by the Contractor not to exceed $70.5, subject to Contractor’s incentive fee and additions and deductions by change order under this agreement. Costs associated with the construction of the corporate office facility totaled $16.3 for the nine months ended September 30, 2006.

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

One topic of the New York Attorney General (“NYAG”) inquiries and investigations related to endorsement of the Company’s products by the New York State United Teachers Union Members Benefits Trust (“NYSUT”) and the sale of the Company’s products to NYSUT members. On October 10, 2006, the Company entered into an assurance of discontinuance (settlement agreement) with the NYAG (the “NYAG Agreement”) regarding the endorsement of the Company’s products by NYSUT and the sale of the Company’s products to NYSUT members. Under the terms of the NYAG Agreement, the Company, without admitting or denying the NYAG’s findings, will distribute $30.0 to NYSUT members, and or former members, who participated in the NYSUT endorsed Company product at any point between January 1, 2001 and June 30,

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2006. The Company also agreed with the NYAG’s office to develop a one-page disclosure to further improve transparency and disclosure regarding retirement product fees (the “One-Page Disclosure”). Pursuant to the terms of the NYAG Agreement, the Company has agreed for a five year period to provide its retirement product customers with the One-Page Disclosure.

In connection with another investigation, the Company and its subsidiary, ING Financial Advisers, LLC (“IFA”), were named in a petition for relief and cease and desist order filed by the New Hampshire Bureau of Securities Regulation (“NH Bureau”) concerning ING’s administration of the New Hampshire state employees deferred compensation plan. On October 10, 2006, the Company and IFA entered into a consent agreement with the NH Bureau (the “NH Agreement”) to resolve the petition for relief and cease and desist order filed by the NH Bureau. Under the terms of the NH Agreement, the Company and IFA, without admitting or denying the NH Bureau’s claims, have agreed to pay a total of $3.0 to resolve the matter, and for a five year period to provide their retirement product customers with the One-Page Disclosure.

The effect of these settlements had no significant impact on the results of operations for the three months ended September 30, 2006, given established reserves.

Other federal and state regulators could initiate similar actions in this or other areas of ING’s business.

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(45.9)	$124.8
Equity securities, available-for-sale	12.2	7.8
DAC/VOBA adjustment on available-for-sale securities	5.0	2.8
Sales inducements adjustment on available-for-sale
securities	0.1	-
Premium deficiency reserve adjustment	(5.9)	-
Other investments	1.1	7.3
Less: allocation to experience-rated contracts	(45.0)	66.5
Unrealized capital gains, before tax	11.6	76.2
Deferred income tax liability	(4.0)	(30.0)
Net unrealized capital gains	7.6	46.2
Minimum pension liability, net of tax	(11.6)	(16.7)
Accumulated other comprehensive (loss) income	$(4.0)	$29.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net unrealized capital gains (losses) allocated to experience-rated contracts at September 30, 2006 and 2005, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding gains (losses) arising
during the period(1)	$25.0	$1.8
Less: reclassification adjustment for gains (losses) and other
items included in net income(2)	23.7	39.4
Net unrealized capital gains (losses) on securities	$1.3	$(37.6)

(1)	Pretax unrealized capital holding gains (losses) arising during the period were $(96.0) and $2.4 for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $(91.0) and $51.2 for the nine months ended September 30, 2006 and 2005, respectively.

11.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, to reflect the correct balances, primarily related to derivatives. As a result of these adjustments, the Company labeled the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, as restated. The following summarizes the adjustments:

	Previously
Nine Months Ended September 30, 2005	Reported	Adjustment	Restated
Net cash provided by operating activities	$829.3	$(3.1)	$826.2
Net cash used in investing activities	(564.5)	3.3	(561.2)

Item 2.	Management’s Narrative Analysis of the Consolidated Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2006 and 2005 and financial condition as of September 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K/A.

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

Basis of Presentation

On May 11, 2006, ILIAC organized Northfield Windsor LLC as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at 200 Northfield Drive, Windsor, Connecticut that will serve as the principal executive offices of the Company and as corporate offices for other Hartford based operations of the Company and its affiliates (the “Windsor Property”).

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

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) net investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

A low general level of short-, intermediate-, and long-term interest rates has put pressure on interest spreads on existing blocks of business, as declining investment portfolio spread draws closer to minimum crediting rates on certain products. The compression of the yields between interest credited on spread-based products and declining asset yields will be a concern until new money rate investments are higher than overall investment portfolio yields. Although interest rates decreased at the end of the third quarter of 2006, increasing interest rates during 2006 have negatively impacted the fair value of the Company’s fixed maturity portfolio and resulted in capital losses.

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

Results of Operations

The Company’s results of operations for the three months and nine months ended September 30, 2006, and changes therein, were primarily impacted by DAC and VOBA unlocking and changing equity markets. In addition, interest rate movements had an unfavorable impact on the Company’s operations, resulting in higher realized capital losses on sales of securities.

	Three Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$258.8	$243.5	$15.3	6.3%
Fee income	131.2	122.2	9.0	7.4%
Premiums	8.4	9.1	(0.7)	(7.7)%
Net realized capital gains	0.4	25.3	(24.9)	(98.4)%
Other income	3.5	3.8	(0.3)	(7.9)%
Total revenue	402.3	403.9	(1.6)	(0.4)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	177.9	180.0	(2.1)	(1.2)%
Operating expenses	116.7	118.8	(2.1)	(1.8)%
Amortization of deferred policy
acquisition costs and value
of business acquired	38.7	29.6	9.1	30.7%
Interest expense	0.4	0.5	(0.1)	(20.0)%
Total benefits and expenses	333.7	328.9	4.8	1.5%
Income before income taxes	68.6	75.0	(6.4)	(8.5)%
Income tax expense (benefit)	10.1	(46.0)	56.1	NM
Net income	$58.5	$121.0	$(62.5)	NM
Effective tax rate	14.7%	(61.3)%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$769.0	$770.0	$(1.0)	(0.1)%
Fee income	392.4	358.8	33.6	9.4%
Premiums	30.0	35.3	(5.3)	(15.0)%
Net realized capital (losses) gains	(9.1)	25.2	(34.3)	NM
Other income	10.2	5.2	5.0	96.2%
Total revenue	1,192.5	1,194.5	(2.0)	(0.2)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	586.1	559.4	26.7	4.8%
Operating expenses	345.2	327.4	17.8	5.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	20.9	122.9	(102.0)	(83.0)%
Interest expense	2.0	0.9	1.1	NM
Total benefits and expenses	954.2	1,010.6	(56.4)	(5.6)%
Income before income taxes	238.3	183.9	54.4	29.6%
Income tax expense (benefit)	54.4	(14.3)	68.7	NM
Net income	$183.9	$198.2	$(14.3)	(7.2)%
Effective tax rate	22.8%	(7.8)%

NM - Not meaningful.

Revenues

Total revenue decreased for the three and nine months ended September 30, 2006, primarily due to an increase in Net realized capital losses, partially offset by an increase in Fee income. In addition, for the three months ended September 30, 2006, net investment income increased.

Net investment income increased for the three months ended September 30, 2006 due to higher overall average fixed AUM. Total Net investment income for the nine months ended September 30, 2006, remained fairly consistent.

Fee income increased for the three and nine months ended September 30, 2006, as overall average variable AUM increased, driven by favorable equity market conditions and net cashflow during 2006.

During the nine months ended September 30, 2006, Net realized capital losses increased due to higher losses on derivatives. During the three months ended September 30, 2006, Net realized capital gains decreased primarily due to higher losses on derivatives, partially offset by realized capital gains on fixed maturities, as interest rates declined during the final portion of the third quarter of 2006.

Benefits and Expenses

Total benefits and expenses for the three months ended September 30, 2006 remained fairly consistent while the nine month period for 2006 decreased due to a decrease in Amortization of DAC and VOBA, partially offset by higher Interest credited and other benefits to contractowners and Operating expenses.

Interest credited and other benefits to contractowners increased for the nine months ended September 30, 2006, primarily due to regulatory settlements.

Operating expenses increased for the nine months ended September 30, 2006 in conjunction with higher non-deferred commission expense and the continued growth of the business during 2006.

The decrease in Amortization of DAC and VOBA for the nine months ended September 30, 2006, is primarily driven by unfavorable unlocking of $13.6 in the third quarter of 2006, and favorable unlocking of $75.6 in the second quarter of 2006 due to assumption changes and model refinements.

Income Taxes

Income tax expense increased for the three and nine months ended September 30, 2006 primarily due to the Internal Revenue Service (“IRS”) audit settlement in the third quarter of 2005, which related to the Company's tax returns for the years 2000 and 2001. The provision as of September 30, 2005, reflected non-recurring favorable adjustments, due to a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$17,315.8	87.5%	$17,988.1	90.1%
Equity securities, available-for-sale	233.7	1.2%	170.1	0.9%
Mortgage loans on real estate	1,742.5	8.8%	1,396.0	7.0%
Policy loans	267.9	1.4%	262.4	1.3%
Other investments	223.7	1.1%	144.6	0.7%
Total investments	$19,783.6	100.0%	$19,961.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2006.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. government and government
	agencies and authorities	$405.9	$3.8	$6.1	$403.6
	State, municipalities, and political
	subdivisions	41.7	1.0	0.2	42.5

	U.S. corporate securities:
	Public utilities	1,186.7	11.9	21.9	1,176.7
	Other corporate securities	4,875.0	69.5	79.0	4,865.5
	Total U.S. corporate securities	6,061.7	81.4	100.9	6,042.2

	Foreign securities(1):
	Government	545.8	25.4	6.5	564.7
	Other	2,029.7	29.2	39.5	2,019.4
	Total foreign securities	2,575.5	54.6	46.0	2,584.1

	Residential mortgage-backed securities	4,570.6	53.9	77.0	4,547.5
	Commercial mortgage-backed securities	2,384.8	21.1	28.3	2,377.6
	Other asset-backed securities	1,321.5	7.4	10.6	1,318.3

	Total fixed maturities, including
	fixed maturities pledged	17,361.7	223.2	269.1	17,315.8
	Less: fixed maturities pledged	1,417.2	5.8	26.3	1,396.7

Total fixed maturities		$15,944.5	$217.4	$242.8	$15,919.1

(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$504.1	$0.6	$8.4	$496.3
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities(1):
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,453.7	33.6	98.9	4,388.4
Commercial mortgage-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,010.3	275.9	298.1	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6

Total fixed maturities	$16,749.5	$270.7	$279.7	$16,740.5

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$8,194.2	47.3%	$7,951.3	44.2%
AA	1,164.9	6.7%	1,148.5	6.4%
A	3,100.5	17.9%	3,984.8	22.2%
BBB	4,171.2	24.1%	4,270.5	23.7%
BB	623.9	3.6%	540.4	3.0%
B and below	61.1	0.4%	92.6	0.5%
Total	$17,315.8	100.0%	$17,988.1	100.0%

96.0% and 96.5% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries/Agencies	$403.6	2.3%	$496.3	2.8%
U.S. corporate, states, and municipalities	6,084.7	35.2%	7,309.2	40.6%
Foreign	2,584.1	14.9%	2,555.2	14.2%
Residential mortgage-backed	4,547.5	26.3%	4,388.4	24.4%
Commercial mortgage-backed	2,377.6	13.7%	2,101.8	11.7%
Other asset-backed	1,318.3	7.6%	1,137.2	6.3%
Total	$17,315.8	100.0%	$17,988.1	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2006 or December 31, 2005.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $50.1 and $49.5 in ING proprietary funds as of September 30, 2006 and December 31, 2005, respectively.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $1,742.5 and $1,396.0 at September 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At September 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 18.5% and 22.0% of properties in California at September 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 87.5% and 90.1% of the Company’s total investment portfolio at September 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$12.7	4.8%	1.6	0.6%	$99.3	33.3%	3.1	1.0%
More than six months
and less than twelve
months below
amortized cost	22.6	8.4%	2.0	0.7%	75.2	25.2%	1.8	0.6%
More than twelve months
below amortized cost	226.9	84.3%	3.3	1.2%	117.3	39.4%	1.4	0.5%
Total unrealized capital loss	$262.2	97.5%	$6.9	2.5%	$291.8	97.9%	$6.3	2.1%

Unrealized capital losses in fixed maturities at September 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$7.4	$20.0	$125.8	$153.2
Mortgage and other asset-backed
securities	6.9	4.6	104.4	115.9
Total unrealized capital loss	$14.3	$24.6	$230.2	$269.1
Fair value	$899.6	$2,124.4	$7,233.0	$10,257.0

2005
Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed
securities	46.7	43.1	56.0	145.8
Total unrealized capital loss	$102.4	$77.0	$118.7	$298.1
Fair value	$5,936.2	$2,790.7	$2,643.6	$11,370.5

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$3.1	$-	$3.0	$6.1
U.S. corporate, state, and
municipalities	0.9	14.2	86.0	101.1
Foreign	3.4	5.8	36.8	46.0
Residential mortgage-backed	6.8	1.1	69.1	77.0
Commercial mortgage-backed	-	1.0	27.3	28.3
Other asset-backed	0.1	2.5	8.0	10.6
Total unrealized capital loss	$14.3	$24.6	$230.2	$269.1

2005
U.S. Treasuries/Agencies	$3.1	$3.8	$1.5	$8.4
U.S. corporate, state, and
municipalities	40.4	18.9	48.1	107.4
Foreign	12.2	11.2	13.1	36.5
Residential mortgage-backed	29.1	33.1	36.7	98.9
Commercial mortgage-backed	13.7	6.4	6.9	27.0
Other asset-backed	3.9	3.6	12.4	19.9
Total unrealized capital loss	$102.4	$77.0	$118.7	$298.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.0% of the average book value as of September 30, 2006. In addition, this category includes 1,244 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2006.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries/Agencies	$-	*	1	$-	-
U.S. corporate	2.0		7	-	-
Residential mortgage-backed	0.6		17	3.3	11
Total	$2.6		25	$3.3	11

* Less than $0.1

	Nine Months Ended September 30,
	2006			2005
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries/Agencies	$6.4		4	$-	-
U.S. corporate	10.7		27	-	-
Foreign(1)	1.8		3	-	-
Residential mortgage-backed	15.2		69	37.1	78
Other asset-backed	7.0		1	-	-
Equity	0.1		3	-	-
Total	$41.2		107	$37.1	78

(1) Primarily U.S. dollar denominated.

The above schedules for the three and nine months ended September 30, 2006, include $0.6 and $15.3, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $2.0 and $25.9 in write-downs for the three and nine months ended September 30, 2006, respectively, relate to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments.” The following tables summarize these write-downs by type for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006
	Impairment		No. of Securities
U.S. Treasuries/Agencies	$-	*	1
U.S. corporate	2.0		7
Total	$2.0		8

* Less than $0.1

	Nine Months Ended September 30, 2006
	Impairment		No. of Securities
U.S. Treasuries/Agencies	$6.4		4
U.S. corporate	10.7		27
Foreign(1)	1.8		3
Other asset-backed	7.0		1
Total	$25.9		35

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$11.1	$18.2
Equity securities, available-for-sale	-	4.5
Derivatives	(37.3)	2.9
Other	-	(0.2)
Less: allocation to experience-rated contracts	(26.6)	0.1
Net realized capital gains	$0.4	$25.3
After-tax net realized capital gains	$0.3	$16.4

	Nine Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$(84.1)	$23.3
Equity securities, available-for-sale	4.8	6.2
Derivatives	(7.2)	9.8
Other	-	(0.2)
Less: allocation to experience-rated contracts	(77.4)	13.9
Net realized capital (losses) gains	$(9.1)	$25.2
After-tax net realized capital (losses) gains	$(5.9)	$16.4

During the three and nine months ended September 30, 2006, Net realized capital losses increased due to higher other-than-temporary impairments recognized in 2006 and higher losses on derivatives. For the three months ended September 30, 2006, these losses were partially offset by realized capital gains on fixed maturities, as interest rates declined during the third quarter of 2006.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains (losses) allocated to experienced-rated contracts were $154.2 and $240.3, at September 30, 2006 and December 31, 2005, respectively.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement as of September 30, 2006. ILIAC had $131.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2005.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At September 30, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At September 30, 2006 and December 31, 2005, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2006 and 2005, ILIAC did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006, ILIAC paid $131.0 in cash dividends on its common stock to its parent. During the nine months ended September 30, 2005, ILIAC did not pay any dividends to its parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantee was $30.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed consolidated financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

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

One topic of the New York Attorney General (“NYAG”) inquiries and investigations related to endorsement of the Company’s products by the New York State United Teachers Union Members Benefit Trust (“NYSUT”) and the sale of the Company’s products to NYSUT members. On October 10, 2006, the Company entered into an assurance of discontinuance (settlement agreement) with the NYAG (the “NYAG Agreement”) regarding the endorsement of the Company’s products by NYSUT and the sale of the Company’s products to NYSUT members. Under the terms of the NYAG Agreement, the Company, without admitting or denying the NYAG’s findings, will distribute $30.0 million to NYSUT members, and or former members, who participated in the NYSUT endorsed Company product at any point between January 1, 2001 and June 30, 2006. The Company also agreed with the NYAG’s office to develop a one-page disclosure to further improve transparency and disclosure regarding retirement product fees (the “One-Page Disclosure”). Pursuant to the terms of the NYAG Agreement, the Company has agreed for a five year period to provide its retirement product customers with the One-Page Disclosure.

In connection with another investigation, the Company and its subsidiary, ING Financial Advisers, LLC (“IFA”), were named in a petition for relief and cease and desist order filed by the New Hampshire Bureau of Securities Regulation (“NH Bureau”) concerning ING’s administration of the New Hampshire state employees deferred compensation plan. On October 10, 2006, the Company and IFA entered into a consent agreement with the NH Bureau (the “NH Agreement”) to resolve the petition for relief and cease and desist order filed by the NH Bureau. Under the terms of the NH Agreement, the Company and IFA, without admitting or denying the NH Bureau’s claims, have agreed to pay a total of $3.0 million to resolve the matter, and for a five year period to provide their retirement product customers with the One-Page Disclosure.

The effect of these settlements had no significant impact on the results of operations for the three months ended September 30, 2006, given established reserves.

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

Equity market volatility could negatively impact profitability and financial condition

The decline of the equity markets over an extended period of time may reduce the profitability and negatively affect the financial condition of the Company due to the following:

▪	Sales of variable annuity products may decrease as prospective customers seek products with higher returns.
▪

Account values of separate accounts that support annuity products may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

▪	If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs, decreasing profits.
▪

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

The Company’s investment portfolio is subject to several risks, including the following:

▪	An increase in defaults or delinquency in investment portfolios, including derivative contracts;
▪

Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

▪

Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

▪	An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
▪	Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
▪

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits, and contract administration expenses;
▪	Adequacy of contract charges on variable contracts to cover the cost of product features;
▪	Persistency of policies to ensure recovery of acquisition expenses; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower assets under management, which will result in lower fee income as follows:

▪	Increase in annuity contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
▪	Reduction of new annuity contract sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Views of the rating organization;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Enterprise risk management; and
▪	Other circumstances outside the rated company’s control.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Perceived financial strength; and
▪	Claims paying and credit ratings.

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. While the Company cannot predict the future level of consolidation, the Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s business, results of operations, or financial condition.

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

4.(a)	Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts).

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

Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

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

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

Incorporated by reference to Post-Effective Amendment No. 43 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 11, 2006.

Incorporated by reference to Post-Effective Amendment No. 43 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 14, 2006.

10.	Material Contracts

10.	(a) First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC.

(b)	Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ILIAC and ING North America Insurance Corporation.

(c)

Agreement AIA document A111-1997 Standard Form of Agreement between Owner and Contractor, as modified, dated September 6, 2006 between Northfield Windsor LLC and John Moriarty & Associates, Inc., incorporated by reference to the Company’s Form 8-K filed on September 11, 2006 (File/Film No. 033-23376/061083829).

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

November 10, 2006 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)