Form 10-K
period 2006-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2007-04-02
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 29, 2007, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2006

	TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments****	17
Item 2.	Properties**	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders*	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data***	20
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	117
Item 9A.	Controls and Procedures	117
Item 9B.	Other Information	117

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	118
Item 11.	Executive Compensation*	118
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	118
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	118
Item 14.	Principal Accounting Fees and Services	119

PART IV

Item 15.	Exhibits, Financial Statement Schedules	121

	Index to Consolidated Financial Statement Schedules	128
	Signatures	132

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

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 1, 2006, Lion contributed to ILIAC, Directed Services, Inc. (“DSI”), a New York corporation registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment advisor under the Investment Advisors Act of 1940, whose primary functions are the distribution of variable insurance products and investment advisory services for open-end mutual funds. Additionally, on December 12, 2006, ILIAC organized DSL as a wholly-owned Delaware limited liability company. On December 31, 2006, DSI merged with and into DSL and ceased to exist. Upon merger, the operations and broker-dealer and investment advisor registrations of DSI were consolidated into DSL, the surviving company. Effective January 1, 2007, ILIAC’s investment advisory agreement with certain variable funds offered in Company products was assigned to DSL.

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The Consolidated Balance Sheets and Consolidated Statements of Operations give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

	2006	2005	2004
Total revenue	$594.9	$507.7	$476.0
Net income	35.8	28.2	21.2
Additional paid-in capital:
Dividends paid	25.0	20.5	13.5
Employee share-based payments	0.1	0.2	-

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

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans. The Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company’s products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

See “Reserves” for a discussion of the Company’s reserves by product type.

The Company has one operating segment, which offers the products described below.

Products and Services

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. These products include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

Annuity contracts offered by the Company contain variable and fixed investment options. Variable options generally provide for assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds managed and/or distributed by ILIAC, its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

Fixed options are either “fully-guaranteed” or “experience-rated”. Fully-guaranteed fixed options provide guarantees on investment returns and maturity values. Experience-rated fixed options require the contractowner to assume certain investment risks, including realized capital gains and losses on the sale of invested assets, and other risks subject to, among other things, principal and interest guarantees.

The Company’s variable annuities offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪	Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪

Annual Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.

▪

Five Year Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.

▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) a seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

Products offering Annual Ratchet, Five Year Ratchet, Combination Ratchet and 5% RollUp, and Combination Seven-Year Ratchet and 4% RollUp, guarantees are no longer being sold by the Company.

Variable annuity contracts containing guaranteed minimum death benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2006. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represent assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2006 and 2005.

	2006	2005
New deposits:
Variable annuities	$5,884.9	$5,011.9
Fixed annuities	1,808.7	1,771.3
Total new deposits	$7,693.6	$6,783.2

Assets under management:
Variable annuities	$39,992.9	$35,067.7
Fixed annuities	16,287.5	17,034.0
Total annuities	56,280.4	52,101.7
Plan sponsored and other	4,709.9	3,335.3
Total assets under management	60,990.3	55,437.0

Assets under administration	25,950.4	23,031.6
Total assets under management
and administration	$86,940.7	$78,468.6

AUM are generally available for contractowner withdrawal and are generally subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contractowner balances withdrawn within a period of time after the contract’s inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contractowners to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.5% to 7.8% for the years 2006, 2005, and 2004. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2006, 2005, and 2004, reserve interest rates ranged from 4.9% to 5.9%.

The Company’s domestic individual life insurance business was disposed of on October 1, 1998 via an indemnity reinsurance agreement. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves. Individual life reserves are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation (“Lincoln”). At December 31, 2006 and 2005, the Company had $2.7 billion and $2.8 billion, respectively, related to reinsurance recoverable from those subsidiaries of Lincoln. Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Consolidated Balance Sheets.

Investment Overview and Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risk. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options, interest rate options embedded in collateralized mortgage obligations, and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with bonds.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources - Derivatives” for further discussion of the Company’s use of derivatives.

Ratings

On August 23, 2005, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, affirmed the stable outlook on the core insurance operating companies. There has been no change in S&P’s rating of ING U.S., including the Company, since that date.

On January 5, 2006, Moody’s Investor’s Service, Inc. (“Moody’s”) affirmed the financial strength rating of the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING.

On February 24, 2006, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while revising its outlook to stable from negative. A.M. Best assigned an issuer credit rating of aa- to ILIAC at that time.

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

ILIAC is subject to the insurance laws of the State of Connecticut, where it is domiciled, and other jurisdictions in which it transacts business. The primary regulators of the Company’s insurance operations are the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contractowner accounts, and the maximum interest rates that can be charged on policy loans.

The Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), and, to a lesser extent, the states, regulate the sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity and other investment and retirement products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $7.9 and $9.0 as of December 31, 2006 and 2005, respectively. The Company has also recorded an asset of $5.6 and $6.9 as of December 31, 2006 and 2005, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 2,004 employees as of December 31, 2006, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company, as well as, providing product development, actuarial, and finance services to the Company. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

Equity market volatility could negatively impact profitability and financial condition

The decline of the United States and international equity markets over an extended period of time may reduce the profitability and negatively affect the financial condition of the Company due to the following:

▪	Sales of variable annuity products may decrease as prospective customers seek products with higher returns.
▪

Account values of separate accounts that support variable annuity products may decrease, which results in a decrease in fees and profits earned on the accounts. The amount of fees the Company earns on variable annuity products is based on such account values.

▪

If the Company’s expectations of future performance and profits decrease, it may be required to accelerate the amortization of deferred policy acquisition costs and value of business acquired, as applicable, decreasing profits.

▪

If the Company’s net amount at risk under certain guaranteed minimum death benefits increases, the amount of required reserve increases. If reserves are not adequate, the Company may need to increase reserves through a charge to earnings.

Changes in interest rates could have a negative impact on profitability and financial condition

Changes in interest rates may negatively affect the Company’s attempts to maintain profitable margins between the amounts earned on its general account investments and the amounts paid under its annuity contracts.

As interest rates rise, fixed annuity contract surrenders and withdrawals may increase as contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs and value of business acquired, as applicable, relating to such contracts, further reducing profits.

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates.

All of the Company’s fixed annuity products, and the fixed account options included in some of the Company’s annuity products, contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits. This decrease in profits may also require the Company to accelerate amortization of deferred policy acquisition costs and value of business acquired, as applicable.

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits, and contract administration expenses;
▪	Adequacy of contract charges on variable contracts to cover the cost of product features;
▪	Persistency of policies to ensure recovery of acquisition expenses and value of business acquired, as applicable; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower margins and fee income due to lower assets under management, resulting from:

▪	Increase in annuity contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
▪	Reduction of new annuity contract sales.

The Company cannot predict what actions rating organizations may take, or what actions the Company may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management, and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble, and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations, or cash flows, in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, or reduce new product sales, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices;
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types (including group annuities and indexed annuities); and
▪	Adequacy of disclosure.

It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. The Company cannot guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

Company products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

Company insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities and insurance laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the Securities and Exchange Commission, the National Association of Securities Dealers, and the Internal Revenue Service.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration. Failure to meet any of these complex requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company's reputation, interruption of the Company's operations, or adversely impact profitability.

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and contractowner transactions. The Company may experience a failure of its operating systems or a compromise of its security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contractowners. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s business, results of operations, or financial condition.

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

The occurrence of unidentified or unanticipated risks could negatively affect our business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company's policies and procedures to identify, monitor and manage risks may not be fully effective. Many of the Company's methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for ILIAC’s common stock. All of ILIAC’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company, which is ultimately owned by ING.

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

During 2006, 2005, and 2004, the Company paid $256.0, $20.5, and $83.5, respectively, in dividends on its common stock to Lion.

During 2006, Lion contributed to ILIAC, Directed Services, Inc., which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2006, 2005, and 2004, the Company did not receive any cash capital contributions from Lion.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2006	2005	2004
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,029.7	$1,037.1	$998.6
Fee income	714.8	609.6	554.3
Premiums	37.5	43.2	38.5
Broker-dealer commission revenue	429.2	378.1	375.0
Net realized capital gains	3.0	22.0	10.8
Total revenue	2,229.9	2,097.7	1,979.1
Interest credited and other benefits to
contractowners	783.7	739.6	739.4
Broker-dealer commission expense	429.2	378.1	375.0
Amortization of deferred policy acquisition
costs and value of business acquired	21.3	159.9	127.4
Net income	301.8	272.7	220.5

CONSOLIDATED FINANCIAL POSITION
Total investments	$19,010.5	$19,961.2	$20,027.4
Assets held in separate accounts	43,550.8	35,899.8	33,310.5
Total assets	68,486.0	61,665.9	58,944.2
Future policy benefits and claims reserves	19,995.8	20,932.8	20,885.3
Liabilities related to separate accounts	43,550.8	35,899.8	33,310.5
Total shareholder's equity	2,985.7	2,942.7	2,759.6

ASSETS UNDER MANAGEMENT AND
ADMINISTRATION
Variable annuities	$39,992.9	$35,067.7	$36,941.1
Fixed annuities	16,287.5	17,034.0	18,239.3
Plan sponsored and other	4,709.9	3,335.3	5,577.4
Total assets under management	60,990.3	55,437.0	60,757.8
Assets under administration	25,950.4	23,031.6	24,419.8
Total assets under management and administration	$86,940.7	$78,468.6	$85,177.6

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2006, 2005, and 2004, and financial condition as of December 31, 2006 and 2005. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import, generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	Equity market volatility could negatively impact profitability and financial condition;
(2)	Changes in interest rates could have a negative impact on profitability and financial condition;
(3)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	Changes in underwriting and actual experience could materially affect profitability;
(5)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;

(6)	Competition could negatively affect the ability to maintain or increase profitability;
(7)	Changes in federal income tax law could make some products less attractive to contractowners and increase tax costs;
(8)	Litigation may adversely affect profitability and financial condition;
(9)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(10)	Company products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(11)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(12)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(13)	The occurrence of unidentified or unanticipated risks could negatively affect our business or result in losses.

Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7., and 7A. contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 1, 2006, Lion contributed to ILIAC, Directed Services, Inc. (“DSI”), a New York corporation registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment advisor under the Investment Advisors Act of 1940, whose primary functions are the distribution of variable insurance products and investment advisory services for open-end mutual funds. Additionally, on December 12, 2006, ILIAC organized DSL as a wholly-owned Delaware limited liability company. On December 31, 2006, DSI merged with and into DSL and ceased to exist. Upon merger, the operations and broker-dealer and investment advisor registrations of DSI were consolidated into DSL, the surviving company. Effective January 1, 2007, ILIAC’s investment advisory agreement with certain variable funds offered in Company products was assigned to DSL.

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The Consolidated Balance Sheets and Consolidated Statements of Operations give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

	2006	2005	2004
Total revenue	$594.9	$507.7	$476.0
Net income	35.8	28.2	21.2
Additional paid-in capital:
Dividends paid	25.0	20.5	13.5
Employee share-based payments	0.1	0.2	-

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

The Company has one operating segment.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.5% to 7.8% for the years 2006, 2005, and 2004. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2006, 2005, and 2004, reserve interest rates ranged from 4.9% to 5.9%.

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation (“Lincoln”). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves. Individual life reserves are included in Future policy benefits and claims reserves of the Consolidated Balance Sheets.

Certain variable annuity contracts offer guaranteed minimum death benefits (“GMDB”). The GMDB is accrued in the event the customer’s account value at death is below the guaranteed value and is included in reserves. See Item I, Business, Products and Services, for a description of the GMDBs.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in experience-rated contract allocations, DAC, VOBA, and deferred income taxes.

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable, due to a limited market, for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.

The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The fair values for short-term investments are based on quoted market prices.

Derivative instruments are reported at fair value using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard and Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates, which are obtained from third party sources and uploaded into the system.

The following table identifies the fair value of fixed maturities and equity securities available-for-sale, as well as short-term investments and derivatives by pricing source as of December 31, 2006 and 2005.

		Valuation	Valuation
		Techniques	Techniques
	Published	with	without
	Price	Market	Market
2006	Quotations	Inputs	Inputs	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$13,891.2	$2,320.5	$-	$16,211.7
Equity securities, available-for-sale	251.7	-	-	251.7
Other investments (primarily derivatives
and short-term investments)	5.7	33.6	0.4	39.7

Liabilities:
Other liabilities (primarily derivatives)	-	45.1	0.4	45.5

2005
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$15,819.6	$2,168.5	$-	$17,988.1
Equity securities, available-for-sale	170.1	-	-	170.1
Other investments (primarily derivatives
and short-term investments)	2.5	20.5	-	23.0

Liabilities:
Other liabilities (primarily derivatives)	-	26.7	-	26.7

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

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

The evaluation of other-than-temporary impairments included in the Company’s general account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value.

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

FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

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

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses. In addition, the Company collects broker-dealer commissions through its subsidiary DSL, which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

A low general level of short-, intermediate-, and long-term interest rates has put pressure on margins on existing blocks of business, as declining investment portfolio returns draw closer to minimum crediting rates on certain products. The compression of the yields between interest credited on spread-based products and declining asset yields will be a concern until the returns on new money rate investments are higher than overall investment portfolio yields. Although interest rates decreased during the second half of 2006, an overall increase in interest rates during 2006 negatively impacted the fair value of the Company’s fixed maturities portfolio and resulted in lower realized capital gains.

Equity market performance also affects the Company, as fee revenue from variable AUM is affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. During 2006, gains in the equity markets have led to increases in the Company’s AUM.

The improving economy and a recovery in the employment market, combined with higher corporate confidence, have improved the demand for retirement and savings-type products.

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company’s results of operations for the year ended December 31, 2006, and changes therein, were primarily impacted by DAC and VOBA unlocking, as well as increases in variable AUM which were driven by changing equity markets and cash flows. Regulatory settlements and interest rate movements had an unfavorable impact on the Company’s operations.

	Years Ended December 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,029.7	$1,037.1	$(7.4)	(0.7)%
Fee income	714.8	609.6	105.2	17.3%
Premiums	37.5	43.2	(5.7)	(13.2)%
Broker-dealer commission revenue	429.2	378.1	51.1	13.5%
Net realized capital gains	3.0	22.0	(19.0)	(86.4)%
Other income	15.7	7.7	8.0	NM
Total revenue	2,229.9	2,097.7	132.2	6.3%
Benefits and expenses:
Interest credited and other
benefits to contractowners	783.7	739.6	44.1	6.0%
Operating expenses	568.3	524.3	44.0	8.4%
Broker-dealer commission expense	429.2	378.1	51.1	13.5%
Amortization of deferred policy
acquisition costs and value
of business acquired	21.3	159.9	(138.6)	(86.7)%
Interest expense	2.9	1.6	1.3	81.3%
Total benefits and expenses	1,805.4	1,803.5	1.9	0.1%
Income before income taxes	424.5	294.2	130.3	44.3%
Income tax expense	122.7	21.5	101.2	NM
Net income	$301.8	$272.7	$29.1	10.7%
Effective tax rate	28.9%	7.3%

NM - Not meaningful.

Revenues

Total revenue increased for the year ended December 31, 2006, primarily due to increases in Fee income and Commission revenue, partially offset by a decrease in Net realized capital gains.

Fee income increased as overall average variable AUM increased, driven by favorable equity market conditions and net cashflow during 2006.

Broker-dealer commission revenue increased for the year ended December 31, 2006, due to increased sales of annuity products. DSL earns commissions on underwriting and distribution agreements with ING USA Annuity and Life Insurance Company and ReliaStar Life Insurance Company of New York, affiliated companies, which are, in turn, paid to broker-dealers and expensed through Broker-dealer commission expense.

Net realized capital gains decreased due to higher losses on derivatives, partially offset by realized capital gains on fixed maturities.

Benefits and Expenses

Total benefits and expenses decreased for the year ended December 31, 2006, primarily due to a decrease in Amortization of DAC and VOBA, partially offset by higher Interest credited and other benefits to contractowners and Operating expenses.

Interest credited and other benefits to contractowners increased for the year ended December 31, 2006, primarily due to regulatory settlements.

Operating expenses for the year ended December 31, 2006 increased due to higher non-deferred commission expense and the continued growth of the business during 2006.

The decrease in Amortization of DAC and VOBA in 2006, is primarily driven by favorable unlocking of $83.3, due to assumption changes and model refinements. In addition, the decrease in amortization reflects lower actual gross profits, primarily due to legal a settlement incurred in 2006.

Income Taxes

Income tax expense increased for the year ended December 31, 2006, primarily due to the Internal Revenue Service (“IRS”) audit settlement in the third quarter of 2005, which related to the Company's tax returns for the years 2000 and 2001. The provision for the year ended December 31, 2005, reflected non-recurring favorable adjustments, due to a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company’s results of operations for the year ended December 31, 2005, and changes therein, were primarily impacted by increasing variable AUM, increasing sales and cash flows, and changing equity market and interest rate conditions. Market conditions during 2005 had a positive impact on the Company, as increases in the equity markets increased the value to the Company’s average variable AUM.

	Years Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,037.1	$998.6	$38.5	3.9%
Fee income	609.6	554.3	55.3	10.0%
Premiums	43.2	38.5	4.7	12.2%
Broker-dealer commission revenue	378.1	375.0	3.1	0.8%
Net realized capital gains	22.0	10.8	11.2	NM
Other income	7.7	1.9	5.8	NM
Total revenue	2,097.7	1,979.1	118.6	6.0%
Benefits and expenses:
Interest credited and other
benefits to contractowners	739.6	739.4	0.2	NM
Operating expenses	524.3	459.2	65.1	14.2%
Broker-dealer commission expense	378.1	375.0	3.1	0.8%
Amortization of deferred policy
acquisition costs and value
of business acquired	159.9	127.4	32.5	25.5%
Interest expense	1.6	0.6	1.0	NM
Total benefits and expenses	1,803.5	1,701.6	101.9	6.0%
Income before income taxes	294.2	277.5	16.7	6.0%
Income tax expense	21.5	57.0	(35.5)	(62.3)%
Net income	$272.7	$220.5	$52.2	23.7%
Effective tax rate	7.3%	20.5%

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

Income Taxes

Income tax expense decreased for 2005, mainly due to the dividends received deduction and non-recurring favorable adjustments related to a 2000 and 2001 Internal Revenue Service audit settlement. The provision for the year ended December 31, 2005, reflected non-recurring favorable adjustments, due to a reduction in tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company’s position.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options, interest rate options embedded in collateralized mortgage obligations, and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities which are reported with bonds.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources - Derivatives” for further discussion of the Company’s use of derivatives.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2006 and 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$16,211.7	85.3%	$17,988.1	90.1%
Equity securities, available-for-sale	251.7	1.3%	170.1	0.9%
Mortgage loans on real estate	1,879.3	9.9%	1,396.0	7.0%
Policy loans	268.9	1.4%	262.4	1.3%
Other investments	398.9	2.1%	144.6	0.7%
Total investments	$19,010.5	100.0%	$19,961.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political
subdivisions	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including
fixed maturities pledged	16,256.3	194.5	239.1	16,211.7
Less: fixed maturities pledged	1,106.2	6.4	13.1	1,099.5

Total fixed maturities	$15,150.1	$188.1	$226.0	$15,112.2

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$35.7	$0.1	$-	$35.8
U.S. government agencies and authorities	468.4	0.5	8.4	460.5
State, municipalities, and political
subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities(1):
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,449.5	32.9	94.0	4,388.4
Commercial mortgage-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
fixed maturities pledged	18,006.1	275.2	293.2	17,988.1
Less: fixed maturities pledged	1,260.8	5.2	18.4	1,247.6

Total fixed maturities	$16,745.3	$270.0	$274.8	$16,740.5

(1) Primarily U.S. dollar denominated.

At December 31, 2006 and 2005, the Company’s carrying value of fixed maturities, available-for-sale, including securities pledged to creditors, (hereinafter referred to as “total fixed maturities”) represented 85.3% and 90.1%, respectively, of the total general account invested assets. For the same periods, $13,505.3, or 83.3% of total fixed maturities, and $14,376.0, or 79.9% of total fixed maturities, respectively, supported experience-rated products.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2006 and 2005, the average qualify rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows at December 31, 2006 and 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,824.0	48.2%	$7,951.3	44.2%
AA	1,135.6	7.0%	1,148.5	6.4%
A	2,588.4	16.0%	3,984.8	22.2%
BBB	3,920.4	24.2%	4,270.5	23.7%
BB	652.8	4.0%	540.4	3.0%
B and below	90.5	0.6%	92.6	0.5%
Total	$16,211.7	100.0%	$17,988.1	100.0%

95.4% and 96.5% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2006 and 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2006 and 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$25.6	0.2%	$35.8	0.2%
U.S. government agencies and authorities	276.9	1.7%	460.5	2.6%
U.S. corporate, state, and municipalities	5,418.3	33.3%	7,309.2	40.6%
Foreign	2,489.7	15.4%	2,555.2	14.2%
Residential mortgage-backed	4,500.0	27.8%	4,388.4	24.4%
Commercial mortgage-backed	2,246.7	13.9%	2,101.8	11.7%
Other asset-backed	1,254.5	7.7%	1,137.2	6.3%
Total	$16,211.7	100.0%	$17,988.1	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2006, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$303.3	$302.5
After one year through five years	2,961.0	2,935.7
After five years through ten years	3,569.0	3,550.6
After ten years	1,373.8	1,421.7
Mortgage-backed securities	6,791.1	6,746.7
Other asset-backed securities	1,258.1	1,254.5
Less: securities pledged to creditors	1,106.2	1,099.5
Fixed maturities, excluding securities pledged to creditors	$15,150.1	$15,112.2

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2006 or 2005.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating was AAA at December 31, 2006.

At December 31, 2006 and 2005, fixed maturities with fair values of $11.2 and $11.0, respectively, were on deposit as required by regulatory authorities.

The Company has various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2006 and 2005, approximately 2.3% and 1.2%, respectively, of the Company’s CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $49.8 and $49.5 in ING proprietary funds as of December 31, 2006 and 2005, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $1,879.3 and $1,396.0 at December 31, 2006 and 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At December 31, 2006 and 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.7% and 22.0% of properties in California at December 31, 2006 and 2005, respectively.

Unrealized Capital Losses

Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2006 and 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six
months below
amortized cost	$20.6	8.5%	$1.2	0.5%	$94.4	32.2%	$3.1	1.1%
More than six
months and less
than twelve months
below amortized cost	6.6	2.8%	0.7	0.3%	75.2	25.6%	1.8	0.6%
More than twelve
months below
amortized cost	208.9	87.4%	1.1	0.5%	117.3	40.0%	1.4	0.5%
Total unrealized capital loss	$236.1	98.7%	$3.0	1.3%	$286.9	97.8%	$6.3	2.2%

Unrealized capital losses in fixed maturities at December 31, 2006 and 2005, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2006 and 2005.

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months	Total
	Below	Below	Below	Unrealized
	Amortized	Amortized	Amortized	Capital
2006	Cost	Cost	Cost	Loss
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other
asset-backed securities	11.0	2.5	107.4	120.9
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

2005
Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other
asset-backed securities	41.8	43.1	56.0	140.9
Total unrealized capital loss	$97.5	$77.0	$118.7	$293.2
Fair value	$5,941.1	$2,790.7	$2,643.6	$11,375.4

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2006 and 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2006	Cost	Cost	Cost	Loss
U.S. government agencies	$2.1	$1.1	$0.1	$3.3
and authorities
U.S. corporate, state, and
municipalities	6.2	1.6	70.3	78.1
Foreign	2.5	2.1	32.2	36.8
Residential mortgage-backed	6.6	0.8	74.8	82.2
Commercial mortgage-backed	3.5	0.2	24.9	28.6
Other asset-backed	0.9	1.5	7.7	10.1
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1

2005
U.S. government agencies	$3.1	$3.8	$1.5	$8.4
and authorities
U.S. corporate, state, and
municipalities	40.4	18.9	48.1	107.4
Foreign	12.2	11.2	13.1	36.5
Residential mortgage-backed	24.2	33.1	36.7	94.0
Commercial mortgage-backed	13.7	6.4	6.9	27.0
Other asset-backed	3.9	3.6	12.4	19.9
Total unrealized capital loss	$97.5	$77.0	$118.7	$293.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 97.0% of the average book value as of December 31, 2006. In addition, this category includes 1,193 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2006.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$6.4	4	$0.1	2	$-	-
U.S. corporate	24.4	67	3.9	15	-	-
Foreign	4.2	10	0.3	1	-	-
Residential mortgage-
backed	16.6	76	44.7	82	13.5	53
Other asset-backed	7.0	1	-	-	-	-
Equity securities	0.1	3	-	-	-	-
Total	$58.7	161	$49.0	100	$13.5	53

The above schedule includes $16.1, $43.3, and $13.5, for the years ended December 31, 2006, 2005, and 2004, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $42.6 and $5.7 in write-downs for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board

(“FASB”) Staff Position (“FSP”) FAS No. 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). The following table summarizes these write-downs recognized by type for the years ended December 31, 2006 and 2005.

	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$6.4	4	$0.1	2
U.S. corporate	24.4	67	2.3	13
Foreign	4.2	10	-	-
Residential mortgage-backed	0.6	1	3.3	2
Other asset-backed	7.0	1	-	-
Total	$42.6	$83	$5.7	$17

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(67.0)	$1.0	$51.8
Equity securities, available-for-sale	9.3	12.4	9.9
Derivatives	(3.9)	17.9	(10.2)
Other	-	(0.3)	1.3
Less: allocation to experience-rated contracts	(64.6)	9.0	42.0
Net realized capital gains	$3.0	$22.0	$10.8
After-tax net realized capital gains	$2.0	$14.3	$7.0

During the year ended December 31, 2006, Net realized capital gain decreased due to higher other-than-temporary impairments recognized in 2006 and higher losses on derivatives.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $164.5, $240.3, and $233.4, at December 31, 2006, 2005, and 2004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, and contract maturities, withdrawals, and surrenders.

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC had $45.0 and $131.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2006 and 2005, respectively.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2006 and 2005, ILIAC had no amounts outstanding under the revolving note facility.

▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At December 31, 2006 and 2005, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During 2006, Lion contributed to ILIAC DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2006, 2005, and 2004, the Company did not receive any cash capital contributions from its parent.

During 2006, 2005, and 2004, the Company paid $256.0, $20.5, and $83.5, respectively, in dividends on its common stock to its parent.

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

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account), less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuities issued by the Company are combination contracts offering both variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death benefit rider fees charged to the contractowner, less the cost of administering the product, as well as the cost of providing for the guaranteed death benefits.

Minimum Guarantees

Variable annuity contracts containing guaranteed minimum death benefits expose the Company to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contractowners due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death benefits.

The Company’s variable annuities offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪	Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪

Annual Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.

▪

Five Year Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.

▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) a seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

Products offering Annual Ratchet, Five Year Ratchet, Combination Ratchet and 5% RollUp, and Combination Seven-Year Ratchet and 4% RollUp, guarantees are no longer being sold by the Company.

Reinsurance

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from GMDBs in its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers.

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

At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. During 2006 and 2005, $79.4 and $42.4, respectively, was funded to related parties under these commitments.

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company will reimburse the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2006, the maximum potential future exposure to the Company under the guarantee was $30.0.

As of December 31, 2006, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$26.4	$16.9	$6.2	$2.5	$0.8
Purchase obligations(2)	706.8	706.8	-	-	-
Reserves for insurance
obligations(3)	57,593.5	4,060.8	9,477.9	10,311.9	33,742.9
Construction agreement
obligations(4)	74.9	69.9	5.0	-	-
Pension obligations(5)	79.4	13.5	22.9	17.6	25.4
Total	$58,481.0	$4,867.9	$9,512.0	$10,332.0	$33,769.1

(1)	Operating lease obligations relate to the rental of office space under various noncancelable operating lease agreements, the longest term of which expires in April of 2014.
(2)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the term of the partnership. The exact timing, however, of funding these commitments cannot be estimated. Therefore, the total amount of the commitments is included in the category "Less than 1 year".

(3)	Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations under its variable annuity, fixed annuity, and other investment and retirement products.
(4)

Construction agreement obligations relate to the construction and development of the Windsor Property under various agreements, which is estimated to be substantially complete by December 31, 2007, with final payments made in the first quarter of 2008.

(5)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2006 and 2005, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $832.4 and $942.9, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $833.2 and $941.1 at December 31, 2006 and 2005, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse purchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2006, the Company did not have reverse repurchase agreements. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $32.8. Reverse repurchase agreements are included in Cash and cash equivalents on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2006. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

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

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

The Company also had investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within fixed maturity instruments are included in Fixed maturities, available-for-sale, on the Consolidated Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contractowners in the Consolidated Statements of Operations.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2006, ILIAC has total adjusted capital above all required capital levels.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the consolidated financial statements for further information.)

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying consolidated financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2005 or 2004. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006, are as follows:

	Prior to	Effects of	As Reported at
	Adopting	Adopting	December 31,
	FAS No. 158	FAS No. 158	2006
Other assets	$74.0	$(0.2)	$73.8
Deferred income taxes	246.3	(0.3)	246.0
Other liabilities	405.6	0.6	406.2
Accumulated other comprehensive loss	(13.5)	(0.5)	(14.0)

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that a registrant should quantify the effect of an error on the financial statements using a dual approach. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods.

SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the FASB issued FSP FAS No. 115-1. FSP FAS No. 115-1 replaces the impairment evaluation guidance of the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $42.6 and $5.7 for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Share-Based Payment

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first annual period beginning after June 15, 2005. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

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

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated.

Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS No.123. No stock based employee compensation cost was recognized in the Consolidated Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2006 and 2005 were those of ING, the Company’s ultimate parent.

As a result of adopting FAS No. 123R, the Company’s Net income for the years ended December 31, 2006 and 2005, was $7.1 and $5.0, respectively, lower than if it had continued to account for share-based payments under APB 25. The fair value of shares granted during 2006 and 2005 was $7.6 and $11.1, respectively, as of December 31, 2006 and 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes of valuation methodologies as a result of the adoption of FAS No. 123R.

New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS No. 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted under certain conditions. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. As application of the standard is optional, any impact is limited to those financial assets and liabilities to which FAS No. 159 is applied. The Company is currently evaluating the items to which the fair value option may be applied.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company expects to recognize a cumulative effect of change in accounting principle between $2.5 and $5.0 as a reduction to January 1, 2007 Retained earnings.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006, and was adopted by the Company on January 1, 2007. The Company does not expect FAS No. 155 to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged, and was adopted by the Company on January 1, 2007. As a result of implementing SOP 05-1, the Company expects to recognize a cumulative effect of a change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings.

Legislative Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Some tax reform proposals, including certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. There are no indications at the present time, however, that Congress will enact fundamental tax reforms in 2007, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings. The United States Government Accountability Office (“GAO”) issued a report in late 2006 recommending legislative and regulatory changes to provide 401(k) plan participants and the Department of Labor with better information on fees charged by plan investment and service providers. The House Committee on Education and Labor held the first of several anticipated hearings on the GAO report in March 2007. The Department of Labor is expected to testify at a subsequent hearing on the status of several regulatory initiatives to improve fee disclosure. Legislative or regulatory action to implement the GAO recommendations could negatively influence the market for certain of the Company’s defined contribution retirement services products, but the likelihood of such changes is uncertain at this time.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

The New York Attorney General, other federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action may be taken with respect to certain ING affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

(Dollar amounts in millions, unless otherwise stated)

Asset/liability management is integrated into many aspects of the Company’s operations, including investment strategy, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner behavior, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject to the minimum guaranteed death benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed income investments that can generate predictable, steady rates of return. The duration and convexity profile of the portfolio is managed relative to the liabilities. The assets are classified as available-for-sale, which enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the 2006 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2006. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. A significant portion of the Company’s contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2006 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2006	2006
Increase of 1%	$16.1	$13.2
Decrease of 1%	(44.4)	(41.4)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2006	2006
Increase of 1%	$2.2	$30.1
Decrease of 1%	0.6	(71.8)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management (“AUM”), which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as contractowner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable margin, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC and VOBA to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of amortization of DAC and VOBA in a given period, potentially causing a material adverse deviation in the period’s Net income.

The following schedule demonstrates the potential changes in 2006 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2006. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2006 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2006	2006
Increase of 10%	$30.4	$30.4
Decrease of 10%	(32.1)	(32.1)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2006	2006
Increase of 10%	$(9.5)	$43.4
Decrease of 10%	9.9	(45.9)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	61

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2006, 2005, and 2004	62

Consolidated Balance Sheets as of
December 31, 2006 and 2005	63

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2006, 2005, and 2004	65

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004	66

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 23, 2007

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Net investment income	$1,029.7	$1,037.1	$998.6
Fee income	714.8	609.6	554.3
Premiums	37.5	43.2	38.5
Broker-dealer commission revenue	429.2	378.1	375.0
Net realized capital gains	3.0	22.0	10.8
Other income	15.7	7.7	1.9
Total revenue	2,229.9	2,097.7	1,979.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	783.7	739.6	739.4
Operating expenses	568.3	524.3	459.2
Broker-dealer commission expense	429.2	378.1	375.0
Amortization of deferred policy acquisition
cost and value of business acquired	21.3	159.9	127.4
Interest expense	2.9	1.6	0.6
Total benefits and expenses	1,805.4	1,803.5	1,701.6
Income before income taxes	424.5	294.2	277.5
Income tax expense	122.7	21.5	57.0
Net income	$301.8	$272.7	$220.5

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2006	2005
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $15,150.1 at 2006 and $16,745.3 at 2005)	$15,112.2	$16,740.5
Equity securities, available-for-sale, at fair value
(cost of $233.6 at 2006 and $166.9 at 2005)	251.7	170.1
Mortgage loans on real estate	1,879.3	1,396.0
Policy loans	268.9	262.4
Other investments	398.9	144.6
Securities pledged
(amortized cost of $1,106.2 at 2006 and $1,260.8 at 2005)	1,099.5	1,247.6
Total investments	19,010.5	19,961.2
Cash and cash equivalents	311.2	257.7
Short-term investments under securities loan agreement	283.1	318.1
Accrued investment income	180.4	203.6
Receivables for securities sold	90.1	4.7
Reinsurance recoverable	2,715.4	2,796.7
Deferred policy acquisition costs	623.6	512.4
Value of business acquired	1,342.9	1,294.4
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	45.0	131.0
Due from affiliates	9.1	18.6
Property and equipment	75.1	33.2
Other assets	73.8	49.5
Assets held in separate accounts	43,550.8	35,899.8
Total assets	$68,486.0	$61,655.9

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2006	2005
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$19,995.8	$20,932.8
Payables for securities purchased	42.6	3.1
Payables under securities loan agreement	283.1	318.1
Borrowed money	833.2	941.1
Due to affiliates	82.8	71.9
Current income taxes	59.8	51.1
Deferred income taxes	246.0	183.1
Other liabilities	406.2	312.2
Liabilities related to separate accounts	43,550.8	35,899.8
Total liabilities	65,500.3	58,713.2

Shareholder's equity
Common stock (100,000 shares authorized; 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,299.5	4,549.6
Accumulated other comprehensive loss	(14.0)	(5.3)
Retained earnings (deficit)	(1,302.6)	(1,604.4)
Total shareholder's equity	2,985.7	2,942.7
Total liabilities and shareholder's equity	$68,486.0	$61,655.9

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003
Excluding impact of merger	$2.8	$4,646.5	$116.0	$(2,119.4)	$2,645.9
Impact of merger with affiliate	-	3.8	-	23.9	27.7
Balance at December 31, 2003
Including impact of merger	2.8	4,650.3	116.0	(2,095.5)	2,673.6
Comprehensive income:
Net income	-	-	-	220.5	220.5
Other comprehensive loss,
net of tax:
Change in net unrealized capital
gains (losses) on securities
($(53.8) pretax)	-	-	(32.2)	-	(32.2)
Minimum pension liability	-	-	(16.7)	-	(16.7)
Total comprehensive income					171.6
Dividends paid	-	(83.5)	-	-	(83.5)
Other	-	-	-	(2.1)	(2.1)
Balance at December 31, 2004	2.8	4,566.8	67.1	(1,877.1)	2,759.6
Comprehensive income:
Net income	-	-	-	272.7	272.7
Other comprehensive loss,
net of tax:
Change in net unrealized capital
gains (losses) on securities
($(108.4) pretax)	-	-	(77.5)	-	(77.5)
Minimum pension liability
($(1.1) pretax)	-	-	5.1	-	5.1
Total comprehensive income					200.3
Dividends paid	-	(20.5)	-	-	(20.5)
Employee share-based payments	-	3.3	-	-	3.3
Balance at December 31, 2005	2.8	4,549.6	(5.3)	(1,604.4)	2,942.7
Comprehensive income:
Net income	-	-	-	301.8	301.8
Other comprehensive loss,
net of tax:
Change in net unrealized capital
gains (losses) on securities
($(23.4) pretax)	-	-	(10.7)	-	(10.7)
Pension liability and
FAS No. 158 transition
adjustment ($3.9 pretax)	-	-	2.5	-	2.5
Total comprehensive income					293.6
Cumulative effect of change
in accounting principle ($(0.8) pretax)			(0.5)		(0.5)
Dividends paid	-	(256.0)	-	-	(256.0)
Employee share-based payments	-	5.9	-	-	5.9
Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,302.6)	$2,985.7

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$301.8	$272.7	$220.5
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value
of business acquired, and sales inducements	(191.0)	(174.0)	(168.0)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	25.9	165.8	134.3
Net accretion/decretion of discount/premium	83.8	115.5	155.9
Future policy benefits, claims reserves, and
interest credited	662.5	634.2	621.7
Provision for deferred income taxes	75.6	11.0	46.1
Net realized capital gains	(3.0)	(22.0)	(10.8)
Depreciation	12.6	12.0	12.4
Change in:
Accrued investment income	23.2	(21.6)	(3.1)
Reinsurance recoverable	81.3	104.6	51.0
Other receivable and assets accruals	(20.1)	2.6	26.8
Due to/from affiliates	20.4	4.6	(52.0)
Other payables and accruals	86.3	(49.8)	(2.1)
Other	5.9	3.3	(12.4)
Net cash provided by operating activities	1,165.2	1,058.9	1,020.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	10,355.2	19,232.3	26,791.6
Equity securities, available-for-sale	91.7	119.8	85.7
Mortgage loans on real estate	197.0	179.0	71.0
Acquisition of:
Fixed maturities, available-for-sale	(8,802.1)	(19,435.9)	(26,789.3)
Equity securities, available-for-sale	(149.1)	(120.4)	(81.6)
Mortgage loans on real estate	(680.3)	(484.8)	(406.7)
Policy loans	(6.5)	0.3	7.6
Other investments	(240.2)	(43.6)	(28.9)
Loans to affiliates	-	-	(175.0)
Purchases of property and equipment, net	(54.5)	(14.2)	(11.7)
Net cash provided by (used in) investing activities	711.2	(567.5)	(537.3)

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,875.7	2,024.2	2,089.9
Maturities and withdrawals from investment contracts	(3,420.7)	(2,237.5)	(1,910.4)
Short-term loans to affiliates	86.0	(106.0)	16.4
Short-term borrowings	(107.9)	(116.3)	(458.5)
Dividends to Parent	(256.0)	(20.5)	(83.5)
Net cash used in financing activities	(1,822.9)	(456.1)	(346.1)
Net increase in cash and cash equivalents	53.5	35.3	136.9
Cash and cash equivalents, beginning of year	257.7	222.4	85.5
Cash and cash equivalents, end of year	$311.2	$257.7	$222.4
Supplemental cash flow information:
Income taxes paid, net	$37.6	$47.1	$17.3
Interest paid	$40.8	$32.0	$22.8

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

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 1, 2006, Lion contributed to ILIAC, Directed Services, Inc. (“DSI”), a New York corporation registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment advisor under the Investment Advisors Act of 1940, whose primary functions are the distribution of variable insurance products and investment advisory services for open-end mutual funds. Additionally, on December 12, 2006, ILIAC organized DSL as a wholly-owned Delaware limited liability company. On December 31, 2006, DSI merged with and into DSL and ceased to exist. Upon merger, the operations and broker-dealer and investment advisor registrations of DSI were consolidated into DSL, the surviving company. Effective January 1, 2007, ILIAC’s investment advisory agreement with certain variable funds offered in Company products was assigned to DSL.

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The Consolidated Balance Sheets and Consolidated Statements of Operations give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2006	2005	2004
Total revenue	$594.9	$507.7	$476.0
Net income	35.8	28.2	21.2
Additional paid-in capital:
Dividends paid	25.0	20.5	13.5
Employee share-based payments	0.1	0.2	-

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

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans. The Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company’s products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. These products include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

The Company has one operating segment.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Recently Adopted Accounting Standards

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying consolidated financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2005 or 2004. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006, are as follows:

	Prior to	Effects of	As Reported at
	Adopting	Adopting	December 31,
	FAS No. 158	FAS No. 158	2006
Other assets	$74.0	$(0.2)	$73.8
Deferred income taxes	246.3	(0.3)	246.0
Other liabilities	405.6	0.6	406.2
Accumulated other comprehensive loss	(13.5)	(0.5)	(14.0)

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. As a result of adopting FSP FAS No. 115-1, the Company recognized impairment losses of $42.6 and $5.7 for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): “Consolidation of Variable Interest Entities” (“FIN 46(R)”). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

other limited partnerships at the commencement of the first reporting period beginning after December 15, 2006.

EITF 04-5 had no impact on ILIAC as of December 31, 2006, as the Company’s investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Consolidated Balance Sheets.

Share-Based Payment

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first annual period beginning after June 15, 2005. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

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

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated.

Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FAS No.123. No stock based employee compensation cost was recognized in the Consolidated Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2006 and 2005 were those of ING, the Company’s ultimate parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

As a result of adopting FAS No. 123R, the Company’s Net income for the years ended December 31, 2006 and 2005, was $7.1 and $5.0, respectively, lower than if it had continued to account for share-based payments under APB 25. The fair value of shares granted during 2006 and 2005 was $7.6 and $11.1, respectively, as of December 31, 2006 and 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes of valuation methodologies as a result of the adoption of FAS No. 123R.

New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS No. 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted under certain conditions. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. As application of the standard is optional, any impact is limited to those financial assets and liabilities to which FAS No. 159 is applied. The Company is currently evaluating the items to which the fair value option may be applied.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company expects to recognize a cumulative effect of change in accounting principle between $2.5 and $5.0 as a reduction to January 1, 2007 Retained earnings.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006, and was adopted by the Company on January 1, 2007. The Company does not expect FAS No. 155 to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged, and was adopted by the Company on January 1, 2007. As a result of implementing SOP 05-1, the Company expects to recognize a cumulative effect of a change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings.

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

Investments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment for related changes in experience-rated contract allocations, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been adverse change in cash flow since the remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is accounted for as a change in Net realized capital gains (losses).

Experience-Rated Products

Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest guarantees. Unamortized realized capital gains (losses) on the sale of and unrealized capital gains (losses) on investments supporting these products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets. Net realized capital gains (losses) on all other investments are reflected in the Consolidated Statements of Operations. Unrealized capital gains (losses) on all other investments are reflected in Accumulated other comprehensive income (loss) in Shareholder’s equity, net of DAC and VOBA adjustments for unrealized capital gains (losses), and related income taxes.

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

Valuation

The fair value for fixed maturities is largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including independent pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable, due to a limited market, for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.

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

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses). At December 31, 2006 and 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.7% and 22.0% of properties in California at December 31, 2006 and 2005, respectively.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value.

Derivative instruments are reported at fair value using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates, which are obtained from third party sources and uploaded into the system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase the return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in Cash and cash equivalents on the Consolidated Balance Sheets.

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

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also purchases options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Embedded derivatives within fixed maturity instruments are included in Fixed maturities, available-for-sale, on the Consolidated Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA. The DAC and VOBA balances are evaluated for recoverability.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, however, increase the rate of amortization.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves interest rates vary by product and ranged from 1.5% to 7.8% for the years 2006, 2005, and 2004. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experienced-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2006, 2005, and 2004, reserve interest rates ranged from 4.9% to 5.9%.

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation (“Lincoln”). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves. Individual life reserves are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

Certain variable annuities offer guaranteed minimum death benefits (“GMDB”). The GMDB is accrued in the event the contractowner account value at death is below the guaranteed value and is included in reserves.

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

Premiums on the Consolidated Statements of Operations primarily represent amounts received for immediate annuities with life contingent payouts.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Separate account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations (with the exception of realized and unrealized capital gains (losses) on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Assets and liabilities of separate account arrangements that do not meet the criteria for separate presentation in the Consolidated Balance Sheets (primarily the guaranteed interest option), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2006 and 2005, unrealized capital losses of $7.3 and $8.3, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

Reinsurance

The Company utilizes indemnity reinsurance agreements to reduce its exposure to losses from GMDBs in its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Consolidated Balance Sheets.

Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.7 billion and $2.8 billion at December 31, 2006 and 2005, respectively, is related to the reinsurance recoverable from certain subsidiaries of Lincoln arising from the disposal of the Company's individual life insurance business in 1998 (see the Reinsurance footnote). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political
subdivisions	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including
securities pledged	16,256.3	194.5	239.1	16,211.7
Less: securities pledged	1,106.2	6.4	13.1	1,099.5
Total fixed maturities	15,150.1	188.1	226.0	15,112.2
Equity securities	233.6	20.4	2.3	251.7

Total investments, available-for-sale	$15,383.7	$208.5	$228.3	$15,363.9

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$35.7	$0.1	$-	$35.8
U.S. government agencies and authorities	468.4	0.5	8.4	460.5
State, municipalities, and political subdivisions	40.0	0.5	0.9	39.6

U.S. corporate securities:
Public utilities	1,260.3	24.1	16.8	1,267.6
Other corporate securities	5,981.9	109.8	89.7	6,002.0
Total U.S. corporate securities	7,242.2	133.9	106.5	7,269.6

Foreign securities(1):
Government	704.4	30.0	7.7	726.7
Other	1,815.5	41.8	28.8	1,828.5
Total foreign securities	2,519.9	71.8	36.5	2,555.2

Residential mortgage-backed securities	4,449.5	32.9	94.0	4,388.4
Commercial mortgage-backed securities	2,099.1	29.7	27.0	2,101.8
Other asset-backed securities	1,151.3	5.8	19.9	1,137.2

Total fixed maturities, including
securities pledged	18,006.1	275.2	293.2	17,988.1
Less: securities pledged	1,260.8	5.2	18.4	1,247.6
Total fixed maturities	16,745.3	270.0	274.8	16,740.5
Equity securities	166.9	4.4	1.2	170.1

Total investments, available-for-sale	$16,912.2	$274.4	$276.0	$16,910.6

(1) Primarily U.S. dollar denominated.

At December 31, 2006 and 2005, net unrealized depreciation was $26.5 and $14.8, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities. At December 31, 2006 and 2005, $52.4 and $48.6, respectively, of net unrealized capital gains (losses) was related to experience-rated contracts and was not reflected in Shareholder’s equity but in Future policy benefits and claim reserves.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of December 31, 2006, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$303.3	$302.5
After one year through five years	2,961.0	2,935.7
After five years through ten years	3,569.0	3,550.6
After ten years	1,373.8	1,421.7
Mortgage-backed securities	6,791.1	6,746.7
Other asset-backed securities	1,258.1	1,254.5
Less: securities pledged	1,106.2	1,099.5
Fixed maturities, excluding securities pledged	$15,150.1	$15,112.2

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2006 or 2005.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating was AAA at December 31, 2006.

At December 31, 2006 and 2005, fixed maturities with fair values of $11.2 and $11.0, respectively, were on deposit as required by regulatory authorities.

The Company has various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2006 and 2005, approximately 2.3% and 1.2%, respectively, of the Company’s CMO holdings were invested in types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $49.8 and $49.5 in ING proprietary funds as of December 31, 2006 and 2005, respectively.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2006 and 2005, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $832.4 and $942.9, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $833.2 and $941.1 at December 31, 2006 and 2005, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also engages in reverse repurchase agreements. At December 31, 2006, the Company did not have any reverse repurchase agreements. At December 31, 2005, the carrying value of the securities in reverse repurchase agreements was $32.8.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2006 and 2005. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2006 and 2005, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged, in unrealized capital loss positions at December 31, 2006 and 2005.

	Less than	More than	More than
	Six	Six Months	Twelve
	Months	and less than	Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2006	Cost	Cost	Costs	Loss
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other
asset-backed securities	11.0	2.5	107.4	120.9
Total unrealized capital losses	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

2005
Interest rate or spread widening	$55.7	$33.9	$62.7	$152.3
Mortgage and other asset-backed securities	41.8	43.1	56.0	140.9
Total unrealized capital losses	$97.5	$77.0	$118.7	$293.2
Fair value	$5,941.1	$2,790.7	$2,643.6	$11,375.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 97.0% of the average book value. In addition, this category includes 1,193 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2006.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$6.4	4	$0.1	2	$-	-
U.S. corporate	24.4	67	3.9	15	-	-
Foreign	4.2	10	0.3	1	-	-
Residential mortgage-
backed	16.6	76	44.7	82	13.5	53
Other asset-backed	7.0	1	-	-	-	-
Equity securities	0.1	3	-	-	-	-
Total	$58.7	161	$49.0	100	$13.5	53

The above schedule includes $16.1, $43.3, and $13.5, for the years ended December 31, 2006, 2005, and 2004, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $42.6 and $5.7 in write-downs for the years ended December 31, 2006 and 2005, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the years ended December 31, 2006 and 2005.

	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$6.4	4	$0.1	2
U.S. corporate	24.4	67	2.3	13
Foreign	4.2	10	-	-
Residential mortgage-backed	0.6	1	3.3	2
Other asset-backed	7.0	1	-	-
Total	$42.6	83	$5.7	17

The remaining fair value of the fixed maturities with other-than-temporary impairments at December 31, 2006 and 2005 was $687.7 and $470.8, respectively.

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

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$969.0	$978.9	$999.4
Equity securities, available-for-sale	10.5	9.7	7.1
Mortgage loans on real estate	93.6	73.0	56.0
Policy loans	13.2	30.0	8.1
Short-term investments and
cash equivalents	2.4	2.7	2.4
Other	44.5	38.7	10.0
Gross investment income	1,133.2	1,133.0	1,083.0
Less: investment expenses	103.5	95.9	84.4
Net investment income	$1,029.7	$1,037.1	$998.6

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities using the first-in, first-out method. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(67.0)	$1.0	$51.8
Equity securities, available-for-sale	9.3	12.4	9.9
Derivatives	(3.9)	17.9	(10.2)
Other	-	(0.3)	1.3
Less: allocation to experience-rated contracts	(64.6)	9.0	42.0
Net realized capital gains	$3.0	$22.0	$10.8
After-tax net realized capital gains	$2.0	$14.3	$7.0

During the year ended December 31, 2006, Net realized capital gains decreased due to the higher other-than-temporary impairments recognized in 2006 and higher losses on derivatives.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net realized capital gains allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $164.5, $240.3, and $233.4, at December 31, 2006, 2005, and 2004, respectively.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses, excluding those related to experience-related contracts, were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Proceeds on sales	$6,481.2	$10,062.3	$10,236.3
Gross gains	109.0	161.1	146.9
Gross losses	110.9	93.9	70.9

3.	Financial Instruments

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

Without a fixed maturity: Fair value is estimated as the amount payable to the contractowner upon demand. However, the Company has the right under such contracts to delay payment of withdrawals, which may ultimately result in paying an amount different than that determined to be payable on demand.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives and limited partnerships) approximate the fair values of the assets and liabilities. Derivatives are carried at fair value on the Consolidated Balance Sheets.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2006 and 2005.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$16,211.7	$16,211.7	$17,988.1	$17,988.1
Equity securities, available-for-sale	251.7	251.7	170.1	170.1
Mortgage loans on real estate	1,879.3	1,852.6	1,396.0	1,386.2
Policy loans	268.9	268.9	262.4	262.4
Cash, cash equivalents, and
short-term investments under
securities loan agreement	594.3	594.3	575.8	575.8
Other investments	398.9	398.9	144.6	144.6
Assets held in separate accounts	43,550.8	43,550.8	35,899.8	35,899.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,475.1	1,529.2	1,772.7	1,886.3
Without a fixed maturity	14,407.2	14,367.8	14,936.4	14,896.0
Derivatives	45.1	45.1	26.7	26.7
Liabilities related to
separate accounts	43,550.8	43,550.8	35,899.8	35,899.8

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized capital gains (losses). In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2006	2005	2006	2005
Interest Rate Caps
Interest rate caps are used to manage the interest
rate risk in the Company’s fixed maturities portfolio.
Interest rate caps are purchased contracts that
provide the Company with an annuity in an
increasing interest rate environment.	$-	$519.6	$-	$6.2

Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company's fixed maturities portfolio,
as well as the Company's liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	3,277.8	2,060.0	16.4	10.3

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	204.4	126.5	(30.9)	(23.7)

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
an additional payment (purchased credit
protection) or will be required to make an additional
payment (sold credit protection) equal to the notional
value of the swap contract.	756.8	70.5	(2.5)	(1.0)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2006	2005	2006	2005
Total Return Swaps
Total return swaps are used to assume credit
exposure to a referenced index or asset pool.
The difference between different floating-rate
interest amounts calculated by reference to an
agreed upon notional principal amount is exchanged
with other parties at specified intervals.	$139.0	$36.0	$0.3	$0.1

Swaptions
Swaptions are used to manage interest rate risk in the
Company's CMOB portfolio. Swaptions are contracts
that give the Company the option to enter into an
interest rate swap at a specific future date.	1,112.0	175.0	5.2	-

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.	N/A*	N/A*	(2.7)	(4.2)

* N/A - not applicable.

Credit Default Swaps

As of December 31, 2006, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $344.3.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2006, 2005, and 2004.

Balance at January 1, 2004	$308.0
Deferrals of commissions and expenses	123.5
Amortization:
Amortization	(43.5)
Interest accrued at 5% to 7%	24.3
Net amortization included in the Consolidated Statements of Operations	(19.2)
Change in unrealized capital gains (losses) on available-for-sale securities	2.2
Balance at December 31, 2004	414.5
Deferrals of commissions and expenses	123.1
Amortization:
Amortization	(59.6)
Interest accrued at 5% to 7%	30.7
Net amortization included in the Consolidated Statements of Operations	(28.9)
Change in unrealized capital gains (losses) on available-for-sale securities	3.7
Balance at December 31, 2005	512.4
Deferrals of commissions and expenses	136.0
Amortization:
Amortization	(62.1)
Interest accrued at 6% to 7%	37.5
Net amortization included in the Consolidated Statements of Operations	(24.6)
Change in unrealized capital gains (losses) on available-for-sale securities	(0.2)
Balance at December 31, 2006	$623.6

The estimated amount of DAC to be amortized, net of interest, is $35.7, $38.7, $43.7, $38.7, and $36.1, for the years 2007, 2008, 2009, 2010, and 2011, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2006, 2005, and 2004.

Balance at January 1, 2004	$1,415.4
Deferrals of commissions and expenses	50.1
Amortization:
Amortization	(200.5)
Interest accrued at 5% to 7%	92.3
Net amortization included in the Consolidated Statements of Operations	(108.2)
Change in unrealized capital gains (losses) on available-for-sale securities	7.9
Balance at December 31, 2004	1,365.2
Deferrals of commissions and expenses	49.3
Amortization:
Amortization	(219.4)
Interest accrued at 5% to 7%	88.4
Net amortization included in the Consolidated Statements of Operations	(131.0)
Change in unrealized capital gains (losses) on available-for-sale securities	10.9
Balance at December 31, 2005	1,294.4
Deferrals of commissions and expenses	46.2
Amortization:
Amortization	(82.4)
Interest accrued at 5% to 7%	85.7
Net amortization included in the Consolidated Statements of Operations	3.3
Change in unrealized capital gains (losses) on available-for-sale securities	(1.0)
Balance at December 31, 2006	$1,342.9

The estimated amount of VOBA to be amortized, net of interest, is $95.3, $96.6, $105.9, $93.5, and $84.0, for the years 2007, 2008, 2009, 2010, and 2011, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA

The decrease in Amortization of DAC and VOBA in 2006 is primarily driven by favorable unlocking of $83.3, resulting from the refinements of the Company’s estimates of persistency, expenses and other assumptions. In addition, the decrease in amortization reflects lower actual gross profits, primarily due to a legal settlement incurred in 2006.

Amortization of DAC and VOBA increased in 2005 primarily due to increased gross profits, which were driven by higher fixed margins and variable fees because of higher average assets under management (“AUM”), partially offset by higher expenses. The Company revised long-term separate account return and certain contractowner withdrawal behavior assumptions, as well as reflected current experience during 2005, resulting in a deceleration of amortization of DAC and VOBA of $11.7.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

During 2004, DAC and VOBA amortization increased principally due to higher actual gross profits, as a result of the fixed margins and fees earned on higher average fixed and variable AUM and fewer other-than-temporary impairments. The Company revised certain contractowner withdrawal behavior assumptions for its products during 2004, resulting in a deceleration of amortization of DAC and VOBA of $5.7.

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

During 2006, 2005, and 2004, the Company paid $256.0, $20.5, and $83.5, respectively, in dividends on its common stock to its parent.

During 2006, Lion contributed to ILIAC DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2006, 2005, and 2004, the Company did not receive any cash capital contributions from its parent.

The Insurance Department of the State of Connecticut (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income was $125.7, $228.5, and $217.2, for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory capital and surplus was $1,434.9 and $1,539.1 as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

As of December 31, 2006, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $3.3 billion and $0.7, respectively. As of December 31, 2005, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $3.7 billion and $0.8, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2006 and 2005 was $3.3 billion and $3.7 billion, respectively.

7.	Income Taxes

Effective January 1, 2006, ILIAC files a consolidated federal income tax return with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2006, ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group, whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

For the years ended December 31, 2006, 2005, and 2004, DSI, which merged with and into DSL on December 31, 2006, filed a consolidated federal income tax return as part of the ING AIH affiliated group and was party to the ING AIH federal tax allocation agreement, as described above. Income from DSL, a single member limited liability company, is taxed at the member level (ILIAC).

ILIAC’s consolidated group filings with IICA for taxable year 2005, and prior taxable periods, were governed by a federal tax allocation agreement with IICA, whereby ILIAC charged its subsidiary for federal taxes it would have incurred were it not a member of the consolidated group and credited IICA for losses at the statutory federal tax rate.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2006, 2005, and 2004.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2006	2005	2004
Current tax (benefit) expense:
Federal	$23.3	$4.9	$7.7
State	20.0	4.9	3.2
Total current tax expense	43.3	9.8	10.9
Deferred tax expense:
Federal	79.4	11.7	46.1
Total deferred tax expense	79.4	11.7	46.1
Total income tax expense	$122.7	$21.5	$57.0

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Income before income taxes	$424.5	$294.2	$277.5
Tax rate	35.0%	35.0%	35%
Income tax at federal statutory rate	148.6	103.0	97.1
Tax effect of:
Dividend received deduction	(36.5)	(25.8)	(9.6)
IRS audit settlement	-	(58.2)	(33.0)
State tax expense	13.0	3.2	2.1
Other	(2.4)	(0.7)	0.4
Income tax expense	$122.7	$21.5	$57.0

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2006 and 2005, are presented below.

	2006	2005
Deferred tax assets:
Insurance reserves	$262.0	$275.5
Unrealized gains allocable to
experience-rated contracts	18.3	17.0
Investments	3.5	18.8
Postemployment benefits	74.7	57.7
Compensation	25.1	37.6
Other	19.9	14.2
Total gross assets	403.5	420.8
Deferred tax liabilities:
Value of business acquired	(469.1)	(453.0)
Net unrealized capital gains	(15.9)	(27.3)
Deferred policy acquisition costs	(164.5)	(123.6)
Total gross liabilities	(649.5)	(603.9)
Net deferred income tax liability	$(246.0)	$(183.1)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net unrealized capital gains (losses) are presented as a component of Other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. No valuation allowance was established at December 31, 2006 and 2005, as management believed the above conditions did not exist.

The Company had a payable of $28.5 to ING AIH under the intercompany tax sharing agreement at December 31, 2006 and a payable of $30.3 to the Internal Revenue Service (“IRS”) at December 31, 2005 for federal income taxes.

Under prior law, life insurance companies were allowed to defer from taxation a portion of income. Prior to 2006, deferred income of $17.2 was accumulated in the Policyholders’ Surplus Account and would only become taxable under certain conditions, which management believed to be remote. In 2004, Congress passed the American Jobs Creation Act of 2004, allowing certain tax-free distributions from the Policyholders’ Surplus Account during 2005 and 2006. During 2006, the Company made a dividend distribution of $256.0, which eliminated the $17.2 balance in the Policyholders’ Surplus Account and, therefore, any potential tax on the accumulated balance.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against, any such adjustments.

In 2005, the IRS completed its examination of the Company’s returns through tax year 2001. The provision for the year ended December 31, 2005 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company’s positions.

The IRS is examining the Company’s income tax returns for tax years 2002 and 2003, with expected completion in early 2007. Management is not aware of any adjustments as a result of this examination that would have a material impact on the Company’s financial statements. There are also various state tax audits in progress.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

8.	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $23.8, $22.5, and $18.8, for 2006, 2005, and 2004, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salesmen who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $9.7, $8.9, and $8.0, in 2006, 2005, and 2004, respectively, and are included in Operating expenses in the Statements of Operations.

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

Obligations and Funded Status

The following tables summarize the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2006 and 2005.

	2006	2005
Change in Benefit Obligation:
Defined benefit obligation, January 1	$106.8	$104.1
Interest cost	5.5	6.0
Benefits paid	(8.3)	(9.7)
Actuarial loss on obligation	(6.3)	6.4
Defined benefit obligation, December 31	$97.7	$106.8

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2006	2005
Accrued benefit cost	$(97.7)	$(101.8)
Intangible assets	-	0.4
Accumulated other comprehensive income	14.1	17.8
Net amount recognized	$(83.6)	$(83.6)

At December 31, 2006 and 2005, the accumulated benefit obligation was $97.7 and $106.8, respectively.

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2006 and 2005 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2006	2005
Discount rate at beginning of period	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of ING Americas’ Retirement Plan. Based upon all available information, it was determined that 5.9% was the appropriate discount rate as of December 31, 2006, to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions”, the 5.9% discount rate will also be used to determine the Company’s 2007 pension expense. December 31 is the measurement date for the SERP’s and Agents Non-Qualified Plan.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2006	2005	2004
Discount rate	5.90%	6.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%	3.75%

The weighted average assumptions used in calculating the net pension cost for 2006 were as indicated above (5.9% discount rate, 4.0% rate of compensation increase). Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
Interest cost	$5.5	$6.0	$5.9
Net actuarial loss recognized in the year	2.0	1.3	-
Unrecognized past service cost
recognized in the year	0.2	0.2	0.2
The effect of any curtailment or settlement	0.4	0.3	0.1
Net periodic benefit cost	$8.1	$7.8	$6.2

Cashflows

In 2007, the employer is expected to contribute $13.5 to the SERPs and Agents Non-Qualified Plan. Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2007 through 2011, and thereafter through 2016, are estimated to be $13.5, $13.1, $9.8, $9.4, $8.2, and $25.4, respectively.

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

Other Benefit Plans

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

▪

The ING 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. Effective January 1, 2006, the Company match equals 60% of a participant’s pre-tax deferral contribution, with a maximum of 6% of the participant’s eligible pay.

▪

The Producers’ Incentive Savings Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis. The Company matches such pre-tax contributions at specified amounts.

▪	The Producers’ Deferred Compensation Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

▪

Certain health care and life insurance benefits for retired employees and their eligible dependents. The post retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2006, 2005, and 2004, were $1.5, $1.4, and $2.5, respectively.

9.	Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amounts of $62.2, $61.7, and $58.8, respectively.

▪

Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amounts of $175.3, $138.5, and $132.9, respectively.

▪

Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002. For the years ended December 31, 2006, 2005, and 2004, net expenses related to the agreement were incurred in the amount of $12.4, $17.8, and $8.6, respectively.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL acts as the principal underwriter for variable insurance products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2006, 2005, and 2004, commissions were collected in the amount of $429.2, $378.1, and $375.0. Such commissions are, in turn, paid to broker-dealers.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

▪

Services agreements with Lion, ING USA, and RLNY, whereby DSL receives managerial and supervisory services and incurs a fee that is calculated as a percentage of average assets in the variable separate accounts. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amount of $70.8, $46.3, and $37.6, respectively.

▪

Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets. For the years ended December 31, 2006, 2005, and 2004, expenses were incurred in the amounts of $8.8, $6.4, and $5.3, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Investment Advisory and Other Fees

During 2006, 2005, and 2004, ILIAC served as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”). The Company Funds paid ILIAC, as investment advisor, daily fees that, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC were subadvised by investment advisors, in which case ILIAC paid a subadvisory fee to the investment advisors, which included affiliates. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The amount of compensation and fees received from affiliated mutual funds and separate accounts amounted to $289.9, $263.0, and $209.2 (excludes fees paid to ING Investment Management Co.) in 2006, 2005, and 2004, respectively. Effective January 1, 2007, ILIAC’s investment advisory agreement with the Company Funds was assigned to DSL.

DSL serves as the investment advisor, transfer agent, and administrator, to ING Investors Trust (the “Trust”), an affiliate. Under a unified fee agreement, DSL provides all services necessary for the ordinary operations of the Trust. DSL earns a monthly fee based on a percentage of average daily net assets. For the years ended December 31, 2006, 2005, and 2004, revenue for these services was $233.9, $174.6, and $138.2, respectively. At December 31, 2006 and 2005, DSL had $22.1 and $17.2, respectively, receivable from the Trust under the unified fee agreement.

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

Under this agreement, ILIAC incurred interest expense of $1.8, $0.7, and $0.2, for the years ended December 31, 2006, 2005, and 2004, respectively, and earned interest income of $3.3, $1.1, and $1.3, for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. At December 31, 2006 and 2005, ILIAC had $45.0 and $131.0, respectively, receivable from ING AIH under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Notes”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 notes receivable from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the years ended December 31, 2006 and 2005 was $11.1.

Tax Sharing Agreements

Effective January 1, 2006, the Company is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the ING AIH consolidated group. Under the federal tax allocation agreement, ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

For the years ended December 31, 2006, 2005, and 2004, DSI, which merged with and into DSL on December 31, 2006, was party to the ING AIH federal tax allocation agreement, as described above. Income from DSL, a single member limited liability company, is taxed at the member level (ILIAC).

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

ILIAC maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the years ended December 31, 2006, 2005, and 2004. At December 31, 2006 and 2005, ILIAC had no amounts outstanding under the revolving note facility.

ILIAC also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by PNC to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the year ended December 31, 2006 and no interest expense for the year ended December 31, 2005. At December 31, 2006 and 2005, ILIAC had no amounts outstanding under the line-of-credit agreement.

ILIAC also maintains $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2006. At December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Also see Financing Agreements in the Related Party Transactions footnote.

11.	Reinsurance

At December 31, 2006, the Company had reinsurance treaties with eight unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. At December 31, 2006, the Company did not have reinsurance treaties with affiliated reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with certain subsidiaries of Lincoln for $1.0 billion in cash. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contractowners. Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

The Company has assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $17.4 and $17.8 were maintained for this contract as of December 31, 2006 and 2005, respectively.

Reinsurance ceded in force for life mortality risks were $22.4 and $24.2 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, net receivables were comprised of the following:

	2006	2005
Claims recoverable from reinsurers	$2,727.1	$2,806.6
Payable for reinsurance premiums	(1.2)	(1.7)
Reinsured amounts due to reinsurer	(0.5)	(0.3)
Reserve credits	0.8	1.1
Other	(10.8)	(9.0)
Total	$2,715.4	$2,796.7

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Deposits ceded under reinsurance	$199.0	$215.5	$244.9
Premiums ceded under reinsurance	0.5	0.4	0.5
Reinsurance recoveries	359.0	363.7	395.2

12.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain other equipment under various operating leases, the longest term of which expires in 2014.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

For the years ended December 31, 2006, 2005, and 2004, rent expense for leases was $17.8, $17.4, and $17.2, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2007 through 2011 are estimated to be $16.9, $3.6, $2.6, $1.6, and $0.9, respectively, and $0.8 thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $516.7, $398.0 of which was with related parties. During 2006 and 2005, $79.4 and $42.4, respectively, was funded to related parties under off-balance sheet commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2006, the maximum liability to the Company under the guarantee was $30.0.

New Construction

During the second half of 2006, NWL entered into agreements for site development and facility construction at the Windsor Property (collectively, the "Construction Agreements"), with a maximum estimated cost of $81.5 under the Construction Agreements. Costs incurred under the Construction Agreements and other agreements associated with the construction, acquisition and development of the corporate office facility totaled $27.6 for the year ended December 31, 2006. These costs were capitalized in Property and equipment on the Consolidated Balance Sheet.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Insurance and Retirement Plan Products and Other Regulatory Matters

The New York Attorney General, other federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Action may be taken with respect to certain ING affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

13.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2006, 2005, and 2004.

	2006	2005	2004
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(44.6)	$(18.0)	$482.1
Equity securities, available-for-sale	18.1	3.2	8.7
DAC/VOBA adjustment on
available-for-sale securities	3.9	5.1	(9.5)
Sales inducements adjustment on
available-for-sale securities	0.1	0.1	(0.1)
Premium deficiency reserve adjustment	(37.5)	(23.6)	-
Other investments	0.8	1.2	1.3
Less: allocation to experience-rated contracts	(52.4)	(48.6)	357.5
Unrealized capital (losses) gains, before tax	(6.8)	16.6	125.0
Deferred income tax asset (liability)	2.4	(10.3)	(41.2)
Net unrealized capital (losses) gains	(4.4)	6.3	83.8
Pension liability, net of tax	(9.6)	(11.6)	(16.7)
Accumulated other comprehensive (loss) income	$(14.0)	$(5.3)	$67.1

Net unrealized capital (losses) gains allocated to experience-rated contracts of $(52.4) and $(48.6) at December 31, 2006 and 2005, respectively, are reflected on the Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Fixed maturities, available-for-sale	$(26.6)	$(500.1)	$(133.0)
Equity securities, available-for-sale	14.9	(5.5)	(5.1)
DAC/VOBA adjustment on
available-for-sale securities	(1.2)	14.6	10.1
Sales inducements adjustment on
available-for-sale securities	-	0.2	(0.1)
Premium deficiency reserve adjustment	(13.9)	(23.6)	-
Other investments	(0.4)	(0.1)	(59.7)
Less: allocation to experience-rated contracts	(3.8)	(406.1)	(134.0)
Unrealized capital gains (losses), before tax	(23.4)	(108.4)	(53.8)
Deferred income tax asset (liability)	12.7	30.9	21.6
Net change in unrealized capital gains (losses)	$(10.7)	$(77.5)	$(32.2)

	2006	2005	2004
Net unrealized capital holding gains (losses) arising
during the year (1)	$(43.6)	$(38.2)	$(1.8)
Less: reclassification adjustment for gains
(losses) and other items included in Net income(2)	(32.9)	39.3	30.4
Net change in unrealized capital gains (losses)	$(10.7)	$(77.5)	$(32.2)

(1)	Pretax unrealized holding gains (losses) arising during the year were $(95.4), $(53.4), and $(3.0), for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(72.0), $55.0, and $50.8, for the years ended December 31, 2006, 2005, and 2004, respectively.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2006	First*	Second*	Third*	Fourth
Total revenue	$532.5	$551.2	$548.5	$597.7
Income before income taxes	80.4	116.9	84.3	142.9
Income tax expense	21.6	34.2	16.6	50.3
Net income	$58.8	$82.7	$67.7	$92.6

2005	First*	Second*	Third*	Fourth*
Total revenue	$511.7	$536.5	$529.7	$519.8
Income before income taxes	55.0	76.0	87.3	75.9
Income tax expense (benefit)	17.0	23.9	(40.9)	21.5
Net income	$38.0	$52.1	$128.2	$54.4

*Amounts have been restated to reflect the contribution of Directed Services, Inc. on December 1, 2006. See the "Organization
and Significant Accounting Policies" footnote for further information regarding the contribution.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a)	Code of Ethics for Financial Professionals

The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, File No. 033-23376), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

b)	Designation of Board Financial Expert

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is a wholly-owned subsidiary of Lion Connecticut Holdings Inc., it does not have any outside directors sitting on its board.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2006 and 2005, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2006 and 2005 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2006		2005
Audit fees	$3.7		$1.8
Audit-related fees	0.1		0.4
Tax fees	-	*	-	*
All other fees	-	*	-
	$3.8		$2.2

*Less than $0.1.

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

Tax Fees

There were minimal tax fees allocated to ILIAC in 2006 and 2005. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consist of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2006 and no fees allocated to ILIAC in 2005 under the category “all other fees.” Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit, services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview retrospectively on a quarterly basis. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedures, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee on a case-by-case basis.

In 2006 and 2005, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 60.
2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 128.

Exhibits

3.(i)	Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

(ii)

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

Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

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

(a)

Tax Sharing Agreement, dated as of December 13, 2000, among Aetna Inc. renamed Lion, Aetna U.S. Healthcare, Inc. renamed Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(b)	Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(c)	Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

(d)	Tax Sharing Agreement between ILIAC and ING Insurance Company of America, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(e)

Tax Sharing Agreement between ILIAC, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

(f)

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

(j)	Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

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

(m)

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

(o)

Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ILIAC and ING America Insurance Holdings, Inc. and its subsidiaries, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006 (File No. 033-23376).

(p)

Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-22376).

(q)

First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-23376).

(r)	Second Amendment, dated October 13, 2006, to the Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC.

(s)

Agreement A1A document A111-1997 Standard Form of Agreement between Owner and Contractor, as modified, dated September 6, 2006 between Northfield Windsor LLC and John Moriarty & Associates, Inc., incorporated by reference to the Company’s Form 8-K filed on September 11, 2006 (File/Film No. 033-23376/061083829).

(t)

Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

(u)

Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company, and ING Financial Advisors, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		129

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2006	130

IV.	Reinsurance Information as of and for the years ended
	December 31, 2006, 2005, and 2004	131

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 23, 2007. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 23, 2007

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2006

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheet
Fixed maturities, available-for-sale:
U.S. Treasuries	$25.5	$25.6	$25.6
U.S. government agencies and authorities	276.6	276.9	276.9
State, municipalities, and political subdivisions	45.4	46.4	46.4
Public utilities securities	1,111.4	1,104.8	1,104.8
Other U.S. corporate securities	4,281.8	4,267.1	4,267.1
Foreign securities (1)	2,466.4	2,489.7	2,489.7
Residential mortgage-backed securities	4,529.8	4,500.0	4,500.0
Commercial mortgage-backed securities	2,261.3	2,246.7	2,246.7
Other asset-backed securities	1,258.1	1,254.5	1,254.5
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$16,256.3	$16,211.7	$16,211.7
			-
Equity securities, available-for-sale	$233.6	$251.7	$251.7

Mortgage loans on real estate	$1,879.3	$1,852.6	$1,879.3
Policy loans	268.9	268.9	268.9
Other investments	373.1	398.9	398.9
Total investments	$19,011.2	$18,983.8	$19,010.5

*	See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)

The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2006, 2005, and 2004

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2006
Life insurance in force	$21,844.6	$22,450.5	$605.9	$-	NM
Premiums:
Accident and health insurance	0.5	0.5	-	-
Annuities	37.3	-	0.2	37.5
Total premiums	$37.8	$0.5	$0.2	$37.5

Year Ended December 31, 2005
Life insurance in force	$24,151.5	$24,151.5	$-	$-	0.0%
Premiums:
Accident and health insurance	0.4	0.4	-	-
Annuities	43.2	-	-	43.2
Total premiums	$43.6	$0.4	$-	$43.2

Year Ended December 31, 2004
Life insurance in force	$26,179.5	$26,179.5	$-	$-	0.0%
Premiums:
Accident and health insurance	0.5	0.5	-	-
Annuities	38.5	-	-	38.5
Total premiums	$39.0	$0.5	$-	$38.5

NM - Not meaningful

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 29, 2007.

Signatures	Title
/s/ David A. Wheat David A. Wheat	Director, Executive Vice President and Chief Financial Officer
/s/ Catherine H. Smith Catherine H. Smith	Director
/s/ Thomas J. McInerney Thomas J. McInerney	Director and Chairman
/s/ Robert W. Crispin Robert W. Crispin	Director
/s/ Kathleen A. Murphy Kathleen A. Murphy	Director
/s/ Brian D. Comer Brian D. Comer	President
/s/ Steven T. Pierson Steven T. Pierson	Senior Vice President and Chief Accounting Officer