Form 10-Q
period 2007-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2007-05-15
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-141040, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06156 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 14, 2007, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended March 31, 2007

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Revenues:
Net investment income	$264.2	$256.5
Fee income	186.7	166.6
Premiums	18.4	11.6
Broker-dealer commission revenue	100.4	100.7
Net realized capital gains (losses)	1.5	(6.4)
Other income	7.9	3.5
Total revenue	579.1	532.5
Benefits and expenses:
Interest credited and other benefits
to contractowners	180.6	186.6
Operating expenses	151.7	138.1
Broker-dealer commission expense	100.4	100.7
Net amortization of deferred policy acquisition
costs and value of business acquired	43.4	25.8
Interest expense	2.3	0.9
Total benefits and expenses	478.4	452.1
Income before income taxes	100.7	80.4
Income tax expense	28.5	21.6
Net income	$72.2	$58.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,503.9 at 2007 and $15,150.1 at 2006)	$14,542.2	$15,112.2
Equity securities, available-for-sale, at fair value
(cost of $369.4 at 2007 and $233.6 at 2006)	375.5	251.7
Mortgage loans on real estate	1,908.7	1,879.3
Policy loans	267.2	268.9
Other investments	409.7	398.9
Securities pledged (amortized cost of $1,219.8 at 2007 and
$1,106.2 at 2006)	1,220.7	1,099.5
Total investments	18,724.0	19,010.5
Cash and cash equivalents	196.7	311.2
Short-term investments under securities loan agreement	418.1	283.1
Accrued investment income	190.2	180.4
Receivable for securities sold	19.9	90.1
Reinsurance recoverable	2,653.7	2,715.4
Deferred policy acquisition costs	642.8	623.6
Value of business acquired	1,280.1	1,342.9
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	63.0	45.0
Due from affiliates	11.2	9.1
Property and equipment	96.1	75.1
Other assets	70.6	73.8
Assets held in separate accounts	44,743.3	43,550.8
Total assets	$69,284.7	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$19,506.3	$19,995.8
Payable for securities purchased	40.1	42.6
Payables under securities loan agreement	418.1	283.1
Borrowed money	804.4	833.2
Due to affiliates	121.4	82.8
Current income taxes	84.1	59.8
Deferred income taxes	239.0	246.0
Other liabilities	304.1	406.2
Liabilities related to separate accounts	44,743.3	43,550.8
Total liabilities	66,260.8	65,500.3

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,300.7	4,299.5
Accumulated other comprehensive loss	(18.1)	(14.0)
Retained earnings (deficit)	(1,261.5)	(1,302.6)
Total shareholder's equity	3,023.9	2,985.7
Total liabilities and shareholder's equity	$69,284.7	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	$2.8	$4,549.6	$(5.3)	$(1,604.4)	$2,942.7
Comprehensive loss:
Net income	-	-	-	58.8	58.8
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(25.8) pretax),
including tax valuation allowance
of $(64.9)	-	-	(77.1)	-	(77.1)
Total comprehensive loss					(18.3)
Dividends paid	-	(131.0)	-	-	(131.0)
Employee share-based payments	-	0.8	-	-	0.8
Balance at March 31, 2006	$2.8	$4,419.4	$(82.4)	$(1,545.6)	$2,794.2

Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,302.6)	$2,985.7
Cumulative effect of changes in
accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,333.7)	2,954.6
Comprehensive income:
Net income	-	-	-	72.2	72.2
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(5.9) pretax)	-	-	(3.9)	-	(3.9)
Pension liability ($(0.3) pretax)	-	-	(0.2)	-	(0.2)
Total comprehensive income					68.1
Employee share-based payments	-	1.2	-	-	1.2
Balance at March 31, 2007	$2.8	$4,300.7	$(18.1)	$(1,261.5)	$3,023.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities	$164.2	$138.8

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	2,912.2	2,714.4
Equity securities, available-for-sale	20.9	34.0
Mortgage loans on real estate	35.0	70.3
Acquisition of:
Fixed maturities, available-for-sale	(2,398.1)	(2,773.4)
Equity securities, available-for-sale	(91.1)	(60.0)
Mortgage loans on real estate	(64.4)	(67.3)
Policy loans	1.7	1.2
Other investments	(20.7)	(32.8)
Purchases of fixed assets, net	(24.9)	(1.0)
Net cash provided by (used in) investing activities	370.6	(114.6)

Cash Flows from Financing Activities:
Deposits received for investment contracts	393.5	528.7
Maturities and withdrawals from investment contracts	(996.0)	(607.5)
Short-term borrowings	(46.8)	93.2
Dividends to parent	-	(131.0)
Net cash used in financing activities	(649.3)	(116.6)
Net decrease in cash and cash equivalents	(114.5)	(92.4)
Cash and cash equivalents, beginning of period	311.2	257.7
Cash and cash equivalents, end of period	$196.7	$165.3

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

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The condensed consolidated financial statements give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004.

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

The condensed consolidated financial statements and notes as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2006 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 was adopted by the Company on January 1, 2007. As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $2.9 as a reduction to January 1, 2007 Retained earnings (deficit).

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

FAS No. 155 was adopted by the Company on January 1, 2007, and is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring on or after that date. The adoption of FAS No. 155 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") to include internal replacements as follows:

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with SOP 05-1.

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Condensed Consolidated Statement of Operations.

3.	New Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

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

FAS No. 159 is generally effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for certain eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings (deficit). The Company is currently evaluating the items to which the fair value option may be applied.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	6.4	4
U.S. corporate	9.1	25	8.4	17
Foreign(1)	1.4	2	1.8	3
Residential mortgage-backed	0.6	7	9.2	46
Other asset-backed	-	-	7.0	1
Equity securities	-	-	0.1	3
Total	$11.1	34	$32.9	74

(1) Primarily U.S. dollar denominated.

The above schedule includes $0.6 and $9.3 in other-than-temporary write-downs for the three months ended March 31, 2007 and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $10.5 and $23.6 in write-downs for the three months ended March 31, 2007 and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.1	25	8.4	17
Foreign	1.4	2	1.8	3
Other asset-backed	-	-	7.0	1
Total	$10.5	27	$23.6	25

The remaining fair value of the fixed maturities with other-than-temporary impairments as of March 31, 2007 and 2006 was $975.4 and $721.5, respectively.

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

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at January 1	$623.6	$512.4
Deferrals of commissions and expenses	35.8	34.5
Amortization:
Amortization	(20.1)	(13.7)
Interest accrued at 5% to 7%	10.4	8.6
Net amortization included in Condensed Consolidated
Statements of Operations	(9.7)	(5.1)
Change in unrealized capital (gains) losses on
available-for-sale securities	(0.9)	1.1
Implementation of SOP 05-1	(6.0)	-
Balance at March 31	$642.8	$542.9

Activity within VOBA was as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at January 1	$1,342.9	$1,294.4
Deferrals of commissions and expenses	10.6	11.9
Amortization:
Amortization	(55.1)	(41.8)
Interest accrued at 5% to 7%	21.4	21.1
Net amortization included in Condensed Consolidated
Statements of Operations	(33.7)	(20.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	(2.3)	3.2
Implementation of SOP 05-1	(37.4)	-
Balance at March 31	$1,280.1	$1,288.8

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Dividends

During the three months ended March 31, 2007 and 2006, ILIAC did not receive any cash capital contributions from its Parent.

During the three months ended March 31, 2007, ILIAC did not pay any dividends on its common stock to its Parent. During the three months ended March 31, 2006, ILIAC paid $131.0 in dividends to its Parent.

7.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2007 and 2006 were 28.3% and 26.9%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The increase in the effective tax rate from March 31, 2006 to March 31, 2007 is primarily due to an increase in Income before income taxes relative to the deduction allowed for dividends received.

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $2.9 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $68.0 of unrecognized tax benefits as of January 1, 2007, of which $52.1 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $18.0 as of January 1, 2007.

The Company is under exam by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005, and is subject to state exams in Connecticut for years 1993 through 2000 and in New York for years 1995 through 2000. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. Upon finalization of the IRS exam, it is reasonably possible that the unrecognized tax benefits will decrease by up to $10.0. It is also reasonably possible that one or both of the aforementioned state tax audits may be settled within the next twelve months. The range of possible change in the amount of uncertain tax positions for the New York and Connecticut audits cannot be estimated at this time.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Financing Agreements

Reciprocal Loan Agreement

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

Under this agreement, ILIAC incurred interest expense of $2.0 and $0.6 for the three months ended March 31, 2007 and 2006, respectively, and earned interest income of $0.2 and $0.9 for the three months ended March 31, 2007 and 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of March 31, 2007 and December 31, 2006, ILIAC had $63.0 and $45.0, respectively, receivable from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2006 Annual Report on Form 10-K.

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

As of March 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $695.3, $314.1 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. During the three months ended March 31, 2007, $8.2 was funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2007, the maximum liability to the Company under the guarantee was $30.0.

New Construction

During the second half of 2006, NWL entered into agreements for site development and facility construction at the Windsor Property (collectively, the "Construction Agreements"), with a maximum estimated cost of $81.5 under the Construction Agreements. Costs incurred under the Construction Agreements and other agreements associated with the construction, acquisition, and development of the corporate office facility totaled $17.3 for the three months ended March 31, 2007. These costs were capitalized in Property and equipment on the Condensed Consolidated Balance Sheet.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$39.2	$(269.9)
Equity securities, available-for-sale	6.1	7.3
DAC/VOBA adjustment on available-for-sale securities	0.7	9.4
Sales inducements adjustment on available-for-sale securities	-	0.2
Premium deficiency reserve adjustment	(36.6)	-
Other investments	-	1.3
Less: allocation to experience-rated contracts	22.1	(242.6)
Unrealized capital losses, before tax	(12.7)	(9.1)
Deferred income tax asset	4.4	3.2
Deferred tax asset valuation allowance	-	(64.9)
Net unrealized capital losses	(8.3)	(70.8)
Pension liability, net of tax	(9.8)	(11.6)
Accumulated other comprehensive loss	$(18.1)	$(82.4)

Net unrealized capital gains (losses) allocated to experience-rated contracts of $22.1 and $(242.6) as of March 31, 2007 and 2006, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the three months ended March 31, 2007 and 2006.

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$(9.7)	$(23.3)
Less: reclassification adjustment for gains (losses) and other
items included in Net income(2)	(5.8)	(11.0)
Net unrealized capital gains (losses) on securities	$(3.9)	$(12.3)

(1)	Pretax unrealized capital holding gains (losses) arising during the period were $(14.6) and $(48.8) for the three months ended March 31, 2007 and 2006, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(8.7) and $(23.0) for the three months ended March 31, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2007 and 2006, and financial condition as of March 31, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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

(12)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(13)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

On December 1, 2006, Lion Connecticut Holdings Inc. (“Lion” or “Parent”) contributed to ILIAC, Directed Services, Inc. (“DSI”), a New York corporation registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment advisor under the Investment Advisors Act of 1940, whose primary functions are the distribution of variable insurance products and investment advisory services for open-end mutual funds. Additionally, on December 12, 2006, ILIAC organized Directed Services LLC (“DSL”) as a wholly-owned Delaware limited liability company. On December 31, 2006, DSI merged with and into DSL and ceased to exist. Upon merger, the operations and broker-dealer and investment advisor registrations of DSI were consolidated into DSL, the surviving company. Effective January 1, 2007, ILIAC’s investment advisory agreement with certain variable funds offered in Company products was assigned to DSL.

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The condensed consolidated financial statements give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004.

On May 11, 2006, ILIAC organized Northfield Windsor LLC (“NWL”) as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at 200 Northfield Drive, Windsor, Connecticut that will serve as the principal executive offices of the Company and as corporate offices for other Hartford based operations of the Company and its affiliates (the “Windsor Property”).

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2006 Annual Report on Form 10-K, except as noted below.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

General

Deferred acquisition costs (“DAC”) represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.

Value of business acquired (“VOBA”) represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated profits embedded in the Company’s contracts.

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

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Condensed Consolidated Statement of Operations.

As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit).

Unlocking

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future gross profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, however, increase the rate of amortization.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s benefits and expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses. In addition, the Company collects broker-dealer commissions through its subsidiary DSL, which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

Equity market performance also affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. The strong equity market performance and favorable cashflows in the latter half of 2006 continued to favorably impact variable AUM in the first quarter of 2007.

While the flat interest rate curve continues to present challenges to the Company's business environment, overall increases in market yields have allowed for improved asset returns and, therefore, improved margins on fixed products.

The improving economy and a recovery in the employment market, combined with higher corporate confidence, have improved the demand for retirement and savings-type products.

Results of Operations

The Company’s results of operation for the three months ended March 31, 2007 and changes therein, were primarily impacted by higher variable AUM and favorable yields on fixed AUM, partially offset by higher Operating expenses and Net amortization of DAC and VOBA.

	Three Months Ended March 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$264.2	$256.5	$7.7	3.0%
Fee income	186.7	166.6	20.1	12.1%
Premiums	18.4	11.6	6.8	58.6%
Broker-dealer commission revenue	100.4	100.7	(0.3)	(0.3)%
Net realized capital gains (losses)	1.5	(6.4)	7.9	NM
Other income	7.9	3.5	4.4	NM
Total revenue	579.1	532.5	46.6	8.8%
Benefits and expenses:
Interest credited and other
benefits to contractowners	180.6	186.6	(6.0)	(3.2)%
Operating expenses	151.7	138.1	13.6	9.8%
Broker-dealer commission expense	100.4	100.7	(0.3)	(0.3)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	43.4	25.8	17.6	68.2%
Interest expense	2.3	0.9	1.4	NM
Total benefits and expenses	478.4	452.1	26.3	5.8%
Income before income taxes	100.7	80.4	20.3	25.2%
Income tax expense	28.5	21.6	6.9	31.9%
Net income	$72.2	$58.8	$13.4	22.8%
Effective tax rate	28.3%	26.9%

NM - Not meaningful.

Revenues

Total revenue increased for the three months ended March 31, 2007, primarily due to increases in Fee income, Net investment income, Net realized capital gains (losses), and Premiums.

Fee income increased as overall average variable AUM increased, driven by favorable cash flows and strong market performance in 2006.

Net investment income increased mainly due to favorable yields on investments supporting fixed AUM.

Net realized capital gains (losses) increased primarily due to gains on the sale of seed money investments and lower other-than-temporary credit related impairments.

The increase in Premiums is mainly due to the rise in annuitizations in rollover/payout products, which is entirely offset by an increase in Interest credited and other benefits to contractoweners.

Benefits and Expenses

Total benefits and expenses increased for the three months ended March 31, 2007, primarily due to increases in Operating expenses and Net amortization of DAC and VOBA, partially offset by a decrease in Interest credited and other benefits to contractowners.

Operating expenses increased due to the continued growth of the business driven by higher variable AUM.

The increase in Net amortization of DAC and VOBA is primarily driven by higher actual gross profits related to higher fee income and fixed margins, as well as unlocking related to favorable equity performance in the first quarter of 2006 versus flat performance in the first quarter of 2007.

Interest credited and other benefits to contractowners decreased mainly due to lower fixed AUM, which was partially offset by higher annuitization in rollover/payout products.

Income Taxes

Income tax expense increased for the three months ended March 31, 2007, primarily due to higher Income before income taxes.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options, interest rate options embedded in collateralized mortgage obligations, and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

Portfolio Composition

The following table presents the investment portfolio at March 31, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$15,762.9	84.2%	$16,211.7	85.3%
Equity securities, available-for-sale	375.5	2.0%	251.7	1.3%
Mortgage loans on real estate	1,908.7	10.2%	1,879.3	9.9%
Policy loans	267.2	1.4%	268.9	1.4%
Other investments	409.7	2.2%	398.9	2.1%
Total investments	$18,724.0	100.0%	$19,010.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2007.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$61.3	0.4	-	$61.7
	U.S. government agencies and authorities	249.7	3.3	2.2	250.8
	State, municipalities, and political subdivisions	45.2	1.1	0.1	46.2

	U.S. corporate securities:
	Public utilities	1,118.5	11.3	10.2	1,119.6
	Other corporate securities	3,862.8	47.7	39.9	3,870.6
	Total U.S. corporate securities	4,981.3	59.0	50.1	4,990.2

	Foreign securities(1):
	Government	466.3	30.5	2.1	494.7
	Other	2,168.2	32.7	28.0	2,172.9
	Total foreign securities	2,634.5	63.2	30.1	2,667.6

	Residential mortgage-backed securities	4,434.1	72.5	64.9	4,441.7
	Commercial mortgage-backed securities	2,148.0	12.4	23.5	2,136.9
	Other asset-backed securities	1,169.6	6.4	8.2	1,167.8

	Total fixed maturities, including securities pledged	15,723.7	218.3	179.1	15,762.9
	Less: securities pledged	1,219.8	11.9	11.0	1,220.7

Total fixed maturities		$14,503.9	$206.4	$168.1	$14,542.2

(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political subdivisioins	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including securities pledged	16,256.3	194.5	239.1	16,211.7
Less: securities pledged	1,106.2	6.4	13.1	1,099.5

Total fixed maturities	$15,150.1	$188.1	$226.0	$15,112.2

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. As of March 31, 2007 and December 31, 2006, the average quality rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of March 31, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,535.0	47.8%	$7,824.0	48.2%
AA	1,047.4	6.6%	1,135.6	7.0%
A	2,358.0	15.0%	2,588.4	16.0%
BBB	3,972.0	25.2%	3,920.4	24.2%
BB	672.3	4.3%	652.8	4.0%
B and below	178.2	1.1%	90.5	0.6%
Total	$15,762.9	100.0%	$16,211.7	100.0%

94.6% and 95.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of March 31, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company does not have any significant exposure to subprime mortgage loans. The only exposure, if any, would arise from the Company's investment in mortgage-backed securities. These securities are primarily agency-backed and are highly rated. The average rating of these mortgage-backed securities was AAA as of March 31, 2007.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at March 31, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$61.7	0.4%	$25.6	0.2%
U.S. government agencies and authorities	250.8	1.6%	276.9	1.7%
U.S. corporate, states, and municipalities	5,036.4	31.9%	5,418.3	33.3%
Foreign	2,667.6	16.9%	2,489.7	15.4%
Residential mortgage-backed	4,441.7	28.2%	4,500.0	27.8%
Commercial mortgage-backed	2,136.9	13.6%	2,246.7	13.9%
Other asset-backed	1,167.8	7.4%	1,254.5	7.7%
Total	$15,762.9	100.0%	$16,211.7	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of March 31, 2007 and December 31, 2006.

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $1,908.7 and $1,879.3 as of March 31, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of March 31, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.9% and 17.7% of properties in California as of March 31, 2007 and December 31, 2006, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$27.8	15.5%	$2.3	1.3%	$20.6	8.5%	$1.2	0.5%
More than six months
and less than twelve
months below
amortized cost	3.1	1.7%	0.1	0.1%	6.6	2.8%	0.7	0.3%
More than twelve months
below amortized cost	143.0	79.8%	2.8	1.6%	208.9	87.4%	1.1	0.5%
Total unrealized capital loss	$173.9	97.0%	$5.2	3.0%	$236.1	98.7%	$3.0	1.3%

Unrealized capital losses in fixed maturities as of March 31, 2007 and December 31, 2006, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2007 and December 31, 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$18.6	$2.6	$61.3	$82.5
Mortgage and other asset-backed
securities	11.5	0.6	84.5	96.6
Total unrealized capital loss	$30.1	$3.2	$145.8	$179.1
Fair value	$2,858.4	$235.7	$5,669.8	$8,763.9

2006
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other asset-backed
securities	11.0	2.5	107.4	120.9
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2007 and December 31, 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$0.3	$1.9	$-	$2.2
U.S. corporate, state, and municipalities	12.2	0.1	37.9	50.2
Foreign	6.1	0.6	23.4	30.1
Residential mortgage-backed	5.8	0.6	58.5	64.9
Commercial mortgage-backed	4.5	-	19.0	23.5
Other asset-backed	1.2	-	7.0	8.2
Total unrealized capital loss	$30.1	$3.2	$145.8	$179.1

2006
U.S. government agencies and authorities	$2.1	$1.1	$0.1	$3.3
U.S. corporate, state, and municipalities	6.2	1.6	70.3	78.1
Foreign	2.5	2.1	32.2	36.8
Residential mortgage-backed	6.6	0.8	74.8	82.2
Commercial mortgage-backed	3.5	0.2	24.9	28.6
Other asset-backed	0.9	1.5	7.7	10.1
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 97.5% of the average book value as of March 31, 2007. In addition, this category includes 1,066 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2007.

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

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.1	25	8.4	17
Foreign	1.4	2	1.8	3
Residential mortgage-backed	0.6	7	9.2	46
Other asset-backed	-	-	7.0	1
Equity securities	-	-	0.1	3
Total	$11.1	34	$32.9	74

The above schedule includes $0.6 and $9.3 in other-than-temporary write-downs for the three months ended March 31, 2007 and 2006, respectively, related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining $10.5 and $23.6 in write-downs for the three months ended March 31, 2007 and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.1	25	8.4	17
Foreign	1.4	2	1.8	3
Other asset-backed	-	-	7.0	1
Total	$10.5	27	$23.6	25

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Fixed maturities, available-for-sale	$(17.1)	$(43.1)
Equity securities, available-for-sale	4.5	3.1
Derivatives	(16.9)	16.0
Other investments	(0.1)	-
Less: allocation to experience-rated contracts	(31.1)	(17.6)
Net realized capital gains (losses)	$1.5	$(6.4)
After-tax net realized capital gains (losses)	$1.0	$(4.2)

During the three months ended March 31, 2007, Net realized capital gains increased primarily due to gains on the sale of seed money investments and lower credit related other-than-temporary impairments.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $134.7 and $164.5 at March 31, 2007 and December 31, 2006, respectively.

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

Liquidity and Capital Reserves

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

$63.0 and $45.0 receivable from ING AIH under the reciprocal loan agreement as of March 31, 2007 and December 31, 2006, respectively.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of March 31, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of March 31, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2007 and 2006, ILIAC did not receive any cash capital contributions from Lion.

During the three months ended March 31, 2007, ILIAC did not pay any dividends on its common stock to Lion. During the three months ended March 31, 2006, ILIAC paid $131.0 in dividends to Lion.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2007, the maximum liability to the Company under the guarantee was $30.0.

Income Taxes

Income tax obligations consist of the allowance on uncertain tax benefits related to Internal Revenue Service tax audits and state tax exams that have not been completed. The current liability of $20.5 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $63.9 cannot be reliably estimated.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2006 Annual Report on Form 10-K filed on April 2, 2007 (SEC File No. 033-23376).

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

The Company cannot predict what actions rating organizations may take, or what actions the Company may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Views of the rating organization;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Enterprise risk management; and
▪	Other circumstances outside the rated company’s control.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Preceived financial strength; and
▪	Claims paying and credit ratings.

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

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Failure to administer certain contract features (for example, contractual annuity start dates in nonqualified annuities) could affect such beneficial tax treatment. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration. Failure to meet any of these complex tax, securities, or insurance requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company's reputation, interruption of the Company's operations, or adversely impact profitability.

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company's policies and procedures to identify, monitor, and manage risks may not be fully effective. Many of the Company's methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

(a)

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company.

(b)	Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York.

(c)	Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company.

(d)	Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York.

(e)	Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company.

(f)	Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York.

(g)

Assignment and Assumption Agreement, dated as of March 19, 2007, effective as of March 1, 2007, between ILIAC, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York.

(h)	Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York.

(i)	Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York.

(j)	Grantor Trust Agreement, dated as of March 19, 2007 and effective as of March 1, 2007, among ILIAC, Lincoln Life & Annuity Company of New York and The Bank of New York.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2007 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)