Form 10-Q
period 2007-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2007-08-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________
Commission File Number: 333-141040, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) 151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06156 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 9, 2007, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended June 30, 2007

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net investment income	$257.2	$255.0	$521.4	$511.5
Fee income	200.1	171.6	386.8	338.2
Premiums	12.0	10.0	30.4	21.6
Broker-dealer commission revenue	124.3	114.5	224.7	215.2
Net realized capital losses	(3.2)	(3.1)	(1.7)	(9.5)
Other income	4.5	3.2	12.4	6.7
Total revenue	594.9	551.2	1,174.0	1,083.7
Benefits and expenses:
Interest credited and other benefits
to contractowners	173.5	221.6	354.1	408.2
Operating expenses	158.8	141.1	310.5	279.2
Broker-dealer commission expense	124.3	114.5	224.7	215.2
Net amortization of deferred policy acquisition
costs and value of business acquired	21.7	(43.6)	65.1	(17.8)
Interest expense	0.8	0.7	3.1	1.6
Total benefits and expenses	479.1	434.3	957.5	886.4
Income before income taxes	115.8	116.9	216.5	197.3
Income tax expense	33.6	34.2	62.1	55.8
Net income	$82.2	$82.7	$154.4	$141.5

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,125.1 at 2007 and $15,150.1 at 2006)	$13,878.4	$15,112.2
Equity securities, available-for-sale, at fair value
(cost of $394.7 at 2007 and $233.6 at 2006)	406.1	251.7
Mortgage loans on real estate	1,978.3	1,879.3
Policy loans	269.7	268.9
Other investments	511.4	398.9
Securities pledged (amortized cost of $1,158.7 at 2007 and
$1,106.2 at 2006)	1,143.6	1,099.5
Total investments	18,187.5	19,010.5
Cash and cash equivalents	206.9	311.2
Short-term investments under securities loan agreement	407.4	283.1
Accrued investment income	182.0	180.4
Receivable for securities sold	57.2	90.1
Reinsurance recoverable	2,616.9	2,715.4
Deferred policy acquisition costs	673.1	623.6
Value of business acquired	1,279.2	1,342.9
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	25.0	45.0
Due from affiliates	9.4	9.1
Property and equipment	111.0	75.1
Other assets	73.2	73.8
Assets held in separate accounts	47,542.5	43,550.8
Total assets	$71,546.3	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$18,907.2	$19,995.8
Payable for securities purchased	110.1	42.6
Payables under securities loan agreement	407.4	283.1
Borrowed money	726.1	833.2
Notes payable	9.9	-
Due to affiliates	114.4	82.8
Current income taxes	82.5	59.8
Deferred income taxes	308.5	246.0
Other liabilities	313.3	406.2
Liabilities related to separate accounts	47,542.5	43,550.8
Total liabilities	68,521.9	65,500.3

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,303.1	4,299.5
Accumulated other comprehensive loss	(102.2)	(14.0)
Retained earnings (deficit)	(1,179.3)	(1,302.6)
Total shareholder's equity	3,024.4	2,985.7
Total liabilities and shareholder's equity	$71,546.3	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	$2.8	$4,549.6	$(5.3)	$(1,604.4)	$2,942.7
Comprehensive loss:
Net income	-	-	-	141.5	141.5
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(99.6) pretax),
including tax valuation allowance
of $(110.4)	-	-	(170.6)	-	(170.6)
Total comprehensive loss					(29.1)
Dividends to shareholder	-	(156.0)	-	-	(156.0)
Employee share-based payments	-	1.8	-	-	1.8
Balance at June 30, 2006	$2.8	$4,395.4	$(175.9)	$(1,462.9)	$2,759.4

Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,302.6)	$2,985.7
Cumulative effect of changes in
accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,333.7)	2,954.6
Comprehensive income:
Net income	-	-	-	154.4	154.4
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(37.7) pretax),	-	-	(87.7)	-	(87.7)
including tax valuation allowance
of $(63.2)
Pension liability ($(0.6) pretax)	-	-	(0.5)	-	(0.5)
Total comprehensive income					66.2
Employee share-based payments	-	3.6	-	-	3.6
Balance at June 30, 2007	$2.8	$4,303.1	$(102.2)	$(1,179.3)	$3,024.4

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$442.5	$551.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,422.9	5,856.8
Equity securities, available-for-sale	87.5	59.2
Mortgage loans on real estate	71.3	106.1
Acquisition of:
Fixed maturities, available-for-sale	(4,499.4)	(5,652.0)
Equity securities, available-for-sale	(180.1)	(100.1)
Mortgage loans on real estate	(170.3)	(326.7)
Policy loans, net	(0.8)	(0.8)
Other investments, net	(106.9)	(52.9)
Purchases of fixed assets, net	(44.6)	(11.6)
Net cash provided by (used in) investing activities	579.6	(122.0)

Cash Flows from Financing Activities:
Deposits received for investment contracts	741.1	1,055.9
Maturities and withdrawals from investment contracts	(1,790.3)	(1,244.5)
Short-term loan with affiliate	20.0	131.0
Short-term borrowings	(107.1)	(131.5)
Notes payable	9.9	-
Dividends to Parent	-	(131.0)
Net cash used in financing activities	(1,126.4)	(320.1)
Net (decrease) increase in cash and cash equivalents	(104.3)	109.8
Cash and cash equivalents, beginning of period	311.2	257.7
Cash and cash equivalents, end of period	$206.9	$367.5

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

The condensed consolidated financial statements and notes as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

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

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Consolidated Statement of Operations.

3.	New Accounting Pronouncements

Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors

In June 2007, the Accounting Standards Executive Committee of the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”), which clarifies which entities are within the scope of the guide and addresses whether companies that own or have significant stakes in an investment company should retain specialized investment company accounting.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. Entities that cease application of the guide upon adoption should report the effects prospectively by accounting for investments in conformity with applicable US GAAP. Entities that begin applying the guide upon adoption should report a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company is in the process of determining the impact of adoption of SOP 07-1.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

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

Fair Value Measurements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances.

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

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.5	5	0.3	3
Foreign(1)	9.6	33	-	-
Residential mortgage-backed	1.7	9	5.5	16
Other asset-backed	1.1	3	-	-
Total	$12.9	50	$5.8	19

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	6.4	4
U.S. corporate	9.5	30	8.7	20
Foreign(1)	11.1	35	1.8	3
Residential mortgage-backed	2.3	16	14.6	62
Other asset-backed	1.1	3	7.0	1
Equity securities	-	-	0.1	3
Total	$24.0	84	$38.6	93

(1) Primarily U.S. dollar denominated.

The above schedules include $2.4 and $3.0 for the three and six months ended June 30, 2007, respectively, and $5.5 and $14.7 for the three and six months ended June 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.5	5	$0.3	3
Foreign	9.6	33	-	-
Other asset-backed	0.4	2	-	-
Total	$10.5	40	$0.3	3

	Six Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.5	30	8.7	20
Foreign	11.1	35	1.8	3
Other asset-backed	0.4	2	7.0	1
Total	$21.0	67	$23.9	28

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The remaining fair value of the fixed maturities with other-than-temporary impairments as of June 30, 2007 and 2006 was $1,193.5 and $443.0, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at January 1	$623.6	$512.4
Deferrals of commissions and expenses	70.3	67.0
Amortization:
Amortization	(37.1)	(31.0)
Interest accrued at 5% to 7%	21.4	17.8
Net amortization included in Condensed Consolidated
Statements of Operations	(15.7)	(13.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	0.9	1.7
Implementation of SOP 05-1	(6.0)	-
Balance at June 30	$673.1	$567.9

Activity within VOBA was as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at January 1	$1,342.9	$1,294.4
Deferrals of commissions and expenses	20.3	23.4
Amortization:
Amortization	(92.1)	(10.9)
Interest accrued at 5% to 7%	42.7	41.9
Net amortization included in Condensed Consolidated
Statements of Operations	(49.4)	31.0
Change in unrealized capital (gains) losses on
available-for-sale securities	2.8	4.9
Implementation of SOP 05-1	(37.4)	-
Balance at June 30	$1,279.2	$1,353.7

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Dividends

During the six months ended June 30, 2007 and 2006, ILIAC did not receive any cash capital contributions from its Parent.

During the six months ended June 30, 2007, ILIAC did not pay any dividends on its common stock to its Parent. During the six months ended June 30, 2006, ILIAC paid $131.0 in dividends to its Parent. In addition, the Company declared $25.0 in dividends to its Parent during the three months ended June 30, 2006.

7.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2007 and 2006, were 29.0% and 29.3%, respectively. The effective tax rates for the six months ended June 30, 2007 and 2006, were 28.7% and 28.3%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction.

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $2.9 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $68.0 of unrecognized tax benefits as of January 1, 2007, of which $52.1 would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance Sheets and Consolidated Statements of Operations, respectively. The Company had accrued interest of $18.0 as of January 1, 2007.

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

As of June 30, 2007, the Company had a $63.2 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Related Party Transactions - Subsequent Events

Service Agreement

The Company's wholly-owned subsidiary, DSL, and ING USA Annuity and Life Insurance Company ("ING USA"), an affiliate, are parties to a service agreement, effective January 1, 1994, as amended by a first amendment, effective March 7, 1995 (collectively, the "Service Agreement"), by which ING USA provides DSL with certain managerial and supervisory services and DSL provides ING USA with certain sales and marketing services. On August 9, 2007, DSL and ING USA entered into a second amendment to the Service Agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to ING USA for its provision of managerial and supervisory services to DSL.

9.	Financing Agreements

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

Under this agreement, ILIAC incurred interest expense of $0.4 and $2.4 for the three and six months ended June 30, 2007, respectively, and $0.4 and $1.0 for the three and six months ended June 30, 2006, respectively. The Company earned interest income of $0.1 and $0.3 for the three and six months ended June 30, 2007, respectively, and $0.7 and $1.7 for the three and six months ended June 30, 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of June 30, 2007 and December 31, 2006, ILIAC had $25.0 and $45.0, respectively, receivable from ING AIH under the reciprocal loan agreement.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2006 Annual Report on Form 10-K.

Windsor Property Loan

As of June 1, 2007, the State of Connecticut Acting by the Department of Economic and Community Development (“DECD”) loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the Windsor Property. The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provides for loan forgiveness at varying amounts up to $4.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

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

As of June 30, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $598.5, $288.2 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. During the three and six months ended June 30, 2007, $25.9 and $34.1, respectively, was funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed parties for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2007, the maximum potential future exposure of the Company under the guarantee was $30.0.

New Construction

During the second half of 2006, NWL entered into agreements for site development and facility construction at the Windsor Property (collectively, the "Construction Agreements"), with a maximum estimated cost of $81.5 under the Construction Agreements. Costs incurred under the Construction Agreements and other agreements associated with the construction, acquisition, and development of the corporate office facility totaled $14.2 and $31.5 for the three and six months ended June 30, 2007, respectively. These costs were capitalized in Property and equipment on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(261.8)	$(537.4)
Equity securities, available-for-sale	11.4	4.0
DAC/VOBA adjustment on available-for-sale securities	7.6	11.8
Sales inducements adjustment on available-for-sale securities	0.2	0.2
Premium deficiency reserve adjustment	(11.9)	-
Other investments	(0.3)	1.2
Less: allocation to experience-rated contracts	(210.3)	(437.2)
Unrealized capital losses, before tax	(44.5)	(83.0)
Deferred income tax asset	15.6	29.1
Deferred tax asset valuation allowance	(63.2)	(110.4)
Net unrealized capital losses:	(92.1)	(164.3)
Pension liability, net of tax	(10.1)	(11.6)
Accumulated other comprehensive loss	$(102.2)	$(175.9)

Net unrealized capital losses allocated to experience-rated contracts of $210.3 and $437.2 as of June 30, 2007 and 2006, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the six months ended June 30, 2007 and 2006.

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$(48.7)	$(112.8)
Less: reclassification adjustment for gains (losses) and other
items included in Net income(2)	(24.2)	(52.6)
Net change in unrealized capital gains (losses) on securities	$(24.5)	$(60.2)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(75.0) and $(186.6) for the six months ended June 30, 2007 and 2006, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(37.3) and $(87.0) for the six months ended June 30, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”), which consist of ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”), for each of the three and six months ended June 30, 2007 and 2006, and consolidated financial condition as of June 30, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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
(7)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(8)	Litigation may adversely affect profitability and financial condition;
(9)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(10)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
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

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

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

Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Consolidated Statements of Operations.

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

Economic Analysis

The Company’s net cash flows and financial results continue to be affected by economic trends.

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. The strong equity market performance in the second half of 2006 and first half of 2007, as well as, favorable net cashflows in the second half of 2006 favorably impacted variable AUM in 2007.

The improving economy and a recovery in the employment market, combined with higher corporate confidence, have improved the demand for retirement and savings type products.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2007, and changes therein, were primarily impacted by higher average variable AUM and favorable margins on average fixed AUM, partially offset by higher Net amortization of DAC and VOBA and Operating expenses.

	Three Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$257.2	$255.0	$2.2	0.9%
Fee income	200.1	171.6	28.5	16.6%
Premiums	12.0	10.0	2.0	20.0%
Broker-dealer commission revenue	124.3	114.5	9.8	8.6%
Net realized capital losses	(3.2)	(3.1)	(0.1)	(3.2%)
Other income	4.5	3.2	1.3	40.6%
Total revenue	594.9	551.2	43.7	7.9%
Benefits and expenses:
Interest credited and other
benefits to contractowners	173.5	221.6	(48.1)	(21.7)%
Operating expenses	158.8	141.1	17.7	12.5%
Broker-dealer commission expense	124.3	114.5	9.8	8.6%
Net amortization of deferred policy
acquisition costs and value
of business acquired	21.7	(43.6)	65.3	NM
Interest expense	0.8	0.7	0.1	14.3%
Total benefits and expenses	479.1	434.3	44.8	10.3%
Income before income taxes	115.8	116.9	(1.1)	(0.9)%
Income tax expense	33.6	34.2	(0.6)	(1.8)%
Net income	$82.2	$82.7	$(0.5)	(0.6)%
Effective tax rate	29.0%	29.3%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$521.4	$511.5	$9.9	1.9%
Fee income	386.8	338.2	48.6	14.4%
Premiums	30.4	21.6	8.8	40.7%
Broker-dealer commission revenue	224.7	215.2	9.5	4.4%
Net realized capital losses	(1.7)	(9.5)	7.8	82.1%
Other income	12.4	6.7	5.7	85.1%
Total revenue	1,174.0	1,083.7	90.3	8.3%
Benefits and expenses:
Interest credited and other
benefits to contractowners	354.1	408.2	(54.1)	(13.3)%
Operating expenses	310.5	279.2	31.3	11.2%
Broker-dealer commission expense	224.7	215.2	9.5	4.4%
Net amortization of deferred policy
acquisition costs and value
of business acquired	65.1	(17.8)	82.9	NM
Interest expense	3.1	1.6	1.5	93.8%
Total benefits and expenses	957.5	886.4	71.1	8.0%
Income before income taxes	216.5	197.3	19.2	9.7%
Income tax expense	62.1	55.8	6.3	11.3%
Net income	$154.4	$141.5	$12.9	9.1%
Effective tax rate	28.7%	28.3%

NM - Not meaningful.

Revenues

Total revenue increased for the three and six months ended June 30, 2007, reflecting an increase in Fee income. For the six months ended June 30, 2007, the increase in total revenue was also impacted by higher Net investment income and Premiums and a decrease in Net realized capital losses.

Fee income increased for the three and six months ended June 30, 2007, as overall average variable AUM increased, driven by strong market performance since June of 2006 and favorable net cash flows during the second half of 2006.

Net investment income increased for the six month ended June 30, 2007, mainly due to favorable yields on investments supporting average fixed AUM.

The decrease in Net realized capital losses for the six months ended June 30, 2007, was primarily due to gains on seed money investments and lower other-than-temporary credit related impairments in the first quarter of 2006. These gains were partially offset by higher non-experience-rated losses on fixed maturity securities and derivatives.

The increase in Premiums for the six months ended June 30, 2007, was mainly due to an increase in annuitizations in rollover/payout products, which was entirely offset by an increase in Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses increased for the three and six months ended June 30, 2007, primarily due to increases in Net amortization of DAC and VOBA and Operating expenses, partially offset by a decrease in Interest credited and other benefits to contractowners.

The increase in Net amortization of DAC and VOBA for the three and six months ended June 30, 2007, was primarily driven by an increase in actual gross profits related to higher fee income and fixed margins in 2007. In addition, amortization for the quarter ended June 30, 2006 was lower due to favorable unlocking, as a result of prospective expense assumption changes.

Operating expenses for the three and six months ended June 30, 2007, increased mainly due the growth in advisory business as a result of increased assets under management. In addition, commissions increased, primarily attributable to higher asset based commissions resulting from higher variable average AUM, as well as an increase in commission rates in certain markets. The increase in operating expenses also reflects investments in strategic initiatives.

Interest credited and other benefits to contractowners decreased for the three and six months ended June 30, 2007, mainly due to lower average fixed AUM, partially offset by higher annuitizations in rollover/payout products. In addition, in the second quarter of 2006, the Company recognized benefit costs on certain regulatory settlements.

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

Portfolio Composition

The following table presents the investment portfolio at June 30, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$15,022.0	82.6%	$16,211.7	85.3%
Equity securities, available-for-sale	406.1	2.2%	251.7	1.3%
Mortgage loans on real estate	1,978.3	10.9%	1,879.3	9.9%
Policy loans	269.7	1.5%	268.9	1.4%
Other investments	511.4	2.8%	398.9	2.1%
Total investments	$18,187.5	100.0%	$19,010.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2007.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$11.1	$-	$0.2	$10.9
	U.S. government agencies and authorities	208.8	0.5	3.5	205.8
	State, municipalities, and political subdivisions	53.3	0.2	0.5	53.0

	U.S. corporate securities:
	Public utilities	1,065.3	5.0	24.9	1,045.4
	Other corporate securities	3,915.5	29.4	89.1	3,855.8
	Total U.S. corporate securities	4,980.8	34.4	114.0	4,901.2

	Foreign securities(1):
	Government	458.1	19.8	7.7	470.2
	Other	2,229.8	17.4	46.5	2,200.7
	Total foreign securities	2,687.9	37.2	54.2	2,670.9

	Residential mortgage-backed securities	4,116.5	48.1	138.6	4,026.0
	Commercial mortgage-backed securities	2,120.4	3.4	64.0	2,059.8
	Other asset-backed securities	1,105.0	3.0	13.6	1,094.4

	Total fixed maturities, including securities pledged	15,283.8	126.8	388.6	15,022.0
	Less: securities pledged	1,158.7	6.2	21.3	1,143.6
Total fixed maturities		$14,125.1	$120.6	$367.3	$13,878.4
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political subdivisions	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including securities pledged	16,256.3	194.5	239.1	16,211.7
Less: securities pledged	1,106.2	6.4	13.1	1,099.5
Total fixed maturities	$15,150.1	$188.1	$226.0	$15,112.2
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was AA- as of June 30, 2007 and December 31, 2006. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of June 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,829.7	45.5%	$7,824.0	48.2%
AA	987.4	6.6%	1,135.6	7.0%
A	2,331.0	15.5%	2,588.4	16.0%
BBB	4,050.6	27.0%	3,920.4	24.2%
BB	642.1	4.2%	652.8	4.0%
B and below	181.2	1.2%	90.5	0.6%
Total	$15,022.0	100.0%	$16,211.7	100.0%

94.6% and 95.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of June 30, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Overall, the Company considers its subprime exposure to be of limited size and of relatively high quality. The Company does not have any significant exposure to subprime mortgage loans through its mortgage-backed portfolio. Mortgage-backed securities are primarily agency-backed and are highly rated. The average rating of these mortgage-backed securities was AAA as of June 30, 2007.

The Company has some subprime mortgage exposure through asset-backed investments that are backed by subprime home equity lines. As of June 30, 2007, the Company held $362.1 of these assets, or 0.5% of total assets, with an average rating of AA+ and an average market to book ratio of 98.6%.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at June 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$10.9	0.1%	$25.6	0.2%
U.S. government agencies and authorities	205.8	1.3%	276.9	1.7%
U.S. corporate, states, and municipalities	4,954.2	33.0%	5,418.3	33.3%
Foreign	2,670.9	17.8%	2,489.7	15.4%
Residential mortgage-backed	4,026.0	26.8%	4,500.0	27.8%
Commercial mortgage-backed	2,059.8	13.7%	2,246.7	13.9%
Other asset-backed	1,094.4	7.3%	1,254.5	7.7%
Total	$15,022.0	100.0%	$16,211.7	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of June 30, 2007 and December 31, 2006.

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $1,978.3 and $1,879.3 as of June 30, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of June 30, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.4% and 17.7% of properties in California as of June 30, 2007 and December 31, 2006, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$123.7	31.9%	$10.2	2.6%	$20.6	8.5%	$1.2	0.5%
More than six months
and less than twelve
months below
amortized cost	20.9	5.4%	2.4	0.6%	6.6	2.8%	0.7	0.3%
More than twelve months
below amortized cost	229.0	58.9%	2.4	0.6%	208.9	87.4%	1.1	0.5%
Total unrealized capital loss	$373.6	96.2%	$15.0	3.8%	$236.1	98.7%	$3.0	1.3%

Unrealized capital losses in fixed maturities as of June 30, 2007 and December 31, 2006, were primarily related to interest rate movement, or spread widening, and to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$74.6	$15.3	$82.5	$172.4
Mortgage and other asset-backed
securities	59.3	8.0	148.9	216.2
Total unrealized capital loss	$133.9	$23.3	$231.4	$388.6
Fair value	$5,783.7	$595.8	$4,847.8	$11,227.3

2006
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other asset-backed
securities	11.0	2.5	107.4	120.9
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries	$0.2	$-	$-	$0.2
U.S. government agencies and authorities	-	1.7	1.8	3.5
U.S. corporate, state, and municipalities	54.4	7.0	53.1	114.5
Foreign	20.0	6.6	27.6	54.2
Residential mortgage-backed	27.8	1.4	109.4	138.6
Commercial mortgage-backed	27.3	4.8	31.9	64.0
Other asset-backed	4.2	1.8	7.6	13.6
Total unrealized capital loss	$133.9	$23.3	$231.4	$388.6

2006
U.S. government agencies and authorities	$2.1	$1.1	$0.1	$3.3
U.S. corporate, state, and municipalities	6.2	1.6	70.3	78.1
Foreign	2.5	2.1	32.2	36.8
Residential mortgage-backed	6.6	0.8	74.8	82.2
Commercial mortgage-backed	3.5	0.2	24.9	28.6
Other asset-backed	0.9	1.5	7.7	10.1
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.6% of the average book value as of June 30, 2007. In addition, this category includes 894 securities, which have an average quality rating of AA. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2007.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.5	5	$0.3	3
Foreign	9.6	33	-	-
Residential mortgage-backed	1.7	9	5.5	16
Other asset-backed	1.1	3	-	-
Total	$12.9	50	$5.8	19

	Six Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.5	30	8.7	20
Foreign	11.1	35	1.8	3
Residential mortgage-backed	2.3	16	14.6	62
Other asset-backed	1.1	3	7.0	1
Equity securities	-	-	0.1	3
Total	$24.0	84	$38.6	93

The above schedules include $2.4 and $3.0 for the three and six months ended June 30, 2007, respectively, and $5.5 and $14.7 for the three and six months ended June 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.5	5	$0.3	3
Foreign	9.6	33	-	-
Other asset-backed	0.4	2	-	-
Total	$10.5	40	$0.3	3

	Six Months Ended June 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	9.5	30	8.7	20
Foreign	11.1	35	1.8	3
Other asset-backed	0.4	2	7.0	1
Total	$21.0	67	$23.9	28

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Fixed maturities, available-for-sale	$(42.1)	$(43.9)
Equity securities, available-for-sale	3.1	1.7
Derivatives	18.6	5.8
Other investments	0.1	-
Less: allocation to experience-rated contracts	(17.1)	(33.3)
Net realized capital losses	$(3.2)	$(3.1)
After-tax net realized capital losses	$(2.1)	$(2.0)

	Six Months Ended June 30,
	2007	2006
Fixed maturities, available-for-sale	$(59.2)	$(87.1)
Equity securities, available-for-sale	7.6	4.8
Derivatives	1.7	21.9
Less: allocation to experience-rated contracts	(48.2)	(50.9)
Net realized capital losses	$(1.7)	$(9.5)
After-tax net realized capital losses	$(1.1)	$(6.2)

The decrease in Net realized capital losses for the six months ended June 30, 2007, was primarily due to gains on seed money investments and lower other-than-temporary credit related impairments in the first quarter of 2006. These gains were partially offset by higher non-experience-rated losses on fixed maturity securities and derivatives.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $119.3 and $164.5 at June 30, 2007 and December 31, 2006, respectively.

Income Taxes

As of June 30, 2007, the Company had a $63.2 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

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

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC had $25.0 and $45.0 receivable from ING AIH under the reciprocal loan agreement as of June 30, 2007 and December 31, 2006, respectively.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of June 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Financing Agreements

As of June 1, 2007, the State of Connecticut Acting by the Department of Economic and Community Development (“DECD”) loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the Windsor Property. The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provides for loan forgiveness at varying amounts up to $4.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

Capital Contributions and Dividends

During the six months ended June 30, 2007 and 2006, ILIAC did not receive any cash capital contributions from its Parent.

During the six months ended June 30, 2007, ILIAC did not pay any dividends on its common stock to its Parent. During the six months ended June 30, 2006, ILIAC paid $131.0 in dividends to its Parent. In addition, the Company declared $25.0 in dividends to its Parent during the three months ended June 30, 2006.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed parties for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2007, the maximum potential future exposure of the Company under the guarantee was $30.0.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact fundamental tax reforms in 2007. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Legislation has also been introduced in the House of Representatives to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. In addition, the Department of Labor and the SEC have several regulatory initiatives underway to improve fee disclosures in defined contribution plans and mutual funds. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the likelihood of such changes is uncertain at this time. The Internal Revenue Service and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration.

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

ING Life Insurance and Annuity Company ("ILIAC") and its wholly-owned subsidiaries (collectively, the "Company") are involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

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

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law. The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs Act and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This decrease will reduce the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2008 and 2010. The Bush Administration, however, has proposed that many of the rate reductions and tax-favored savings initiatives be made permanent. Although the Company cannot predict the overall effect on product sales, some of these tax law changes could hinder sales and result in the increased surrender of annuity contracts.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. There is risk that changes to federal tax law or in Internal Revenue Service (“IRS”) interpretation of existing tax law may be enacted or adopted, and could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and adversely impact profitability.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority

(“FINRA”), the successor self regulatory authority resulting from the consolidation of the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange, the Department of Labor and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices;
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;
▪	Product cost and fees;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types (including group annuities and indexed annuities); and
▪	Adequacy of disclosure.

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

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

The Company’s insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities and insurance laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, and the IRS.

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

Item 5.	Other Information

(a)

The Company’s wholly-owned subsidiary, Directed Services LLC (“DSL”), and ING USA Annuity and Life Insurance Company (“ING USA”), an affiliate, are parties to a service agreement, effective January 1, 1994, as amended by a first amendment, effective March 7, 1995, (collectively, the “Service Agreement”) by which ING USA provides DSL with certain managerial and supervisory services and DSL provides ING USA with certain sales and marketing services. On August 9, 2007, ING USA and DSL entered into a second amendment to the Service Agreement, which modifies the method for calculating the compensation owed to ING USA for its provision of managerial and supervisory services to DSL. The second amendment provides that, effective July 31, 2007, DSL shall compensate ING USA for the provision of managerial and supervisory services by paying ING USA on a monthly basis an amount equal to the product of the Monthly Rate (as hereinafter defined) times the Monthly AUM (as hereinafter defined). Monthly Rate is defined to mean for any month, the amount derived by dividing the net income earned by DSL from ING Investors Trust (“IIT”), an affiliate, for such month by the total average assets of IIT for such month. Monthly AUM is defined to mean for any month, that portion of the total average assets of IIT for such month that is attributable to ING USA deposits.

ING USA, a life insurance company domiciled in the State of Iowa, is an affiliate of the Company. DSL is a Delaware limited liability company registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment adviser under the Investment Advisers Act of 1940. DSL serves as the investment adviser of IIT. IIT is an open-end management investment company that is organized as a Massachusetts business trust. Each of the Company, DSL and ING USA are indirect wholly-owned subsidiaries of ING Groep N.V.

This information would otherwise have been reported during the third fiscal quarter of 2007 on a current report on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

Item 6.	Exhibits

See Exhibit Index on pages 53-56 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2007 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective January 1, 2005, incorporated by reference to the ILIAC Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-23376).

4.1	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.2	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.3	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.6	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.8	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.10	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.12	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.13	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.15	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.18	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.19	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.20	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.21	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.22	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.24	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.25	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.27	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.28	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.29	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.30	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.32	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.34	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.35	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.36	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003

4.37	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.39	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.40	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.41	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.42	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.43	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.44	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.45	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.46	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.47	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.49	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.50	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.51	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.52	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.53	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.54	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.55	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Brian D. Comer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Brian D. Comer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.