Form 10-Q
period 2007-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2007-11-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-141040, 333-133157, 333-133158, 333-130833, 333-130827
ING LIFE INSURANCE AND ANNUITY COMPANY (Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization) One Orange Way Windsor, Connecticut (Address of principal executive offices)	71-0294708 (IRS Employer Identification No.) 06095-4774 (Zip Code)
(860) 580-4646 (Registrant's telephone number, including area code)
151 Farmington Avenue Hartford, Connecticut 06156
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 12, 2007, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2007

2

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net investment income	$264.0	$259.4	$785.4	$770.9
Fee income	184.4	173.0	571.2	511.2
Premiums	9.5	8.4	39.9	30.0
Broker-dealer commission revenue	140.9	103.8	365.6	319.0
Net realized capital gains (losses)	(4.7)	0.4	(6.4)	(9.1)
Other income	7.3	3.5	19.7	10.2
Total revenue	601.4	548.5	1,775.4	1,632.2
Benefits and expenses:
Interest credited and other benefits
to contractowners	176.2	177.9	530.3	586.1
Operating expenses	157.3	143.4	467.8	422.6
Broker-dealer commission expense	140.9	103.8	365.6	319.0
Net amortization of deferred policy acquisition
costs and value of business acquired	39.3	38.7	104.4	20.9
Interest expense	1.9	0.4	5.0	2.0
Total benefits and expenses	515.6	464.2	1,473.1	1,350.6
Income before income taxes	85.8	84.3	302.3	281.6
Income tax expense	22.3	16.6	84.4	72.4
Net income	$63.5	$67.7	$217.9	$209.2

The accompanying notes are an integral part of these consolidated financial statements. 3

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $13,573.6 at 2007 and $15,150.1 at 2006)	$13,421.5	$15,112.2
Equity securities, available-for-sale, at fair value
(cost of $415.6 at 2007 and $233.6 at 2006)	427.9	251.7
Mortgage loans on real estate	2,084.0	1,879.3
Policy loans	274.7	268.9
Other investments	832.3	398.9
Securities pledged (amortized cost of $1,086.0 at 2007 and
$1,106.2 at 2006)	1,080.5	1,099.5
Total investments	18,120.9	19,010.5
Cash and cash equivalents	174.5	311.2
Short-term investments under securities loan agreement	301.1	283.1
Accrued investment income	185.2	180.4
Receivable for securities sold	160.2	90.1
Reinsurance recoverable	2,588.7	2,715.4
Deferred policy acquisition costs	696.3	623.6
Value of business acquired	1,262.8	1,342.9
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	-	45.0
Due from affiliates	22.2	9.1
Property and equipment	135.4	75.1
Other assets	71.4	73.8
Assets held in separate accounts	48,838.5	43,550.8
Total assets	$72,732.2	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements. 4

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$18,693.5	$19,995.8
Payable for securities purchased	66.0	42.6
Payables under securities loan agreement	292.3	283.1
Borrowed money	766.4	833.2
Notes payable	9.9	-
Due to affiliates	137.3	82.8
Current income taxes	80.1	59.8
Deferred income taxes	311.8	246.0
Other liabilities	437.0	406.2
Liabilities related to separate accounts	48,838.5	43,550.8
Total liabilities	69,632.8	65,500.3

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,303.8	4,299.5
Accumulated other comprehensive loss	(91.4)	(14.0)
Retained earnings (deficit)	(1,115.8)	(1,302.6)
Total shareholder's equity	3,099.4	2,985.7
Total liabilities and shareholder's equity	$72,732.2	$68,486.0

The accompanying notes are an integral part of these consolidated financial statements. 5

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity (Unaudited) (In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	$2.8	$4,549.6	$(5.3)	$(1,604.4)	$2,942.7
Comprehensive income:
Net income	-	-	-	209.2	209.2
Other comprehensive gain,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($(5.0) pretax)	-	-	1.3	-	1.3
Total comprehensive income					210.5
Dividends to shareholder	-	(156.0)	-	-	(156.0)
Employee share-based payments	-	3.9	-	-	3.9
Balance at September 30, 2006	$2.8	$4,397.5	$(4.0)	$(1,395.2)	$3,001.1

Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,302.6)	$2,985.7
Cumulative effect of changes in
accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,333.7)	2,954.6
Comprehensive income:
Net income	-	-	-	217.9	217.9
Other comprehensive loss,
net of tax:
Change in net unrealized capital gains
(losses) on securities ($39.4 pretax),
including tax valuation allowance
of ($51.2)	-	-	(76.8)	-	(76.8)
Pension liability ($0.9 pretax)	-	-	(0.6)	-	(0.6)
Total comprehensive income					140.5
Employee share-based payments	-	4.3	-	-	4.3
Balance at September 30, 2007	$2.8	$4,303.8	$(91.4)	$(1,115.8)	$3,099.4

The accompanying notes are an integral part of these consolidated financial statements. 6

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)

	Nine Months Ended September 30,
	2007	2006

Net cash provided by operating activities	$698.0	$835.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	8,110.4	7,561.9
Equity securities, available-for-sale	98.6	61.1
Mortgage loans on real estate	165.8	167.2
Acquisition of:
Fixed maturities, available-for-sale	(6,702.2)	(7,078.5)
Equity securities, available-for-sale	(208.4)	(110.8)
Mortgage loans on real estate	(370.4)	(513.7)
Policy loans, net	(5.8)	(5.5)
Derivatives, net	(10.9)	9.7
Limited partnerships, net	(192.8)	(66.9)
Other investments, net	(173.9)	(29.2)
Purchases of fixed assets, net	(73.7)	(25.4)
Net cash provided by (used in) investing activities	636.7	(30.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,160.9	1,521.4
Maturities and withdrawals from investment contracts	(2,620.4)	(2,136.4)
Short-term loan with affiliate	45.0	-
Short-term borrowings	(66.8)	(130.3)
Notes payable	9.9	-
Dividends to Parent	-	(156.0)
Net cash used in financing activities	(1,471.4)	(901.3)
Net decrease in cash and cash equivalents	(136.7)	(95.8)
Cash and cash equivalents, beginning of period	311.2	257.7
Cash and cash equivalents, end of period	$174.5	$161.9

The accompanying notes are an integral part of these consolidated financial statements. 7

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

The condensed consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”) as of September 30, 2007. ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

On December 1, 2006, Lion contributed to ILIAC, Directed Services, Inc. (“DSI”), a New York corporation registered as a broker-dealer under the Securities Exchange Act of 1934 and as an investment advisor under the Investment Advisors Act of 1940, whose primary functions were the distribution of variable insurance products and investment advisory services for open-end mutual funds. Additionally, on December 12, 2006, ILIAC organized DSL as a wholly-owned Delaware limited liability company. On December 31, 2006, DSI merged with and into DSL and ceased to exist. Upon merger, the operations and broker-dealer and investment advisor registrations of DSI were consolidated into DSL, the surviving company. Effective January 1, 2007, ILIAC’s investment advisory agreement with certain variable funds offered in Company products was assigned to DSL.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

On May 11, 2006, ILIAC organized NWL as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at One Orange Way, Windsor, Connecticut, that would serve as the principal executive office of ILIAC and as corporate offices for other Hartford based operations of the Company and its affiliates (the “Windsor Property”). Effective October 1, 2007, the principal executive office of ILIAC was changed to One Orange Way, Windsor, Connecticut.

On October 31, 2007, ILIAC’s subsidiary, NWL merged with and into ILIAC. As of the merger date, NWL ceased to exist, and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s condensed consolidated results of operations and financial position, as NWL was a wholly-owned subsidiary and already included in the condensed consolidated financial statements for all periods presented since its formation.

The condensed consolidated financial statements and notes as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. Entities that cease application of the guide upon adoption of SOP 07-1 should report the effects prospectively by accounting for investments in conformity with applicable US GAAP. Entities that begin applying the guide upon adoption should report a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company is in the process of determining the impact of adoption of SOP 07-1. On October 17, 2007, the FASB agreed to propose a delay of the effective date of SOP 07-1. The Company will determine the implementation impact regarding SOP 07-1 upon further notice from the FASB or AICPA.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	5.9	25	2.0		7
Foreign(1)	5.3	16	-		-
Residential mortgage-backed	1.0	3	0.6		17
Other asset-backed	0.2	1	-		-
Total	$12.4	45	$2.6		25

(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	6.4	4
U.S. corporate	15.4	55	10.7	27
Foreign(1)	16.4	51	1.8	3
Residential mortgage-backed	3.3	19	15.2	69
Other asset-backed	1.3	4	7.0	1
Equity securities	-	-	0.1	3
Total	$36.4	129	$41.2	107

(1) Primarily U.S. dollar denominated.

The above schedules include $2.6 and $5.5 for the three and nine months ended September 30, 2007, respectively, and $0.6 and $15.3 for the three and nine months ended September 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2007 and 2006.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30,
	2007		2006
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	4.3	22	2.0		7
Foreign	5.3	16	-		-
Other asset-backed	0.2	1	-		-
Total	$9.8	39	$2.0		8

* Less than $0.1.

	Nine Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	13.9	52	10.7	27
Foreign	16.4	51	1.8	3
Other asset-backed	0.6	3	7.0	1
Total	$30.9	106	$25.9	35

The remaining fair value of the fixed maturities with other-than-temporary impairments as of September 30, 2007 and 2006 was $1,065.1 and $427.0, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at January 1	$623.6	$512.4
Deferrals of commissions and expenses	106.7	100.3
Amortization:
Amortization	(61.8)	(50.2)
Interest accrued at 5% to 7%	32.9	27.5
Net amortization included in Condensed Consolidated
Statements of Operations	(28.9)	(22.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	0.9	0.1
Implementation of SOP 05-1	(6.0)	-
Balance at September 30	$696.3	$590.1

Activity within VOBA was as follows for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at January 1	$1,342.9	$1,294.4
Deferrals of commissions and expenses	30.0	34.4
Amortization:
Amortization	(139.1)	(62.0)
Interest accrued at 5% to 7%	63.6	63.8
Net amortization included in Condensed Consolidated
Statements of Operations	(75.5)	1.8
Change in unrealized capital (gains) losses on
available-for-sale securities	2.8	(0.2)
Implementation of SOP 05-1	(37.4)	-
Balance at September 30	$1,262.8	$1,330.4

6.	Capital Contributions and Dividends

During the nine months ended September 30, 2007 and 2006, ILIAC did not receive any cash capital contributions from its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the nine months ended September 30, 2007, ILIAC did not pay any dividends on its common stock to its Parent. During the nine months ended September 30, 2006, ILIAC paid $156.0 in dividends to its Parent.

7.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2007 and 2006 were 26.0% and 19.7%, respectively. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 27.9% and 25.7%, respectively. The effective rates differ from the expected rate primarily due to the benefit from the dividends received deduction. The increase in the effective tax rate for both the three months and the nine months ended September 30, 2007 is primarily due to a lower level of dividends received and a higher level of interest expense related to uncertain tax positions.

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

The Company is under audit by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005, and is subject to state audit in Connecticut for years 1993 through 2000 and in New York for years 1995 through 2000. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. Upon finalization of the IRS exam, it is reasonably possible that the unrecognized tax benefits will decrease by up to $10.0. It is also reasonably possible that one or both of the aforementioned state tax audits may be settled within the next twelve months. It is reasonably possible that the unrecognized tax benefit on uncertain tax positions for the New York and Connecticut audits will decrease by up to $17.0.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2007, the Company had a $51.2 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the dividend received deduction (“DRD”) on separate account assets held in connection with variable annuity and life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives.

8.	Related Party Transactions

Service Agreement

ILIAC's wholly-owned subsidiary, DSL, and ING USA Annuity and Life Insurance Company ("ING USA"), an affiliate, are parties to a service agreement by which ING USA provides DSL with certain managerial and supervisory services and DSL provides ING USA with certain sales and marketing services. On August 9, 2007, DSL and ING USA entered into an amendment to the service agreement effective July 31, 2007, which modifies the method for calculating the compensation owed to ING USA for its provision of managerial and supervisory services to DSL. Compensation paid to ING USA under this service agreement was $31.4 and $67.5 for the three and nine months ended September 30, 2007, respectively, and $15.7 and $45.0 for the three and nine months ended September 30, 2006, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

For information on ILIAC’s additional related party operating agreements, see the Related Party Transactions footnote to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Under this agreement, ILIAC incurred interest expense of $1.5 and $3.9 for the three and nine months ended September 30, 2007, respectively, and $0.2 and $1.2 for the three and nine months ended September 30, 2006, respectively. The Company earned interest income of $0.2 and $0.5 for the three and nine months ended September 30, 2007, respectively, and $0.7 and $2.3 for the three and nine months ended September 30, 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. ILIAC had a $45.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2006. The Company had no receivable due under this agreement as of September 30, 2007.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Windsor Property Loan

As of June 1, 2007, the State of Connecticut, acting by the Department of Economic and Community Development (“DECD”), loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the Windsor Property. The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

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

As of September 30, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $399.6, $248.8 of which was with related parties. As of December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. During the three and nine months ended September 30, 2007, $39.4 and $73.5, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed parties for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2007, the maximum potential future exposure of the Company under the guarantee was $30.0.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Windsor Property Construction

During the second half of 2006, NWL entered into agreements for site development and facility construction at the Windsor Property (collectively, the “Construction Agreements”), with a maximum estimated cost of $81.5 under the Construction Agreements. Costs incurred under the Construction Agreements and other agreements associated with the construction, acquisition, and development of the corporate office facility totaled $22.5 and $54.0 for the three and nine months ended September 30, 2007, respectively. These costs were capitalized in Property and equipment on the Condensed Consolidated Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2007 and 2006.

	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(157.6)	$(45.9)
Equity securities, available-for-sale	12.4	12.2
DAC/VOBA adjustment on available-for-sale securities	7.7	5.0
Sales inducements adjustment on available-for-sale securities	0.2	0.1
Premium deficiency reserve adjustment	(13.2)	(5.9)
Other investments	(1.1)	1.1
Less: allocation to experience-rated contracts	(105.5)	(45.0)
Unrealized capital gains (losses), before tax	(46.1)	11.6
Deferred income tax asset (liability)	16.1	(4.0)
Deferred tax asset valuation allowance	(51.2)	-
Net unrealized capital gains (losses)	(81.2)	7.6
Pension liability, net of tax	(10.2)	(11.6)
Accumulated other comprehensive loss	$(91.4)	$(4.0)

Net unrealized capital losses allocated to experience-rated contracts of $105.5 and $45.0 as of September 30, 2007 and 2006, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the nine months ended September 30, 2007 and 2006.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2007	2006
Net unrealized capital holding gains (losses) arising
during the period(1)	$(57.0)	$25.0
Less: reclassification adjustment for gains (losses) and other
items included in Net income(2)	(31.4)	23.7
Net change in unrealized capital gains (losses) on securities	$(25.6)	$1.3

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(87.7) and $(96.0) for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(48.3) and $(91.0) for the nine months ended September 30, 2007 and 2006, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”), which, as of September 30, 2007, consisted of ING Financial Advisers, LLC (“IFA”), Directed Services LLC (“DSL”), and Northfield Windsor LLC (“NWL”), for each of the three and nine months ended September 30, 2007 and 2006, and consolidated financial condition as of September 30, 2007 and December 31, 2006. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2006 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	Equity market volatility could negatively impact profitability and financial condition;
(2)	Changes in interest rates could have a negative impact on profitability and financial condition;

(3)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(4)	Changes in underwriting and actual experience could materially affect profitability;
(5)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(6)	Adverse market conditions, including a reduction in liquidity, could negatively impact the cost and ability of the Company to borrow funds;
(7)	Competition could negatively affect the ability to maintain or increase profitability;
(8)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(9)	Litigation may adversely affect profitability and financial condition;
(10)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(11)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(12)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(13)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(14)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

On May 11, 2006, ILIAC organized NWL as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at One Orange Way, Windsor, Connecticut, that would serve as the principal executive office of ILIAC and as corporate offices for other Hartford based operations of the Company and its affiliates (the “Windsor Property”). Effective October 1, 2007, the principal executive office of ILIAC was changed to One Orange Way, Windsor, Connecticut.

On October 31, 2007, ILIAC’s subsidiary, NWL merged with and into ILIAC. As of the merger date, NWL ceased to exist, and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s condensed consolidated results of operations and financial position, as NWL was a wholly-owned subsidiary and already included in the condensed consolidated financial statements for all periods presented since its formation.

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

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future gross profits, lower the rate of amortization. Sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits increase the rate of amortization.

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

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. The strong equity market performance during 2007 favorably impacted variable AUM in 2007.

While the interest rate environment during 2007 has resulted in an increase in unrealized losses as compared to 2006, overall increases in market yields have allowed for approved asset returns, and, therefore, improved margins on fixed products during 2007.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2007, and changes therein, were primarily impacted by higher average variable AUM and favorable net margins on average fixed AUM, partially offset by net amortization of DAC and VOBA and operating expenses.

	Three Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$264.0	$259.4	$4.6	1.8%
Fee income	184.4	173.0	11.4	6.6%
Premiums	9.5	8.4	1.1	13.1%
Broker-dealer commission revenue	140.9	103.8	37.1	35.7%
Net realized capital gains (losses)	(4.7)	0.4	(5.1)	NM
Other income	7.3	3.5	3.8	108.6%
Total revenue	601.4	548.5	52.9	9.6%
Benefits and expenses:
Interest credited and other
benefits to contractowners	176.2	177.9	(1.7)	(1.0)%
Operating expenses	157.3	143.4	13.9	9.7%
Broker-dealer commission expense	140.9	103.8	37.1	35.7%
Net amortization of deferred policy
acquisition costs and value
of business acquired	39.3	38.7	0.6	1.6%
Interest expense	1.9	0.4	1.5	NM
Total benefits and expenses	515.6	464.2	51.4	11.1%
Income before income taxes	85.8	84.3	1.5	1.8%
Income tax expense	22.3	16.6	5.7	34.3%
Net income	$63.5	$67.7	$(4.2)	(6.2)%
Effective tax rate	26.0%	19.7%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$785.4	$770.9	$14.5	1.9%
Fee income	571.2	511.2	60.0	11.7%
Premiums	39.9	30.0	9.9	33.0%
Broker-dealer commission revenue	365.6	319.0	46.6	14.6%
Net realized capital losses	(6.4)	(9.1)	2.7	29.7%
Other income	19.7	10.2	9.5	93.1%
Total revenue	1,775.4	1,632.2	143.2	8.8%
Benefits and expenses:
Interest credited and other
benefits to contractowners	530.3	586.1	(55.8)	(9.5)%
Operating expenses	467.8	422.6	45.2	10.7%
Broker-dealer commission expense	365.6	319.0	46.6	14.6%
Net amortization of deferred policy
acquisition costs and value
of business acquired	104.4	20.9	83.5	NM
Interest expense	5.0	2.0	3.0	150.0%
Total benefits and expenses	1,473.1	1,350.6	122.5	9.1%
Income before income taxes	302.3	281.6	20.7	7.4%
Income tax expense	84.4	72.4	12.0	16.6%
Net income	$217.9	$209.2	$8.7	4.2%
Effective tax rate	27.9%	25.7%

NM - Not meaningful.

Revenues

Total revenue increased for the three and nine months ended September 30, 2007, primarily reflecting an increase in Fee income and Net investment income.

Fee income increased for the three and nine months ended September 30, 2007, as overall average variable AUM increased, driven by strong market performance since 2006.

Net investment income increased for the three and nine months ended September 30, 2007, mainly due to favorable yields on investments supporting fixed AUM and surplus.

The increase in Premiums for the three and nine months ended September 30, 2007, was entirely offset by an increase in Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses increased for the nine months ended September 30, 2007, primarily due to increases in Operating expenses and Net amortization of DAC and VOBA, partially offset by a decrease in Interest credited and other benefits to contractowners. The increase for the three months ended September 30, 2007, was primarily attributable to increases in Operating Expenses.

Operating expenses for the three and nine months ended September 30, 2007, increased in conjunction with the growth of the business and were primarily driven by higher operating expenses and commissions. The increase in commissions was due to higher renewal premiums and higher average AUM.

The increase in Net amortization of DAC and VOBA for the nine months ended September 30, 2007, was primarily driven by an increase in actual gross profits related to higher fee income and fixed margins in 2007. In addition, amortization for the nine months ended September 30, 2006 was lower due to favorable unlocking, as a result of prospective expense assumption changes.

Interest credited and other benefits to contractowners decreased for the nine months ended September 30, 2007, as a result of transfers from the fixed business into the variable. In addition, in the second quarter of 2006, the Company recognized benefit costs on certain regulatory settlements.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2007 and December 31, 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,502.0	80.0%	$16,211.7	85.3%
Equity securities, available-for-sale	427.9	2.4%	251.7	1.3%
Mortgage loans on real estate	2,084.0	11.5%	1,879.3	9.9%
Policy loans	274.7	1.5%	268.9	1.4%
Other investments	832.3	4.6%	398.9	2.1%
Total investments	$18,120.9	100.0%	$19,010.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2007.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$11.2	$0.2	$-	$11.4
	U.S. government agencies and authorities	80.0	0.1	0.1	80.0
	State, municipalities, and political subdivisions	66.3	0.1	1.2	65.2

	U.S. corporate securities:
	Public utilities	1,039.3	6.4	20.9	1,024.8
	Other corporate securities	3,730.7	35.8	74.4	3,692.1
	Total U.S. corporate securities	4,770.0	42.2	95.3	4,716.9

	Foreign securities(1):
	Government	361.2	15.0	6.7	369.5
	Other	1,993.4	21.7	39.0	1,976.1
	Total foreign securities	2,354.6	36.7	45.7	2,345.6

	Residential mortgage-backed securities	4,265.8	77.8	108.6	4,235.0
	Commercial mortgage-backed securities	2,157.5	7.8	52.8	2,112.5
	Other asset-backed securities	954.2	4.8	23.6	935.4

	Total fixed maturities, including securities pledged	14,659.6	169.7	327.3	14,502.0
	Less: securities pledged	1,086.0	8.7	14.2	1,080.5
Total fixed maturities		$13,573.6	$161.0	$313.1	$13,421.5
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political subdivisions	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including securities pledged	16,256.3	194.5	239.1	16,211.7
Less: securities pledged	1,106.2	6.4	13.1	1,099.5
Total fixed maturities	$15,150.1	$188.1	$226.0	$15,112.2
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was AA- as of September 30, 2007 and December 31, 2006. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of September 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,785.6	46.9%	$7,824.0	48.2%
AA	859.6	5.9%	1,135.6	7.0%
A	2,119.6	14.6%	2,588.4	16.0%
BBB	3,904.8	26.9%	3,920.4	24.2%
BB	643.0	4.4%	652.8	4.0%
B and below	189.4	1.3%	90.5	0.6%
Total	$14,502.0	100.0%	$16,211.7	100.0%

94.3% and 95.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of September 30, 2007 and December 31, 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at September 30, 2007 and December 31, 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$11.4	0.1%	$25.6	0.2%
U.S. government agencies and authorities	80.0	0.6%	276.9	1.7%
U.S. corporate, states, and municipalities	4,782.1	32.8%	5,418.3	33.3%
Foreign	2,345.6	16.2%	2,489.7	15.4%
Residential mortgage-backed	4,235.0	29.2%	4,500.0	27.8%
Commercial mortgage-backed	2,112.5	14.6%	2,246.7	13.9%
Other asset-backed	935.4	6.5%	1,254.5	7.7%
Total	$14,502.0	100.0%	$16,211.7	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity as of September 30, 2007 and December 31, 2006.

Subprime Mortgage Exposure

Credit markets have recently become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across all markets.

To date, this market disruption has had a limited impact on the Company. As of September 30, 2007, the Company’s subprime exposure was $408.3, representing 2.3% of total investments and its Alt-A exposure was $1,095.0, representing 6.0% of total investments. The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. As of September 30, 2007, the Company’s exposure to subprime mortgages was primarily in the form of asset backed securities (“ABS”) collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity; and its exposure to Alt-A mortgages was concentrated in residential mortgage backed securities (“RMBS”). Alt-A Loans are residential mortgage loans to customers who have strong credit profiles but lack some element(s) such as documentation to substantiate income. Subprime lending is the origination of loans to customers with weaker credit profiles. The following summarizes the Company’s ABS Home Equity and RMBS exposure to subprime and Alt-A mortgages as of September 30, 2007.

ABS - The fair value of the Company’s ABS portfolio was $907.3 with 45.0% of the total being ABS Home Equity securities. The fair value and gross unrealized losses related to these ABS Home Equity securities were $408.3 and $15.7, respectively, with 93.5% of these ABS Home Equity securities being rated “AAA” or “AA”. The ABS Home Equity portfolio included 29.5% issued in 2007, 24.7% in 2006, and 45.8% in 2005 and prior. The ABS CDO had a fair value of $1.3 at September 30, 2007. The Company accounts for its interest in the ABS CDO using the equity method of accounting with periodic changes in value being recognized in earnings. The Company recognized losses of $0.3 for each of the three and nine months ended September 30, 2007.

RMBS - The fair value of the Company’s RMBS portfolio was $4,226.6. The portfolio is of high credit quality with 99.9% of the portfolio rated AAA. Further, 44.1% of the RMBS portfolio was issued by GNMA/FNMA or FHLMC, which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools. Of the total RMBS portfolio, $1,104.8, or 26.1%, was backed by Alt-A borrowers. The fair value and gross unrealized losses of the Alt-A portfolio were $1,095.0 and $9.0, respectively, with 99.9% being AAA-rated. The Alt-A portfolio included 10.6% issued in 2007, 23.9% in 2006, and 65.5% in 2005 and prior.

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,084.0 and $1,879.3 as of September 30, 2007 and December 31, 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). As of September 30, 2007 and December 31, 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 16.3% and 17.7% of properties in California as of September 30, 2007 and December 31, 2006, respectively. All mortgage loan borrowers, including those in California, are required to have adequate all-risk insurance coverage which is inclusive of fire damage and business interruption. Management believes that all borrowers are in compliance with the required insurance coverage. Further, the Company is not aware of California properties collateralizing the mortgage loans that have suffered major damage as a result of the recent California wildfires.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2007 and December 31, 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$73.9	22.6%	$9.1	2.8%	$20.6	8.5%	$1.2	0.5%
More than six months
and less than twelve
months below
amortized cost	79.6	24.3%	5.4	1.6%	6.6	2.8%	0.7	0.3%
More than twelve months
below amortized cost	157.6	48.2%	1.7	0.5%	208.9	87.4%	1.1	0.5%
Total unrealized capital loss	$311.1	95.1%	$16.2	4.9%	$236.1	98.7%	$3.0	1.3%

Unrealized capital losses in fixed maturities as of September 30, 2007 and December 31, 2006, were primarily caused by interest rate movement or spread widening to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$42.4	$44.0	$55.9	$142.3
Mortgage and other asset-backed
securities	40.6	41.0	103.4	185.0
Total unrealized capital loss	$83.0	$85.0	$159.3	$327.3
Fair value	$3,532.1	$1,700.9	$4,250.5	$9,483.5

2006
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other asset-backed
securities	11.0	2.5	107.4	120.9
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2007 and December 31, 2006.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$-	$-	$0.1	$0.1
U.S. corporate, state, and municipalities	29.3	29.5	37.7	96.5
Foreign	13.1	14.4	18.2	45.7
Residential mortgage-backed	26.3	6.7	75.6	108.6
Commercial mortgage-backed	6.4	26.9	19.5	52.8
Other asset-backed	7.9	7.5	8.2	23.6
Total unrealized capital loss	$83.0	$85.0	$159.3	$327.3

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$2.1	$1.1	$0.1	$3.3
U.S. corporate, state, and municipalities	6.2	1.6	70.3	78.1
Foreign	2.5	2.1	32.2	36.8
Residential mortgage-backed	6.6	0.8	74.8	82.2
Commercial mortgage-backed	3.5	0.2	24.9	28.6
Other asset-backed	0.9	1.5	7.7	10.1
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.5% of the average book value as of September 30, 2007. In addition, this category includes 794 securities, which have an average quality rating of A. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2007.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	5.9	25	2.0		7
Foreign	5.3	16	-		-
Residential mortgage-backed	1.0	3	0.6		17
Other asset-backed	0.2	1	-		-
Total	$12.4	45	$2.6		25

* Less than $0.1.

	Nine Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	15.4	55	10.7	27
Foreign	16.4	51	1.8	3
Residential mortgage-backed	3.3	19	15.2	69
Other asset-backed	1.3	4	7.0	1
Equity securities	-	-	0.1	3
Total	$36.4	129	$41.2	107

The above schedules include $2.6 and $5.5 for the three and nine months ended September 30, 2007, respectively, and $0.6 and $15.3 for the three and nine months ended September 30, 2006, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$-	-	$-	*	1
U.S. corporate	4.3	22	2.0		7
Foreign	5.3	16	-		-
Other asset-backed	0.2	1	-		-
Total	$9.8	39	$2.0		8

* Less than $0.1.

	Nine Months Ended September 30,
	2007		2006
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4
U.S. corporate	13.9	52	10.7	27
Foreign	16.4	51	1.8	3
Other asset-backed	0.6	3	7.0	1
Total	$30.9	106	$25.9	35

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments upon disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Fixed maturities, available-for-sale	$23.2	$11.1
Equity securities, available-for-sale	(0.5)	-
Derivatives	(76.6)	(37.3)
Other investments	0.1	-
Less: allocation to experience-rated contracts	(49.1)	(26.6)
Net realized capital gains (losses)	$(4.7)	$0.4
After-tax net realized capital gains (losses)	$(3.1)	$0.3

	Nine Months Ended September 30,
	2007	2006
Fixed maturities, available-for-sale	$(35.9)	$(84.1)
Equity securities, available-for-sale	7.1	4.8
Derivatives	(75.0)	(7.2)
Other investments	0.1	-
Less: allocation to experience-rated contracts	(97.3)	(77.4)
Net realized capital losses	$(6.4)	$(9.1)
After-tax net realized capital losses	$(4.2)	$(5.9)

The decrease in Net realized capital losses for the nine months ended September 30, 2007, was primarily due to gains on seed money investments and lower other-than-temporary credit related impairments. These gains were partially offset by higher non-experience-rated losses on fixed maturity securities and derivatives. The increase for the three months ended September 30, 2007, was primarily due to losses on derivatives and fixed securities. These losses were partially offset by non-experience-rated gains on fixed maturity securities.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $79.4 and $164.5 at September 30, 2007 and December 31, 2006, respectively.

Income Taxes

As of September 30, 2007, the Company had a $51.2 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

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

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. ILIAC had a $45.0 receivable from ING AIH under the reciprocal loan agreement as of December 31, 2006. The Company had no receivable due as of September 30, 2007.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of September 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2007 and December 31, 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Financing Agreements

As of June 1, 2007, the State of Connecticut, acting by the Department of Economic and Community Development (“DECD”), loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the Windsor Property. The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provides for loan forgiveness at varying amounts up to $4.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

Capital Contributions and Dividends

During the nine months ended September 30, 2007 and 2006, ILIAC did not receive any cash capital contributions from its Parent.

During the nine months ended September 30, 2007, ILIAC did not pay any dividends on its common stock to its Parent. During the nine months ended September 30, 2006, ILIAC paid $156.0 in dividends to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed parties upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed parties for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2007, the maximum potential future exposure of the Company under the guarantee was $30.0.

Income Taxes

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the dividend received deduction (“DRD”) on separate account assets held in connection with variable annuity and life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that such regulations would apply prospectively.

Income tax obligations consist of the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $51.7 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $32.7 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed consolidated financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact tax changes that will adversely effect the Company’s products in 2007. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Legislation has also been introduced in the House of Representatives to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. In addition, the Department of Labor and the SEC have several regulatory initiatives underway to improve fee disclosures in defined contribution plans and mutual funds. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

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

ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) are involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

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

Changes in interest rates could have a negative impact on profitability and financial condition

Changes in interest rates may be caused by either changes in the underlying risk free rates or changes in the credit spreads required for various levels of risk within the market. Changes in interest rates may negatively affect the Company’s attempts to maintain profitable margins between the amounts earned on its general account investments and the amounts paid under its annuity contracts.

As interest rates rise, fixed annuity contract surrenders and withdrawals may increase as contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs and value of business acquired, as applicable, relating to such contracts, further reducing profits. In addition, rising interest rates increase unrealized losses for fixed maturities and certain derivatives where the Company assumes credit exposure. Significant or sustained increases in interest rates may result in increased other-than-temporary impairments.

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

Adverse market conditions, including a reduction in liquidity, could negatively impact the cost and ability of the Company to borrow funds

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of asset-backed securities supported by subprime mortgages, as well as other investments. These market conditions also impacted the cost of debt, including commercial paper borrowings. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources.

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

See Exhibit Index on pages 58-62 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2007 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated January 1, 2002, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 28, 2002 (File No. 33-23376).

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

10+

Service agreement, effective as of January 1, 1994 and dated March 7, 1995, as amended March 7, 1995 and July 31, 2007, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services, Inc. (nka Directed Services LLC).

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