Form 10-K
period 2007-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2008-03-31
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 25, 2008, are authorized, issued, and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2007

	TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments****	18
Item 2.	Properties**	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders*	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	20
	and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data***	21
Item 7.	Management’s Narrative Analysis of the Results of Operations and	22
	Financial Condition**
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	119
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	120

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	121
Item 11.	Executive Compensation*	121
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	121
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	121
Item 14.	Principal Accounting Fees and Services	122

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	124

	Index to Consolidated Financial Statement Schedules	125
	Signatures	129
	Exhibits Index	130

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

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The consolidated financial statements give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

	2006	2005
Total revenue	$594.9	$507.7
Net income	35.8	28.2
Additional paid-in capital:
Dividends paid	25.0	20.5
Employee share-based payments	0.1	0.2

On May 11, 2006, ILIAC organized Northfield Windsor LLC (“NWL”) as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at One Orange Way, Windsor, Connecticut (the “Windsor Property”). Effective October 1, 2007, the principal executive office of ILIAC was changed to One Orange Way, Windsor, Connecticut.

On October 31, 2007, ILIAC’s subsidiary, NWL merged with and into ILIAC. As of the merger date, NWL ceased to exist, and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s consolidated results of operations and financial position, as NWL was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented since its formation.

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

Products and Services

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension and retirement savings plan administrative services.

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

The Company’s variable annuities offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪	Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪	Annual Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.
▪	Five Year Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.
▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) a seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2007. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represent assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2007 and 2006.

	2007	2006
New deposits:
Variable annuities	$6,418.4	$5,884.9
Fixed annuities	1,531.9	1,808.7
Stabilizer	743.9	-
Total new deposits	$8,694.2	$7,693.6

Assets under management:
Variable annuities	$42,969.5	$39,992.9
Fixed annuities	15,145.7	16,287.5
Total annuities	58,115.2	56,280.4
Plan sponsored and other	1,383.2	4,709.9
Total assets under management	59,498.4	60,990.3

Assets under administration	27,876.7	25,950.4
Total assets under management
and administration	$87,375.1	$86,940.7

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.6% to 7.8% for the years 2007, 2006, and 2005. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2007, 2006, and 2005, reserve interest rates ranged from 5.1% to 5.9%.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation (“Lincoln”). At December 31, 2007 and 2006, the Company had $2.6 billion and $2.7 billion, respectively, related to reinsurance recoverable from those subsidiaries of Lincoln. Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

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

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. See “Liquidity and Capital Resources - Derivatives” in Management’s Narrative Analysis of the Results of Operations and Financial Condition for further discussion of the Company’s use of derivatives.

Ratings

On August 23, 2005, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, affirmed the stable outlook on the core insurance operating companies. There has been no change in S&P’s rating of ING U.S., including the Company, since that date.

On July 25, 2007, Moody’s Investor’s Service, Inc. (“Moody’s”) affirmed the financial strength rating of the Company, of Aa3 (Excellent) with a stable outlook. On February 12, 2008, Moody's assigned a short-term financial strength rating of Prime-1 (P-1) and reaffirmed the long-term financial strength rating of Aa3. The rating is based on the strong implicit support and financial strength of the parent company, ING.

On May 11, 2007, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best assigned an issuer credit rating of aa- to ILIAC at that time.

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

The Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate the sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity and other investment and retirement products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974.

Insurance Holding Company Laws

A number of states regulate affiliated groups that include insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on investments in, or transactions with, affiliates and may require prior approval of the payment of certain dividends by the Company to its parent.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $7.9 as of December 31, 2007 and 2006. The Company has also recorded an asset of $5.9 and $5.6 as of December 31, 2007 and 2006, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 2,076 employees as of December 31, 2007, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company, as well as, providing product development, actuarial, and finance services to the Company. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

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
▪

Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as all are less liquid than publicly traded fixed maturity securities;

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

The Company’s results of operations and financial condition may be adversely affected by general economic and business conditions or adverse capital market conditions that are less favorable than anticipated

Factors such as consumer spending, business investment, government spending, the volatility and strength of capital markets and inflation affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. For example, in an economic downturn characterized by high unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Additionally, slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses.

Adverse capital market conditions, such as that recently experienced with the decrease in the value and liquidity of asset-backed securities supported by subprime mortgages, as well as other investments, could also impact the cost of and ability of the Company to issue debt, including commercial paper borrowings. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, the FINRA, the Department of Labor and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as:

▪	Inappropriate trading of fund shares;
▪	Revenue sharing and directed brokerage;
▪	Sales and marketing practices (including sales to seniors);
▪	Suitability;
▪	Arrangements with service providers;
▪	Pricing;
▪	Product cost and fees;
▪	Compensation and sales incentives;
▪	Potential conflicts of interest;
▪	Potential anti-competitive activity;
▪	Reinsurance;
▪	Specific product types (including group annuities and indexed annuities); and
▪	Adequacy of disclosure.

It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. The Company cannot guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of mortality, lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, monitor, and manage risks may not be fully effective. Many of the Company’s methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

Item 1B.	Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.	Properties

The Company’s home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties.

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

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING Life Insurance and Annuity Company (“ILIAC”). All of ILIAC’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. (“Lion” or “Parent”), a Connecticut holding and management company. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc. (“ING AIH”), whose ultimate parent is ING Groep N.V. (“ING”).

ILIAC’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) ten percent (10%) of ILIAC’s statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

During 2007, 2006 and 2005, ILIAC paid $145.0, $256.0, and $20.5, respectively, in dividends on its common stock to Lion.

During 2006, Lion contributed to ILIAC, Directed Services, Inc., which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2007, 2006 and 2005, ILIAC did not receive any cash capital contributions from Lion.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto. Due to the correction of an error related to the identification of unreconciled net liabilities in 2007, Total shareholder’s equity, Total assets, and Future policy benefits and claims reserves have been restated for 2006 and 2005. See Changes to Prior Years Presentation for further discussion on the restatement.

		2006	2005
	2007	(Restated)	(Restated)
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,054.7	$1,029.7	$1,037.1
Fee income	789.3	714.8	609.6
Premiums	46.8	37.5	43.2
Broker-dealer commission revenue	568.4	429.2	378.1
Net realized capital gains (losses)	(8.2)	3.0	22.0
Total revenue	2,451.9	2,229.9	2,097.7
Interest credited and other benefits to contractowners	822.2	783.7	739.6
Broker-dealer commission expense	568.4	429.2	378.1
Amortization of deferred policy acquisition
costs and value of business acquired	129.2	21.3	159.9
Net income	218.4	301.8	272.7

CONSOLIDATED FINANCIAL POSITION
Total investments	$17,898.4	$19,010.5	$19,961.2
Assets held in separate accounts	48,091.2	43,550.8	35,899.8
Total assets	71,621.0	68,482.3	61,685.7
Future policy benefits and claims reserves	18,569.1	19,984.1	20,921.1
Liabilities related to separate accounts	48,091.2	43,550.8	35,899.8
Total shareholder's equity	3,041.0	3,013.7	2,970.7

ASSETS UNDER MANAGEMENT AND
ADMINISTRATION
Variable annuities	$42,969.5	$39,992.9	$35,067.7
Fixed annuities	15,145.7	16,287.5	17,034.0
Plan sponsored and other	1,383.2	4,709.9	3,335.3
Total assets under management	59,498.4	60,990.3	55,437.0
Assets under administration	27,876.7	25,950.4	23,031.6
Total assets under management and administration	$87,375.1	$86,940.7	$78,468.6

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2007, 2006 and 2005, and financial condition as of December 31, 2007 and 2006. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

(6)

The Company’s results of operations and financial condition may be adversely affected by general economic and business conditions or adverse capital market conditions that are less favorable than anticipated;

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

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc., which is an indirect, wholly-owned subsidiary of ING Groep N.V. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The consolidated financial statements give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

	2006	2005
Total revenue	$594.9	$507.7
Net income	35.8	28.2
Additional paid-in capital:
Dividends paid	25.0	20.5
Employee share-based payments	0.1	0.2

On May 11, 2006, ILIAC organized Northfield Windsor LLC (“NWL”) as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at One Orange Way, Windsor, Connecticut (the “Windsor Property”). Effective October 1, 2007, the principal executive office of ILIAC was changed to One Orange Way, Windsor, Connecticut.

On October 31, 2007, ILIAC’s subsidiary, NWL merged with and into ILIAC. As of the merger date, NWL ceased to exist, and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s consolidated results of operations and financial position, as NWL was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented since its formation.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserve interest rates vary by product and range from 1.6% to 7.8% for the years 2007, 2006 and 2005. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2007, 2006 and 2005, reserve interest rates ranged from 5.1% to 5.9%.

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

Certain variable annuity contracts offer guaranteed minimum death benefits (“GMDB”). The GMDB is accrued in the event the customer’s account value at death is below the guaranteed value and is included in reserves. See Item I, Business, “Products and Services”, for a description of the GMDBs.

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

The fair values for fixed maturities are largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable due to a limited market for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.

The fair values for actively traded equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The fair values for short-term investments are based on quoted market prices.

Derivative instruments are reported at fair value primarily using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard and Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates, which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers.

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

Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts, as follows:

▪

For deferred annuities, the estimated future gross profits of the new contracts are treated as revisions to the estimated future gross profits of the replaced contracts in the determination of amortization.

▪

As of January 1, 2007, internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Amortization of deferred policy acquisition costs and value of business acquired in the Consolidated Statements of Operations.

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are also evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future gross profits, increase the rate of amortization.

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

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Sales and favorable investment performance in the variable product lines during 2007 favorably impacted variable AUM in 2007.

While the interest rate environment during 2007 has resulted in an increase in unrealized losses as compared to 2006, overall increases in market yields have allowed for improved asset returns, and, therefore, improved margins on fixed products during 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

The Company’s results of operations for the year ended December 31, 2007, and changes therein, were primarily impacted by net amortization of DAC and VOBA and operating expenses, partially offset by fee income resulting from higher average variable AUM and favorable net margins on average fixed AUM.

	Years Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,054.7	$1,029.7	$25.0	2.4%
Fee income	789.3	714.8	74.5	10.4%
Premiums	46.8	37.5	9.3	24.8%
Broker-dealer commission revenue	568.4	429.2	139.2	32.4
Net realized capital (loss) gains	(8.2)	3.0	(11.2)	NM
Other income	0.9	15.7	(14.8)	(94.3)%
Total revenue	2,451.9	2,229.9	222.0	10.0%
Benefits and expenses:
Interest credited and other
benefits to contractowners	822.2	783.7	38.5	4.9%
Operating expenses	652.2	568.3	83.9	14.8%
Broker-dealer commission expense	568.4	429.2	139.2	32.4%
Amortization of deferred policy
acquisition costs and value
of business acquired	129.2	21.3	107.9	NM
Interest expense	5.5	2.9	2.6	89.7%
Total benefits and expenses	2,177.5	1,805.4	372.1	20.6%
Income before income taxes	274.4	424.5	(150.1)	(35.4)%
Income tax expense	56.0	122.7	(66.7)	(54.4)%
Net income	$218.4	$301.8	$(83.4)	(27.6)%
Effective tax rate	20.4%	28.9%

NM - Not meaningful.

Revenues

Total revenue increased for the year ended December 31, 2007, primarily reflecting increases in Fee income and Net investment income and partially offset by an increase in Net realized capital losses and a decrease in Other income.

Fee income increased for the year ended December 31, 2007, as overall average variable AUM increased, driven by continuing increase in sales and favorable investment performance in variable product lines.

The increase in Net investment income for the year ended December 31, 2007, was mainly due to favorable yields on investments supporting average fixed AUM.

The increase in Premiums for the year ended December 31, 2007, was entirely offset by the Interest credited and other benefits to contractowners.

The increase in Net realized capital losses for the year ended December 31, 2007, was primarily due to realized losses on derivatives, primarily related to losses on interest rate swaps and the widening of credit spreads.

Other income decreased for the year ended December 31, 2007 due to higher commissions, primarily on the sales of retirement products, during 2006 as compared to 2007.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2007, primarily due to increases in Amortization of DAC and VOBA, Operating expenses, and Interest credited and other benefits to contractowners.

The increase in Amortization of DAC and VOBA for the year ended December 31, 2007, was primarily driven by an increase in actual gross profits related to higher fee income and fixed margins in 2007. In addition, amortization for the year ended December 31, 2006 was lower due to favorable unlocking, as a result of prospective expense assumption changes.

Operating expenses for the year ended December 31, 2007 increased in conjunction with the growth of the business and were primarily driven by higher operating expenses and commissions. The increase in commissions was due to higher renewal premiums and higher average variable AUM.

Interest credited and other benefits to contractowners increased for the year ended December 31, 2007, primarily driven by the increase in reserves associated with minimum guarantees on variable annuities due to the widening of credit spreads in the fourth quarter of 2007.

Income Taxes

Income tax expense decreased for the year ended December 31, 2007, primarily due to the audit settlement with the State of Connecticut, dividends received deduction, and lower income before taxes.

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

Portfolio Composition

The following table presents the investment portfolio at December 31, 2007 and 2006.

	2007		2006
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,250.4	79.6%	$16,211.7	85.3%
Equity securities, available-for-sale	446.4	2.5%	251.7	1.3%
Mortgage loans on real estate	2,089.4	11.7%	1,879.3	9.9%
Policy loans	273.4	1.5%	268.9	1.4%
Other investments	838.8	4.7%	398.9	2.1%
Total investments	$17,898.4	100.0%	$19,010.5	100.0%

Fair Values

The following table identifies the fair value of fixed maturities and equity securities available-for-sale, as well as short-term investments and derivatives by pricing source as of December 31, 2007 and 2006.

		Valuation	Valuation
		Techniques	Techniques
	Published	with	without
	Price	Market	Market
2007	Quotations	Inputs	Inputs	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$11,333.8	$2,916.6	$-	$14,250.4
Equity securities, available-for-sale	446.4	-	-	446.4
Other investments (primarily derivatives
and short-term investments)	168.0	34.7	-	202.7

Liabilities:
Other liabilities (primarily derivatives)	-	200.3	-	200.3

		Valuation	Valuation
		Techniques	Techniques
	Published	with	without
	Price	Market	Market
	Quotations	Inputs	Inputs	Total
2006
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$13,891.2	$2,320.5	$-	$16,211.7
Equity securities, available-for-sale	251.7	-	-	251.7
Other investments (primarily derivatives
and short-term investments)	5.7	33.6	0.4	39.7

Liabilities:
Other liabilities (primarily derivatives)	-	45.1	0.4	45.5

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including
fixed maturities pledged	14,314.9	222.7	287.2	14,250.4
Less: fixed maturities pledged	940.2	8.0	14.1	934.1

Total fixed maturities	$13,374.7	$214.7	$273.1	$13,316.3

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2006.

	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$25.5	$0.1	$-	$25.6
U.S. government agencies and authorities	276.6	3.6	3.3	276.9
State, municipalities, and political subdivisions	45.4	1.1	0.1	46.4

U.S. corporate securities:
Public utilities	1,111.4	9.1	15.7	1,104.8
Other corporate securities	4,281.8	47.6	62.3	4,267.1
Total U.S. corporate securities	5,393.2	56.7	78.0	5,371.9

Foreign securities(1):
Government	466.0	31.8	3.5	494.3
Other	2,000.4	28.3	33.3	1,995.4
Total foreign securities	2,466.4	60.1	36.8	2,489.7

Residential mortgage-backed securities	4,529.8	52.4	82.2	4,500.0
Commercial mortgage-backed securities	2,261.3	14.0	28.6	2,246.7
Other asset-backed securities	1,258.1	6.5	10.1	1,254.5

Total fixed maturities, including
fixed maturities pledged	16,256.3	194.5	239.1	16,211.7
Less: fixed maturities pledged	1,106.2	6.4	13.1	1,099.5

Total fixed maturities	$15,150.1	$188.1	$226.0	$15,112.2

(1) Primarily U.S. dollar denominated.

At December 31, 2007 and 2006, the Company’s carrying value of fixed maturities, available-for-sale, including securities pledged to creditors, (hereinafter referred to as “total fixed maturities”) represented 79.6% and 85.3%, respectively, of the total general account invested assets. For the same periods, $10,179.9, or 71.4% of total fixed maturities, and $13,505.3, or 83.3% of total fixed maturities, respectively, supported experience-rated products.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2007 and 2006, the average qualify rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows at December 31, 2007 and 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,446.7	45.3%	$7,824.0	48.2%
AA	956.4	6.7%	1,135.6	7.0%
A	2,114.4	14.8%	2,588.4	16.0%
BBB	3,932.9	27.6%	3,920.4	24.2%
BB	591.0	4.1%	652.8	4.0%
B and below	209.0	1.5%	90.5	0.6%
Total	$14,250.4	100.0%	$16,211.7	100.0%

94.4% and 95.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2007 and 2006, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2007 and 2006.

	2007		2006
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$11.9	0.1%	$25.6	0.2%
U.S. government agencies and authorities	0.6	0.0%	276.9	1.7%
U.S. corporate, state, and municipalities	4,944.3	34.7%	5,418.3	33.3%
Foreign	2,335.2	16.4%	2,489.7	15.4%
Residential mortgage-backed	4,184.4	29.4%	4,500.0	27.8%
Commercial mortgage-backed	1,885.7	13.2%	2,246.7	13.9%
Other asset-backed	888.3	6.2%	1,254.5	7.7%
Total	$14,250.4	100.0%	$16,211.7	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2007, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$363.4	$363.6
After one year through five years	2,440.7	2,451.6
After five years through ten years	2,779.9	2,761.2
After ten years	1,733.2	1,715.6
Mortgage-backed securities	6,073.4	6,070.1
Other asset-backed securities	924.3	888.3
Less: securities pledged to creditors	940.2	934.1
Fixed maturities, excluding securities pledged to creditors	$13,374.7	$13,316.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2007 or 2006.

At December 31, 2007 and 2006, fixed maturities with fair values of $13.9 and $11.2, respectively, were on deposit as required by regulatory authorities.

The Company invest in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2007 and 2006, approximately 11.3% and 8.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $279.5 and $219.5 in ING proprietary funds as of December 31, 2007 and 2006, respectively.

Subprime Mortgage Exposure

Credit markets have recently become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any residential mortgage backed securities (“RMBS”) not clearly identifiable as prime or subprime into the Alt-A category and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2007.

As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $410.2 and $32.9, respectively, representing 2.3% of total investments. 95.5% of these securities were rated “AAA” or “AA”. This exposure was primarily in the form of asset-backed securities (“ABS”) structures, collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity. Of the total subprime residential mortgage backed securities portfolio, 35.7% were issued in 2007, 14.8% in 2006, and 49.5% in 2005 and prior. The ABS CDO had no unrealized loss and a fair value of $0.4 at December 31, 2007.

The Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.3 billion and $38.1, respectively, representing 7.2% of total investments at December 31, 2007. 99.9% of these securities were AAA-rated. The Alt-A mortgage backed securities portfolio included 28.4% issued in 2007, 12.9% in 2006, and 58.7% in 2005 and prior.

Total RMBS (including CMO and ABS structures) was $4.2 billion with 9.8% consisting of subprime residential mortgage backed securities and 30.4% consisting of Alt-A mortgage backed securities. The RMBS portfolio is of high credit quality with 100.0% of the portfolio rated AAA. Further, 12.4% of the RMBS portfolio was issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools.

Commercial Mortgage-backed and Other Asset-backed Securities

While the delinquency rates on commercial mortgages have been stable in recent years, commercial real estate rents and property values have recently become more volatile. In addition, there are growing concerns with consumer loans as a result of the current economic environment, which includes lower family income and higher unemployment rates.

At December 31, 2007, the fair value of the Company’s Commercial mortgage-backed securities (“CMBS”) totaled $1.9 billion, and Other ABS, excluding subprime exposure, totaled $512.8. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. The Other ABS is also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility and collateralized loan obligations comprising 34.5%, 18.8%, 17.6% and 13.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS and Other ABS holdings by credit quality and vintage year as of December 31, 2007:

CMBS
% of Total CMBS		Vintage

AAA	84.1%	2007	25.4%
AA	9.3%	2006	11.5%
A	6.4%	2005 and prior	63.1%
BBB	0.2%

Other ABS
% of Total Other ABS		Vintage

AAA	60.1%	2007	26.2%
AA	5.8%	2006	12.9%
A	16.8%	2005 and prior	60.9%
BBB	16.7%
BB and below	0.6%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,089.4 and $1,879.3 at December 31, 2007 and 2006, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At December 31, 2007 and 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 16.8% and 17.7% and of properties in California at December 31, 2007 and 2006, respectively.

Unrealized Capital Losses

Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2007 and 2006.

	2007				2006
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six
months below
amortized cost	$44.8	15.7%	$4.1	1.4%	$20.6	8.5%	$1.2	0.5%
More than six
months and less
than twelve months
below amortized cost	119.5	41.6%	11.8	4.1%	6.6	2.8%	0.7	0.3%
More than twelve
months below
amortized cost	102.0	35.5%	5.0	1.7%	208.9	87.4%	1.1	0.5%
Total unrealized capital loss	$266.3	92.8%	$20.9	7.2%	$236.1	98.7%	$3.0	1.3%

Unrealized capital losses in fixed maturities at December 31, 2007 and 2006, were primarily related to interest rate movement or spread widening to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2007 and 2006.

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months	Total
	Below	Below	Below	Unrealized
	Amortized	Amortized	Amortized	Capital
2007	Cost	Cost	Cost	Loss
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other asset-backed
securities	30.1	69.0	58.2	157.3
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

2006
Interest rate or spread widening	$10.8	$4.8	$102.6	$118.2
Mortgage and other asset-backed
securities	11.0	2.5	107.4	120.9
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1
Fair value	$2,447.4	$501.5	$6,726.2	$9,675.1

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2007 and 2006.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2007	Cost	Cost	Cost	Loss
U.S. corporate, state, and
municipalities	$10.7	$40.7	$31.6	$83.0
Foreign	8.1	21.6	17.2	46.9
Residential mortgage-backed	17.3	18.2	28.0	63.5
Commercial mortgage-backed	4.2	33.4	14.7	52.3
Other asset-backed	8.6	17.4	15.5	41.5
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2

2006
U.S. government agencies and
authorities	$2.1	$1.1	$0.1	$3.3
U.S. corporate, state, and
municipalities	6.2	1.6	70.3	78.1
Foreign	2.5	2.1	32.2	36.8
Residential mortgage-backed	6.6	0.8	74.8	82.2
Commercial mortgage-backed	3.5	0.2	24.9	28.6
Other asset-backed	0.9	1.5	7.7	10.1
Total unrealized capital loss	$21.8	$7.3	$210.0	$239.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.9% of the average book value as of December 31, 2007. In addition, this category includes 761 securities, which have an average quality rating of AA. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2007.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
Limited partnerships	$3.0	1	$-	-	$-	-
U.S. treasuries	-	-	6.4	4	0.1	2
U.S. corporate	36.3	113	24.4	67	3.9	15
Foreign	19.1	54	4.2	10	0.3	1
Residential mortgage-backed	7.1	30	16.6	76	44.7	82
Other asset-backed	10.5	21	7.0	1	-	-
Equity securities	-	-	0.1	3	-	-
Total	$76.0	219	$58.7	161	$49.0	100

The above schedule includes $16.4, $16.1, and $43.3 for the years ended December 31, 2007, 2006, and 2005, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $59.6, $42.6, and $5.7 in write-downs for the years ended December 31, 2007, 2006, and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs recognized by type for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4	$0.1	2
U.S. corporate	31.6	102	24.4	67	2.3	13
Foreign	19.1	54	4.2	10	-	-
Residential mortgage-backed	2.6	2	0.6	1	3.3	2
Other asset-backed	6.3	16	7.0	1	-	-
Total	$59.6	174	$42.6	83	$5.7	17

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$(50.3)	$(67.0)	$1.0
Equity securities, available-for-sale	6.4	9.3	12.4
Derivatives	(123.0)	(3.9)	17.9
Other	(2.6)	-	(0.3)
Less: allocation to experience-rated contracts	161.3	(64.6)	9.0
Net realized capital (losses) gains	$(8.2)	$3.0	$22.0
After-tax net realized capital (losses) gains	$(5.3)	$2.0	$14.3

The increase in Net realized capital losses for the year ended December 31, 2007, was primarily due to realized losses on derivatives, primarily related to losses on interest rate swaps and widening of credit spreads.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $53.8, $164.5, and $240.3, at December 31, 2007, 2006, and 2005, respectively.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING AIH, an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. As of December 31, 2007 and 2006, ILIAC had no amount due to ING AIH under the reciprocal loan agreement. As of December 31, 2007, ILIAC had no amount due from ING AIH under the reciprocal loan agreement and $45.0 receivable from ING AIH as of December 31, 2006.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2007 and 2006, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. At December 31, 2007 and 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2007 and 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Financing Agreement

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

Capital Contributions and Dividends

During 2006, Lion contributed to ILIAC DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2007, 2006, and 2005, ILIAC did not receive any cash capital contributions from its parent.

During 2007, 2006, and 2005, ILIAC paid $145.0, $256.0, and $20.5, respectively, in dividends on its common stock to its parent.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contractowner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by affiliates of the Company, or in other selected mutual funds not managed by affiliates of the Company.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account), less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuities issued by the Company are combination contracts offering both variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death benefit rider fees charged to the contractowner, less the cost of administering the product, as well as the cost of providing for the guaranteed death benefits.

Minimum Guarantees

Variable annuity contracts containing minimum guarantees expose the Company to additional risks. For guaranteed minimum death benefits, a decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contractowners due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death benefits.

The Company’s variable annuities offer one or more of the following guaranteed minimum benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪	Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contractowner, adjusted for any contract withdrawals.
▪	Annual Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.
▪	Five Year Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.
▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) a seven year ratchet or (2) aggregate premiums paid by the contractowner accruing interest at 4% per annum.

Products offering Annual Ratchet, Five Year Ratchet, Combination Ratchet and 5% RollUp, and Combination Seven-Year Ratchet and 4% RollUp, guarantees are no longer being sold by the Company. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. These guarantees are accounted for as derivatives under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). At December 31, 2007, the fair value of the guaranteed benefits was $78.1. The guaranteed benefits had no fair value at December 31, 2006.

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

At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. During 2007 and 2006, $87.3 and $79.4, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2007, the fair value of credit default swaps of $7.9 and $16.8 was included in Other investments and Other liabilities, respectively, on the Balance Sheets. As of December 2007, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $136.2.

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2007, the maximum potential future exposure to the Company under the guarantee was $30.0.

As of December 31, 2007, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$13.5	$4.6	$5.9	$2.5	$0.5
Purchase obligations(2)	357.8	357.8	-	-	-
Reserves for insurance
obligations(3)	60,301.9	9,128.7	17,813.3	17,110.8	16,249.1
Construction agreement
obligations(4)	6.8	6.8	-	-	-
Pension obligations(5)	97.4	14.9	23.9	21.2	37.4
Total	$60,777.4	$9,512.8	$17,843.1	$17,134.5	$16,287.0

(1)	Operating lease obligations relate to the rental of office space under various noncancelable operating lease agreements, the longest term of which expires in April of 2014.
(2)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing, however, of funding these commitments cannot be estimated. Therefore, the total amount of the commitments is included in the category “Less than 1 Year.”

(3)	Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations under its variable annuity, fixed annuity, and other investment and retirement products.
(4)

Construction agreement obligations relate to the construction and development of the Windsor Property under various agreements, which was substantially complete by October 1, 2007, with final payments to be made in the second quarter of 2008.

(5)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2007 and 2006, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $757.6 and $832.4, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $734.8 and $833.2 at December 31, 2007 and 2006, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse purchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2007 and 2006, the Company did not have reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2007. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

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

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2007, ILIAC has total adjusted capital above all required capital levels.

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

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $42.2 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $18.6 cannot be reliably estimated.

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”, which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, as investment contracts.

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of DAC and VOBA to include internal replacements.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying consolidated financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2006. The provisions regarding the change in the measurement date of postretirement benefit plans were not applicable, as the Company already used a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Consolidated Balance Sheets at December 31, 2006 was $(0.5).

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS No. 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

▪	Acquisition-related costs to be recognized separately and generally expensed;
▪	Non-obligatory restructuring costs to be recognized separately when the liability is incurred;
▪	Contractual contingencies acquired to be recorded at acquisition-date fair values;

▪	A bargain purchase, which occurs when the fair value of net assets acquired exceeds the consideration transferred plus any non-controlling interest in the acquiree, to be recognized as a gain; and
▪	The nature and financial effects of the business combination to be disclosed.

FAS No. 141R also amends or eliminates various other authoritative literature.

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009.

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

FAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company will not be electing the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

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

Legislative Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact tax changes that will adversely effect the Company’s products in 2008. Legislation has also been introduced in the House of Representatives to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. In addition, the Department of Labor and the SEC have several regulatory initiatives underway to improve fee disclosures in defined contribution plans and mutual funds. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

The following schedule demonstrates the potential changes in the 2007 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2007. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. A significant portion of the Company’s contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2007 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2007	2007
Increase of 1%	$2.8	$2.8
Decrease of 1%	(7.0)	(7.0)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2007	2007
Increase of 1%	$2.3	$8.8
Decrease of 1%	0.6	(17.4)

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

The following schedule demonstrates the potential changes in 2007 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2007. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2007 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2007	2007
Increase of 10%	$27.0	$27.0
Decrease of 10%	(27.7)	(27.7)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2007	2007
Increase of 10%	$(10.3)	$45.8
Decrease of 10%	10.8	(48.2)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	62

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2007, 2006, and 2005	63

Consolidated Balance Sheets as of
December 31, 2007 and 2006	64

Consolidated Statements of Changes in Shareholder's Equity
for the years ended December 31, 2007, 2006, and 2005	66

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005	67

Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company restated 2006 and 2005 retained earnings (deficit), asset, and liability amounts presented in their consolidated balance sheets and changes in shareholder’s equity.

/s/  Ernst & Young LLP

Atlanta, Georgia

March 25, 2008

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Net investment income	$1,054.7	$1,029.7	$1,037.1
Fee income	789.3	714.8	609.6
Premiums	46.8	37.5	43.2
Broker-dealer commission revenue	568.4	429.2	378.1
Net realized capital gains (losses)	(8.2)	3.0	22.0
Other income	0.9	15.7	7.7
Total revenue	2,451.9	2,229.9	2,097.7
Benefits and expenses:
Interest credited and other benefits
to contractowners	822.2	783.7	739.6
Operating expenses	652.2	568.3	524.3
Broker-dealer commission expense	568.4	429.2	378.1
Amortization of deferred policy acquisition
cost and value of business acquired	129.2	21.3	159.9
Interest expense	5.5	2.9	1.6
Total benefits and expenses	2,177.5	1,805.4	1,803.5
Income before income taxes	274.4	424.5	294.2
Income tax expense	56.0	122.7	21.5
Net income	$218.4	$301.8	$272.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2007	2006
		(Restated)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $13,374.7 at 2007 and $15,150.1 at 2006)	$13,316.3	$15,112.2
Equity securities, available-for-sale, at fair value
(cost of $440.1 at 2007 and $233.6 at 2006)	446.4	251.7
Mortgage loans on real estate	2,089.4	1,879.3
Policy loans	273.4	268.9
Limited partnerships/corporations	636.1	359.2
Other investments	202.7	39.7
Securities pledged (amortized cost of $940.2 at 2007 and $1,106.2 at 2006)	934.1	1,099.5
Total investments	17,898.4	19,010.5
Cash and cash equivalents	252.3	311.2
Short-term investments under securities loan agreement	183.9	283.1
Accrued investment income	168.3	180.4
Receivables for securities sold	5.6	90.1
Reinsurance recoverable	2,594.4	2,715.4
Deferred policy acquisition costs	728.6	622.6
Value of business acquired	1,253.2	1,340.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	-	45.0
Due from affiliates	10.6	9.1
Property and equipment	147.4	75.1
Other assets	112.1	73.8
Assets held in separate accounts	48,091.2	43,550.8
Total assets	$71,621.0	$68,482.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2007	2006
		(Restated)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$18,569.1	$19,984.1
Payables for securities purchased	0.2	42.6
Payables under securities loan agreement	165.1	283.1
Notes payable	9.9	-
Borrowed money	738.4	833.2
Due to affiliates	130.7	82.8
Current income taxes	56.8	59.8
Deferred income taxes	275.9	261.1
Other liabilities	542.7	371.1
Liabilities related to separate accounts	48,091.2	43,550.8
Total liabilities	68,580.0	65,468.6

Shareholder's equity
Common stock (100,000 shares authorized; 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,159.3	4,299.5
Accumulated other comprehensive loss	(33.8)	(14.0)
Retained earnings (deficit)	(1,087.3)	(1,274.6)
Total shareholder's equity	3,041.0	3,013.7
Total liabilities and shareholder's equity	$71,621.0	$68,482.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder's Equity Sheets

(In millions)

			Accumulated	Retained	Total
		Additional	Other	Earnings	Shareholder's
	Common	Paid-In	Comprehensive	(Deficit)	Equity
	Stock	Capital	Income (Loss)	(Restated)	(Restated)
Balance at December 31, 2004	$2.8	$4,566.8	$67.1	$(1,877.1)	$2,759.6
Prior period adjustment ($43.1 pretax)	-	-	-	28.0	28.0
Balance at January 1, 2005	2.8	4,566.8	67.1	(1,849.1)	2,787.6
Comprehensive income:
Net income	-	-	-	272.7	272.7
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(108.4) pretax)	-	-	(77.5)	-	(77.5)
Minimum pension liability ($(1.1) pretax)	-	-	5.1	-	5.1
Total comprehensive income					200.3
Dividends paid	-	(20.5)	-	-	(20.5)
Employee share-based payments	-	3.3	-	-	3.3
Balance at December 31, 2005	2.8	4,549.6	(5.3)	(1,576.4)	2,970.7
Comprehensive income:
Net income	-	-	-	301.8	301.8
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(23.4) pretax)	-	-	(10.7)	-	(10.7)
Pension liability and FAS No. 158
transition adjustment ($3.9 pretax)	-	-	2.5	-	2.5
					293.6
Total comprehensive income
Cumulative effect of change in accounting
principle ($(0.8) pretax)			(0.5)	-	(0.5)
Dividends paid	-	(256.0)	-	-	(256.0)
Employee share-based payments	-	5.9	-	-	5.9
Balance at December 31, 2006	2.8	4,299.5	(14.0)	(1,274.6)	3,013.7
Cumulative effect of change in
accounting principle	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	218.4	218.4
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(27.7) pretax), including
tax valuation allowance of $(6.4)	-	-	(24.4)	-	(24.4)
Pension liability ($7.1 pretax)	-	-	4.6	-	4.6
Total comprehensive income					198.6
Dividends paid	-	(145.0)	-	-	(145.0)
Employee share-based payments	-	4.8	-	-	4.8
Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$218.4	$301.8	$272.7
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value
of business acquired, and sales inducements	(193.4)	(191.0)	(174.0)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	133.9	25.9	165.8
Net accretion/decretion of discount/premium	72.7	83.8	115.5
Future policy benefits, claims reserves, and
interest credited	599.0	662.5	634.2
Provision for deferred income taxes	30.4	75.6	11.0
Net realized capital losses (gains)	8.2	(3.0)	(22.0)
Depreciation	18.2	12.6	12.0
Change in:
Accrued investment income	12.1	23.2	(21.6)
Reinsurance recoverable	121.0	81.3	104.6
Other receivable and assets accruals	(37.0)	(20.1)	2.6
Due to/from affiliates	46.4	20.4	4.6
Other payables and accruals	17.8	86.3	(49.8)
Other, net	(16.4)	5.9	3.3
Net cash provided by operating activities	1,031.3	1,165.2	1,058.9
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	10,235.6	10,355.2	19,232.3
Equity securities, available-for-sale	113.8	91.7	119.8
Mortgage loans on real estate	205.4	197.0	179.0
Acquisition of:
Fixed maturities, available-for-sale	(8,425.5)	(8,802.1)	(19,435.9)
Equity securities, available-for-sale	(243.9)	(149.1)	(120.4)
Mortgage loans on real estate	(415.1)	(680.3)	(484.8)
Policy loans	(4.5)	(6.5)	0.3
Derivatives, net	32.2	1.4	4.2
Limited partnerships, net	(279.5)	(237.6)	(46.3)
Other investments	(182.1)	(4.0)	(1.5)
Purchases of property and equipment, net	(90.5)	(54.5)	(14.2)
Net cash provided by (used in) investing activities	945.9	711.2	(567.5)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,600.0	1,875.7	2,024.2
Maturities and withdrawals from investment contracts	(3,451.2)	(3,420.7)	(2,237.5)
Short-term loans to affiliates	45.0	86.0	(106.0)
Short-term borrowings	(94.8)	(107.9)	(116.3)
Notes payable	9.9	-	-
Dividends to Parent	(145.0)	(256.0)	(20.5)
Net cash used in financing activities	(2,036.1)	(1,822.9)	(456.1)
Net (decrease) increase in cash and cash equivalents	(58.9)	53.5	35.3
Cash and cash equivalents, beginning of year	311.2	257.7	222.4
Cash and cash equivalents, end of year	$252.3	$311.2	$257.7
Supplemental cash flow information:
Income taxes paid, net	$45.1	$37.6	$47.1
Interest paid	$44.6	$40.8	$32.0

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

The consolidated financial statements include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The consolidated financial statements give effect to the DSL consolidation transactions as if they had occurred on January 1, 2004 and include the following:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2006	2005
Total revenue	$594.9	$507.7
Net income	35.8	28.2
Additional paid-in capital:
Dividends paid	25.0	20.5
Employee share-based payments	0.1	0.2

On May 11, 2006, ILIAC organized NWL as a wholly-owned subsidiary for the purpose of purchasing, constructing, developing, leasing, and managing a new corporate office facility to be located at One Orange Way, Windsor, Connecticut (the “Windsor Property”). Effective October 1, 2007, the principal executive office of ILIAC was changed to One Orange Way, Windsor, Connecticut.

On October 31, 2007, ILIAC’s subsidiary, NWL merged with and into ILIAC. As of the merger date, NWL ceased to exist, and ILIAC became the surviving corporation. The merger did not have an impact on ILIAC’s consolidated results of operations and financial position, as NWL was a wholly-owned subsidiary and already included in the consolidated financial statements for all periods presented since its formation.

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

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension and retirement savings plan administrative services.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

SOP 05-1 was adopted by the Company on January 1, 2007, and is effective for internal replacements occurring on or after that date. As a result of implementing SOP 05-1, the Company recognized a cumulative effect of change in accounting principle of $43.4, before tax, or $28.2, net of $15.2 of income taxes, as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company revised its accounting policy on the amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") to include internal replacements.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS No. 158. The effect of adopting FAS No. 158 on the Company’s financial condition at December 31, 2006 is included in the accompanying consolidated financial statements. FAS No. 158 did not have a significant effect on the Company’s financial condition at December 31, 2006. The provisions regarding the change in the measurement date of postretirement benefit plans are not applicable, as the Company already uses a measurement date of December 31 for its pension plans.

The incremental effects of adopting the provisions of FAS No. 158 on the Company’s Consolidated Balance Sheets at December 31, 2006 was $(0.5).

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

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS No. 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

▪	Acquisition-related costs to be recognized separately and generally expensed;
▪	Non-obligatory restructuring costs to be recognized separately when the liability is incurred;
▪	Contractual contingencies acquired to be recorded at acquisition-date fair values;
▪	A bargain purchase, which occurs when the fair value of net assets acquired exceeds the consideration transferred plus any non-controlling interest in the acquiree, to be recognized as a gain; and
▪	The nature and financial effects of the business combination to be disclosed.

FAS No. 141R also amends or eliminates various other authoritative literature.

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009.

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

FAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of Retained earnings (deficit). The Company will not be electing the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

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

In addition, the Company invests in structured securities that meet the criteria of the Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been adverse change in cash flow since the last remeasurement date.

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

Valuation

The fair value for fixed maturities is largely determined by one of two pricing methods: published price quotations or valuation techniques with market inputs. Security pricing is applied using a hierarchy or “waterfall” approach, whereby prices are first sought from published price quotations, including independent pricing services or broker-dealer quotations. Published price quotations may be unavailable or deemed unreliable due to a limited market for securities that are rarely traded or are traded only in privately negotiated transactions. As such, fair values for the remaining securities, consisting primarily of privately placed bonds, are then determined using risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses). At December 31, 2007 and 2006, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of and 16.8% and 17.7% of properties in California at December 31, 2007 and 2006, respectively.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value.

Derivative instruments are reported at fair value primarily using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations.

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

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Other investments or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

General

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

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with Statement of Position 05-1.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred.

At December 31, 2007 and 2006, total accumulated depreciation and amortization was $120.7 and $107.5, respectively. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated or amortized. The Company’s property and equipment are depreciated using the following estimated useful lives.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Estimated Useful Lives
Buildings	40 years
Furniture and fixtures	5 years
Leasehold improvements	10 years, or the life of the lease, whichever is shorter
Equipment	3 years
Software	3 years

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves interest rates vary by product and ranged from 1.6% to 7.8% for the years 2007, 2006, and 2005. Certain reserves also include unrealized gains and losses related to investments and unamortized realized gains and losses on investments for experience-rated contracts. Reserves on experienced-rated contracts reflect the rights of contractowners, plan participants, and the Company. Reserves for group immediate annuities without life contingent payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2007, 2006, and 2005, reserve interest rates ranged from 5.1% to 5.9%.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Assets and liabilities of separate account arrangements that do not meet the criteria for separate presentation in the Consolidated Balance Sheets (primarily the guaranteed interest option), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2007 and 2006, unrealized capital losses of $11.0 and $7.3, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.6 billion and $2.7 billion at December 31, 2007 and 2006, respectively, is related to the reinsurance recoverable from certain subsidiaries of Lincoln arising from the disposal of the Company’s individual life insurance business in 1998 (see the Reinsurance footnote). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including
securities pledged	14,314.9	222.7	287.2	14,250.4
Less: securities pledged	940.2	8.0	14.1	934.1
Total fixed maturities	13,374.7	214.7	273.1	13,316.3
Equity securities	440.1	13.8	7.5	446.4

Total investments, available-for-sale	$13,814.8	$228.5	$280.6	$13,762.7

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

(1) Primarily U.S. dollar denominated.

At December 31, 2007 and 2006, net unrealized losses were $58.2 and $26.5, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities. At December 31, 2007 and 2006, $16.4 and $52.4, respectively, of net unrealized capital gains (losses) was related to experience-rated contracts and was not reflected in Shareholder’s equity but in Future policy benefits and claim reserves.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of December 31, 2007, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$363.4	$363.6
After one year through five years	2,440.7	2,451.6
After five years through ten years	2,779.9	2,761.2
After ten years	1,733.2	1,715.6
Mortgage-backed securities	6,073.4	6,070.1
Other asset-backed securities	924.3	888.3
Less: securities pledged	940.2	934.1
Fixed maturities, excluding securities pledged	$13,374.7	$13,316.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2007 or 2006.

At December 31, 2007 and 2006, fixed maturities with fair values of $13.9 and $11.2, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2007 and 2006, approximately 11.3% and 8.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $279.5 and $219.5 in ING proprietary funds as of December 31, 2007 and 2006, respectively.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2007 and 2006, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $757.6 and $832.4, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $734.8 and $833.2 at December 31, 2007 and 2006, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also engages in reverse repurchase agreements. At December 31, 2007 and 2006, the Company did not have any reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2007 and 2006. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2007 and 2006, were primarily related to interest rate movement or spread widening to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged, in unrealized capital loss positions at December 31, 2007 and 2006.

	Less than	More than	More than
	Six	Six Months	Twelve
	Months	and less than	Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2007	Cost	Cost	Costs	Loss
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other
asset-backed securities	30.1	69.0	58.2	157.3
Total unrealized capital losses	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 96.9% of the average book value. In addition, this category includes 761 securities, which have an average quality rating of AA. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2007.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
Limited partnerships	$3.0	1	$-	-	$-	-
U.S. Treasuries	-	-	6.4	4	0.1	2
U.S. corporate	36.3	113	24.4	67	3.9	15
Foreign	19.1	54	4.2	10	0.3	1
Residential mortgage-backed	7.1	30	16.6	76	44.7	82
Other asset-backed	10.5	21	7.0	1	-	-
Equity securities	-	-	0.1	3	-	-

Total	$76.0	219	$58.7	161	$49.0	100

The above schedule includes $16.4, $16.1, and $43.3 for the years ended December 31, 2007, 2006, and 2005, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $59.6, $42.6, and $5.7 in write-downs for the years ended December 31, 2007, 2006, and 2005, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs recognized by type for the years ended December 31, 2007, 2006, and 2005.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2007		2006		2005
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$6.4	4	$0.1	2
U.S. corporate	31.6	102	24.4	67	2.3	13
Foreign	19.1	54	4.2	10	-	-
Residential mortgage-backed	2.6	2	0.6	1	3.3	2
Other asset-backed	6.3	16	7.0	1	-	-
Total	$59.6	174	$42.6	83	$5.7	17

The remaining fair value of the fixed maturities with other-than-temporary impairments at December 31, 2007, 2006, and 2005 was $1,210.8, $704.4, and $475.0, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$895.5	$969.0	$978.9
Equity securities, available-for-sale	38.5	10.5	9.7
Mortgage loans on real estate	118.5	93.6	73.0
Policy loans	14.1	13.2	30.0
Short-term investments and cash equivalents	2.2	2.4	2.7
Other	88.3	44.5	38.7
Gross investment income	1,157.1	1,133.2	1,133.0
Less: investment expenses	102.4	103.5	95.9
Net investment income	$1,054.7	$1,029.7	$1,037.1

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2007, 2006, and 2005.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2007	2006	2005
Fixed maturities, available-for-sale	$(50.3)	$(67.0)	$1.0
Equity securities, available-for-sale	6.4	9.3	12.4
Derivatives	(123.0)	(3.9)	17.9
Other	(2.6)	-	(0.3)
Less: allocation to experience-rated contracts	161.3	(64.6)	9.0
Net realized capital (loss) gains	$(8.2)	$3.0	$22.0
After-tax net realized capital (loss) gains	$(5.3)	$2.0	$14.3

The increase in Net realized capital losses for the year ended December 31, 2007, was primarily due to realized losses on derivatives, primarily related to losses on interest rate swaps and widening of credit spreads.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experienced-rated contractowners were $53.8, $164.5, $240.3, at December 31, 2007, 2006, and 2005, respectively.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses, excluding those related to experience-related contracts, were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Proceeds on sales	$5,738.8	$6,481.2	$10,062.3
Gross gains	66.4	109.0	161.1
Gross losses	(101.2)	110.9	93.9

3.	Financial Instruments

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives and limited partnerships) approximate the fair values of the assets and liabilities. Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with key financial data from third party sources or through values established by third party brokers, on the Consolidated Balance Sheets.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2007 and 2006.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$14,250.4	$14,250.4	$16,211.7	$16,211.7
Equity securities, available-for-sale	446.4	446.4	251.7	251.7
Mortgage loans on real estate	2,089.4	2,099.3	1,879.3	1,852.6
Policy loans	273.4	273.4	268.9	268.9
Cash, cash equivalents, and
short-term investments under
securities loan agreement	436.2	436.2	594.3	594.3
Other investments	838.8	838.8	398.9	398.9
Assets held in separate accounts	48,091.2	48,091.2	43,550.8	43,550.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,251.1	1,308.7	1,475.1	1,529.2
Without a fixed maturity	13,421.9	13,379.1	14,407.2	14,367.8
Derivatives	200.3	200.3	45.1	45.1

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2007	2006	2007	2006
Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company’s fixed maturities portfolio,
as well as the Company’s liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	$7,680.0	$3,277.8	$(111.6)	$16.4

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	224.5	204.4	(45.3)	(30.9)

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
an additional payment (purchased credit
protection) or will be required to make an additional
payment (sold credit protection) equal to the notional
value of the swap contract.	335.9	756.8	(8.8)	(2.5)

Total Return Swaps
Total return swaps are used to assume credit
exposure to a referenced index or asset pool.
The difference between different floating-rate
interest amounts calculated by reference to an
agreed upon notional principal amount is exchanged
with other parties at specified intervals.	-	139.0	-	0.3

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2007	2006	2007	2006
Swaptions
Swaptions are used to manage interest rate risk in the
Company’s collateralized mortgage obligation portfolio.
Swaptions are contracts that give the Company the
option to enter into an interest rate swap at a specific
future date.	$542.3	$1,112.0	$0.2	$5.2

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	40.8	(2.7)
Within annuity products	N/A*	N/A*	78.1	-

* N/A - not applicable.

Credit Default Swaps

As of December 31, 2007, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $136.2.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2007, 2006, and 2005.

Balance at January 1, 2005	$414.5
Prior period adjustment	(1.0)
Balance at January 1, 2005 (restated)	413.5
Deferrals of commissions and expenses	123.1
Amortization:
Amortization	(59.6)
Interest accrued at 5% to 7%	30.7
Net amortization included in the Consolidated Statements of Operations	(28.9)
Change in unrealized capital gains (losses) on available-for-sale securities	3.7
Balance at December 31, 2005	511.4
Deferrals of commissions and expenses	136.0
Amortization:
Amortization	(62.1)
Interest accrued at 6% to 7%	37.5
Net amortization included in the Consolidated Statements of Operations	(24.6)
Change in unrealized capital gains (losses) on available-for-sale securities	(0.2)
Balance at December 31, 2006	622.6
Deferrals of commissions and expenses	147.1
Amortization:
Amortization	(80.9)
Interest accrued at 5% to 7%	44.8
Net amortization included in the Consolidated Statements of Operations	(36.1)
Change in unrealized capital gains (losses) on available-for-sale securities	1.0
Implementation of SOP 05-01	(6.0)
Balance at December 31, 2007	$728.6

The estimated amount of DAC to be amortized, net of interest, is $45.1, $44.1, $46.0, $42.4, and $42.1, for the years 2008, 2009, 2010, 2011 and 2012, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2007, 2006, and 2005.

Balance at January 1, 2005	$1,365.2
Prior period adjustment	(2.7)
Balance at January 1, 2005 (restated)	1,362.5
Deferrals of commissions and expenses	49.3
Amortization:
Amortization	(219.4)
Interest accrued at 5% to 7%	88.4
Net amortization included in the Consolidated Statements of Operations	(131.0)
Change in unrealized capital gains (losses) on available-for-sale securities	10.9
Balance at December 31, 2005	1,291.7
Deferrals of commissions and expenses	46.2
Amortization:
Amortization	(82.4)
Interest accrued at 5% to 7%	85.7
Net amortization included in the Consolidated Statements of Operations	3.3
Change in unrealized capital gains (losses) on available-for-sale securities	(1.0)
Balance at December 31, 2006	1,340.2
Deferrals of commissions and expenses	40.5
Amortization:
Amortization	(177.3)
Interest accrued at 5% to 7%	84.2
Net amortization included in the Consolidated Statements of Operations	(93.1)
Change in unrealized capital gains (losses) on available-for-sale securities	2.9
Implementation of SOP 05-1	(37.3)
Balance at December 31, 2007	$1,253.2

The estimated amount of VOBA to be amortized, net of interest, is $99.4, $90.8, $88.0, $82.4, and $77.1, for the years 2008, 2009, 2010, 2011, and 2012, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA

The increase in Amortization of DAC and VOBA for the year ended December 31, 2007, was primarily driven by unfavorable unlocking of $131.3 attributable to an increase in actual gross profits related to higher fee income and fixed margins in 2007. In addition, amortization for the year ended December 31, 2006 was lower due to favorable unlocking, as a result of prospective expense assumption changes.

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

5.	Dividend Restrictions and Shareholder’s Equity

ILIAC’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding 12 months, exceeds the greater of (1) ten percent (10%) of ILIAC’s statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

During 2007, 2006, and 2005, ILIAC paid $145.0, $256.0, and $20.5, respectively, in dividends on its common stock to its parent.

During 2006, Lion contributed to ILIAC DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2007, 2006, and 2005, ILIAC did not receive any cash capital contributions from its parent.

The Insurance Department of the State of Connecticut (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income was $245.5, $138.3, and $258.5, for the years ended December 31, 2007, 2006, and 2005, respectively. Statutory capital and surplus was $1,388.0 and $1,447.5 as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, ILIAC did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

6.	Additional Insurance Benefits and Maximum Guarantees

The Company calculates an additional liability for certain GMDBs and other minimum guarantees in order to recognize the expected value of these benefits in excess of the projected account balance over the accumulation period based on total expected assessments.

The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

As of December 31, 2007, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $7.1 billion and $80.4, respectively. As of December 31, 2006, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.4 billion and $0.7, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2007 and 2006 was $7.1 billion and $6.4 billion, respectively.

7.	Income Taxes

Effective January 1, 2006, ILIAC files a consolidated federal income tax return with ING America Insurance Holdings (“ING AIH”) and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2006, ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate. For calendar year 2005, ILIAC filed a consolidated federal income tax return with its (former) subsidiary, ING Insurance Company of America.

	2007	2006	2005
Current tax expense (benefit):
Federal	$28.6	$23.3	$4.9
State	(9.0)	20.0	4.9
Total current tax expense	19.6	43.3	9.8
Deferred tax expense:
Federal	36.4	79.4	11.7
Total deferred tax expense	36.4	79.4	11.7
Total income tax expense	$56.0	$122.7	$21.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Income before income taxes	$274.4	$424.5	$294.2
Tax rate	35.0%	35.0%	35.0%
Income tax at federal statutory rate	96.0	148.6	103.0
Tax effect of:
Dividend received deduction	(26.2)	(36.5)	(25.8)
IRS audit settlement	-	-	(58.2)
State audit settlement	(21.8)	-	-
State tax expense	-	13.0	3.2
Other	8.0	(2.4)	(0.7)
Income tax expense	$56.0	$122.7	$21.5

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2007 and 2006, are presented below.

	2007	2006
Deferred tax assets:
Insurance reserves	$216.6	$250.3
Net unrealized capital loss	6.4	-
Unrealized losses allocable to experience-rated contracts	5.7	18.3
Investments	6.7	3.5
Postemployment benefits	75.9	74.7
Compensation	27.3	25.1
Other	32.4	19.9
Total gross assets before valuation allowance	371.0	391.8
Less: valuation allowance	(6.4)	-
Assets, net of valuation allowance	364.6	391.8

Deferred tax liabilities:
Value of business acquired	(436.7)	(469.1)
Net unrealized capital gains	-	(15.9)
Deferred policy acquisition costs	(203.8)	(167.9)
Total gross liabilities	(640.5)	(652.9)
Net deferred income tax liability	$(275.9)	$(261.1)

Net unrealized capital gains and losses are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2007, the Company had a $6.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2006.

Tax Sharing Agreement

ILIAC had a payable of $ 56.8 and $ 59.8 to ING AIH at December 31, 2007 and 2006, respectively, for federal income taxes under the inter-company tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

As a result of implementing FIN 48, the Company recognized a cumulative effect of change in accounting principle of $2.9 as a reduction to January 1, 2007 Retained earnings (deficit). In addition, the Company had $68.0 of unrecognized tax benefits as of January 1, 2007, of which $52.1 would affect the Company’s effective tax rate if recognized.

A reconciliation of the change in the unrecognized income tax benefits for the year is as follows:

Balance at January 1, 2007	$ 68.0
Additions for tax positions related to current year	2.9
Additions (reductions) for tax positions related to prior years	(23.5)
Balance at December 31, 2007	$ 47.4

The Company had $42.6 of unrecognized tax benefits as of December 31, 2007 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively. The Company had accrued interest of $16.9 as of December 31, 2007.

Regulatory Matters

The Company is under audit by the Internal Revenue Service (“IRS”) for tax years 2002 through 2005, and is subject to state audit in New York for years 1995 through 2000. It is anticipated that the IRS audit of tax years 2002 and 2003 will be finalized within the next twelve months. Upon finalization of the IRS exam, it is reasonably possible that the unrecognized tax benefits will decrease by up to $17.7. It is also reasonably possible that

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

the aforementioned state tax audits may be settled within the next twelve months. It is reasonably possible that the unrecognized tax benefit on uncertain tax positions related to the New York state tax audit will decrease by up to $11.4. The timing of the settlement and any potential future payment of the remaining allowance of $18.3 cannot be reliably estimated.

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

Under prior law, life insurance companies were allowed to defer from taxation a portion of income. Deferred income of $17.2 was accumulated in the Policyholders Surplus Account and would only become taxable under certain conditions, which management believed to be remote. In 2004, Congress passed the American Jobs Creation Act of 2004 allowing certain tax-free distributions from the Policyholders’ Surplus Account during 2005 and 2006. During 2006, the Company made a dividend distribution of $256.0, which eliminated the $17.2 balance in the Policyholders Surplus Account and, therefore, any potential tax on the accumulated balance.

8.	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $17.2, $23.8, and $22.5, for 2007, 2006, and 2005, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $10.1, $9.7, and $8.9, for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

The Company, in conjunction with ING North America, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the “Agents Non-Qualified Plan”). This plan covers certain full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet the eligibility criteria specified in the plan (“Career Agents”). The Agents Non-Qualified Plan was terminated effective January 1, 2002. In connection with the termination, all benefit accruals ceased and all accrued benefits were frozen.

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

Obligations and Funded Status

The following tables summarize the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2007 and 2006.

	2007	2006
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$97.7	$106.8
Interest cost	5.4	5.5
Benefits paid	(9.3)	(8.3)
Actuarial loss on obligation	(8.2)	(6.3)
Projected benefit obligation, December 31	$85.6	$97.7

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Consolidated Balance Sheets consist of:

	2007	2006
Accrued benefit cost	$(85.6)	$(97.7)
Intangible assets	-	-
Accumulated other comprehensive income	4.9	14.1
Net amount recognized	$(80.7)	$(83.6)

At December 31, 2007 and 2006, the projected benefit obligation was $85.6 and $97.7, respectively.

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2007 and 2006 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2007	2006
Discount rate at beginning of period	5.90%	5.50%
Rate of compensation increase	4.20%	4.00%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve Liability Index), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 6.5% was the appropriate discount rate as of December 31, 2007, to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions”, the 6.5% discount rate will also be used to determine the Company’s 2008 pension expense. December 31 is the measurement date for the SERP’s and Agents Non-Qualified Plan.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2007	2006	2005
Discount rate	6.50%	5.90%	6.00%
Rate of increase in compensation levels	4.20%	4.00%	4.00%

The weighted average assumptions used in calculating the net pension cost for 2007 were, as indicated above, a 6.5% discount rate and a 4.2% rate of compensation increase. Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007	2006	2005
Interest cost	$5.4	$5.5	$6.0
Net actuarial loss recognized in the year	0.7	2.0	1.3
Unrecognized past service cost recognized in the year	-	0.2	0.2
The effect of any curtailment or settlement	0.4	0.4	0.3
Net periodic benefit cost	$6.5	$8.1	$7.8

Cashflows

In 2008, the employer is expected to contribute $5.5 to the SERPs and Agents Non-Qualified Plan. Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2008 through 2012, and thereafter through 2017, are estimated to be $5.5, $4.0, $4.0, $4.3, $4.4 and $21.1, respectively.

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

Stock Option and Share Plans

ING sponsors the ING Group Long Term Equity Ownership Plan (“leo”), which provides employees of the Company who are selected by the ING Board of Directors to be granted options and/or performance shares. The terms applicable to an award under leo are set out in an award agreement, which is signed by the participant when he or she accepts the award.

Options granted under leo are nonqualified options on ING shares in the form of American Depository Receipts (“ADRs”). Leo options have a ten (10) year term and vest three years from the grant date. Options awarded under leo may vest earlier in the event of the participant’s death, permanent disability or retirement. Retirement for purposes of leo means a participant terminates service after attaining age 55 and completing 5 years of service. Early vesting in all or a portion of a grant of options may also occur in the event the participant is terminated due to redundancy or business divestiture. Unvested options are generally subject to forfeiture when a participant voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants generally have up to seven years in which to exercise their vested options. A shorter exercise period applies in the event of termination due to redundancy, business divestiture, voluntary termination or termination for cause. An option gives the recipient the right to purchase an ING share in the form of ADRs at a price equal to the fair market value of one ING share on the date of grant. On exercise, participant’s have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the options being exercised, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The share price is in Euros and converted to U.S. dollars, as determined by ING.

Awards of performance shares may also be made under leo. Performance shares are a contingent grant of ING stock, and, on vesting, the participant has the right to receive a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the vesting date times the number of vested Plan shares. Performance shares generally vest three years from the date of grant, with the amount payable based on ING’s share price on the vesting date. Payments made to participants on vesting are based on the performance targets established in connection with leo and payments can range from 0% to 200% of target. Performance is based on ING’s total shareholder return relative to a peer group as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although vesting will continue

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

to occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the shares, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The amount is converted from Euros to U.S. dollars based on the daily average exchange rate between the Euro and the U.S. dollar, as determined by ING.

The Company recognized compensation expense for the leo options and performance shares of $4.5, $10.1, and $5.6 for the years ended December 31, 2007, 2006, and 2005 respectively.

For leo, the Company recognized tax benefits of $3.2, $0.1, and $0.3 in 2007, 2006, and 2005, respectively.

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

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2007, 2006, and 2005, were $0.4, $1.4, and $1.3, respectively.

9.	Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

▪

Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred in the amounts of $60.5, $62.2, and $61.7, respectively.

▪

Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred in the amounts of $167.9, $175.3, and $138.5, respectively.

▪

Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2007, 2006, and 2005, net expenses related to the agreement were incurred in the amount of $21.7, $12.4, and $17.8, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL serves as the principal underwriter for variable insurance products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2007, 2006, and 2005, commissions were collected in the amount of $568.4, $429.2, and $378.1. Such commissions are, in turn, paid to broker-dealers.

▪

Services agreements with ING USA and RLNY, whereby DSL receives managerial and supervisory services and incurs a fee that is calculated as a percentage of average assets of each company’s variable separate accounts deposited in ING Investors Trust. On August 9, 2007, DSL and ING USA entered into an amendment to the service agreement effective July 31, 2007 to modify the method for calculating the compensation owed to ING USA under the service agreement. As a result of this amendment, DSL pays ING USA the total net revenue associated with ING USA deposits into ING Investors Trust. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred under these services agreements in the amount of $124.4, $70.8, and $46.3, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

▪

Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2007, 2006, and 2005, expenses were incurred in the amounts of $13.1, $8.8, and $6.4, respectively.

Investment Advisory and Other Fees

During 2006 and 2005, ILIAC served as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”). The Company Funds paid ILIAC, as investment advisor, daily fees that, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC were subadvised by investment advisors, in which case ILIAC paid a subadvisory fee to the investment advisors, which included affiliates. Effective January 1, 2007, ILIAC’s investment advisory agreement with the Company Funds was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $312.7, $289.9, and $263.0, (excludes fees paid to ING Investment Management Co.) in 2007, 2006, and 2005, respectively.

DSL has been retained by ING Investors Trust (the “Trust”), an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to the Trust. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of the Trust. DSL earns a monthly fee based on a percentage of average daily net assets of the Trust. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to the Trust and is compensated a portion of the fees received by DSL under the management agreement. For the years ended December 31, 2007, 2006, and 2005, revenue received by DSL under the management agreement (exclusive of fees paid to affiliates) was $343.8, $233.9, and $174.6, respectively. At December 31, 2007 and 2006, DSL had $26.7 and $22.1, respectively, receivable from the Trust under the management agreement.

Financing Agreements

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

Under this agreement, ILIAC incurred interest expense of $3.9, $1.8, and $0.7, for the years ended December 31, 2007, 2006, and 2005, respectively, and earned interest income of $1.7, $3.3, and $1.1, for the years ended December 31, 2007, 2006, and 2005, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. At December 31, 2007, ILIAC had no amount due from ING AIH under the reciprocal loan agreement and $45.0 receivable from ING AIH at December 31, 2006.

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Note”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 Note from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the years ended December 31, 2007 and 2006 was $11.1.

Tax Sharing Agreements

Effective January 1, 2006, ILIAC is a party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the ING AIH consolidated group. Under the federal tax allocation agreement, ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

For the years ended December 31, 2006 and 2005, DSI, which merged with and into DSL on December 31, 2006, was party to the ING AIH federal tax allocation agreement, as described above. Income from DSL, a single member limited liability company, is taxed at the member level (ILIAC).

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

ILIAC maintains a $100.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the years ended December 31, 2007, 2006, and 2005. At December 31, 2007 and 2006, ILIAC had no amounts outstanding under the revolving note facility.

ILIAC also maintains a $75.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by PNC to ILIAC for the borrowing. Under this agreement, ILIAC incurred minimal interest expense for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, ILIAC had no amounts outstanding under the line-of-credit agreement.

ILIAC also maintains $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2007. At December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

Also see Financing Agreements in the Related Party Transactions footnote.

11.	Reinsurance

At December 31, 2007, the Company had reinsurance treaties with 8 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. At December 31, 2007, the Company did not have any outstanding cessions under any reinsurance treaties with affiliated reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On, October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with certain subsidiaries of Lincoln for $1.0 billion in cash. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contractowners. Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $16.1 and $17.4 were maintained for this contract as of December 31, 2007 and 2006, respectively.

Reinsurance ceded in force for life mortality risks were $20.9 billion and $22.4 billion at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, net receivables were comprised of the following:

	2007	2006
Claims recoverable from reinsurers	$2,595.2	$2,727.1
Payable for reinsurance premiums	(0.9)	(1.2)
Reinsured amounts due to reinsurer	(5.9)	(0.5)
Reserve credits	0.1	0.8
Other	5.9	(10.8)
Total	$2,594.4	$2,715.4

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Deposits ceded under reinsurance	$188.5	$199.0	$215.5
Premiums ceded under reinsurance	0.4	0.5	0.4
Reinsurance recoveries	419.7	359.0	363.7

12.	Commitments and Contingent Liabilities

Leases

The Company leases certain office space and certain equipment under various operating leases, the longest term of which expires in 2014.

For the years ended December 31, 2007, 2006, and 2005, rent expense for leases was $17.7, $17.8, and $17.4, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2008 through 2012 are estimated to be $4.6, $3.5, $2.4, $1.7, and $0.8, respectively, and $0.5, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

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

At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. At December 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $706.8, $322.3 of which was with related parties. During 2007 and 2006, $87.3 and $79.4, respectively, was funded to related parties under off-balance sheet commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2007, the maximum liability to the Company under the guarantee was $30.0.

Windsor Property Construction

During the second half of 2006, NWL entered into agreements for site development and facility construction at the Windsor Property (collectively, the "Construction Agreements"). Construction of the Windsor Property is complete, and costs incurred under the Construction Agreements and other agreements associated with the construction, acquisition, and development of the corporate office facility totaled $62.4 and $27.6 for the years ended December 31, 2007 and 2006, respectively. These costs were capitalized in Property and equipment on the Consolidated Balance Sheets.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

13.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2007, 2006, and 2005.

	2007	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(64.5)	$(44.6)	$(18.0)
Equity securities, available-for-sale	6.3	18.1	3.2
DAC/VOBA adjustment on
available-for-sale securities	7.8	3.9	5.1
Sales inducements adjustment on
available-for-sale securities	0.2	0.1	0.1
Premium deficiency reserve adjustment	-	(37.5)	(23.6)
Other investments	(0.7)	0.8	1.2
Less: allocation to experience-rated contracts	(16.4)	(52.4)	(48.6)
Unrealized capital gains (losses), before tax	(34.5)	(6.8)	16.6
Deferred income tax asset (liability)	12.1	2.4	(10.3)
Asset valuation allowance	(6.4)	-	-
Net unrealized capital gains (losses)	(28.8)	(4.4)	6.3
Pension liability, net of tax	(5.0)	(9.6)	(11.6)
Accumulated other comprehensive
(loss) income	$(33.8)	$(14.0)	$(5.3)

Net unrealized capital gains (losses) allocated to experience-rated contracts of $(16.4) and $(52.4) at December 31, 2007 and 2006, respectively, are reflected on the Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Fixed maturities, available-for-sale	$(19.9)	$(26.6)	$(500.1)
Equity securities, available-for-sale	(11.8)	14.9	(5.5)
DAC/VOBA adjustment on
available-for-sale securities	3.9	(1.2)	14.6
Sales inducements adjustment on
available-for-sale securities	0.1	-	0.2
Premium deficiency reserve adjustment	37.5	(13.9)	(23.6)
Other investments	(1.5)	(0.4)	(0.1)
Less: allocation to experience-rated contracts	36.0	(3.8)	(406.1)
Unrealized capital gains (losses), before tax	(27.7)	(23.4)	(108.4)
Deferred income tax asset (liability)	9.7	12.7	30.9
Net change in unrealized capital gains (losses)	$(18.0)	$(10.7)	$(77.5)

	2007	2006	2005
Net unrealized capital holding gains (losses) arising
during the year (1)	$(66.9)	$(43.6)	$(38.2)
Less: reclassification adjustment for gains
(losses) and other items included in Net income(2)	(48.9)	(32.9)	39.3
Net change in unrealized capital gains (losses) on securities	$(18.0)	$(10.7)	$(77.5)

(1)	Pretax unrealized holding gains (losses) arising during the year were $(102.9), $(95.4), and $(53.4), for the years ended December 31, 2007, 2006, and 2005, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(75.2), $(72.0), and $55.0, for the years ended December 31, 2007, 2006, and 2005, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

14.	Changes to Prior Years Presentation

During 2007, the Company identified $43.1 in unreconciled net liabilities. While the correction of this error is not material to the prior period financial statements, correction of the error through the current period income statement would be material to the 2007 Statements of Operations. In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) Topic IN, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company has restated the prior period financial statements to correct this error by adjusting January 1, 2005 Retained earnings and December 31, 2006 DAC, VOBA, Future policy benefits and claims reserves, Other liabilities, and Deferred taxes as follows:

	Previously
	Reported	Adjustment	Restated

January 1, 2005
Retained earnings (net of tax)	$(1,877.1)	$28.0	$(1,849.1)
Total shareholder's equity (net of tax)	2,759.6	28.0	2,787.6

December 31, 2006
Deferred policy acquisition cost	$623.6	$(1.0)	$622.6
Value of business acquired	1,342.9	(2.7)	1,340.2
Total assets	68,486.0	(3.7)	68,482.3

Future policy benefits and claims reserves	$19,995.8	$(11.7)	$19,984.1
Other liabilities	406.2	(35.1)	371.1
Deferred taxes	246.0	15.1	261.1
Total liabilities	65,500.3	(31.7)	65,486.6

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2007	First	Second	Third	Fourth
Total revenue	$579.1	$594.9	$601.4	$676.5
Income (loss) before income taxes	100.7	115.8	85.8	(27.9)
Income tax expense (benefit)	28.5	33.6	22.3	(28.4)
Net income	$72.2	$82.2	$63.5	$0.5

2006	First*	Second*	Third*	Fourth
Total revenue	$532.5	$551.2	$548.5	$597.7
Income before income taxes	80.4	116.9	84.3	142.9
Income tax expense	21.6	34.2	16.6	50.3
Net income	$58.8	$82.7	$67.7	$92.6

*Amounts have been restated to reflect the contribution of Directed Services, Inc. on December 1, 2006. See the "Organization
and Significant Accounting Policies" footnote for further information regarding the contribution.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

▪	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

The Company has designated David A. Wheat, Director, Executive Vice President and Chief Financial Officer of the Company, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

(Dollar amounts in millions, unless otherwise stated)

In 2007 and 2006, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2007 and 2006 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2007		2006
Audit fees	$3.3		$3.7
Audit-related fees	0.2		0.1
Tax fees	-	*	-	*
All other fees	-	*	-	*
	$3.5		$3.8
*Less than $0.1.

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of SEC product filings.

Tax Fees

There were minimal tax fees allocated to ILIAC in 2007 and 2006. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consist of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2007and 2006 under the category “all other fees.” Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

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

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedures, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2007 and 2006, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 61.
2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 125.
3.	Exhibits. See Exhibit Index on page 130.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		126

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2007	127

IV.	Reinsurance Information as of and for the years ended
	December 31, 2007, 2006, and 2005	128

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 25, 2008. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Atlanta, Georgia

March 25, 2008

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2007

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$11.2	$11.9	$11.9
U.S. government agencies and authorities	0.6	0.6	0.6
State, municipalities, and political subdivisions	66.1	64.0	64.0
Public utilities securities	1,049.1	1,044.3	1,044.3
Other U.S. corporate securities	3,855.1	3,836.0	3,836.0
Foreign securities (1)	2,335.1	2,335.2	2,335.2
Residential mortgage-backed securities	4,146.1	4,184.4	4,184.4
Commercial mortgage-backed securities	1,927.3	1,885.7	1,885.7
Other asset-backed securities	924.3	888.3	888.3
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$14,314.9	$14,250.4	$14,250.4

Equity securities, available-for-sale	$440.1	$446.4	$446.4

Mortgage loans on real estate	$2,089.4	$2,099.3	$2,089.4
Policy loans	273.4	273.4	273.4
Other investments	808.4	838.8	838.8
Total investments	$17,926.2	$17,908.3	$17,898.4

*	See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)

The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2007, 2006, and 2005

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2007
Life insurance in force	$20,379.0	$20,938.9	$559.9	$-	NM
Premiums:
Life	1.2	-	-	1.2
Accident and health insurance	0.4	0.4	-	-
Annuities	45.4	-	0.2	45.6
Total premiums	$47.0	$0.4	$0.2	$46.8

Year Ended December 31, 2006
Life insurance in force	$21,844.6	$22,450.5	$605.9	$-	NM
Premiums:
Accident and health insurance	0.5	0.5	-	-
Annuities	37.3	-	0.2	37.5
Total premiums	$37.8	$0.5	$0.2	$37.5

Year Ended December 31, 2005
Life insurance in force	$24,151.5	$24,151.5	$-	$-	0.0%
Premiums:
Accident and health insurance	0.4	0.4	-	-
Annuities	43.2	-	-	43.2
Total premiums	$43.6	$0.4	$-	$43.2
NM - Not meaningful

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2008 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2008.

Signatures		Title
/s/	David A. Wheat	Director, Executive Vice President and
	David A. Wheat	Chief Financial Officer

/s/	Bridget M. Healy	Director
Bridget M. Healy

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Thomas J. McInerney	Director and Chairman
Thomas J. McInerney

/s/	Kathleen A. Murphy	Director
Kathleen A. Murphy

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Brian D. Comer	President
Brian D. Comer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING LIFE INSURANCE AND ANNUITY COMPANY
FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2007
Exhibit Index

Exhibit Number	Description of Exhibit

3.1+	Certificate of Incorporation as amended and restated October 1, 2007.

3.2+	Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007.

4.1	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.2	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.3	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.6	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.8	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.10	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.12	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.13	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.15	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.18	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.19	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.20	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.21	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.22	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.24	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.25	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.27	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.28	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.29	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.30	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.32	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.34	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.35	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.36	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.37	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.39	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.40	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.41	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.42	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.43	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.44	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.45	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.46	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.47	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.49	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.50	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.51	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.52	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.53	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.54	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.55	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

10.1

Tax Sharing Agreement, dated as of December 13, 2000, among Aetna Inc. renamed Lion, Aetna U.S. Healthcare, Inc. renamed Aetna Inc. and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

10.2	Lease Agreement, dated as of December 13, 2000, by and between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

10.3	Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

10.4	Tax Sharing Agreement between ILIAC and ING Insurance Company of America, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.5

Tax Sharing Agreement between ILIAC, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.6

Investment Advisory Agreement between ILIAC and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.7

Reciprocal Loan Agreement between ILIAC and ING America Insurance Holdings, Inc., effective June 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.8

Services Agreement between ILIAC and the affiliated companies listed in Exhibit B to the Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.9

Services Agreement between ILIAC and ING North America Insurance Corporation, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.10	Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.11

Administrative Services Agreement between ILIAC, ReliaStar Life Insurance Company of New York and the affiliated companies specified in Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.12

First Amendment to the Administrative Services Agreement between ILIAC, RLNY and the affiliated companies specified in Exhibit A to the Agreement, effective as of August 1, 2004, incorporated by reference to the Company’s Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.13

Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.14

Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.15

Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ILIAC and ING America Insurance Holdings, Inc. and its subsidiaries, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006 (File No. 033-23376).

10.16

Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-22376).

10.17

First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-23376).

10.18

Second Amendment, dated October 13, 2006, to the Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on April 2, 2007 (File No. 033-23376).

10.19

Agreement A1A document A111-1997 Standard Form of Agreement between Owner and Contractor, as modified, dated September 6, 2006 between Northfield Windsor LLC and John Moriarty & Associates, Inc., incorporated by reference to the Company’s Form 8-K filed on September 11, 2006 (File/Film No. 033-23376/061083829).

10.20

Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.21

Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company, and ING Financial Advisors, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.22+	Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ILIAC and ING America Insurance Holdings, Inc.

10.23+	Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ILIAC and affiliated insurance companies listed on Exhibit B to the Agreement.

10.24

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.25

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.26

Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.27

Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.28

Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.29

Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.30

Assignment and Assumption Agreement, dated as of March 19, 2007, effective as of March 1, 2007, between ILIAC, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.31

Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.32

Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.33

Grantor Trust Agreement, dated as of March 19, 2007 and effective as of March 1, 2007, among ILIAC, Lincoln Life & Annuity Company of New York and The Bank of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.34+

Services Agreement, effective as of January 1, 1994 and dated March 7, 1995, as amended March 7, 1995 and as amended July 31, 2007, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC).

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