Form 10-Q
period 2008-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2008-05-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-150147, 333-133157, 333-133158, 333-130833, 333-130827
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 12, 2008, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended March 31, 2008

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net investment income	$260.9	$264.2
Fee income	171.2	186.7
Premiums	7.3	18.4
Broker-dealer commission revenue	177.3	100.4
Net realized capital (losses) gains	(59.9)	1.5
Other income	3.6	7.9
Total revenue	560.4	579.1
Benefits and expenses:
Interest credited and other benefits to contractowners	195.9	180.6
Operating expenses	161.4	151.7
Broker-dealer commission expense	177.3	100.4
Net amortization of deferred policy acquisition
costs and value of business acquired	94.9	43.4
Interest expense	0.3	2.3
Total benefits and expenses	629.8	478.4
(Loss) income before income taxes	(69.4)	100.7
Income tax (benefit) expense	(43.7)	28.5
Net (loss) income	$(25.7)	$72.2

The accompanying notes are an integral part of these financial statements

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $13,465.7 at 2008 and $13,374.7 at 2007)	$13,111.2	$13,316.3
Equity securities, available-for-sale, at fair value
(cost of $425.1 at 2008 and $440.1 at 2007)	405.0	446.4
Short-term investment	26.2	167.9
Mortgage loans on real estate	2,061.5	2,089.4
Policy loans	269.0	273.4
Limited partnerships/corporations	652.1	636.1
Other investments	87.4	34.8
Securities pledged (amortized cost of $1,106.4 at 2008 and $940.2 at 2007)	1,107.3	934.1
Total investments	17,719.7	17,898.4
Cash and cash equivalents	382.7	252.3
Short-term investments under securities loan agreement,
including collateral delivered	468.2	202.7
Accrued investment income	186.5	168.3
Receivable for securities sold	15.9	5.6
Reinsurance recoverable	2,564.6	2,594.4
Deferred policy acquisition costs	747.6	728.6
Value of business acquired	1,199.2	1,253.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	153.5	-
Due from affiliates	11.4	10.6
Property and equipment	156.8	147.4
Other assets	116.0	112.1
Assets held in separate accounts	45,275.9	48,091.2
Total assets	$69,173.0	$71,639.8

The accompanying notes are an integral part of these financial statements

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$18,830.9	$18,569.1
Payable for securities purchased	32.2	0.2
Payables under securities loan agreement	407.9	183.9
Notes payable	9.9	9.9
Borrowed money	685.8	738.4
Due to affiliates	104.9	130.7
Current income taxes	43.6	56.8
Deferred income taxes	182.0	275.9
Other liabilities	680.3	542.7
Liabilities related to separate accounts	45,275.9	48,091.2
Total liabilities	66,253.4	68,598.8

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,159.8	4,159.3
Accumulated other comprehensive loss	(130.0)	(33.8)
Retained earnings (deficit)	(1,113.0)	(1,087.3)
Total shareholder's equity	2,919.6	3,041.0
Total liabilities and shareholder's equity	$69,173.0	$71,639.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,274.6)	$3,013.7
Cumulative effect of changes in accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	72.2	72.2
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(5.9) pretax)	-	-	(3.9)	-	(3.9)
Pension liability ($(0.3) pretax)	-	-	(0.2)	-	(0.2)
Total comprehensive income					68.1
Employee share-based payments	-	1.2	-	-	1.2
Balance at March 31, 2007 (Restated)	$2.8	$4,300.7	$(18.1)	$(1,233.5)	$3,051.9

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive income:
Net loss	-	-	-	(25.7)	(25.7)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(148.0) pretax)	-	-	(96.2)	-	(96.2)
Total comprehensive loss					(121.9)
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2008	$2.8	$4,159.8	$(130.0)	$(1,113.0)	$2,919.6

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007

Net cash provided by operating activities	$193.0	$164.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	1,454.9	2,912.2
Equity securities, available-for-sale	309.8	20.9
Mortgage loans on real estate	41.2	35.0
Acquisition of:
Fixed maturities, available-for-sale	(1,705.7)	(2,398.1)
Equity securities, available-for-sale	(305.7)	(91.1)
Mortgage loans on real estate	(13.1)	(64.4)
Policy loans, net	4.4	1.7
Derivatives, net	(22.4)	8.7
Limited partnerships, net	(20.1)	(13.2)
Short-term investments, net	141.7	(22.3)
Collateral delivered	(41.5)	-
Other investments, net	(4.3)	6.1
Purchases of fixed assets, net	(9.3)	(24.9)
Net cash (used in) provided by investing activities	(170.1)	370.6

Cash Flows from Financing Activities:
Deposits received for investment contracts	885.8	393.5
Maturities and withdrawals from investment contracts	(572.2)	(996.0)
Short-term loans to affiliates	(153.5)	-
Short-term borrowings	(52.6)	(46.8)
Net cash provided by (used in) financing activities	107.5	(649.3)
Net increase (decrease) in cash and cash equivalents	130.4	(114.5)
Cash and cash equivalents, beginning of period	252.3	311.2
Cash and cash equivalents, end of period	$382.7	$196.7

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

The condensed consolidated financial statements for the three months ended March 31, 2008, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). For the three months ended March 31, 2007, ILIAC’s wholly-owned subsidiaries also included Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2007 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.	Recently Adopted Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value to any new circumstances.

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $1.7, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of investment contract guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Condensed Consolidated Statements of Operations. The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote.

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

FAS No. 159 was adopted by the Company on January 1, 2008. In implementing FAS No. 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008.

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a Staff Position on FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy to not offset such fair value amounts.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

3.	New Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities” (“FAS No. 161”), which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	How and why derivative instruments are used;
▪

How derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”), and its related interpretations; and

▪	How derivative instruments and related hedged items affect an entity’s financial statements.

The provisions of FAS No. 161 are effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is in the process of determining the impact of adoption of FAS No. 161 for its derivative instruments. The Company’s derivatives, however, are generally not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Financial Instruments

Fair Value Measurements

FAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into a three level hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

▪	Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.
▪	Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 2 inputs include the following:
a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets;
c)	Inputs other than quoted market prices that are observable; and
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
▪

Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$213.7	$12,201.8	$1,803.0	$14,218.5
Equity securities, available-for-sale	405.0	-	-	405.0
Other investments (primarily derivatives)	-	87.4	-	87.4
Cash and cash equivalents and short-term
investments under securities loan agreement	850.9	-	-	850.9
Assets held in separate accounts	40,333.3	4,942.6	-	45,275.9

Total	$41,802.9	$17,231.8	$1,803.0	$60,837.7

Liabilities:
Investment contract guarantees	$-	$-	$106.6	$106.6
Other liabilities (primarily derivatives)	-	335.7	-	335.7
Total	$-	$335.7	$106.6	$442.3

(1)	Level 3 assets and liabilities accounted for 2.8% of total assets and liabilities measured at fair value on a recurring basis.
Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets and liabilities in relation to total assets and liabilities measured at fair value on a recurring basis totaled 11.2%.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Cash and cash equivalents and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. Mutual funds, short-term investments and cash are included in Level 1. Bonds are included in Level 2.

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with key financial data from third party sources or through values established by third party brokers.

Investment contract guarantees: The Company records liabilities, which can be either positive or negative, for annuity contracts containing guaranteed credited rates in accordance with FAS No. 133. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on the income approach as described in FAS 157. The income associated with the contracts is projected using actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all non-performance risks as required by FAS 157.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

				Investment
		Fixed		Contract
		Maturities		Guarantees
Balance at January 1, 2008		$1,737.6		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	(30.2)	(3)
	Net unrealized capital gains (losses)(2)	41.5		-
	Total net realized and unrealized capital gains (losses)	41.8		(30.2)

	Purchases, sales, issuances, and settlements, net	23.6		-
	Transfer in (out) of Level 3	-		-
Balance at March 31, 2008		$1,803.0		$(106.6)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because
	it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

5.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$18.2	41	$9.1	25
Foreign(1)	10.1	19	1.4	2
Residential mortgage-backed	13.8	9	0.6	7
Other asset-backed	7.4	10	-	-
Total	$49.5	79	$11.1	34

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The above schedule includes $22.2 and $0.6 for the three months ended March 31, 2008 and 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$15.4	32	$9.1	25
Foreign(1)	10.1	19	1.4	2
Residential mortgage-backed	1.8	1	-	-
Total	$27.3	52	$10.5	27

(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2008 and 2007 was $1,271.1 and $991.2, respectively.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at January 1	$728.6	$622.6
Deferrals of commissions and expenses	43.6	35.8
Amortization:
Amortization	(38.8)	(20.1)
Interest accrued at 5% to 7%	12.1	10.4
Net amortization included in Condensed Consolidated
Statements of Operations	(26.7)	(9.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	2.1	(0.9)
Implementation of SOP 05-1	-	(6.0)
Balance at March 31	$747.6	$641.8

Activity within VOBA was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at January 1	$1,253.2	$1,340.2
Deferrals of commissions and expenses	8.8	10.6
Amortization:
Amortization	(88.2)	(55.1)
Interest accrued at 5% to 7%	20.0	21.4
Net amortization included in Condensed Consolidated
Statements of Operations	(68.2)	(33.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	5.4	(2.3)
Implementation of SOP 05-1	-	(37.4)
Balance at March 31	$1,199.2	$1,277.4

During the first quarter of 2008, the Company revised and unlocked the assumptions related to lower estimated future gross profits and mutual fund revenue, resulting in an $42.0 increase in amortization of DAC and VOBA.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

7.	Capital Contributions and Dividends

During the three months ended March 31, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were (63.0)% and 28.3%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended March 31
	2008	2007
Statutory rate	(35.0)%	35.0%
Dividend received deduction	(10.4)%	(7.9)%
IRS Audit Settlement	(14.3)%	0.0%
Other	(3.3)%	1.2%
Effective rate at March 31	(63.0)%	28.3%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2008 and December 31, 2007, the Company had a $6.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss).

Unrecognized Tax Benefits

In first quarter 2008, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2002 and 2003. The IRS is currently examining tax years 2004, 2005 and 2006. In addition, the Company and the IRS have agreed to enter the Compliance Assurance Program (“CAP”) for tax year 2008. The Company is under audit by New York for years 1995 through 2000. It is reasonably possible that the aforementioned New York state audits may be settled within the next twelve months. It is reasonably possible that the unrecognized tax benefit on uncertain tax positions related to the New York state tax audit will decrease by up to $11.4. The timing of the settlement and any potential future payment of the remaining $19.0 cannot be reliably estimated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

A reconciliation of the change in unrecognized income tax benefits for first quarter of 2008 is as follows:

Balance at December 31, 2007	$47.4
Additions for tax positions related to current year	0.7
Reductions for tax positions related to prior years	(9.9)
Reductions for settlement with taxing authorities	(7.8)
Balance at March 31, 2008	$30.4

The Company had $42.6 of unrecognized tax benefits as of December 31, 2007 and $33.4 of unrecognized tax benefits as of March 31, 2008 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $16.9 as of December 31, 2007 and $12.4 as of March 31, 2008. The decrease in accrued interest primarily relates to the settlement of the 2002 and 2003 IRS audit.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, ILIAC incurred an immaterial amount of interest expense for the three months ended March 31, 2008 and $2.0 for the three months ended March 31, 2007. The Company earned interest income of $0.7 and $0.2 for the three months ended March 31, 2008 and 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of March 31, 2008, the Company had a $153.5 receivable due from ING AIH under this agreement, and no amounts outstanding as of December 31, 2007.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

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

At March 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1,021.0, $272.1 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. During the three months ended March 31, 2008, $51.8 was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2008, the maximum liability of the Company under the guarantee was $30.0.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2008, the Company delivered $60.3 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets. As of December 31, 2007, the Company delivered $18.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2008 and 2007.

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(353.6)	$39.2
Equity securities, available-for-sale	(20.1)	6.1
DAC/VOBA adjustment on available-for-sale securities	15.3	0.7
Sales inducements adjustment on available-for-sale securities	0.4	-
Premium deficiency reserve adjustment	-	(36.6)
Other investments	(0.4)	-
Less: allocation to experience-rated contracts	(175.9)	22.1
Unrealized capital losses, before tax	(182.5)	(12.7)
Deferred income tax asset	63.9	4.4
Deferred tax asset valuation allowance	(6.4)	-
Net unrealized capital losses	(125.0)	(8.3)
Pension liability, net of tax	(5.0)	(9.8)
Accumulated other comprehensive loss	$(130.0)	$(18.1)

Net unrealized capital gains (losses) allocated to experience-rated contracts of $(175.9) and $22.1 as of March 31, 2008 and 2007, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(128.3)	$(9.7)
Less: reclassification adjustment for gains (losses) and other
items included in Net income(2)	(32.1)	(5.8)
Net change in unrealized capital gains (losses) on securities	$(96.2)	$(3.9)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(197.4) and $(14.6) for the three months ended March 31, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income were $(49.4) and $(8.7) for the three months ended March 31, 2008 and 2007, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

12.	Changes to Prior Years Presentation

In the fourth quarter of 2007, the Company identified $43.1 in unreconciled net liabilities before taxes. While the correction of this error was not material to the prior period financial statements, correction of the error through the income statement would have been material to the 2007 Statement of Operations. In accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) Topic IN, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company restated the prior period financial statements to correct this error by adjusting January 1, 2005 Retained earnings. The effect of the restatement on the interim prior period financial statements is as follows:

	Previously
	Reported	Adjustment	Restated

March 31, 2007
Retained earnings (net of tax)	$(1,261.5)	$28.0	$(1,233.5)
Total shareholder's equity (net of tax)	3,023.9	28.0	3,051.9

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2008 and 2007, and financial condition as of March 31, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

Basis of Presentation

ILIAC is a stock insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2007 Annual Report on Form 10-K.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s benefits and expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses. In addition, the Company collects broker-dealer commissions through its subsidiary Directed Services LLC (“DSL”), which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Poor equity market performance during the first quarter of 2008 unfavorably impacted AUM related to variable annuity products.

The changing market interest rate environment during the first quarter of 2008, in combination with the slow economic growth resulted in a substantial increase in unrealized and realized losses in 2008, as compared to the same period for 2007.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2008, and changes therein, were impacted by higher realized capital losses and unfavorable product experience driven by poor equity market performance and lower AUM.

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$260.9	$264.2	$(3.3)	(1.2)%
Fee income	171.2	186.7	(15.5)	(8.3)%
Premiums	7.3	18.4	(11.1)	(60.3)%
Broker-dealer commission revenue	177.3	100.4	76.9	76.6%
Net realized capital (losses) gains	(59.9)	1.5	(61.4)	NM
Other income	3.6	7.9	(4.3)	(54.4)%
Total revenue	560.4	579.1	(18.7)	(3.2)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	195.9	180.6	15.3	8.5%
Operating expenses	161.4	151.7	9.7	6.4%
Broker-dealer commission expense	177.3	100.4	76.9	76.6%
Net amortization of deferred policy
acquisition costs and value
of business acquired	94.9	43.4	51.5	118.7%
Interest expense	0.3	2.3	(2.0)	(87.0)%
Total benefits and expenses	629.8	478.4	151.4	31.6%
Income (loss) before income taxes	(69.4)	100.7	(170.1)	(168.9)%
Income tax (benefit) expense	(43.7)	28.5	(72.2)	NM
Net (loss) income	$(25.7)	$72.2	$(97.9)	(135.6)%
Effective tax rate	63.0%	28.3%

NM - Not meaningful.

Revenues

Total revenue decreased for the three months ended March 31, 2008, primarily reflecting higher Net realized capital losses and decreases in Fee income and Premiums.

The increase in Net realized capital losses for the three months ended March 31, 2008, was primarily due to higher losses on derivatives. The losses on derivatives were related to interest rate swaps and driven by the decline of LIBOR rates.

Fee income decreased for the three months ended March 31, 2008, as average AUM decreased related to variable annuity products decreased, driven by downward equity markets.

The decrease in Premiums for the three months ended March 31, 2008, was due to decline in annuitizations of retirement products driven by unfavorable market conditions. Changes of this type were entirely offset by the decrease in reserves reflected in the Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses increased for the three months ended March 31, 2008, primarily due to increases in Net amortization of DAC and VOBA, Operating expenses, and Interest credited and other benefits to contractowners.

The Net amortization of DAC and VOBA increased for the three months ended March 31, 2008, reflecting lower estimated future gross profits driven by the decline in equity market performance.

Operating expenses for the three months ended March 31, 2008 increased due to higher overhead costs and an increase in investment advisory fees on annuity products.

Interest credited and other benefits to contractowners increased for the three months ended March 31, 2008, primarily driven by the increase in reserves associated with investment contract guarantees due to the decrease in swap rates and the widening of credit spreads. In addition, unfavorable mortality experience on annuity products resulted in higher reserves. These increases were partially offset by a decrease in reserves due to model refinements.

Income Taxes

Income tax expense decreased for the three months ended March 31, 2008, primarily due to the audit settlement with the Internal Revenue Service (“IRS”), dividends received deduction, and lower income before taxes.

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

Fair Value Measurements

The fair values of Level 3 assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below with particular attention addressed to investment contract guarantees due to the impact on current Net income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

				Investment
		Fixed		Contract
		Maturities		Guarantees
Balance at January 1, 2008		$1,737.6		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	(30.2)	(3)
	Net unrealized capital gains (losses)(2)	41.5		-
	Total net realized and unrealized capital gains (losses)	41.8		(30.2)

	Purchases, sales, issuances, and settlements, net	23.6		-
	Transfer in (out) of Level 3	-		-
Balance at March 31, 2008		$1,803.0		$(106.6)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is
	impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

The losses on investment contract guarantees were primarily related to decreases in swap rates and a widening of credit spreads during the first quarter of 2008.

Portfolio Composition

The following table presents the investment portfolio at March 31, 2008 and December 31, 2007.

	2008		2007
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,218.5	80.3%	$14,250.4	79.6%
Equity securities, available-for-sale	405.0	2.3%	446.4	2.5%
Mortgage loans on real estate	2,061.5	11.6%	2,089.4	11.7%
Policy loans	269.0	1.5%	273.4	1.5%
Other investments	765.7	4.3%	838.8	4.7%
Total investments	$17,719.7	100.0%	$17,898.4	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2008.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$206.2	$7.6	$-	$213.8
	U.S. government agencies and authorities	8.0	0.1	0.1	8.0
	State, municipalities, and political subdivisions	56.8	-	2.0	54.8

	U.S. corporate securities:
	Public utilities	1,025.9	14.6	19.8	1,020.7
	Other corporate securities	4,082.2	58.1	115.1	4,025.2
	Total U.S. corporate securities	5,108.1	72.7	134.9	5,045.9

	Foreign securities(1):
	Government	388.1	14.6	9.8	392.9
	Other	1,959.2	35.5	66.0	1,928.7
	Total foreign securities	2,347.3	50.1	75.8	2,321.6

	Residential mortgage-backed securities	4,060.9	154.6	195.4	4,020.1
	Commercial mortgage-backed securities	1,855.7	2.3	162.4	1,695.6
	Other asset-backed securities	929.1	6.5	76.9	858.7

	Total fixed maturities, including securities pledged	14,572.1	293.9	647.5	14,218.5
	Less: securities pledged	1,106.4	17.2	16.3	1,107.3
Total fixed maturities		$13,465.7	$276.7	$631.2	$13,111.2

(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including securities pledged	14,314.9	222.7	287.2	14,250.4
Less: securities pledged	940.2	8.0	14.1	934.1
Total fixed maturities	$13,374.7	$214.7	$273.1	$13,316.3

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was AA- as of March 31, 2008 and December 31, 2007. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of March 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,320.6	44.4%	$6,446.7	45.3%
AA	1,006.0	7.1%	956.4	6.7%
A	2,239.9	15.8%	2,114.4	14.8%
BBB	3,921.2	27.6%	3,932.9	27.6%
BB	528.5	3.7%	591.0	4.1%
B and below	202.3	1.4%	209.0	1.5%
Total	$14,218.5	100.0%	$14,250.4	100.0%

94.9% and 94.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of March 31, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at March 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$213.8	1.5%	$11.9	0.1%
U.S. government agencies and authorities	8.0	0.1%	0.6	0.0%
U.S. corporate, states, and municipalities	5,100.7	35.9%	4,944.3	34.7%
Foreign	2,321.6	16.3%	2,335.2	16.4%
Residential mortgage-backed	4,020.1	28.3%	4,184.4	29.4%
Commercial mortgage-backed	1,695.6	11.9%	1,885.7	13.2%
Other asset-backed	858.7	6.0%	888.3	6.2%
Total	$14,218.5	100.0%	$14,250.4	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$356.0	$356.7
After one year through five years	2,616.5	2,641.1
After five years through ten years	2,934.3	2,903.2
After ten years	1,819.6	1,743.1
Mortgage-backed securities	5,916.6	5,715.7
Other asset-backed securities	929.1	858.7
Less: securities pledged to creditors	1,106.4	1,107.3
Fixed maturities, excluding securities pledged to creditors	$13,465.7	$13,111.2

Subprime Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any residential mortgage backed securities (“RMBS”) not clearly identifiable as prime or subprime into the Alt-A category and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2008 and December 31, 2007.

As of March 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $369.4 and $53.9, respectively, representing 2.1% of total investments. 94.0% of these securities were rated “AAA” or “AA”. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages was $410.2 and $32.9, respectively, representing 2.3% of total investments. 95.5% of these securities were rated “AAA” or “AA”. This exposure was primarily in the form of asset-backed securities (“ABS”) structures, collateralized by subprime residential mortgages (“ABS Home Equity”) and one CDO position backed by ABS Home Equity. Of the total subprime residential mortgage backed securities portfolio as of March 31, 2008, 27.6% were issued in 2007, 22.9% in 2006, and 49.5% in 2005 and prior. Of the total subprime residential mortgage backed securities portfolio as of December 31, 2007, 35.7% were issued in 2007, 14.8% in 2006, and 49.5% in 2005 and prior. The ABS CDO had no unrealized loss and a fair value of $0.1 at March 31, 2008. At December 31, 2007, the ABS CDO had no unrealized loss and a fair value of $0.4.

As of March 31, 2008, the Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.1 billion and $149.8, respectively, representing 6.2% of total investments. 100.0% of these securities were AAA-rated. As of December 31, 2007, the Company’s exposure to Alt-A mortgages was concentrated in RMBS, and the fair value and gross unrealized losses aggregated to $1.3 billion and $38.1, respectively, representing 7.2% of total investments. 99.9% of these securities were AAA-rated. As of March 31, 2008, the Alt-A mortgage backed securities portfolio included 13.6% issued in 2007, 29.1% in 2006, and 57.3% in 2005 and prior. As of December 31, 2007, the Alt-A mortgage backed securities portfolio included 28.4% issued in 2007, 12.9% in 2006, and 58.7% in 2005 and prior.

As of March 31, 2008, total RMBS (including CMO and ABS structures) was $4.0 billion with 5.7% consisting of subprime residential mortgage backed securities and 17.0% consisting of Alt-A mortgage backed securities. As of December 31, 2007, total RMBS (including CMO and ABS structures) was $4.2 billion with 9.8% consisting of subprime residential mortgage backed securities and 30.4% consisting of Alt-A mortgage backed securities. The RMBS portfolio is of high credit quality with 100.0% of the portfolio rated AAA as of March 31, 2008 and December 31, 2007, respectively. Further, as of March 31, 2008 and December 31, 2007, 11.6% and 12.4%, respectively, of the RMBS portfolio was issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal National Mortgage Association ("FNMA" or "Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), which are government agencies or instrumentalities that guarantee the credit quality of the underlying mortgage pools.

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

As of March 31, 2008 and December 31, 2007, the fair value of the Company’s Commercial mortgage-backed securities (“CMBS”) totaled $1.7 billion and $1.9 billion, respectively, and Other ABS, excluding subprime exposure, totaled $489.5 and $512.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. As of March 31, 2008, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility and collateralized loan obligations comprising 40.2%, 18.3%, 19.0% and 12.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2007, the Other ABS was broadly diversified by both type and issuer with credit card receiveables, automobile receivables, public utility and collateralized loan obligations comprising 34.5%, 18.8%, 17.6% and 13.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS and Other ABS holdings by credit quality and vintage year as of March 31, 2008:

CMBS
% of Total CMBS		Vintage

AAA	87.3%	2007	23.1%
AA	7.4%	2006	19.3%
A	5.1%	2005 and prior	57.6%
BBB	0.2%

Other ABS
% of Total Other ABS		Vintage

AAA	60.7%	2008	0.2%
AA	14.5%	2007	17.3%
A	10.7%	2006	23.5%
BBB	14.1%	2005 and prior	59.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,061.5 and $2,089.4 as of March 31, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. As of March 31, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.3% and 16.8% of properties in California as of March 31, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$143.0	22.1%	$8.8	1.4%	$44.8	15.7%	$4.1	1.4%
More than six months
and less than twelve
months below
amortized cost	200.5	30.9%	13.7	2.1%	119.5	41.6%	11.8	4.1%
More than twelve months
below amortized cost	272.0	42.0%	9.5	1.5%	102.0	35.5%	5.0	1.7%
Total unrealized capital loss	$615.5	95.0%	$32.0	5.0%	$266.3	92.8%	$20.9	7.2%

Unrealized capital losses in fixed maturities as of March 31, 2008 and December 31, 2007, were primarily caused by interest rate movement or spread widening to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$46.4	$68.4	$98.0	$212.8
Mortgage and other asset-backed
securities	105.4	145.8	183.5	434.7
Total unrealized capital loss	$151.8	$214.2	$281.5	$647.5
Fair value	$3,319.0	$1,421.8	$2,686.3	$7,427.1

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2007	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other asset-backed
securities	30.1	69.0	58.2	157.3
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2008	Cost	Amortized Cost	Cost	Loss
U.S. government agencies and authorities	$0.1	$-	$-	$0.1
U.S. corporate, state, and municipalities	30.2	49.0	57.7	136.9
Foreign	16.1	19.4	40.3	75.8
Residential mortgage-backed	56.3	84.1	55.0	195.4
Commercial mortgage-backed	34.2	27.0	101.2	162.4
Other asset-backed	14.9	34.7	27.3	76.9
Total unrealized capital loss	$151.8	$214.2	$281.5	$647.5

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2007	Cost	Amortized Cost	Cost	Loss
U.S. corporate, state, and municipalities	$10.7	$40.7	$31.6	$83.0
Foreign	8.1	21.6	17.2	46.9
Residential mortgage-backed	17.3	18.2	28.0	63.5
Commercial mortgage-backed	4.2	33.4	14.7	52.3
Other asset-backed	8.6	17.4	15.5	41.5
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.7% of the average book value as of March 31, 2008. In addition, this category includes 739 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2008.

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

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$18.2	41	$9.1	25
Foreign	10.1	19	1.4	2
Residential mortgage-backed	13.8	9	0.6	7
Other asset-backed	7.4	10	-	-
Total	$49.5	79	$11.1	34

The above schedules include $22.2 and $0.6 for the three months ended March 31, 2008 and 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs by type for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$15.4	32	$9.1	25
Foreign	10.1	19	1.4	2
Residential mortgage-backed	1.8	1	-	-
Total	$27.3	52	$10.5	27

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Fixed maturities, available-for-sale	$(0.9)	$(17.1)
Equity securities, available-for-sale	(1.7)	4.5
Derivatives	(105.1)	(16.9)
Other investments	(0.1)	(0.1)
Less: allocation to experience-rated contracts	(47.9)	(31.1)
Net realized capital gains (losses)	$(59.9)	$1.5
After-tax net realized capital gains (losses)	$(38.9)	$1.0

The increase in Net realized capital losses for the three months ended March 31, 2008, was primarily due to higher losses on derivatives. The losses on derivatives were related to interest rate swaps and driven by the decline of LIBOR rates.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experience-rated contractowners were $46.9 and $53.8 at March 31, 2008 and December 31, 2007, respectively.

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

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. As of March 31, 2008, the Company had a $153.5 receivable due from ING AIH and no amounts outstanding as of December 31, 2007.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of March 31, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of March 31, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2008, the maximum liability of the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2008, the Company delivered $60.3 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets. As of December 31, 2007, the Company delivered $18.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

Income Taxes

Income tax obligations consist of the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $21.5 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $19.3 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed consolidated financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or are being considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. There are no indications at the present time, however, that Congress will enact tax changes that will adversely affect the Company’s products in 2008. Legislation is pending in the House of Representatives and the Senate to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. In addition, the Department of Labor and the SEC have several regulatory initiatives underway to improve fee disclosures in defined contribution plans and mutual funds. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2007 Annual Report on Form 10-K filed on March 31, 2008 (SEC File No. 033-23376).

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2007.

Item 6.	Exhibits

See Exhibit Index on pages 48-51 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2008 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:/s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

4.1	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.2	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.3	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.6	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.8	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.10	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.12	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.13	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.15	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.18	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.19	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.20	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.21	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.22	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.24	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.25	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.27	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.28	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.29	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.30	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.32	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.34	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.35	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.36	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.37	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.39	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.40	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.41	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.42	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.43	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.44	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.45	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.46	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.47	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.49	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.50	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.51	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.52	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.53	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.54	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.55	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Richard T. Mason pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Richard T. Mason pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.