Form 10-Q/A
period 2008-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2008-08-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q/A
(Amendment No. 1)
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

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q/A for the period ended March 31, 2008

Explanatory Note

In the course of a review by ING Life Insurance and Annuity Company (the “Company”) of its valuation methodology for calculating reserves for product guarantees for annuity contracts containing guaranteed credited rates undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008, the Company identified an error in this calculation for the three months ended March 31, 2008. This error had no impact on customer accounts. However, this error had the following impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2008 (all dollar amounts in millions):

Condensed Consolidated Statement of Operations

	Previously
	Reported	Adjustment	Restated

Interest credited and other benefits
to contractowners	$195.9	$39.4	$235.3
Net amortization of deferred policy acquisition
costs and value of business acquired	94.9	(10.4)	84.5
Total benefits and expenses	629.8	29.0	658.8
(Loss) income before income taxes	(69.4)	(29.0)	(98.4)
Income tax (benefit) expense	(43.7)	(10.1)	(53.8)
Net (loss) income	(25.7)	(18.9)	(44.6)

Condensed Consolidated Balance Sheets

	Previously
	Reported	Adjustment	Restated

Deferred policy acquisition costs	$747.6	$3.5	$751.1
Value of business acquired	1,199.2	6.9	1,206.1
Total assets	69,173.0	10.4	69,183.4
Future policy benefits and claims reserves	18,830.9	39.4	18,870.3
Deferred income taxes	182.0	(10.1)	171.9
Total liabilities	66,253.4	29.3	66,282.7
Retained earnings (deficit)	(1,113.0)	(18.9)	(1,131.9)
Total shareholder's equity	2,919.6	(18.9)	2,900.7
Total liabilities and shareholder's equity	69,173.0	10.4	69,183.4

Accordingly, the Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter Q/A”) to (1) restate the unaudited condensed consolidated financial statements for the three months ended March 31, 2008 contained in Part I, Item 1, (2) amend Management’s Narrative Analysis of the Results of Operations and Financial Condition contained in Part I, Item 2, to reflect such restatement, and (3) amend the disclosures under Controls and Procedures in Part I, Item 4, to provide additional information with respect to the error and the status of the Company’s disclosure controls and procedures and internal controls over financial reporting.

The Company hereby files this First Quarter Q/A to amend and restate the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in its entirety, including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the modifications noted above, no other items included in the original Form 10-Q for the quarter ended March 31, 2008 have been amended by this First Quarter Q/A. This First Quarter Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q for the quarter ended March 31, 2008.

See Note 12 to the unaudited condensed consolidated financial statements included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
	(Restated)
Revenues:
Net investment income	$260.9	$264.2
Fee income	171.2	186.7
Premiums	7.3	18.4
Broker-dealer commission revenue	177.3	100.4
Net realized capital (losses) gains	(59.9)	1.5
Other income	3.6	7.9
Total revenue	560.4	579.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	235.3	180.6
Operating expenses	161.4	151.7
Broker-dealer commission expense	177.3	100.4
Net amortization of deferred policy acquisition
costs and value of business acquired	84.5	43.4
Interest expense	0.3	2.3
Total benefits and expenses	658.8	478.4
(Loss) income before income taxes	(98.4)	100.7
Income tax (benefit) expense	(53.8)	28.5
Net (loss) income	$(44.6)	$72.2

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Restated)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $13,465.7 at 2008 and $13,374.7 at 2007)	$13,111.2	$13,316.3
Equity securities, available-for-sale, at fair value
(cost of $425.1 at 2008 and $440.1 at 2007)	405.0	446.4
Short-term investments	26.2	167.9
Mortgage loans on real estates	2,061.5	2,089.4
Policy loans	269.0	273.4
Limited partnerships/corporations	652.1	636.1
Other investments	87.4	34.8
Securities pledged (amortized cost of $1,106.4 at 2008 and $940.2 at 2007)	1,107.3	934.1
Total investments	17,719.7	17,898.4
Cash and cash equivalents	382.7	252.3
Short-term investments under securities loan agreement,
including collateral delivered	468.2	202.7
Accrued investment income	186.5	168.3
Receivable for securities sold	15.9	5.6
Reinsurance recoverable	2,564.6	2,594.4
Deferred policy acquisition costs	751.1	728.6
Value of business acquired	1,206.1	1,253.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	153.5	-
Due from affiliates	11.4	10.6
Property and equipment	156.8	147.4
Other assets	116.0	112.1
Assets held in separate accounts	45,275.9	48,091.2
Total assets	$69,183.4	$71,639.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Restated)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$18,870.3	$18,569.1
Payable for securities purchased	32.2	0.2
Payables under securities loan agreement	407.9	183.9
Notes payable	9.9	9.9
Borrowed money	685.8	738.4
Due to affiliates	104.9	130.7
Current income taxes	43.6	56.8
Deferred income taxes	171.9	275.9
Other liabilities	680.3	542.7
Liabilities related to separate accounts	45,275.9	48,091.2
Total liabilities	66,282.7	68,598.8

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,159.8	4,159.3
Accumulated other comprehensive loss	(130.0)	(33.8)
Retained earnings (deficit)	(1,131.9)	(1,087.3)
Total shareholder's equity	2,900.7	3,041.0
Total liabilities and shareholder's equity	$69,183.4	$71,639.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,274.6)	$3,013.7
Cumulative effect of changes in accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	72.2	72.2
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(5.9) pretax)	-	-	(3.9)	-	(3.9)
Pension liability ($(0.3) pretax)	-	-	(0.2)	-	(0.2)
Total comprehensive income					68.1
Employee share-based payments	-	1.2	-	-	1.2
Balance at March 31, 2007 (Restated)	$2.8	$4,300.7	$(18.1)	$(1,233.5)	$3,051.9

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss (Restated)	-	-	-	(44.6)	(44.6)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(148.0) pretax)	-	-	(96.2)	-	(96.2)
Total comprehensive loss					(140.8)
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2008 (Restated)	$2.8	$4,159.8	$(130.0)	$(1,131.9)	$2,900.7

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $1.7, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of the reserves for product guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Condensed Consolidated Statements of Operations. The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

		Level 1	Level 2	Level 3(1)	Total
Assets:
	Fixed maturities, available-for-sale, including
	securities pledged	$213.7	$12,201.8	$1,803.0	$14,218.5
	Equity securities, available-for-sale	405.0	-	-	405.0
	Other investments (primarily derivatives)	-	87.4	-	87.4
	Cash and cash equivalents and short-term
	investments under securities loan agreement	850.9	-	-	850.9
	Assets held in separate accounts	40,333.3	4,942.6	-	45,275.9

Total		$41,802.9	$17,231.8	$1,803.0	$60,837.7

Liabilities:
	Product guarantees (Restated)	$-	$-	$146.0	$146.0
	Other liabilities (primarily derivatives)	-	335.7	-	335.7
Total (Restated)		$-	$335.7	$146.0	$481.7

(1)	Level 3 assets and liabilities accounted for 2.7% of total assets and liabilities measured at fair value on a recurring basis.
	Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 assets and liabilities in relation
	to total assets and liabilities measured at fair value on a recurring basis totaled 11.0%.

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

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with FAS No. 133. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in FAS No. 157. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all non-performance risks as required by FAS No. 157. See also Note 12 for a discussion of a calculation error associated with reserves for product guarantees, which resulted in restatement of amounts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

		Fixed		Product
		Maturities		Guarantees
				(Restated)
Balance at January 1, 2008		$1,737.6		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	(68.5)	(3)
	Net unrealized capital gains (losses)(2)	41.5		-
	Total net realized and unrealized capital gains (losses)	41.8		(68.5)

	Purchases, sales, issuances, and settlements, net	23.6		(1.1)
	Transfer in (out) of Level 3	-		-
Balance at March 31, 2008		$1,803.0		$(146.0)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is
	impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For three months ended March 31, 2008, the liability increased due to increased credit spreads, increased interest rate volatility and decreased interest rates, partially offset by model refinements.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
	(Restated)
Balance at January 1	$728.6	$622.6
Deferrals of commissions and expenses	43.6	35.8
Amortization:
Amortization	(35.3)	(20.1)
Interest accrued at 5% to 7%	12.1	10.4
Net amortization included in Condensed Consolidated
Statements of Operations	(23.2)	(9.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	2.1	(0.9)
Implementation of SOP 05-1	-	(6.0)
Balance at March 31	$751.1	$641.8

Activity within VOBA was as follows for the three months ended March 31, 2008 and 2007.

	2008	2007
	(Restated)
Balance at January 1	$1,253.2	$1,340.2
Deferrals of commissions and expenses	8.8	10.6
Amortization:
Amortization	(81.3)	(55.1)
Interest accrued at 5% to 7%	20.0	21.4
Net amortization included in Condensed Consolidated
Statements of Operations	(61.3)	(33.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	5.4	(2.3)
Implementation of SOP 05-1	-	(37.4)
Balance at March 31	$1,206.1	$1,277.4

During the first quarter of 2008, the Company revised and unlocked the assumptions related to lower estimated future gross profits and mutual fund revenue, resulting in an $42.0 increase in amortization of DAC and VOBA. See also Note 12 for a discussion of a calculation error associated with the reserves for product guarantees, which resulted in restatement of amounts.

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

The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were (54.7)% and 28.3%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended March 31
	2008	2007
	(Restated)
Statutory rate	(35.0)%	35.0%
Dividend received deduction	(7.3)%	(7.9)%
IRS Audit Settlement	(10.1)%	-
Other	(2.3)%	1.2%
Effective rate at March 31	(54.7)%	28.3%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2008 and December 31, 2007, the Company had a $6.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss). See also Note 12 for a discussion of a calculation error associated with the reserves for product guarantees, which resulted in a restatement of amounts.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

12.	Restatement of Previously Issued Financial Statements and Changes to Prior Years Presentation

Product Guarantees Calculation Error

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008. The Company has restated its previously issued unaudited interim financial statements for the three months ended March 31, 2008. The effect of the restatement on these interim financial statements for the three months ended March 31, 2008 is as follows:

Condensed Consolidated Statement of Operations

	Previously
	Reported	Adjustment	Restated

Interest credited and other benefits
to contractowners	$195.9	$39.4	$235.3
Net amortization of deferred policy acquisition
costs and value of business acquired	94.9	(10.4)	84.5
Total benefits and expenses	629.8	29.0	658.8
(Loss) income before income taxes	(69.4)	(29.0)	(98.4)
Income tax (benefit) expense	(43.7)	(10.1)	(53.8)
Net (loss) income	(25.7)	(18.9)	(44.6)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Balance Sheets

	Previously
	Reported	Adjustment	Restated

Deferred policy acquisition costs	$747.6	$3.5	$751.1
Value of business acquired	1,199.2	6.9	1,206.1
Total assets	69,173.0	10.4	69,183.4
Future policy benefits and claims reserves	18,830.9	39.4	18,870.3
Deferred income taxes	182.0	(10.1)	171.9
Total liabilities	66,253.4	29.3	66,282.7
Retained earnings (deficit)	(1,113.0)	(18.9)	(1,131.9)
Total shareholder's equity	2,919.6	(18.9)	2,900.7
Total liabilities and shareholder's equity	69,173.0	10.4	69,183.4

Net Liabilities Error

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

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Restated)
Revenues:
Net investment income	$260.9	$264.2	$(3.3)	(1.2)%
Fee income	171.2	186.7	(15.5)	(8.3)%
Premiums	7.3	18.4	(11.1)	(60.3)%
Broker-dealer commission revenue	177.3	100.4	76.9	76.6%
Net realized capital (losses) gains	(59.9)	1.5	(61.4)	NM
Other income	3.6	7.9	(4.3)	(54.4)%
Total revenue	560.4	579.1	(18.7)	(3.2)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	235.3	180.6	54.7	30.3%
Operating expenses	161.4	151.7	9.7	6.4%
Broker-dealer commission expense	177.3	100.4	76.9	76.6%
Net amortization of deferred policy
acquisition costs and value
of business acquired	84.5	43.4	41.1	94.7%
Interest expense	0.3	2.3	(2.0)	(87.0)%
Total benefits and expenses	658.8	478.4	180.4	37.7%
Income (loss) before income taxes	(98.4)	100.7	(199.1)	NM
Income tax (benefit) expense	(53.8)	28.5	(82.3)	NM
Net (loss) income	$(44.6)	$72.2	$(116.8)	NM
Effective tax rate	(54.7)%	28.3%

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

The decrease in Premiums for the three months ended March 31, 2008, was due to decline in annuitizations of retirement products driven by unfavorable market conditions. Changes of this type have no impact on earnings since the decline is entirely offset by a corresponding change in reserves reflected in Interest credited and other benefits to contractowners.

Benefits and Expenses

Total benefits and expenses increased for the three months ended March 31, 2008, primarily due to increases in Interest credited and other benefits to contractowners, Net amortization of DAC and VOBA, and Operating expenses.

Interest credited and other benefits to contractowners increased for the three months ended March 31, 2008, primarily driven by the increase in the reserves for product guarantees due to the decreases in swap rates and the widening of credit spreads. In addition, unfavorable mortality experience on annuity products resulted in higher reserves. These increases were partially offset by a decrease in reserves due to model refinements.

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

See also Note 12 in Part I, Item 1 for a further discussion of a calculation error associated with the reserves for product guarantees, which resulted in restatement of the three months ended March 31, 2008 results.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification, while reducing overall credit risk and liquidity risks. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as prepayment options, interest rate option embedded in collateralized mortgage obligations, and call options embedded in corporate bonds. The investment management function is centralized under ING Investment Management LLC, an affiliate, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

Fair Value Measurements

The fair values of Level 3 assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below with particular attention addressed to the reserves for product guarantees due to the impact on current Net income.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities as of March 31, 2008.

		Fixed		Product
		Maturities		Guarantees
				(Restated)
Balance at January 1, 2008		$1,737.6		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	(68.5)	(3)
	Net unrealized capital gains (losses)(2)	41.5		-
	Total net realized and unrealized capital gains (losses)	41.8		(68.5)

	Purchases, sales, issuances, and settlements, net	23.6		(1.1)
	Transfer in (out) of Level 3	-		-
Balance at March 31, 2008		$1,803.0		$(146.0)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of Operations.
	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is
	impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For three months ended March 31, 2008, the liability increased due to increased credit spreads, increased interest rate volatility and decreased interest rates, partially offset by model refinements.

See also Note 12 in Part I, Item 1 for a discussion of a calculation error associated with reserves for such product guarantees, which resulted in a restatement of amounts.

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

As of March 31, 2008 and December 31, 2007, the fair value of the Company's Commercial mortgage-backed securities ("CMBS") totaled $1.7 billion and $1.9 billion, respectively, and Other ABS, excluding subprime exposure, totaled $489.5 and $512.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. As of March 31, 2008, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility and collateralized loan obligations comprising 40.2%, 18.3%, 19.0% and 12.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2007, the Other ABS was broadly diversified by both type and issuer with credit card receivables, automobile receivables, public utility and collateralized loan obligations comprising 34.5%, 18.8%, 17.6% and 13.3%, respectively, of total Other ABS, excluding subprime exposure.

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

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. This error had no impact on customer accounts. However, this error resulted, for the three months ended March 31, 2008, in the understatement of Interest credited and other benefits to contractowners by $39.4, overstatement of net amortization of deferred policy acquisition costs and value of business acquired by $10.4 and understatement of net loss of $(18.9). The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008. Restated unaudited condensed consolidated financial statements of the Company correcting this error are included in this Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2008. See also Note 12 in Part I, Item 1 for a further discussion of a calculation error associated with the reserves for product guarantees, which resulted in a restatement of amounts.

The Company believes that the error was attributable to a material weakness in the Company's internal controls over financial reporting. Specifically, the Company implemented a new model in 2008 for the calculation of the fair value of the reserves for product guarantees. This model, which was performed using an end-user computing tool contained an error in the discount rate conversion process. Such discount rates are used in the determination of the fair value of the reserves for product guarantees. In addition, the secondary review of the results did not identify that incorrect discount rates were used. The Company is implementing enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include correction of the identified model errors, the implementation of additional monitoring controls to be performed on a quarterly basis, additional in-depth internal review of assumptions and full implementation of the

Company’s existing policies related to end user computing tools. In addition, the Company is implementing definitive standards for detailed documentation supporting the product guarantee reserves valuation methodology. This includes the implementation of a formalized change control process and logic inspection to be completed for each change of the model, and additional in-depth internal review on the converted rates. The Company expects to complete these enhancements by September 30, 2008.

Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of the end of first quarter 2008.

However, management believes that the unaudited condensed consolidated financial statements included in this Amendment No. 1 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

Other than the material weakness described above, there were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Exhibit Index on pages 52-55 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By:/s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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