Form 10-Q
period 2008-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2008-08-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 11, 2008, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended June 30, 2008

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$275.5	$257.2	$536.4	$521.4
Fee income	170.5	200.1	341.7	386.8
Premiums	7.8	12.0	15.1	30.4
Broker-dealer commission revenue	173.2	124.3	350.5	224.7
Net realized capital (losses)	(93.0)	(3.2)	(152.9)	(1.7)
Other income	4.4	4.5	8.0	12.4
Total revenue	538.4	594.9	1,098.8	1,174.0
Benefits and expenses:
Interest credited and other benefits
to contractowners	91.3	173.5	326.6	354.1
Operating expenses	173.5	158.8	334.9	310.5
Broker-dealer commission expense	173.2	124.3	350.5	224.7
Net amortization of deferred policy acquisition
costs and value of business acquired	74.8	21.7	159.3	65.1
Interest expense	0.5	0.8	0.8	3.1
Total benefits and expenses	513.3	479.1	1,172.1	957.5
Income (loss) before income taxes	25.1	115.8	(73.3)	216.5
Income tax (benefit) expense	1.9	33.6	(51.9)	62.1
Net income (loss)	$23.2	$82.2	$(21.4)	$154.4

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,080.0 at 2008 and $13,374.7 at 2007)	$13,503.9	$13,316.3
Equity securities, available-for-sale, at fair value
(cost of $412.2 at 2008 and $440.1 at 2007)	387.5	446.4
Short-term investments	46.1	167.9
Mortgage loans on real estate	2,056.3	2,089.4
Policy loans	264.6	273.4
Limited partnerships/corporations	691.1	636.1
Other investments	46.6	34.8
Securities pledged (amortized cost of $1,055.2 at
2008 and $940.2 at 2007)	1,037.4	934.1
Total investments	18,033.5	17,898.4
Cash and cash equivalents	345.4	252.3
Short-term investments under securities loan agreement,
including collateral delivered	378.0	202.7
Accrued investment income	183.0	168.3
Receivable for securities sold	26.2	5.6
Reinsurance recoverable	2,545.0	2,594.4
Deferred policy acquisition costs	747.1	728.6
Value of business acquired	1,194.7	1,253.2
Notes receivable from affiliate	175.0	175.0
Due from affiliates	14.4	10.6
Property and equipment	156.0	147.4
Other assets	99.0	112.1
Assets held in separate accounts	44,986.7	48,091.2
Total assets	$68,884.0	$71,639.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$19,029.7	$18,569.1
Payable for securities purchased	35.8	0.2
Payables under securities loan agreement	332.5	183.9
Notes payable	9.9	9.9
Borrowed money	708.0	738.4
Due to affiliates	125.6	130.7
Notes to affiliate	40.0	-
Current income taxes	12.2	56.8
Deferred income taxes	203.0	275.9
Other liabilities	487.4	542.7
Liabilities related to separate accounts	44,986.7	48,091.2
Total liabilities	65,970.8	68,598.8

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,160.3	4,159.3
Accumulated other comprehensive loss	(141.2)	(33.8)
Retained earnings (deficit)	(1,108.7)	(1,087.3)
Total shareholder's equity	2,913.2	3,041.0
Total liabilities and shareholder's equity	$68,884.0	$71,639.8

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,274.6)	$3,013.7
Cumulative effect of changes in accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	154.4	154.4
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(37.7) pretax)
including tax valuation allowance of $(63.2)	-	-	(87.7)	-	(87.7)
Pension liability ($(0.6) pretax)	-	-	(0.5)	-	(0.5)
Total comprehensive income					66.2
Employee share-based payments	-	3.6	-	-	3.6
Balance at June 30, 2007 (Restated)	$2.8	$4,303.1	$(102.2)	$(1,151.3)	$3,052.4

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(21.4)	(21.4)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(175.0) pretax), including
tax valuation allowance of $6.4	-	-	(107.4)	-	(107.4)
Total comprehensive loss					(128.8)
Employee share-based payments	-	1.0	-	-	1.0
Balance at June 30, 2008	$2.8	$4,160.3	$(141.2)	$(1,108.7)	$2,913.2

The accompanying notes are an integral part of these financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$365.6	$442.5

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	5,191.5	5,422.9
Equity securities, available-for-sale	319.4	87.5
Mortgage loans on real estate	58.0	71.3
Acquisition of:
Fixed maturities, available-for-sale	(6,151.6)	(4,499.4)
Equity securities, available-for-sale	(311.8)	(180.1)
Mortgage loans on real estate	(27.0)	(170.3)
Policy loans, net	8.8	(0.8)
Derivatives, net	(6.0)	6.0
Limited partnerships, net	(49.3)	(104.1)
Short-term investments, net	122.6	(7.4)
Collateral delivered	(26.7)	-
Other investments, net	0.1	(1.4)
Purchases of fixed assets, net	(18.4)	(44.6)
Net cash (used in) provided by investing activities	(890.4)	579.6

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,716.4	741.1
Maturities and withdrawals from investment contracts	(1,108.1)	(1,790.3)
Short-term loans from affiliates	40.0	20.0
Short-term borrowings (repayments)	(30.4)	(107.1)
Notes payable	-	9.9
Net cash provided by (used in) financing activities	617.9	(1,126.4)
Net increase (decrease) in cash and cash equivalents	93.1	(104.3)
Cash and cash equivalents, beginning of period	252.3	311.2
Cash and cash equivalents, end of period	$345.4	$206.9

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

The condensed consolidated financial statements for the three and six months ended June 30, 2008, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). For the three and six months ended June 30, 2007, ILIAC’s wholly-owned subsidiaries also included Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

FAS No. 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS No. 157, the Company recognized $1.7, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of the reserves for product guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Condensed Consolidated Statements of Operations. The Company recognized no other adjustments to its financial statements related to the adoption of FAS No. 157, and new disclosures are included in the Financial Instruments footnote.

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

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a Staff Position on FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy not to offset such fair value amounts.

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

The provisions of FAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As the pronouncement only pertains to additional disclosures, the Company has determined the adoption of FAS No. 161 for its derivative instruments will have no financial statement impact. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

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

The provisions of FAS No. 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009. Also, the Company will consider transition costs related to any acquisitions that may occur prior to January 1, 2009.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$91.1	$12,841.6	$1,608.6	$14,541.3
Equity securities, available-for-sale	387.5	-	-	387.5
Other investments (primarily derivatives)	-	46.6	-	46.6
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	769.5	-	-	769.5
Assets held in separate accounts	39,320.5	5,666.2	-	44,986.7
Total	$40,568.6	$18,554.4	$1,608.6	$60,731.6

Liabilities:
Product guarantees	$-	$-	$72.7	$72.7
Other liabilities (primarily derivatives)	-	254.7	-	254.7
Total	$-	$254.7	$72.7	$327.4

(1)	Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 10.0%.

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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices.

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

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with FAS No. 133. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in FAS No. 157. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all non-performance risks as required by FAS No. 157. See also Note 12 for a discussion of a calculation error associated with reserves for such product guarantees, which was identified in the Company’s previously issued unaudited interim financial statements for the three months ended March 31, 2008 and resulted in a mistatement of amounts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Fixed		Product
	Maturities		Guarantees
Balance at March 31, 2008 (Restated)	$1,803.0		$(146.0)
Capital gains (losses):
Net realized capital gains	-	(1)	74.2	(3)
Net unrealized capital (losses) gains(2)	(86.2)		-
Total net realized and unrealized capital (losses) gains	(86.2)		74.2

Purchases, sales, issuances, and settlements, net	(108.2)		(0.9)
Transfer in (out) of Level 3	-		-
Balance at June 30, 2008	$1,608.6		$(72.7)

Balance at January 1, 2008	$1,737.6		$(76.4)
Capital gains (losses):
Net realized capital gains (losses)	0.3	(1)	5.5	(3)
Net unrealized capital (losses) gains(2)	(44.7)		-
Total net realized and unrealized capital losses	(44.4)		5.5

Purchases, sales, issuances, and settlements, net	(84.6)		(1.8)
Transfer in (out) of Level 3	-		-
Balance at June 30, 2008	$1,608.6		$(72.7)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Statements of
Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For the three months ended June 30, 2008, the value of the liability declined due to changes in contract terms, decreased interest rate volatility and increased interest rates. The results for the six months ended June 30, 2008 were impacted by increases in the liability during the first quarter of 2008 due to increased credit spreads, increased interest rate volatility and decreased interest rates, partially offset by model refinements. For the six months, these liability increases were more than offset by the second quarter liability decreases previously discussed.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$18.3	34	$0.5	5
Foreign(1)	5.1	8	9.6	33
Residential mortgage-backed	19.6	12	1.7	9
Other asset-backed	13.5	12	1.1	3
Limited partnerships	1.1	1	-	-
Equity securities	3.7	2	-	-
Mortgage loans on real estate	2.4	1	-	-
Total	$63.7	70	$12.9	50
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$36.5	75	$9.5	30
Foreign(1)	15.2	27	11.1	35
Residential mortgage-backed	33.4	21	2.3	16
Other asset-backed	20.9	22	1.1	3
Limited partnerships	1.1	1	-	-
Equity securities	3.7	2	-	-
Mortgage loans on real estate	2.4	1	-	-
Total	$113.2	149	$24.0	84
(1) Primarily U.S. dollar denominated.

The above schedules include $51.8 and $74.0 for the three and six months ended June 30, 2008, respectively, and $2.4 and $3.0 for the three and six months ended June 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these write-downs by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$8.9	32	$0.5	5
Foreign(1)	3.0	6	9.6	33
Other asset-backed	-	-	0.4	2
Total	$11.9	38	$10.5	40
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$24.3	64	$9.5	30
Foreign(1)	13.1	25	11.1	35
Residential mortgage-backed	1.8	1	-	-
Other asset-backed	-	-	0.4	2
Total	$39.2	90	$21.0	67
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2008 and 2007 was $1,177.4 and $1,195.6, respectively.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at January 1	$728.6	$622.6
Deferrals of commissions and expenses	91.7	70.3
Amortization:
Amortization	(101.0)	(37.1)
Interest accrued at 5% to 7%	24.8	21.4
Net amortization included in Condensed Consolidated
Statements of Operations	(76.2)	(15.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	3.0	0.9
Implementation of SOP 05-1	-	(6.0)
Balance at June 30	$747.1	$672.1

Activity within VOBA was as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at January 1	$1,253.2	$1,340.2
Deferrals of commissions and expenses	17.3	20.3
Amortization:
Amortization	(122.6)	(92.1)
Interest accrued at 5% to 7%	39.5	42.7
Net amortization included in Condensed Consolidated
Statements of Operations	(83.1)	(49.4)
Change in unrealized capital (gains) losses on
available-for-sale securities	7.3	2.8
Implementation of SOP 05-1	-	(37.4)
Balance at June 30	$1,194.7	$1,276.5

During the six months ended June 30, 2008, the Company recognized an increase in amortization of DAC and VOBA of $66.0 due to the unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits and unfavorable equity market performance. No material unlocking occurred during the six months ended June 30, 2007.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

7.	Capital Contributions and Dividends

During the six months ended June 30, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2008 and 2007 were 7.6% and 29.0%, respectively. The effective tax rates for the six months ended June 30, 2008 and 2007 were (70.8)% and 28.7%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended June 30,
	2008	2007
Statutory rate	35.0%	35.0%
Dividend received deduction	(28.7)%	(6.8)%
Other	1.3%	0.8%
Effective rate at June 30	7.6%	29.0%

	Six months ended June 30,
	2008	2007
Statutory rate	(35.0)%	35.0%
Dividend received deduction	(19.7)%	(7.3)%
IRS Audit Settlement	(13.6)%	-
Other	(2.5)%	1.0%
Effective rate at June 30	(70.8)%	28.7%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. The Company had no valuation allowance as of June 30, 2008. As of December 31, 2007, the Company had a $6.4 valuation allowance related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

In first quarter 2008, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2002 and 2003. The IRS is currently examining tax years 2004, 2005 and 2006. In addition, the Company and the IRS have agreed to enter the Compliance Assurance Program (“CAP”) for tax year 2008. The Company is under audit by New York for years 1995 through 2000. It is reasonably possible that the aforementioned New York state audits may be settled within the next twelve months. It is reasonably possible that the unrecognized tax benefit on uncertain tax positions related to the New York state tax audit will decrease by up to $11.4. The timing of the settlement and any potential future payment of the remaining $21.8 cannot be reliably estimated.

A reconciliation of the change in unrecognized income tax benefits for the first half of 2008 is as follows:

Balance at December 31, 2007	$47.4
Additions for tax positions related to current year	1.4
Additions for tax positions related to prior year	2.1
Reductions for tax positions related to prior years	(9.9)
Reductions for settlement with taxing authorities	(7.8)
Balance at June 30, 2008	$33.2

The Company had $42.6 of unrecognized tax benefits as of December 31, 2007 and $34.1 of unrecognized tax benefits as of June 30, 2008 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $16.9 as of December 31, 2007 and $13.5 as of June 30, 2008. The decrease in accrued interest primarily relates to the settlement of the 2002 and 2003 IRS audit.

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

Under this agreement, ILIAC incurred interest expense of $0.2 for the three and six months ended June 30, 2008, respectively, and $0.4 and $2.4 for the three and six months ended June 30, 2007, respectively. The Company earned interest income of $0.4 and $1.1 for the three and six months ended June 30, 2008, respectively, and $0.1 and $0.3 for the three and six months ended June 30, 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of June 30, 2008, the Company had a $40.0 payable due to ING AIH under this agreement, and no amounts outstanding as of December 31, 2007.

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

At June 30, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $433.0, $252.1 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. During the three and six months ended June 30, 2008, $23.0 and $43.9, respectively, were funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2008, the maximum liability of the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2008 and December 31, 2007, the Company delivered $45.5 and $18.8, respectively, of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

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

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2008 and 2007.

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(593.9)	$(261.8)
Equity securities, available-for-sale	(24.7)	11.4
DAC/VOBA adjustment on available-for-sale securities	18.1	7.6
Sales inducements adjustment on available-for-sale securities	0.8	0.2
Premium deficiency reserve adjustment	-	(11.9)
Other investments	(0.1)	(0.3)
Less: allocation to experience-rated contracts	(390.3)	(210.3)
Unrealized capital losses, before tax	(209.5)	(44.5)
Deferred income tax asset	73.3	15.6
Deferred tax asset valuation allowance	-	(63.2)
Net unrealized capital losses	(136.2)	(92.1)
Pension liability, net of tax	(5.0)	(10.1)
Accumulated other comprehensive loss	$(141.2)	$(102.2)

Net unrealized capital losses allocated to experience-rated contracts of $390.3 and $210.3 as of June 30, 2008 and 2007, respectively, are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the six months ended June 30, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(190.2)	$(48.7)
Less: reclassification adjustment for gains (losses) and other
items included in Net income(2)	(76.4)	(24.2)
Net change in unrealized capital gains (losses) on securities	$(113.8)	$(24.5)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(292.5) and $(75.0) for the six months ended June 30, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(117.5) and $(37.3) for the six months ended June 30, 2008 and 2007, respectively.

12.	Restatement of Previously Issued Financial Statements and Changes to Prior Years Presentation

Product Guarantees Calculation Error

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008. The Company has restated its previously issued unaudited interim financial statements for the three months ended March 31, 2008. The effect of the restatement on these prior period interim financial statements for the three months ended March 31, 2008 is as follows:

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

	Previously
	Reported	Adjustment	Restated
June 30, 2007
Retained earnings (net of tax)	$(1,179.3)	$28.0	$(1,151.3)
Total shareholder's equity (net of tax)	3,024.4	28.0	3,052.4

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and six months ended June 30, 2008 and 2007, and financial condition as of June 30, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

Equity market performance affects the Company, as fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Poor equity market performance during the first half of 2008 unfavorably impacted AUM related to variable annuity products.

The changing market interest rate environment during the first half of 2008 resulted in a substantial increase in unrealized and realized losses in 2008, as compared to the same period for 2007.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2008, and changes therein, were impacted by higher realized capital losses and unfavorable product experience driven by poor equity market performance and lower variable AUM.

	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$275.5	$257.2	$18.3	7.1%
Fee income	170.5	200.1	(29.6)	(14.8)%
Premiums	7.8	12.0	(4.2)	(35.0)%
Broker-dealer commission revenue	173.2	124.3	48.9	39.3%
Net realized capital losses	(93.0)	(3.2)	(89.8)	NM
Other income	4.4	4.5	(0.1)	(2.2)%
Total revenue	538.4	594.9	(56.5)	(9.5)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	91.3	173.5	(82.2)	(47.4)%
Operating expenses	173.5	158.8	14.7	9.3%
Broker-dealer commission expense	173.2	124.3	48.9	39.3%
Net amortization of deferred policy
acquisition costs and value
of business acquired	74.8	21.7	53.1	NM
Interest expense	0.5	0.8	(0.3)	(37.5)%
Total benefits and expenses	513.3	479.1	34.2	7.1%
Income before income taxes	25.1	115.8	(90.7)	(78.3)%
Income tax (benefit) expense	1.9	33.6	(31.7)	(94.3)%
Net income	$23.2	$82.2	$(59.0)	(71.8)%
Effective tax rate	7.6%	29.0%
NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$536.4	$521.4	$15.0	2.9%
Fee income	341.7	386.8	(45.1)	(11.7)%
Premiums	15.1	30.4	(15.3)	(50.3)%
Broker-dealer commission revenue	350.5	224.7	125.8	56.0%
Net realized capital losses	(152.9)	(1.7)	(151.2)	NM
Other income	8.0	12.4	(4.4)	(35.5)%
Total revenue	1,098.8	1,174.0	(75.2)	(6.4)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	326.6	354.1	(27.5)	(7.8)%
Operating expenses	334.9	310.5	24.4	7.9%
Broker-dealer commission expense	350.5	224.7	125.8	56.0%
Net amortization of deferred policy
acquisition costs and value
of business acquired	159.3	65.1	94.2	144.7%
Interest expense	0.8	3.1	(2.3)	(74.2)%
Total benefits and expenses	1,172.1	957.5	214.6	22.4%
Income (loss) before income taxes	(73.3)	216.5	(289.8)	(133.9)%
Income tax (benefit) expense	(51.9)	62.1	(114.0)	(183.6)%
Net (loss) income	$(21.4)	$154.4	$(175.8)	(113.9)%
Effective tax rate	(70.8)%	28.7%
NM - Not meaningful.

Revenues

Total revenue decreased for the three and six months ended June 30, 2008, primarily reflecting higher Net realized capital losses and decreases in Fee income and Premiums, partially offset by increases in Net investment income.

The increase in Net realized capital losses for the three and six months ended June 30, 2008, was primarily due to higher asset impairments and higher losses on derivatives, primarily interest rate swaps, driven by the decline of LIBOR rates.

Fee income decreased for the three and six months ended June 30, 2008, as average variable AUM decreased, driven by lower equity markets.

The decrease in Premiums three and six months ended June 30, 2008, was due to decline in annuitizations of retirement products driven by unfavorable market conditions. Changes of this type have no impact on earnings since the decline is entirely offset by a corresponding change in reserves reflected in Interest credited and other benefits to contractowners.

The increase in Net investment income for the three and six months ended June 30, 2008, was due to higher yields. In addition, the increase for the six months ended June 30, 2008, was partially offset by lower average fixed AUM.

Benefits and Expenses

Total benefits and expenses increased for the three and six months ended June 30, 2008, primarily due to increases in Net amortization of DAC and VOBA and Operating expenses, partially offset by a decrease in Interest credited and other benefits to contractowners.

The Net amortization of DAC and VOBA increased for the three and six months ended June 30, 2008, reflecting $66.0 of unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits and unfavorable equity market performance.

Operating expenses for the three and six months ended June 30, 2008 increased due to higher nondeferrable commissions, information technology projects and other overhead costs, as well as an increase in investment advisory fees on annuity products.

Interest credited and other benefits to contractowners decreased for the three and six months ended June 30, 2008. The decrease for the second quarter was due to the decrease in product guarantee reserves driven by changes in contract terms. The decline for the first half of 2008 was due to lower average fixed AUM. The decreases for both periods were partially offset by slightly higher crediting rates due to the changes in product mix selected by contractowners.

Income Taxes

Income tax expense decreased for the six months ended June 30, 2008, primarily due to the audit settlement with the Internal Revenue Service (“IRS”) during the first quarter of 2008, dividends received deduction and lower income before taxes. For the three months ended June 30, 2008, the decrease was driven by the dividends received deduction and lower income before taxes.

Outlook

On July 1, 2008, the Company's Parent acquired 100% of CitiStreet LLC, a leading retirement plan and benefit service and administration company in the U.S. defined contribution marketplace. Company management is currently working on the integration of the CitiStreet retirement services businesses with those of the Company and its other ING affiliates. Such integration initiatives are expected to provide significant operational and information technology efficiencies for ING's U.S. retirement services businesses, including the Company, and may result in the Company taking charges in future quarters related to operational and information technology redundancies.

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

Fair Value Measurements

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS No. 157”)). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1, contained herein, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

Portfolio Composition

The following table presents the investment portfolio at June 30, 2008 and December 31, 2007.

	2008		2007
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,541.3	80.6%	$14,250.4	79.6%
Equity securities, available-for-sale	387.5	2.1%	446.4	2.5%
Mortgage loans on real estate	2,056.3	11.4%	2,089.4	11.7%
Policy loans	264.6	1.5%	273.4	1.5%
Other investments	783.8	4.4%	838.8	4.7%
Total investments	$18,033.5	100.0%	$17,898.4	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2008.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$91.0	$0.7	$0.5	$91.2
	U.S. government agencies and authorities	212.3	2.9	-	215.2
	State, municipalities, and political subdivisions	79.3	0.6	4.6	75.3

	U.S. corporate securities:
	Public utilities	998.7	5.3	31.7	972.3
	Other corporate securities	4,508.2	33.7	169.8	4,372.1
	Total U.S. corporate securities	5,506.9	39.0	201.5	5,344.4

	Foreign securities(1):
	Government	448.7	10.0	13.7	445.0
	Other	2,168.7	23.2	79.0	2,112.9
	Total foreign securities	2,617.4	33.2	92.7	2,557.9

	Residential mortgage-backed securities	3,884.7	89.2	220.6	3,753.3
	Commercial mortgage-backed securities	1,876.7	1.4	170.1	1,708.0
	Other asset-backed securities	866.9	6.8	77.7	796.0

	Total fixed maturities, including securities pledged	15,135.2	173.8	767.7	14,541.3
	Less: securities pledged	1,055.2	5.1	22.9	1,037.4
Total fixed maturities		$14,080.0	$168.7	$744.8	$13,503.9
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including securities pledged	14,314.9	222.7	287.2	14,250.4
Less: securities pledged	940.2	8.0	14.1	934.1
Total fixed maturities	$13,374.7	$214.7	$273.1	$13,316.3
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was AA- as of June 30, 2008 and December 31, 2007. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of June 31, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$6,093.9	41.9%	$6,446.7	45.3%
AA	1,175.0	8.1%	956.4	6.7%
A	2,676.1	18.4%	2,114.4	14.8%
BBB	3,841.9	26.4%	3,932.9	27.6%
BB	546.2	3.8%	591.0	4.1%
B and below	208.2	1.4%	209.0	1.5%
Total	$14,541.3	100.0%	$14,250.4	100.0%

94.8% and 94.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of June 30, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at June 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$91.2	0.6%	$11.9	0.1%
U.S. government agencies and authorities	215.2	1.5%	0.6	0.0%
U.S. corporate, states, and municipalities	5,419.7	37.3%	4,944.3	34.7%
Foreign	2,557.9	17.6%	2,335.2	16.4%
Residential mortgage-backed	3,753.3	25.8%	4,184.4	29.4%
Commercial mortgage-backed	1,708.0	11.7%	1,885.7	13.2%
Other asset-backed	796.0	5.5%	888.3	6.2%
Total	$14,541.3	100.0%	$14,250.4	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$256.5	256.4
After one year through five years	2,897.4	2,876.3
After five years through ten years	3,394.2	3,290.7
After ten years	1,958.8	1,860.6
Mortgage-backed securities	5,761.4	5,461.3
Other asset-backed securities	866.9	796.0
Less: securities pledged to creditors	1,055.2	1,037.4
Fixed maturities, excluding securities pledged to creditors	$14,080.0	$13,503.9

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This in turn has resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets.

To date, this market disruption has had a limited impact on the Company, which does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2008 and December 31, 2007.

The Company’s exposure to subprime mortgages was primarily in the form of asset-backed securities (“ABS”) structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of June 30, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $322.0 and $62.3, respectively, representing 2.2% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $410.2 and $32.9, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	65.9%	2007	24.2%	AAA	68.9%	2007	35.7%
AA	27.6%	2006	24.0%	AA	26.6%	2006	14.8%
A	4.0%	2005 and prior	51.8%	A	4.2%	2005 and prior	49.5%
BBB	2.3%		100.0%	BBB	0.2%		100.0%
BB and below	0.2%			BB and below	0.1%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2008, the fair value and gross unrealized losses aggregated to $1.1 billion and $148.7, respectively, representing 7.2% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.3 billion and $38.1, respectively, representing 8.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	99.8%	2007	13.8%	AAA	99.9%	2007	28.4%
AA	0.2%	2006	29.4%	AA	0.1%	2006	12.9%
	100.0%	2005 and prior	56.8%		100.0%	2005 and prior	58.7%
			100.0%				100.0%

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

As of June 30, 2008 and December 31, 2007, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.7 billion and $1.9 billion, respectively, and other ABS, excluding subprime exposure, totaled $477.0 and $512.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 35.8%, 17.7%, 19.2% and 12.8%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified by both type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 34.5%, 18.8%, 17.6%, and 13.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage

AAA	86.6%	2008	0.3%	AAA	84.1%	2007	25.4%
AA	7.8%	2007	22.5%	AA	9.3%	2006	11.5%
A	5.3%	2006	21.2%	A	6.4%	2005 and prior	63.1%
BBB	0.3%	2005 and prior	56.0%	BBB	0.2%		100.0%
	100.0%		100.0%		100.0%

The following tables summarize the Company’s exposure to Other ABS holdings by credit quality and vintage year as of June 30, 2008 and December 31, 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	57.3%	2008	1.8%	AAA	60.1%	2007	26.2%
AA	16.0%	2007	16.9%	AA	5.8%	2006	12.9%
A	11.7%	2006	24.2%	A	16.8%	2005 and prior	60.9%
BBB	14.9%	2005 and prior	57.1%	BBB	16.7%		100.0%
BB and below	0.1%		100.0%	BB and below	0.6%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,056.3 and $2,089.4 as of June 30, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. As of June 30, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 17.4% and 16.8% of properties in California as of June 30, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$210.3	27.4%	$9.3	1.2%	$44.8	15.7%	$4.1	1.4%
More than six months
and less than twelve
months below
amortized cost	136.6	17.8%	4.6	0.6%	119.5	41.6%	11.8	4.1%
More than twelve months
below amortized cost	391.9	51.0%	15.0	2.0%	102.0	35.5%	5.0	1.7%
Total unrealized capital loss	$738.8	96.2%	$28.9	3.8%	$266.3	92.8%	$20.9	7.2%

Unrealized capital losses in fixed maturities as of June 30, 2008 and December 31, 2007, were primarily caused by interest rate movement or spread widening to mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$126.9	$33.4	$139.0	$299.3
Mortgage and other asset-backed
securities	92.7	107.8	267.9	468.4
Total unrealized capital loss	$219.6	$141.2	$406.9	$767.7
Fair value	$5,904.6	$1,343.8	$2,994.2	$10,242.6

2007
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other asset-backed
securities	30.1	69.0	58.2	157.3
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
	Cost	Amortized Cost	Cost	Loss
2008
U.S. treasury	$0.5	$-	$-	$0.5
U.S. corporate, state, and municipalities	100.9	19.1	86.1	206.1
Foreign	25.5	14.3	52.9	92.7
Residential mortgage-backed	76.6	42.2	101.8	220.6
Commercial mortgage-backed	10.2	39.8	120.1	170.1
Other asset-backed	5.9	25.8	46.0	77.7
Total unrealized capital loss	$219.6	$141.2	$406.9	$767.7

2007
U.S. corporate, state, and municipalities	$10.7	$40.7	$31.6	$83.0
Foreign	8.1	21.6	17.2	46.9
Residential mortgage-backed	17.3	18.2	28.0	63.5
Commercial mortgage-backed	4.2	33.4	14.7	52.3
Other asset-backed	8.6	17.4	15.5	41.5
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.4% of the average book value as of June 30, 2008. In addition, this category includes 585 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2008.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$18.3	34	$0.5	5
Foreign	5.1	8	9.6	33
Residential mortgage-backed	19.6	12	1.7	9
Other asset-backed	13.5	12	1.1	3
Limited partnerships	1.1	1	-	-
Equity securities	3.7	2	-	-
Mortgage loans on real estate	2.4	1	-	-
Total	$63.7	70	$12.9	50

	Six Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$36.5	75	$9.5	30
Foreign	15.2	27	11.1	35
Residential mortgage-backed	33.4	21	2.3	16
Other asset-backed	20.9	22	1.1	3
Limited partnerships	1.1	1	-	-
Equity securities	3.7	2	-	-
Mortgage loans on real estate	2.4	1	-	-
Total	$113.2	149	$24.0	84

The above schedules include $51.8 and $74.0 for the three and six months ended June 30, 2008, respectively, and $2.4 and $3.0 for the three and six months ended June 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk, the possibility of significant prepayment risk, and severity and duration of unrealized losses. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$8.9	32	$0.5	5
Foreign	3.0	6	9.6	33
Other asset-backed	-	-	0.4	2
Total	$11.9	38	$10.5	40

	Six Months Ended June 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$24.3	64	$9.5	30
Foreign	13.1	25	11.1	35
Residential mortgage-backed	1.8	1	-	-
Other asset-backed	-	-	0.4	2
Total	$39.2	90	$21.0	67

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
Fixed maturities, available-for-sale	$(97.3)	$(42.1)
Equity securities, available-for-sale	(3.3)	3.1
Derivatives	23.2	18.6
Other investments	(2.8)	0.1
Less: allocation to experience-rated contracts	12.8	(17.1)
Net realized capital losses	$(93.0)	$(3.2)
After-tax net realized capital losses	$(60.5)	$(2.1)

	Six Months Ended June 30,
	2008	2007
Fixed maturities, available-for-sale	$(98.1)	$(59.2)
Equity securities, available-for-sale	(5.1)	7.6
Derivatives	(81.8)	1.7
Other investments	(3.0)	-
Less: allocation to experience-rated contracts	(35.1)	(48.2)
Net realized capital losses	$(152.9)	$(1.7)
After-tax net realized capital losses	$(99.4)	$(1.1)

The increase in Net realized capital losses for the three and six months ended June 30, 2008, was primarily due to higher asset impairments and higher losses on derivatives, primarily interest rate swaps, driven by the decline of LIBOR rates.

Net realized capital losses allocated to experience-rated contracts were deducted from Net realized capital losses and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. Net unamortized realized capital gains allocated to experience-rated contractowners were $14.5 and $53.8 at June 30, 2008 and December 31, 2007, respectively.

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

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of June 30, 2008, the Company had a $40.0 payable due to ING AIH and no amounts due to or due from ING AIH as of December 31, 2007.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $75.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. As of June 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2008, the maximum liability of the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2008 and December 31, 2007, the Company delivered $45.5 and $18.8, respectively, of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

Income Taxes

Income tax obligations consist of the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $22.0 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $22.3 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed consolidated financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may, in the future, be considered by Congress, include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. It is unlikely that Congress will enact tax changes that will adversely affect the Company’s products in 2008. The Department of Labor and the SEC have several regulatory initiatives underway to improve fee disclosures in defined contribution plans and mutual funds. Regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the content of such changes as well as the timetable for implementation are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration.

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

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. This error had no impact on customer accounts. However, this error resulted, for the three months ended March 31, 2008, in the understatement of Interest credited and other benefits to contractowners by $39.4, overstatement of net amortization of deferred policy acquisition costs and value of business acquired by $10.4 and understatement of net loss of $(18.9). The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 contained herein in Part I, Item 1. Restated unaudited condensed consolidated financial statements of the Company reflecting the correction of this first quarter 2008 error were included in Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2008. See also Note 12 for a further discussion of a calculation error associated with the reserves for product guarantees, which was identified in the Company's previously issued unaudited interim financial statements for the three months ended March 31, 2008 and resulted in a misstatement of amounts.

The Company believes that the error was attributable to a material weakness in the Company's internal controls over financial reporting. Specifically, the Company implemented a new model in 2008 for the calculation of the fair value of the reserves for product guarantees. This model, which was performed using an end-user computing tool, contained an error in the discount rate conversion process. Such discount rates are used in the determination of the fair value of the reserves for product guarantees. In addition, the secondary review of the results did not identify that incorrect discount rates were used. The Company is implementing enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include correction of the identified model errors, the implementation of additional monitoring controls to be performed on a quarterly basis, additional in-depth internal review of assumptions, and full implementation of the Company’s existing policies related to end-user computing tools. In addition, the Company is implementing definitive standards for detailed documentation supporting the product guarantee reserves valuation methodology. This includes the implementation of a formalized change control process and logic inspection to be completed for each change of the model, and additional in-depth internal review on the converted rates. The Company expects to complete these enhancements by September 30, 2008.

As of June 30, 2008, the material weakness relating to the Company's fair value methodology for the reserves for product guarantees was not fully remediated. As a result of such material weakness in internal controls over financial reporting, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of the end of second quarter 2008.

Notwithstanding the existence of the material weakness, management believes that the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 included herein in Part I, Item 1 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

While the remediation activity described above began during the preparation of this second quarter Form 10-Q, there were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

August 11, 2008 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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