Form 10-Q
period 2008-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2008-11-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 12, 2008, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2008

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$263.9	$264.0	$800.3	$785.4
Fee income	154.8	184.4	496.5	571.2
Premiums	16.3	9.5	31.4	39.9
Broker-dealer commission revenue	152.2	140.9	502.7	365.6
Net realized capital losses	(124.7)	(4.7)	(277.6)	(6.4)
Other income	6.8	7.3	14.8	19.7
Total revenue	469.3	601.4	1,568.1	1,775.4
Benefits and expenses:
Interest credited and other benefits
to contractowners	500.5	176.2	827.1	530.3
Operating expenses	209.3	157.3	544.2	467.8
Broker-dealer commission expense	152.2	140.9	502.7	365.6
Net amortization of deferred policy acquisition
costs and value of business acquired	(1.8)	39.3	157.5	104.4
Interest expense	0.4	1.9	1.2	5.0
Total benefits and expenses	860.6	515.6	2,032.7	1,473.1
(Loss) income before income taxes	(391.3)	85.8	(464.6)	302.3
Income tax (benefit) expense	(25.1)	22.3	(77.0)	84.4
Net (loss) income	$(366.2)	$63.5	$(387.6)	$217.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $13,576.2 at 2008 and $13,374.7 at 2007)	$12,474.6	$13,316.3
Equity securities, available-for-sale, at fair value
(cost of $358.7 at 2008 and $440.1 at 2007)	317.5	446.4
Short-term investments	57.6	167.9
Mortgage loans on real estate	2,090.8	2,089.4
Policy loans	263.8	273.4
Limited partnerships/corporations	703.6	636.1
Other investments	67.9	34.8
Securities pledged (amortized cost of $1,287.0 at 2008
and $940.2 at 2007)	1,268.1	934.1
Total investments	17,243.9	17,898.4
Cash and cash equivalents	399.5	252.3
Short-term investments under securities loan agreement,
including collateral delivered	663.5	202.7
Accrued investment income	207.4	168.3
Receivable for securities sold	180.5	5.6
Reinsurance recoverable	2,520.4	2,594.4
Deferred policy acquisition costs	812.3	728.6
Value of business acquired	1,667.1	1,253.2
Notes receivable from affiliate	175.0	175.0
Loan to affiliate	481.4	-
Due from affiliates	33.9	10.6
Current income tax recoverable	11.2	-
Property and equipment	118.9	147.4
Other assets	92.6	112.1
Assets held in separate accounts	41,024.8	48,091.2
Total assets	$65,632.4	$71,639.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (In millions, except share data)

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,198.1	$18,569.1
Payable for securities purchased	143.4	0.2
Payables under securities loan agreement	602.2	183.9
Notes payable	9.9	9.9
Borrowed money	655.2	738.4
Due to affiliates	132.3	130.7
Current income taxes	-	56.8
Deferred income taxes	41.1	275.9
Other liabilities	571.7	542.7
Liabilities related to separate accounts	41,024.8	48,091.2
Total liabilities	63,378.7	68,598.8

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,160.7	4,159.3
Accumulated other comprehensive loss	(434.9)	(33.8)
Retained earnings (deficit)	(1,474.9)	(1,087.3)
Total shareholder's equity	2,253.7	3,041.0
Total liabilities and shareholder's equity	$65,632.4	$71,639.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Loss	(Deficit)	Equity

Balance at December 31, 2006	$2.8	$4,299.5	$(14.0)	$(1,274.6)	$3,013.7
Cumulative effect of changes in accounting principles	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	217.9	217.9
Other comprehensive loss, net of tax:
Change in net unrealized capital gains
(losses) on securities ($(39.4) pretax)
including tax valuation allowance of $(51.2)	-	-	(76.8)	-	(76.8)
Pension liability ($(0.9) pretax)	-	-	(0.6)	-	(0.6)
Total comprehensive income					140.5
Employee share-based payments	-	4.3	-	-	4.3
Balance at September 30, 2007 (Restated)	$2.8	$4,303.8	$(91.4)	$(1,087.8)	$3,127.4

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(387.6)	(387.6)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(626.3) pretax), including
tax valuation allowance of $6.4	-	-	(400.7)	-	(400.7)
Pension liability ($(0.6) pretax)	-	-	(0.4)	-	(0.4)
Total comprehensive loss					(788.7)
Employee share-based payments	-	1.4	-	-	1.4
Balance at September 30, 2008	$2.8	$4,160.7	$(434.9)	$(1,474.9)	$2,253.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$638.4	$698.0

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	7,244.9	8,110.4
Equity securities, available-for-sale	360.4	98.6
Mortgage loans on real estate	110.8	165.8
Limited partnerships/corporations	66.0	23.1
Derivatives	27.5	2.0
Acquisition of:
Fixed maturities, available-for-sale	(8,331.8)	(6,702.2)
Equity securities, available-for-sale	(315.5)	(208.4)
Mortgage loans on real estate	(115.5)	(370.4)
Limited partnerships/corporations	(141.0)	(215.9)
Derivatives	(15.8)	(12.9)
Policy loans, net	9.6	(5.8)
Short-term investments, net	110.8	(163.3)
Collateral delivered	(42.5)	(8.8)
Other investments, net	0.1	(1.8)
Purchases of fixed assets, net	(23.2)	(73.7)
Net cash (used in) provided by investing activities	(1,055.2)	636.7

Cash Flows from Financing Activities:
Deposits received for investment contracts	2,785.2	1,160.9
Maturities and withdrawals from investment contracts	(1,656.6)	(2,620.4)
Short-term loans (to) from affiliates	(481.4)	45.0
Short-term repayments	(83.2)	(66.8)
Notes payable	-	9.9
Net cash provided by (used in) financing activities	564.0	(1,471.4)
Net increase (decrease) in cash and cash equivalents	147.2	(136.7)
Cash and cash equivalents, beginning of period	252.3	311.2
Cash and cash equivalents, end of period	$399.5	$174.5

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2008, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). For the three and nine months ended September 30, 2007, ILIAC’s wholly-owned subsidiaries also included Northfield Windsor LLC (“NWL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS 157 does not expand the use of fair value to any new circumstances.

Under FAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which provides clarifying guidance on the application of FAS 157 to financial assets in a market that is not active and was effective upon issuance. FSP FAS 157-3 had no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS 157.

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows a company to make an irrevocable election, on specific election dates, to measure eligible items at fair value with unrealized gains and losses recognized in earnings at each subsequent reporting date. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, any upfront costs and fees related to the item will be recognized in earnings as incurred. Items eligible for the fair value option include:

▪	Certain recognized financial assets and liabilities;
▪	Rights and obligations under certain insurance contracts that are not financial instruments;
▪	Host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument; and
▪	Certain commitments.

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of these Condensed Consolidated Financial Statements.

Offsetting of Amounts Related to Certain Contracts

On April 30, 2007, the FASB issued a FSP on FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”), which permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 had no effect on the financial condition, results of operations, or cash flows upon adoption by the Company on January 1, 2008, as it is the Company’s accounting policy not to offset such fair value amounts.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria that must be satisfied to recognize a financial statement benefit of tax positions taken, or expected to be taken, on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), as investment contracts.

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

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4” or “the FSP”), which does the following:

▪	Amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), requiring additional disclosures by sellers of credit derivatives;
▪

Amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requiring additional disclosure about the current status of the payment/performance risk of a guarantee; and

▪	Clarifies the effective date of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).

The provisions of FSP FAS 133-1 and FIN 45-4 that amend FAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, with early application encouraged. The Company is currently in the process of determining the impact of adoption of the FSP on its disclosures; however, as the pronouncement only pertains to additional disclosure, the Company has determined that the adoption of the FSP will have no financial statement impact.

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS 161, which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪	How derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and
▪	How derivative instruments and related hedged items affect an entity’s financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently in the process of determining the impact of adoption of FAS 161 on its disclosures; however, as the pronouncement only pertains to additional disclosures, the Company has determined that the adoption of FAS 161 will have no financial statement impact. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

FAS 141R also amends or eliminates various other authoritative literature.

The provisions of FAS 141R are effective for fiscal years beginning on or after December 15, 2008 for all business combinations occurring on or after that date. As such, this standard will impact any Company acquisitions that occur on or after January 1, 2009. Also, the Company will consider transition costs related to any acquisitions that may occur prior to January 1, 2009.

4.	Financial Instruments

Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$229.9	$10,753.9	$2,758.9	$13,742.7
Equity securities, available-for-sale	317.5	-	-	317.5
Other investments (primarily derivatives)	-	67.9	-	67.9
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,120.6	-	-	1,120.6
Assets held in separate accounts	35,365.8	5,659.0	-	41,024.8
Total	$37,033.8	$16,480.8	$2,758.9	$56,273.5

Liabilities:
Product guarantees	$-	$-	$201.7	$201.7
Other liabilities (primarily derivatives)	-	277.4	-	277.4
Total	$-	$277.4	$201.7	$479.1

(1)	Level 3 net assets and liabilities accounted for 4.6% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 17.3%.

Valuations of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in FAS 157. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from the brokers are non-binding. The valuations are reviewed and validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. No material changes to the valuation methods or assumptions used to determine fair values were made during the third quarter.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes and are

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime and Alt-A mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 3 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During the third quarter of 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the third quarter. As a result, the Company concluded that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

At September 30, 2008, the fixed maturities valued using unadjusted broker quotes totaled $8,648.6.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices. These assets are classified as Level 1.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. Mutual funds, short-term investments and cash are based upon a quoted market price and are included in Level 1. Bond valuations are obtained from third party commercial pricing services and brokers and are included in Level 2. The valuations obtained from brokers are non-binding. Valuations are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to deal only with investment grade counterparties with a credit rating of A- or better. These assets and liabilities are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with FAS 133. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in FAS 157. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by FAS 157. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on publicly-traded securities with similar term to maturity and priority of payment. The ING bond spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of September 30, 2008, the credit ratings of ING and the Company remained relatively stable in relation to prior periods, which resulted in a minimal impact on the valuation of the reserves for product guarantees. See also Note 13 for a discussion of a calculation error associated with reserves for such product guarantees, which was identified in the Company’s previously issued unaudited interim financial statements for the three months ended March 31, 2008, and resulted in a restatement of such prior period interim financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by FAS 157). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Fixed		Product
	Maturities		Guarantees
Balance at June 30, 2008	$1,608.6		$(72.7)
Capital gains (losses):
Net realized capital gains (losses)	-	(1)	(128.0)	(3)
Net unrealized capital (losses) gains(2)	(49.1)		-
Total net realized and unrealized capital (losses) gains	(49.1)		(128.0)

Purchases, sales, issuances, and settlements, net	(21.8)		(1.0)
Transfer in (out) of Level 3	1,221.2		-
Balance at September 30, 2008	$2,758.9		$(201.7)

Balance at January 1, 2008	$1,737.6		$(76.4)
Capital gains (losses):
Net realized capital gains (losses)	0.3	(1)	(122.3)	(3)
Net unrealized capital (losses) gains(2)	(93.8)		-
Total net realized and unrealized capital losses	(93.5)		(122.3)

Purchases, sales, issuances, and settlements, net	(106.4)		(3.0)
Transfer in (out) of Level 3	1,221.2		-
Balance at September 30, 2008	$2,758.9		$(201.7)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Balance Sheets.
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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2008, the value of the liability increased due to increased credit spreads, increased interest rate volatility and decreased interest rates. As of September 30, 2008, the net realized gains attributable to credit risk were $28.1. The unrealized capital losses on fixed maturities were driven by the widening of credit spreads.

At September 30, 2008, the Company determined that the classification within the valuation hierarchy related to the subprime and Alt-A mortgage-backed securities within the RMBS portfolio should be changed due to market inactivity. This change is presented as transfers into Level 3 in the table above and discussed in more detail in the previous disclosure regarding RMBS.

5.	Investments

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$161.2	91	$5.9	25
Foreign(1)	42.3	29	5.3	16
Residential mortgage-backed	32.2	16	1.0	3
Other asset-backed	24.3	12	0.2	1
Limited partnerships	1.2	2	-	-
Equity securities	13.2	4	-	-
Mortgage loans on real estate	1.4	1	-	-
Total	$275.8	155	$12.4	45
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$197.7	166	$15.4	55
Foreign(1)	57.5	56	16.4	51
Residential mortgage-backed	65.6	37	3.3	19
Other asset-backed	45.2	34	1.3	4
Limited partnerships	2.3	3	-	-
Equity securities	16.9	6	-	-
Mortgage loans on real estate	3.8	1	-	-
Total	$389.0	303	$36.4	129
(1) Primarily U.S. dollar denominated.

The above schedules include $82.2 and $126.9 for the three and nine months ended September 30, 2008, respectively, and $2.6 and $5.5 for the three and nine months ended September 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following tables summarize these write-downs by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$116.7	73	$4.3	22
Foreign(1)	29.2	25	5.3	16
Residential mortgage-backed	23.8	6	-	-
Other asset-backed	23.9	7	0.2	1
Total	$193.6	111	$9.8	39
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$140.9	137	$13.9	52
Foreign(1)	43.7	51	16.4	51
Residential mortgage-backed	37.1	10	-	-
Other asset-backed	40.4	18	0.6	3
Total	$262.1	216	$30.9	106
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2008 and 2007 was $1,479.2 and $1,084.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at January 1	$728.6	$622.6
Deferrals of commissions and expenses	133.0	106.7
Amortization:
Amortization	(100.1)	(61.8)
Interest accrued at 5% to 7%	37.4	32.9
Net amortization included in Condensed Consolidated
Statements of Operations	(62.7)	(28.9)
Change in unrealized capital (gains) losses on
available-for-sale securities	13.4	0.9
Implementation of SOP 05-1	-	(6.0)
Balance at September 30	$812.3	$695.3

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at January 1	$1,253.2	$1,340.2
Deferrals of commissions and expenses	25.3	30.0
Amortization:
Amortization	(153.6)	(139.1)
Interest accrued at 6% to 7%	58.8	63.6
Net amortization included in Condensed Consolidated
Statements of Operations	(94.8)	(75.5)
Change in unrealized capital (gains) losses on
available-for-sale securities	483.4	2.8
Implementation of SOP 05-1	-	(37.4)
Balance at September 30	$1,667.1	$1,260.1

During the nine months ended September 30, 2008, the Company recognized an increase in amortization of DAC and VOBA of $36.9 due to the unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits and unfavorable equity market performance. No material unlocking occurred during the nine months ended September 30, 2007.

7.	Capital Contributions and Dividends

During the nine months ended September 30, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 were 6.4% and 26.0%, respectively. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 16.6% and 27.9%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Statutory rate	35.0%	35.0%	35.0%	35.0%
Dividend received deduction	(0.6)%	(9.4)%	2.6%	(7.9)%
Audit Settlement	4.9%	-	6.3%	-
State taxes	(1.7)%	-	(1.5)%	-
Valuation allowance	(30.0)%	-	(25.3)%	-
Other	(1.2)%	0.4%	(0.5)%	0.8%
Effective rate at September 30	6.4%	26.0%	16.6%	27.9%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At September 30, 2008 and 2007, the Company had a tax valuation allowance of $118.4 and $0, respectively, related to realized capital losses, which is included in Net (loss) income. As of September 30, 2008 and December 31, 2007, the Company had a valuation allowance of $0 and $6.4, respectively, related to unrealized capital losses on investments, which is included in Accumulated other comprehensive income (loss).

Unrecognized Tax Benefits

In first quarter 2008, the Internal Revenue Service (“IRS”) finalized the audit of tax years 2002 and 2003. The IRS is currently examining tax years 2004, 2005 and 2006. In addition, the Company and the IRS have agreed to enter the Compliance Assurance Program (“CAP”) for tax year 2008. In the third quarter 2008, the Company also finalized the audit by New York for years 1995 through 2000.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

A reconciliation of the change in unrecognized income tax benefits for the nine months ended September 30, 2008 is as follows:

Balance at December 31, 2007	$47.4
Additions for tax positions related to current year	1.6
Additions for tax positions related to prior year	2.1
Reductions for tax positions related to prior years	(20.6)
Reductions for settlement with taxing authorities	(9.2)
Balance at September 30, 2008	$21.3

The Company had $22.2 of unrecognized tax benefits as of September 30, 2008 and $42.6 of unrecognized tax benefits as of December 31, 2007 that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, respectively. The Company had accrued interest of $3.3 as of September 30, 2008 and $16.9 as of December 31, 2007. The decrease in accrued interest primarily relates to the settlement of the IRS and the State of New York audits.

9.	Related Party Transactions

Lion Acquisition of CitiStreet LLC

On July 1, 2008, Lion acquired 100% of CitiStreet LLC (“CitiStreet”), a leading retirement plan and benefit service and administration company in the U.S. defined contribution marketplace. Due to expected synergies, Company management endeavored to integrate the CitiStreet retirement services businesses with those of the Company and its other ING affiliates. During the third quarter, integration initiatives, which provided significant operational and information technology efficiencies to ING’s U.S. retirement services businesses, including the Company, resulted in the recognition of integration costs of $46.5.

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

Under this agreement, ILIAC incurred an immaterial amount of interest expense for the three months and $0.2 for the nine months ended September 30, 2008, respectively, and $1.5 and $3.9 for the three and nine months ended September 30, 2007, respectively. The Company earned interest income of $1.2 and $2.3 for the three and nine months ended September 30, 2008, respectively, and $0.2 and $0.5 for the three and nine months ended September 30, 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of September 30, 2008, the Company had a $481.4 receivable from ING AIH under this agreement, and no amounts outstanding as of December 31, 2007.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

At September 30, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $470.7, $258.4 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. During the three and nine months ended September 30, 2008, $20.4 and $64.4, respectively, were funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2008, the maximum liability of the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2008 and December 31, 2007, the Company delivered $61.3 and $18.8, respectively, of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

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

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2008 and 2007.

	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(1,120.5)	$(157.6)
Equity securities, available-for-sale	(41.2)	12.4
DAC/VOBA adjustment on available-for-sale securities	504.6	7.7
Sales inducements adjustment on available-for-sale securities	(3.5)	0.2
Premium deficiency reserve adjustment	-	(13.2)
Other investments	(0.2)	(1.1)
Less: allocation to experience-rated contracts	-	(105.5)
Unrealized capital losses, before tax	(660.8)	(46.1)
Deferred income tax asset	231.3	16.1
Deferred tax asset valuation allowance	-	(51.2)
Net unrealized capital losses	(429.5)	(81.2)
Pension liability, net of tax	(5.4)	(10.2)
Accumulated other comprehensive loss	$(434.9)	$(91.4)

During the third quarter of 2008, as a result of the current market conditions, the Company included $808.2 of net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Condensed Consolidated Balance Sheets rather than Future policy benefits and claims reserves. As of September 30, 2007, the Company had $105.5 of net unrealized capital losses allocated to experience-rated contracts that were reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and were not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts for 2007, were as follows for the nine months ended September 30, 2008 and 2007.

	2008	2007
Net unrealized capital holding gains (losses) arising
during the period(1)	$(644.6)	$(57.0)
Less: reclassification adjustment for gains (losses) and other
items included in Net income (loss)(2)	(237.5)	(31.4)
Net change in unrealized capital gains (losses) on securities	$(407.1)	$(25.6)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $(991.7) and $(87.7) for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $(365.4) and $(48.3) for the nine months ended September 30, 2008 and 2007, respectively.

13.	Restatement of Previously Issued Financial Statements and Changes to Prior Years Presentation

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

	Previously
	Reported	Adjustment	Restated
September 30, 2007
Retained earnings (net of tax)	$(1,115.8)	$28.0	$(1,087.8)
Total shareholder's equity (net of tax)	3,099.4	28.0	3,127.4

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and nine months ended September  30, 2008 and 2007, and financial condition as of September 30, 2008 and December 31, 2007. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2007 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis has reached unprecedented levels of market volatility and may materially adversely affect the Company’s business and results of operations;

(2)

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(3)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;
(4)

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control;

(5)	Equity market volatility could negatively impact profitability and financial condition;
(6)	Changes in interest rates could have a negative impact on profitability and financial condition;
(7)	The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;
(8)	Changes in underwriting and actual experience could materially affect profitability;
(9)	A downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(10)	A loss of key product distribution relationships could materially affect sales;
(11)	Competition could negatively affect the ability to maintain or increase profitability;
(12)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(13)	Litigation may adversely affect profitability and financial condition;
(14)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(15)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(16)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(17)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(18)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

Economic Analysis

The financial market crisis of 2008 presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

The credit and liquidity crisis caused turmoil in the financial markets in the third quarter of 2008 impacting short-term, LIBOR and U.S. Treasury rates. Although U.S. Treasury market rates declined in the third quarter, the unrealized and realized losses on fixed maturities increased due to the continued widening of credit spreads that is driven by the higher perceived risk related to investment grade securities.

LIBOR rates rose during the third quarter of 2008 with most of the increase occurring during September. As a result, any favorable effects of the increase on floating rate investments will be felt primarily in the fourth quarter of 2008.

In the third quarter of 2008, short-term Treasury rates fell more than long-term rates. The rate declines were driven by investor “flight to quality”, which is the trend of investors selecting U.S. Treasuries as opposed to higher yielding, potentially riskier investments.

The credit crisis also negatively impacted equity markets, as investor confidence in the economy diminished. The Company’s fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Poor equity market performance during 2008 unfavorably impacted AUM related to variable annuity products. In addition, the Company experienced higher realized and unrealized losses on equity securities.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2008, and changes therein, were impacted by higher realized capital losses and unfavorable product experience driven by poor equity market performance and lower variable AUM.

	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$263.9	$264.0	$(0.1)	-
Fee income	154.8	184.4	(29.6)	(16.1)%
Premiums	16.3	9.5	6.8	71.6%
Broker-dealer commission revenue	152.2	140.9	11.3	8.0%
Net realized capital losses	(124.7)	(4.7)	(120.0)	NM
Other income	6.8	7.3	(0.5)	(6.8)%
Total revenue	469.3	601.4	(132.1)	(22.0)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	500.5	176.2	324.3	NM
Operating expenses	209.3	157.3	52.0	33.1%
Broker-dealer commission expense	152.2	140.9	11.3	8.0%
Net amortization of deferred policy
acquisition costs and value
of business acquired	(1.8)	39.3	(41.1)	NM
Interest expense	0.4	1.9	(1.5)	(78.9)%
Total benefits and expenses	860.6	515.6	345.0	66.9%
(Loss) income before income taxes	(391.3)	85.8	(477.1)	NM
Income tax (benefit) expense	(25.1)	22.3	(47.4)	NM
Net (loss) income	$(366.2)	$63.5	$(429.7)	NM
Effective tax rate	6.4%	26.0%
NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$800.3	$785.4	$14.9	1.9%
Fee income	496.5	571.2	(74.7)	(13.1)%
Premiums	31.4	39.9	(8.5)	(21.3)%
Broker-dealer commission revenue	502.7	365.6	137.1	37.5%
Net realized capital losses	(277.6)	(6.4)	(271.2)	NM
Other income	14.8	19.7	(4.9)	(24.9)%
Total revenue	1,568.1	1,775.4	(207.3)	(11.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	827.1	530.3	296.8	56.0%
Operating expenses	544.2	467.8	76.4	16.3%
Broker-dealer commission expense	502.7	365.6	137.1	37.5%
Net amortization of deferred policy
acquisition costs and value
of business acquired	157.5	104.4	53.1	50.9%
Interest expense	1.2	5.0	(3.8)	(76.0)%
Total benefits and expenses	2,032.7	1,473.1	559.6	38.0%
Income (loss) before income taxes	(464.6)	302.3	(766.9)	NM
Income tax (benefit) expense	(77.0)	84.4	(161.4)	NM
Net (loss) income	$(387.6)	$217.9	$(605.5)	NM
Effective tax rate	16.6%	27.9%
NM - Not meaningful.

Revenues

Total revenue decreased for the three and nine months ended September 30, 2008, primarily reflecting higher Net realized capital losses and decreases in Fee income.

The increase in Net realized capital losses for the three and nine months ended September 30, 2008, was primarily due to higher credit related impairments of fixed maturities driven by the widening of credit spreads. In addition, the Company experienced losses on equity securities due to poor equity market performance in 2008. The 2008 third quarter losses were partially offset by gains on forward contracts driven by the decline of interest rates and the adjustment of certain credit default swaps to recoverable value.

Fee income decreased for the three and nine months ended September 30, 2008, as average variable AUM decreased, driven by lower equity markets.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2008, primarily due to increases in Interest credited and other benefits to contractowners, Net amortization of DAC and VOBA, and Operating expenses.

Interest credited and other benefits to contractowners increased for the three and nine months ended September 30, 2008, reflecting the amortization of realized losses associated with experience-rated contracts. In addition, the Company experienced an increase in product guarantee reserves driven by an increase in credit spreads during 2008.

The Net amortization of DAC and VOBA increased for the nine months ended September 30, 2008, reflecting $36.9 of unlocking resulting from unfavorable equity market performance and the revisions of certain assumptions used in the estimation of gross profits. The unfavorable unlocking was partially offset by the decrease in amortization due to higher realized losses. For the three months ended September 30, 2008, the Company experienced a decrease due to lower actual gross profits driven by the amortization of realized losses associated with experience-rated contracts.

Operating expenses for the three and nine months ended September 30, 2008, increased mainly due to integration costs related to the acquisition of CitiStreet LLC by the Company’s Parent on July 1, 2008. In addition, the Company experienced higher marketing and commission expenses related to higher sales of individual retirement products.

Income Taxes

Income tax expense decreased for the three and nine months ended September 30, 2008, primarily due to the audit settlement with the Internal Revenue Service (“IRS”) during the first quarter of 2008 and higher losses before taxes, partially offset by the tax valuation allowance related to realized capital losses.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2008 and December 31, 2007.

	2008		2007
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$13,742.7	79.7%	$14,250.4	79.6%
Equity securities, available-for-sale	317.5	1.9%	446.4	2.5%
Mortgage loans on real estate	2,090.8	12.1%	2,089.4	11.7%
Policy loans	263.8	1.5%	273.4	1.5%
Other investments	829.1	4.8%	838.8	4.7%
Total investments	$17,243.9	100.0%	$17,898.4	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2008.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$228.5	$1.6	$0.3	$229.8
	U.S. government agencies and authorities	267.5	3.9	0.2	271.2
	State, municipalities, and political subdivisions	79.1	-	9.1	70.0

	U.S. corporate securities:
	Public utilities	1,076.6	1.7	72.6	1,005.7
	Other corporate securities	4,187.5	15.6	307.7	3,895.4
	Total U.S. corporate securities	5,264.1	17.3	380.3	4,901.1

	Foreign securities(1):
	Government	429.8	4.6	33.3	401.1
	Other	2,226.5	13.1	171.8	2,067.8
	Total foreign securities	2,656.3	17.7	205.1	2,468.9

	Residential mortgage-backed securities	3,671.7	129.7	321.6	3,479.8
	Commercial mortgage-backed securities	1,830.3	0.2	269.5	1,561.0
	Other asset-backed securities	865.7	5.1	109.9	760.9

	Total fixed maturities, including securities pledged	14,863.2	175.5	1,296.0	13,742.7
	Less: securities pledged	1,287.0	9.3	28.2	1,268.1
Total fixed maturities		$13,576.2	$166.2	$1,267.8	$12,474.6
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including securities pledged	14,314.9	222.7	287.2	14,250.4
Less: securities pledged	940.2	8.0	14.1	934.1
Total fixed maturities	$13,374.7	$214.7	$273.1	$13,316.3
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company’s fixed maturities portfolio was A+ as of September 30, 2008 and AA- as of December 31, 2007. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investor’s Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of September 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$5,820.3	42.2%	$6,446.7	45.3%
AA	972.2	7.1%	956.4	6.7%
A	2,413.7	17.6%	2,114.4	14.8%
BBB	3,870.2	28.2%	3,932.9	27.6%
BB	477.1	3.5%	591.0	4.1%
B and below	189.2	1.4%	209.0	1.5%
Total	$13,742.7	100.0%	$14,250.4	100.0%

95.1% and 94.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of September 30, 2008 and December 31, 2007, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at September 30, 2008 and December 31, 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$229.8	1.7%	$11.9	0.1%
U.S. government agencies and authorities	271.2	2.0%	0.6	0.0%
U.S. corporate, states, and municipalities	4,971.1	36.1%	4,944.3	34.7%
Foreign	2,468.9	18.0%	2,335.2	16.4%
Residential mortgage-backed	3,479.8	25.3%	4,184.4	29.4%
Commercial mortgage-backed	1,561.0	11.4%	1,885.7	13.2%
Other asset-backed	760.9	5.5%	888.3	6.2%
Total	$13,742.7	100.0%	$14,250.4	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$308.9	308.2
After one year through five years	3,158.6	3,074.9
After five years through ten years	3,207.1	2,962.4
After ten years	1,820.9	1,595.5
Mortgage-backed securities	5,502.0	5,040.8
Other asset-backed securities	865.7	760.9
Less: securities pledged to creditors	1,287.0	1,268.1
Fixed maturities, excluding securities pledged to creditors	$13,576.2	$12,474.6

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

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter of 2007, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2008 and December 31, 2007.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During the third quarter of 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the third quarter. As a result, the Company concluded that the market for subprime and Alt-A mortgage-

backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The Company’s exposure to subprime mortgages was primarily in the form of asset-backed securities (“ABS”) structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of September 30, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $301.8 and $70.6, respectively, representing 2.2% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $410.2 and $32.9, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	61.8%	2007	24.5%	AAA	68.9%	2007	35.7%
AA	30.9%	2006	24.1%	AA	26.6%	2006	14.8%
A	2.9%	2005 and prior	51.4%	A	4.2%	2005 and prior	49.5%
BBB	3.4%		100.0%	BBB	0.2%		100.0%
BB and below	1.0%			BB and below	0.1%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2008, the fair value and gross unrealized losses aggregated to $919.4 and $173.6, respectively, representing 6.7% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.3 billion and $38.1, respectively, representing 8.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	96.4%	2007	11.2%	AAA	99.9%	2007	28.4%
AA	1.3%	2006	29.6%	AA	0.1%	2006	12.9%
A	1.6%	2005 and prior	59.2%		100.0%	2005 and prior	58.7%
BBB	0.2%		100.0%				100.0%
BB and below	0.5%
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

As of September 30, 2008 and December 31, 2007, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.6 billion and $1.9 billion, respectively, and other ABS, excluding subprime exposure, totaled $463.6 and $512.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 34.8%, 16.6%, 22.6% and 11.8%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified by both type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 34.5%, 18.8%, 17.6%, and 13.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage

AAA	88.4%	2008	0.3%	AAA	84.1%	2007	25.4%
AA	7.3%	2007	22.1%	AA	9.3%	2006	11.5%
A	4.1%	2006	20.3%	A	6.4%	2005 and prior	63.1%
BBB	0.2%	2005 and prior	57.3%	BBB	0.2%		100.0%
	100.0%		100.0%		100.0%

The following tables summarize the Company’s exposure to Other ABS holdings by credit quality and vintage year as of September 30, 2008 and December 31, 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	56.1%	2008	4.2%	AAA	60.1%	2007	26.2%
AA	18.0%	2007	16.4%	AA	5.8%	2006	12.9%
A	10.5%	2006	24.0%	A	16.8%	2005 and prior	60.9%
BBB	15.0%	2005 and prior	55.4%	BBB	16.7%		100.0%
BB and below	0.4%		100.0%	BB and below	0.6%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,090.8 and $2,089.4 as of September 30, 2008 and December 31, 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. As of September 30, 2008 and December 31, 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 16.5% and 16.8% of properties in California as of September 30, 2008 and December 31, 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2008 and December 31, 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$241.6	18.6%	$28.3	2.2%	$44.8	15.7%	$4.1	1.4%
More than six months
and less than twelve
months below
amortized cost	348.4	26.9%	13.2	1.0%	119.5	41.6%	11.8	4.1%
More than twelve months
below amortized cost	636.5	49.1%	28.0	2.2%	102.0	35.5%	5.0	1.7%
Total unrealized capital loss	$1,226.5	94.6%	$69.5	5.4%	$266.3	92.8%	$20.9	7.2%

Unrealized capital losses in fixed maturities as of September 30, 2008 and December 31, 2007, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2008	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$218.4	$160.2	$216.4	$595.0
Mortgage and other asset-backed
securities	51.5	201.4	448.1	701.0
Total unrealized capital loss	$269.9	$361.6	$664.5	$1,296.0
Fair value	$4,341.8	$3,049.1	$3,044.8	$10,435.7

2007
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other asset-backed
securities	30.1	69.0	58.2	157.3
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2008 and December 31, 2007.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
	Cost	Amortized Cost	Cost	Loss
2008
U.S. Treasuries	$0.3	$-	$-	$0.3
U.S. government agencies and authorities	0.2	-	-	0.2
U.S. corporate, state, and municipalities	140.6	111.3	137.5	389.4
Foreign	77.3	48.9	78.9	205.1
Residential mortgage-backed	28.1	86.1	207.4	321.6
Commercial mortgage-backed	19.2	90.5	159.8	269.5
Other asset-backed	4.2	24.8	80.9	109.9
Total unrealized capital loss	$269.9	$361.6	$664.5	$1,296.0

2007
U.S. corporate, state, and municipalities	$10.7	$40.7	$31.6	$83.0
Foreign	8.1	21.6	17.2	46.9
Residential mortgage-backed	17.3	18.2	28.0	63.5
Commercial mortgage-backed	4.2	33.4	14.7	52.3
Other asset-backed	8.6	17.4	15.5	41.5
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.8% of the average book value as of September 30, 2008. In addition, this category includes 594 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2008.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$161.2	91	$5.9	25
Foreign(1)	42.3	29	5.3	16
Residential mortgage-backed	32.2	16	1.0	3
Other asset-backed	24.3	12	0.2	1
Limited partnerships	1.2	2	-	-
Equity securities	13.2	4	-	-
Mortgage loans on real estate	1.4	1	-	-
Total	$275.8	155	$12.4	45
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$197.7	166	$15.4	55
Foreign(1)	57.5	56	16.4	51
Residential mortgage-backed	65.6	37	3.3	19
Other asset-backed	45.2	34	1.3	4
Limited partnerships	2.3	3	-	-
Equity securities	16.9	6	-	-
Mortgage loans on real estate	3.8	1	-	-
Total	$389.0	303	$36.4	129
(1) Primarily U.S. dollar denominated.

The above schedules include $82.2 and $126.9 for the three and nine months ended September 30, 2008, respectively, and $2.6 and $5.5 for the three and nine months ended September 30, 2007, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following tables summarize these write-downs by type for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$116.7	73	$4.3	22
Foreign(1)	29.2	25	5.3	16
Residential mortgage-backed	23.8	6	-	-
Other asset-backed	23.9	7	0.2	1
Total	$193.6	111	$9.8	39
(1) Primarily U.S. dollar denominated

	Nine Months Ended September 30,
	2008		2007
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$140.9	137	$13.9	52
Foreign(1)	43.7	51	16.4	51
Residential mortgage-backed	37.1	10	-	-
Other asset-backed	40.4	18	0.6	3
Total	$262.1	216	$30.9	106
(1) Primarily U.S. dollar denominated

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
Fixed maturities, available-for-sale	$(316.4)	$23.2
Equity securities, available-for-sale	(7.3)	(0.5)
Derivatives	2.2	(76.6)
Other investments	(1.7)	0.1
Less: allocation to experience-rated contracts	(198.5)	(49.1)
Net realized capital losses	$(124.7)	$(4.7)
After-tax net realized capital losses	$(81.1)	$(3.1)

	Nine Months Ended September 30,
	2008	2007
Fixed maturities, available-for-sale	$(414.5)	$(35.9)
Equity securities, available-for-sale	(12.3)	7.1
Derivatives	(79.6)	(75.0)
Other investments	(4.8)	0.1
Less: allocation to experience-rated contracts	(233.6)	(97.3)
Net realized capital losses	$(277.6)	$(6.4)
After-tax net realized capital losses	$(180.4)	$(4.2)

The increase in Net realized capital losses for the three and nine months ended September 30, 2008, was primarily due to higher credit related impairments of fixed maturities driven by the widening of credit spreads. In addition, the Company experienced losses on equity securities due to poor equity market performance in 2008. The 2008 third quarter losses were partially offset by gains on forward contracts driven by the decline of interest rates and the unwinding of certain credit default swaps.

Net realized capital losses allocated to experience-rated contracts were deducted from Net realized capital losses and an offsetting amount was reflected in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets. At September 30, 2008, the Company fully amortized $213.5 of net unamortized realized capital losses allocated to experience-rated contractowners. At December 31, 2007, net unamortized realized capital (losses) gains allocated to experience-rated contractowners were $53.8.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of September 30, 2008, the Company held net derivative liabilities with a fair value of $209.5.

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of September 30, 2008, the Company had a $481.4 receivable, including interest, from ING AIH and no amounts due to or due from ING AIH as of December 31, 2007.

▪	A $100.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $100.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2008 and December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2008 and 2007, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2008 and 2007, ILIAC did not pay any dividends on its common stock to its Parent.

ING reached an agreement with the Dutch government to strengthen its capital position. On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. $1.1 billion will be contributed to the various ING U.S. insurance companies and is comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING. The portion to be contributed to the Company, if any, has not yet been determined.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2008, the maximum liability of the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2008 and December 31, 2007, the Company delivered $61.3 and $18.8, respectively, of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Condensed Consolidated Balance Sheets.

Ratings

On August 23, 2005, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, affirmed the stable outlook on the core insurance operating companies. There has been no change in S&P’s rating of ING U.S., including the Company, since that date.

On July 25, 2007, Moody’s affirmed the financial strength rating of the Company, of Aa3 (Excellent) with a stable outlook. On February 12, 2008, Moody’s assigned a short-term financial strength rating of Prime-1 (P-1) and reaffirmed the long-term financial strength rating of Aa3. On October 21, 2008, Moody's placed the Aa3 insurance financial strength rating on review for possible downgrade.

On June 18, 2008, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best assigned an issuer credit rating of AA- to ILIAC at that time.

Income Taxes

Income tax obligations consist of the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The timing of the payment of the allowance on uncertain tax benefits of $23.1 cannot be reliably estimated.

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

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. This error had no impact on customer accounts. However, this error resulted, for the three months ended March 31, 2008, in the understatement of Interest credited and other benefits to contractowners by $39.4, overstatement of net amortization of deferred policy acquisition costs and value of business acquired by $10.4 and understatement of net loss of $(18.9). The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008. Restated unaudited condensed consolidated financial statements of the Company reflecting the correction of this first quarter 2008 error were included in Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2008. See also Note 13 for a further discussion of the calculation error associated with the reserves for product guarantees, which was identified in the Company’s previously issued unaudited interim financial statements for the three months ended March 31, 2008, and resulted in a restatement of such prior period interim financial statements.

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

The Company has implemented enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include correction of the identified model errors, the implementation of additional monitoring controls to be performed on a quarterly basis, additional in-depth internal review of assumptions, and full implementation of the Company’s existing policies related to end-user computing tools. In addition, the Company has implemented definitive standards for detailed documentation supporting the product guarantee reserves valuation methodology. This includes the implementation of a formalized change control process and logic inspection to be completed for each change of the model, and additional in-depth internal review on the converted rates. The Company completed these enhancements by September 30, 2008.

As discussed above, management has implemented improvements to the Company’s internal controls over financial reporting to address the material weakness described above. Except for such changes, no changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The current financial crisis has reached unprecedented levels of market volatility and may materially adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption have reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and the availability of credit. These market conditions may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject us to reinvestment risks. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain liabilities, creating asset liability duration mismatches and possibly lowering spread income due to minimum guaranteed interest rates on certain general account liabilities.

With the recent widening of credit spreads, the net unrealized loss position of the Company’s investment portfolio has increased, as have other than temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments.

One important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has also been negatively impacted.

In addition, certain of the Company’s products offer guaranteed benefits which increase the potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, the liability for these guaranteed benefits has increased.

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions, for an aggregate amount of up to $700 billion, for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Board and comparable authorities in other countries have taken or are considering taking other actions to address the financial crisis that could further impact our business. The Company cannot predict with any certainty the effect these actions will have on the financial markets or on the Company’s business, results of operations, cash flows and financial condition. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners (“NAIC”), the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), Financial Accounting Standards Board, and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way The Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, adverse market conditions could impact the cost and availability of these borrowing sources. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control

The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC. In addition, rating agencies may implement changes to internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating the Company’s RBC ratios. To the extent that the Company’s statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, the Company may seek to raise additional capital. Alternatively, if the Company were unable to raise additional capital in such a scenario, the Company’s financial strength and credit ratings might be downgraded by one or more rating agencies.

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

On September 18, September 29, October 2, 2008 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service (“Moody’s”) and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have adverse ratings consequences, which could have a material adverse effect on results of operation and financial condition.

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, a change in control of one of the distributors, could reduce sales.

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management, and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble, and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations, or cash flows, in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the Department of Labor (“DOL”) and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

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

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability

The Company’s insurance and annuity products are subject to a complex and extensive array of state and federal tax, securities, insurance, and employee benefit plan laws, and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, the DOL, and the IRS.

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

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, global warming, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

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

See Exhibit Index on pages 68-71 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2008 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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