Form 10-K
period 2008-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2009-03-31
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 24, 2009, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Annual Report on Form 10-K For the Year Ended December 31, 2008

	TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments****	23
Item 2.	Properties**	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders*	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data***	25
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 8.	Financial Statements and Supplementary Data	75
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	143
Item 9A.	Controls and Procedures	143
Item 9B.	Other Information	145

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	146
Item 11.	Executive Compensation*	146
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	146
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	146
Item 14.	Principal Accounting Fees and Services	147

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	149

	Index to Consolidated Financial Statement Schedules	150
	Signatures	154
	Exhibits Index	155

*          Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406  and

407 of the Sarbanes-Oxley Act of 2002.

**        Item prepared in accordance with General Instruction I(2) of Form 10-K.

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

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans and related services. The

Company’s products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company’s products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

See “Reserves” for a discussion of the Company’s reserves by product type.

The Company has one operating segment, which offers the products described below.

Products and Services

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers pension and retirement savings plan administrative services.

Annuity contracts offered by the Company contain variable and fixed investment options. Variable options generally provide for assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds distributed by ILIAC, and managed and/or distributed by its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2008. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represent assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2008 and 2007.

	2008	2007
New deposits:
Variable annuities	$6,140.8	$6,418.4
Fixed annuities	2,131.5	1,531.9
Stabilizer	926.5	743.9
Total new deposits	$9,198.8	$8,694.2

Assets under management:
Variable annuities	$27,699.5	$42,969.5
Fixed annuities	17,398.2	15,145.7
Total annuities	45,097.7	58,115.2
Plan sponsored and other	751.6	1,383.2
Total assets under management	45,849.3	59,498.4

Assets under administration	22,001.9	27,876.7
Total assets under management and administration	$67,851.2	$87,375.1

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 1.6% to 7.8% for the years 2008, 2007, and 2006. Certain reserves also may include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2008, the Company did not include the net unrealized and unamortized realized losses associated with experienced-rated contracts in Future policy benefits and claims reserves. The net unrealized losses are reflected in Accumulated other comprehensive (loss) income, and the amortization of the unamortized realized losses has been recorded in Interest credited and other benefits to contractowners. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2008, 2007, and 2006, reserve interest rates ranged from 5.3% to 5.9%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), and FAS No. 157, “Fair Value Measurements” (“FAS 157”).

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation (“Lincoln”). At December 31, 2008 and 2007, the Company had $2.5 billion and $2.6 billion, respectively, related to reinsurance recoverables from those subsidiaries of Lincoln. Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

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

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. These derivatives do not qualify for hedge accounting under accounting principles generally accepted in the United States (“US GAAP”). See “Liquidity and Capital Resources - Derivatives” in Management’s Narrative Analysis of the Results of Operations and Financial Condition for further discussion of the Company’s use of derivatives.

Ratings

On January 27, 2009, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also, on that date, reaffirmed it’s A-1+ short-term counterparty credit rating on the Company. S&P currently maintains a negative outlook for the Company. In February 2009, S&P announced that it will conduct new reviews of ratings of European global multi-line insurers to assess their ability to “maintain financial strength through a period of heightened stress.” Upon completion of its review, S&P announced on March 31, 2009 that it had downgraded ING U.S., including the Company, to AA- from AA and reaffirmed a negative outlook for the Company.

On October 21, 2008, Moody’s Investors Service, Inc. (“Moody’s”) placed the Aa3 insurance financial strength rating of ING U.S. under review for possible downgrade. On January 28, 2009, Moody’s downgraded the insurance financial ratings of ING U.S., including the Company, to A1 from Aa3 and removed its outlook from Negative to Stable. Moody’s also, on that date, affirmed the short-term financial strength rating of Prime-1 (P-1) for the Company.

On June 18, 2008, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, with a stable outlook. A.M. Best assigned an issuer credit rating of AA- to ILIAC at that time.

On January 28, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA to AA- and kept its outlook at Negative.

The downgrades by Fitch and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment. In response to weakening global markets, the rating agencies have been continuously re-evaluating their ratings of banks and insurance companies around the world. Over the past several months, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities.

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

The Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate the sales and investment management activities and operations of the Company. Generally, the Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor (“DOL”), and Internal Revenue Service (“IRS”) also impact certain of the Company’s annuity and other investment and retirement products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $7.7 and $7.9 as of December 31, 2008 and 2007, respectively. The Company has also recorded an asset of $5.5 and $5.9 as of December 31, 2008 and 2007, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,964 employees as of December 31, 2008, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as, providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

The current financial crisis has reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States has entered a severe recession that is likely to persist throughout and even beyond 2009, despite past and future expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009. These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. Also the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing). In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result will be lower earnings to the Company.

With the continued widening of credit spreads, the net unrealized loss position of the Company’s investment portfolio increased $635.4 in 2008 and has also contributed to the increase in other than temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

The combination of adverse interest rates and the continued widening of credit spreads have had a significant impact on the fair value of the Company’s product guarantees that are accounted for as free-standing or embedded derivatives. A portion of this business has guarantees at 3%. In low interest rate environments, the Company is at risk of crediting rates higher than it can earn, thus creating an asset/liability mismatch. Risk also exists in a rising interest rate environment, where an increased level of book value withdrawals causes greater losses than can be recovered through future adjustments to credited rates. The continued widening of credit spreads has resulted in lower market to book value ratios, putting downward pressure on credited rates and putting the Company at risk of a greater volume of book value withdrawals.

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has also been negatively impacted.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including the availability and cost of letters of credit. The Company may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. The Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC. In addition, rating agencies may implement changes to internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus available for use in calculating the Company’s RBC ratios. On January 28, 2009, the Company’s financial strength ratings were downgraded by two rating agencies. See “Ratings” in Item 1. Business. To the extent that the Company’s statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, the Company may seek to raise additional capital. Alternatively, if the Company were unable to raise additional capital in such a scenario, the Company’s financial strength and credit ratings might be further downgraded by one or more rating agencies.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings which may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. On January 28, 2009, Moody’s downgraded the financial strength rating of ING U.S., including the Company, to “A1” from “Aa3”. On the same day, Fitch downgraded the financial strength rating of ING U.S., including the Company, to “AA-” from “AA”. On March 31, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to “AA-” from “AA”. See “Ratings” in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower margins and fee income as follows:

▪	Increase in annuity contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services;
▪	Reduction of new annuity contract sales; and
▪	Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral.

The Company cannot predict what actions rating organizations may take, or what actions the Company may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Views of the rating organization;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management; and

▪	Other circumstances outside the rated company’s control.

In view of the difficulties experienced recently by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operation and financial condition.

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board, and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity. Section 382 of the United States Internal Revenue Code contains a so-called loss limitation rule, the general purpose of which is to prevent trafficking in tax losses (i.e., it is an anti-abuse rule). The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of realized tax losses as well as certain losses that are built into the assets of the company at the time of the ownership change and that are realized within the next five years. The issuance of EUR 10 billion of securities by ING to the Dutch State on November 12, 2008, brought ING’s (cumulative) change of ownership as per that date to approximately 42%. As a result, future increases in capital or other changes of ownership may adversely affect the net result or equity of ING, unless relief from the loss limitation rules is obtained, which may or may not be possible.

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition

The following financial instruments are carried at fair value in the Company’s financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption such as the Company is currently experiencing, including periods of rapidly widening credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as Alt-A or subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. During the third quarter of 2008, the Company determined that the market for Alt-A and subprime mortgage-backed securities was inactive and, as such, classified those assets as Level 3. As of

December 31, 2008, 11.7%, 72.7% and 15.6% of the Company’s available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

If assumptions used in estimating future gross profits differ from actual experience, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on our results of operations and financial condition

The Company defers acquisition costs associated with the sales of its variable annuity products. These costs are amortized over the expected life of the contracts in proportion to the present value of estimated gross profits. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin, mortality, future impairments and hedging costs. Of these factors, the Company anticipates that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If assumptions regarding policyholder behavior or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines persist, the Company could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on results of operations and financial condition.

If the Company’s business does not perform well, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2008, the Company’s valuation allowance was $333.0. However, based on facts and circumstances identified in the future, the valuation allowance may not be sufficient. Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of the reinsurance treaty or contract. The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

While the Company has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) associated with the disposition of its individual life insurance business, a trust was established effective March 1, 2007, by a subsidiary of Lincoln to secure Lincoln’s obligations of the Company under the reinsurance transaction.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations

Third-parties that owe the Company money, securities or other assets many not pay or perform under their obligations. These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries. Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential defaults by one of more of these parties could have an adverse effect on the Company's results of operations, financial condition or cash flows.

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

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, a loss of confidence or a change in control of one of the distributors, could reduce sales.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Current economic turmoil may accelerate consolidation activity. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. While the Company cannot predict the future level of consolidation, the Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law. The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs Act and Growth Tax Relief Reconciliation Act of 2003 significantly lowered and reduced the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2010. It is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. There is risk that changes to federal tax law or in IRS interpretation of existing tax law may be enacted or adopted, and could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and adversely impact profitability.

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

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the DOL and the IRS continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies, or new interpretations of existing laws, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase costs, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability. In response to current economic conditions, there has been an increase in legislative proposals to reform retirement plans.

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

The Company’s home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

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

During 2008, ILIAC did not pay any dividends to Lion. During 2007 and 2006, ILIAC paid $145.0 and $256.0, respectively, in dividends on its common stock to Lion.

During 2006, Lion contributed to ILIAC, Directed Services, Inc., which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2008, 2007, and 2006, ILIAC did not receive any cash capital contributions from Lion.

On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements. The following selected financial data should be read in conjunction with "Management's Narrative Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto, which can be found under Part II, Item 7. and Item 8. contained herein.

	2008	2007	2006
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,083.7	$1,054.7	$1,029.7
Fee income	612.9	769.9	714.8
Premiums	46.9	46.8	37.5
Broker-dealer commission revenue	622.5	568.4	429.2
Net realized capital (losses) gains	(653.1)	(27.6)	3.0
Total revenue	1,734.2	2,432.5	2,229.9
Interest credited and other benefits to contractowners	1,432.4	802.8	783.7
Broker-dealer commission expense	622.5	568.4	429.2
Amortization of deferred policy acquisition
costs and value of business acquired	128.9	129.2	21.3
Net (loss) income	(1,030.2)	218.4	301.8

CONSOLIDATED FINANCIAL POSITION
Total investments	$17,884.5	$17,898.4	$19,010.5
Assets held in separate accounts	35,927.7	48,091.2	43,550.8
Total assets	60,489.9	71,639.8	68,482.3
Future policy benefits and claims reserves	20,782.1	18,569.1	19,984.1
Liabilities related to separate accounts	35,927.7	48,091.2	43,550.8
Total shareholder's equity	1,564.5	3,041.0	3,013.7

ASSETS UNDER MANAGEMENT AND
ADMINISTRATION
Variable annuities	$27,699.5	$42,969.5	$39,992.9
Fixed annuities	17,398.2	15,145.7	16,287.5
Plan sponsored and other	751.6	1,383.2	4,709.9
Total assets under management	45,849.3	59,498.4	60,990.3
Assets under administration	22,001.9	27,876.7	25,950.4
Total assets under management and administration	$67,851.2	$87,375.1	$86,940.7

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2008, 2007 and 2006, and financial condition as of December 31, 2008 and 2007. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis has reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;
(3)

The amount of statutory capital that the Company must hold to maintain its financial strength and credit ratings can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control;

(4)	The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings which may negatively affect profitability and financial condition;

(5)

Regulatory initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(6)

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition;

(7)

If assumptions used in estimating future gross profits differ from actual experience, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on our results of operations and financial condition;

(8)

If the Company’s business does not perform well, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition;

(9)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(10)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations;
(11)	Changes in underwriting and actual experience could materially affect profitability;
(12)	A loss of key product distribution relationships could materially affect sales;
(13)	Competition could negatively affect the ability to maintain or increase profitability;
(14)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(15)	Litigation may adversely affect profitability and financial condition;
(16)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(17)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(18)

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition;

(19)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(20)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, income taxes, valuation of investments and other-than-temporary impairments, and amortization of DAC and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 1.6% to 7.8% for the years 2008, 2007, and 2006. Certain reserves also may include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2008, the Company did not include net unrealized and unamortized realized losses associated with experience-rated contracts in Future policy benefits and claims reserves. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate. The net unrealized losses are reflected in Accumulated other comprehensive (loss) income, and the amortization of the unamortized realized losses has been recorded in Interest credited and other benefits to contractowners.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2008, 2007, and 2006, reserve interest rates ranged from 5.3% to 5.9%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative

Instruments and Hedging Activities” (“FAS 133”), FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), and FAS No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of FAS 157 did not have a significant impact on the valuation of these product guarantees.

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

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment, if required, for related changes in experience-rated contract allocations, DAC, VOBA, and deferred income taxes. The Company’s valuation methods for investments did not change with the adoption of FAS 157.

The fair values for the actively traded marketable fixed maturities are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset.

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

The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

The fair values for short-term investments are based on quoted market prices.

Derivative instruments are reported at fair value primarily using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standard and Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), which are obtained from third party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third party brokers. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market guidelines.

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

FAS 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

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

The credit and liquidity crisis caused turmoil in the financial markets during the second half of 2008 impacting short-term, LIBOR and U.S. Treasury rates. Although U.S. Treasury market rates declined during this period, the unrealized and realized losses on fixed maturities increased due to the continued widening of credit spreads that is driven by the higher perceived risk related to investment grade securities.

During the second half of 2008, short-term Treasury rates fell more than long-term rates. The rate declines were driven by investor “flight to quality”, which is the trend of investors selecting U.S. Treasuries as opposed to higher yielding, potentially riskier investments.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company’s results of operations for the year ended December 31, 2008, and changes therein, were impacted by higher realized capital losses and unfavorable product experience driven by poor equity market performance and lower variable AUM.

	Years Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,083.7	$1,054.7	$29.0	2.7%
Fee income	612.9	769.9	(157.0)	(20.4)%
Premiums	46.9	46.8	0.1	0.2%
Broker-dealer commission revenue	622.5	568.4	54.1	9.5%
Net realized capital losses	(653.1)	(27.6)	(625.5)	NM
Other income	21.3	20.3	1.0	4.9%
Total revenue	1,734.2	2,432.5	(698.3)	(28.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,432.4	802.8	629.6	78.4%
Operating expenses	687.5	652.2	35.3	5.4%
Broker-dealer commission expense	622.5	568.4	54.1	9.5%
Net amortization of deferred policy
acquisition costs and value
of business acquired	128.9	129.2	(0.3)	0.2%
Interest expense	1.4	5.5	(4.1)	(74.5)%
Total benefits and expenses	2,872.7	2,158.1	714.6	33.1%
(Loss) income before income taxes	(1,138.5)	274.4	(1,412.9)	NM
Income tax (benefit) expense	(108.3)	56.0	(164.3)	NM
Net (loss) income	$(1,030.2)	$218.4	$(1,248.6)	NM
Effective tax rate	9.5%	20.4%
NM - Not meaningful.

Revenues

Total revenue decreased for the year ended December 31, 2008, primarily reflecting higher Net realized capital losses and decreases in Fee income, partially offset by increases in Broker-dealer commission revenue and Net investment income.

The increase in Net realized capital losses for the year ended December 31, 2008, was primarily due to higher credit and intent related impairments of fixed maturities driven by the widening of credit spreads. In addition, the Company experienced losses on equity securities mainly due to the poor market performance and losses on interest rate swaps due to lower LIBOR rates in 2008.

Fee income decreased for the year ended December 31, 2008, as overall average variable AUM decreased, which was driven by poor equity market performance.

Broker-dealer commission revenue increased for the year ended December 31, 2008, due to higher sales of variable annuity products. The increase in commission revenue is offset by the increase in Broker-dealer commission expense.

The increase in Net investment income for the year ended December 31, 2008, was mainly due to higher average fixed AUM.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2008, primarily due to increases in Interest credited and other benefits to contractowners.

Interest credited and other benefits to contractowners increased for the year ended December 31, 2008, due to the amortization of realized losses associated with experience-rated contracts and higher reserves associated with minimum guarantees on variable annuities due to the widening of credit spreads during 2008.

Income Taxes

Income tax benefit expense increased for the year ended December 31, 2008, primarily due to lower income before taxes, favorable audit settlements offset by lower dividends received deduction and the establishment of a tax valuation allowance on capital losses.

Year ended December 31, 2007 compared to year ended December 31, 2006

The Company’s results of operations for the year ended December 31, 2007, and changes therein, were primarily impacted by net amortization of DAC and VOBA and operating expenses, partially offset by fee income resulting from higher average variable AUM and favorable net margins on average fixed AUM.

	Years Ended December 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,054.7	$1,029.7	$25.0	2.4%
Fee income	769.9	714.8	55.1	7.7%
Premiums	46.8	37.5	9.3	24.8%
Broker-dealer commission revenue	568.4	429.2	139.2	32.4%
Net realized capital (losses) gains	(27.6)	3.0	(30.6)	NM
Other income	20.3	15.7	4.6	29.3%
Total revenue	2,432.5	2,229.9	202.6	9.1%
Benefits and expenses:
Interest credited and other
benefits to contractowners	802.8	783.7	19.1	2.4%
Operating expenses	652.2	568.3	83.9	14.8%
Broker-dealer commission expense	568.4	429.2	139.2	32.4%
Net amortization of deferred policy
acquisition costs and value
of business acquired	129.2	21.3	107.9	NM
Interest expense	5.5	2.9	2.6	89.7%
Total benefits and expenses	2,158.1	1,805.4	352.7	19.5%
Income before income taxes	274.4	424.5	(150.1)	(35.4)%
Income tax expense	56.0	122.7	(66.7)	(54.4)%
Net income	$218.4	$301.8	$(83.4)	(27.6)%
Effective tax rate	20.4%	28.9%
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

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2007, primarily due to increases in Net amortization of DAC and VOBA, Operating expenses, and Interest credited and other benefits to contractowners.

The increase in Net amortization of DAC and VOBA for the year ended December 31, 2007, was primarily driven by an increase in actual gross profits related to higher fee income and fixed margins in 2007. In addition, amortization for the year ended December 31, 2006 was lower due to favorable unlocking, as a result of prospective expense assumption changes.

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

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on S&P ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities which are reported with bonds.

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

Portfolio Composition

The following table presents the investment portfolio at December 31, 2008 and 2007.

	2008		2007
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,477.6	81.0%	$14,250.4	79.6%
Equity securities, available-for-sale	240.3	1.3%	446.4	2.5%
Mortgage loans on real estate	2,107.8	11.8%	2,089.4	11.7%
Policy loans	267.8	1.5%	273.4	1.5%
Other investments	791.0	4.4%	838.8	4.7%
Total investments	$17,884.5	100.0%	$17,898.4	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,160.5	72.7	7.8	1,225.4
Total fixed maturities	$14,632.6	$373.3	$1,753.7	$13,252.2
(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2007.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$11.2	$0.7	$-	$11.9
U.S. government agencies and authorities	0.6	-	-	0.6
State, municipalities, and political subdivisions	66.1	0.1	2.2	64.0

U.S. corporate securities:
Public utilities	1,049.1	10.8	15.6	1,044.3
Other corporate securities	3,855.1	46.1	65.2	3,836.0
Total U.S. corporate securities	4,904.2	56.9	80.8	4,880.3

Foreign securities(1):
Government	379.3	17.1	6.6	389.8
Other	1,955.8	29.9	40.3	1,945.4
Total foreign securities	2,335.1	47.0	46.9	2,335.2

Residential mortgage-backed securities	4,146.1	101.8	63.5	4,184.4
Commercial mortgage-backed securities	1,927.3	10.7	52.3	1,885.7
Other asset-backed securities	924.3	5.5	41.5	888.3

Total fixed maturities, including
fixed maturities pledged	14,314.9	222.7	287.2	14,250.4
Less: fixed maturities pledged	940.2	8.0	14.1	934.1

Total fixed maturities	$13,374.7	$214.7	$273.1	$13,316.3
(1) Primarily U.S. dollar denominated.

At December 31, 2008 and 2007, the Company’s carrying value of fixed maturities, available-for-sale, including securities pledged to creditors, (hereinafter referred to as “total fixed maturities”) represented 81.0% and 79.6%, respectively, of the total general account invested assets. For the same periods, $10,529.3 or 72.7% of total fixed maturities, and $10,179.9, or 71.4% of total fixed maturities, respectively, supported experience-rated products.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2008 and 2007, the average qualify rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows at December 31, 2008 and 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$7,140.9	49.3%	$6,446.7	45.3%
AA	718.3	5.0%	956.4	6.7%
A	2,420.9	16.7%	2,114.4	14.8%
BBB	3,609.0	24.9%	3,932.9	27.6%
BB	403.6	2.8%	591.0	4.1%
B and below	184.9	1.3%	209.0	1.5%
Total	$14,477.6	100.0%	$14,250.4	100.0%

95.9% and 94.4% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2008 and 2007, respectively. From December 31, 2008 through February 28, 2009, the percentage of the Company’s investment grade fixed maturities decreased from 95.9% to 94.7%, while the below investment grade fixed maturities increased from 4.1% to 5.3%.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2008 and 2007.

	2008		2007
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries	$1,475.0	10.2%	$11.9	0.1%
U.S. government agencies and authorities	873.1	6.0%	0.6	0.0%
U.S. corporate, state, and municipalities	4,689.9	32.4%	4,944.3	34.7%
Foreign	2,282.2	15.8%	2,335.2	16.4%
Residential mortgage-backed	3,299.5	22.8%	4,184.4	29.4%
Commercial mortgage-backed	1,233.6	8.5%	1,885.7	13.2%
Other asset-backed	624.3	4.3%	888.3	6.2%
Total	$14,477.6	100.0%	$14,250.4	100.0%

The amortized cost and fair value of fixed maturities as of December 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$273.3	$271.5
After one year through five years	3,751.8	3,576.2
After five years through ten years	3,546.6	3,344.4
After ten years	2,374.6	2,128.1
Mortgage-backed securities	5,016.6	4,533.1
Other asset-backed securities	830.2	624.3
Less: securities pledged to creditors	1,160.5	1,225.4
Fixed maturities, excluding securities pledged to creditors	$14,632.6	$13,252.2

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10.0% of the Company’s shareholder’s equity at December 31, 2008 or 2007.

At December 31, 2008 and 2007, fixed maturities with fair values of $14.2 and $13.9, respectively, were on deposit as required by regulatory authorities.

The Company invest in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2008 and 2007, approximately 13.0% and 11.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $141.0 and $279.5 in ING proprietary funds as of December 31, 2008 and 2007, respectively.

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

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to Residential Mortgage-Backed Securities (“RMBS”) and asset-backed securities (“ABS”). Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter of 2007, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that lead. The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2008 and 2007.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $249.1 and $114.5, respectively, representing 1.7% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $410.2 and $32.9, respectively, representing 2.9% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	57.8%	2008	0.3%	AAA	68.9%	2007	35.7%
AA	31.5%	2007	23.6%	AA	26.6%	2006	14.8%
A	4.2%	2006	23.3%	A	4.2%	2005 and prior	49.5%
BBB	6.1%	2005 and prior	52.8%	BBB	0.2%		100.0%
BB and below	0.4%		100.0%	BB and below	0.1%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2008, the fair value and gross unrealized losses aggregated to $750.6 and $24.5, respectively, representing 5.2% of total fixed maturities. As of December 31, 2007, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $1.3 billion and $38.1, respectively, representing 8.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage

AAA	87.4%	2007	9.9%	AAA	99.9%	2007	28.4%
AA	2.4%	2006	27.4%	AA	0.1%	2006	12.9%
A	3.2%	2005 and prior	62.7%		100.0%	2005 and prior	58.7%
BBB	0.2%		100.0%				100.0%
BB and below	6.8%
	100.0%

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $775.1 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State will take place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $4.2 will be sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $253.2 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to recognize a gain in the estimated range of $220.0 to $240.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

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

As of December 31, 2008 and 2007, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.2 billion and $1.9 billion, respectively, and other ABS, excluding subprime exposure, totaled $372.2 and $512.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 29.3%, 17.2%, 28.6% and 9.2%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2007, the other ABS was broadly diversified by both type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 34.5%, 18.8%, 17.6%, and 13.3%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total CMBS		Vintage		% of Total CMBS		Vintage

AAA	94.9%	2008	0.3%	AAA	84.1%	2007	25.4%
AA	3.1%	2007	19.8%	AA	9.3%	2006	11.5%
A	1.9%	2006	16.7%	A	6.4%	2005 and prior	63.1%
BBB	0.1%	2005 and prior	63.2%	BBB	0.2%		100.0%
	100.0%		100.0%		100.0%

The following tables summarize the Company’s exposure to Other ABS holdings by credit quality and vintage year as of December 31, 2008 and 2007:

2008				2007
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	61.7%	2008	5.4%	AAA	60.1%	2007	26.2%
AA	17.1%	2007	14.3%	AA	5.8%	2006	12.9%
A	8.4%	2006	23.8%	A	16.8%	2005 and prior	60.9%
BBB	12.6%	2005 and prior	56.5%	BBB	16.7%		100.0%
BB and below	0.2%		100.0%	BB and below	0.6%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,107.8 and $2,089.4 at December 31, 2008 and 2007, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At December 31, 2008 and 2007, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 15.5% and 16.8% and of properties in California at December 31, 2008 and 2007, respectively.

Unrealized Capital Losses

Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2008 and 2007.

	2008				2007
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six
months below
amortized cost	$169.3	9.6%	$40.2	2.3%	$44.8	15.7%	$4.1	1.4%
More than six
months and less
than twelve months
below amortized cost	511.9	29.1%	58.3	3.3%	119.5	41.6%	11.8	4.1%
More than twelve
months below
amortized cost	921.5	52.3%	60.3	3.4%	102.0	35.5%	5.0	1.7%
Total unrealized capital loss	$1,602.7	91.0%	$158.8	9.0%	$266.3	92.8%	$20.9	7.2%

Unrealized capital losses in fixed maturities at December 31, 2008 and 2007, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2008 and 2007.

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months	Total
	Below	Below	Below	Unrealized
	Amortized	Amortized	Amortized	Capital
2008	Cost	Cost	Cost	Loss
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

2007
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other asset-backed
securities	30.1	69.0	58.2	157.3
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2008 and 2007.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2008	Cost	Cost	Cost	Loss
U.S. Treasury	$0.9	$-	$-	$0.9
U.S. government agencies
and authorities	0.5	0.7	-	1.2
U.S. corporate, state, and
municipalities	92.2	244.1	235.6	571.9
Foreign	50.6	136.9	147.9	335.4
Residential mortgage-backed	48.7	94.0	124.0	266.7
Commercial mortgage-backed	2.9	69.5	298.1	370.5
Other asset-backed	13.7	25.0	176.2	214.9
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5

2007
U.S. corporate, state, and
municipalities	$10.7	$40.7	$31.6	$83.0
Foreign	8.1	21.6	17.2	46.9
Residential mortgage-backed	17.3	18.2	28.0	63.5
Commercial mortgage-backed	4.2	33.4	14.7	52.3
Other asset-backed	8.6	17.4	15.5	41.5
Total unrealized capital loss	$48.9	$131.3	$107.0	$287.2

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 79.2% of the average book value as of December 31, 2008. In addition, this category includes 1,243 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for December 31, 2008 and 2007.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	845	303
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	791	618
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	412	831
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

2007
Less than six months below
amortized cost	$2,287.2	$17.9	$44.3	$4.6	734	6
More than six months and
less than twelve months
below amortized cost	2,276.3	72.7	116.2	15.1	1,011	43
More than twelve months
below amortized cost	3,682.0	37.1	96.7	10.3	737	24
Total	$8,245.5	$127.7	$257.2	$30.0	2,482	73

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for December 31, 2008 and 2007.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2008
U.S. Treasuries	$483.7	$-	$0.9	$-	15	-
U.S. government agencies and
authorities	13.9	-	1.2	-	16	-
U.S. corporate, state and
municipalities	2,659.4	1,305.4	178.9	393.0	1,004	801
Foreign	1,392.8	785.3	102.6	232.8	572	572
Residential mortgage-backed	1,612.3	576.0	100.5	166.3	252	109
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	93	129
Other asset-backed	323.9	455.1	25.0	189.9	96	141
Total	$7,019.9	$4,152.1	$460.1	$1,301.5	2,048	1,752

2007
U.S. corporate, state, and
municipalities	$2,670.1	$10.8	$81.1	$1.9	1,179	5
Foreign	1,158.3	39.5	39.5	7.4	586	41
Residential mortgage-backed	2,441.5	20.4	58.2	5.3	344	5
Commercial mortgage-backed	1,230.8	16.1	49.4	2.9	168	4
Other asset-backed	744.8	40.9	29.0	12.5	205	18
Total	$8,245.5	$127.7	$257.2	$30.0	2,482	73

For 2008, unrealized capital losses on fixed maturities increased by $1.5 billion due to widening of credit spreads.

At December 31, 2008 and 2007, the Company held 8 and 0 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008. At December 31, 2007, there were no unrealized capital losses on these fixed maturities in excess of $10 million. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008. The value of the Company’s fixed maturities declined $534.2, before tax and DAC, from December 31, 2008 through February 28, 2009, due to further widening of credit spreads. This decline in fair value includes $81.7 related to the Company’s investments in CMBS.

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

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$6.4	4
U.S. corporate	283.2	233	36.3	113	24.4	67
Foreign	108.9	94	19.1	54	4.2	10
Residential mortgage-backed	349.3	194	7.1	30	16.6	76
Other asset-backed	245.6	64	10.5	21	7.0	1
Equity securities	55.1	17	-	-	0.1	3
Limited partnerships	6.6	6	3.0	1	-	-
Mortgage loans on real estate	3.8	1	-	-	-	-
Total	$1,052.5	609	$76.0	219	$58.7	161

The above schedule includes $235.8, $16.4, and $16.1, for the years ended December 31, 2008, 2007, and 2006, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $816.7, $59.6, and $42.6, in write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The following table summarizes these write-downs recognized by type for the years ended December 31, 2008, 2007, and 2006.

The following table summarizes these write-downs recognized by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$6.4	4
U.S. corporate	204.5	180	31.6	102	24.4	67
Foreign	81.3	78	19.1	54	4.2	10
Residential mortgage-backed	291.8	128	2.6	2	0.6	1
Other asset-backed	239.1	43	6.3	16	7.0	1
Total	$816.7	429	$59.6	174	$42.6	83

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$(990.8)	$(50.3)	$(67.0)
Equity securities, available-for-sale	(81.0)	6.4	9.3
Derivatives	(187.0)	(123.0)	(3.9)
Other	(18.7)	(2.6)	-
Less: allocation to experience-rated contracts	624.4	141.9	64.6
Net realized capital (losses) gains	$(653.1)	$(27.6)	$3.0
After-tax net realized capital (losses) gains	$(424.5)	$(17.9)	$2.0

The increase in Net realized capital losses for the year ended December 31, 2008, was primarily due to higher credit and intent related impairments of fixed maturities driven by the widening of credit spreads. In addition, the Company experienced losses on equity securities mainly due to the poor market performance and losses on interest rate swaps due to lower LIBOR rates in 2008.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claims reserves on the Consolidated Balance Sheets. During 2008, as a result of the current economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. During 2008, the Company fully amortized $624.4 of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations. Net unamortized realized capital gains allocated to experienced-rated contractowners were $53.8 and $164.5 at December 31, 2007 and 2006, respectively, and were reflected in Future policy benefits and claims reserves.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are product charges, investment income, premiums, proceeds from the maturity and sale of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, and contract maturities, withdrawals, and surrenders.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2008, the Company had net derivative liabilities with a fair value of $308.9.

In the first quarter of 2009, the Company has taken certain actions to reduce its exposure to interest rate and market risks. These actions include reducing guaranteed interest rates for new business, reducing credited rates on existing business, curtailing sales of some products, reassessment of the investment strategy with a focus on Treasury and investment grade assets, as well as a short-term program to hedge equity market risk associated with variable fee income. During 2009, the Company will be monitoring these initiatives and their impacts on earnings, capital, and liquidity, and will determine whether further actions are necessary.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3% of ILIAC’s statutory admitted assets as of the prior December 31. As of December 31, 2008, ILIAC had $13.0 due to ING AIH under the reciprocal loan agreement and no amounts due as of December 31, 2007. As of December 31, 2008 and 2007, ILIAC had no amount due from ING AIH under the reciprocal loan agreement.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2008 and 2007, ILIAC had no amounts outstanding under the revolving note facility.
▪

A $100.0 uncommitted line-of-credit agreement with PNC Bank. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. At December 31, 2008 and 2007, ILIAC had no amounts outstanding under the line-of-credit agreement. As of October 31, 2008, the Company had not formally renewed this line-of-credit, which subsequently expired on this date.

▪

A $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement. Effective November 19, 2008, the Company discontinued this line-of-credit.

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

The DECD Loan provides for loan forgiveness at varying amounts up to $5.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

On December 1, 2008, the DECD determined that the Company met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to the Company in accordance with the terms of the DECD Loan.

At December 31, 2008 and 2007, the amount of the loan outstanding was $4.9 and $9.9, respectively, which was reflected in Notes payable on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During 2008, ILIAC did not pay any dividends to Lion. During 2007 and 2006, ILIAC paid $145.0 and $256.0, respectively, in dividends on its common stock to its Parent.

During 2006, Lion contributed to ILIAC, DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2008, 2007, and 2006, ILIAC did not receive any cash capital contributions from its Parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of 775.1 of the Alt-A RMBS portfolio owned by the Company. As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State will take place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State. Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $4.2 will be sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities. Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $253.2 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to recognize a gain in the estimated range of $220.0 to $240.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2008, the Company held $4.4 of cash collateral, which was included in Collateral held, including payables under securities loan agreement. As of December 31, 2007, the Company delivered $18.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Consolidated Balance Sheets.

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

Minimum Guarantees

Variable annuity contracts containing minimum guarantees expose the Company to additional risks. For guaranteed minimum death benefits, a decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contractowners due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with guaranteed death benefits. The Company’s exposure to guaranteed death benefits is minimal.

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

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are accounted for as derivatives under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and, as of January 1, 2008, computed at fair value in accordance with FAS No. 157, “Fair Value Measurements” (“FAS 157”). At December 31, 2008 and 2007, the fair value of the guaranteed benefits was $180.0 and $78.1, respectively.

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

While the Company has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) associated with the disposition of its individual life insurance business, a trust was established effective March 1, 2007, to secure Lincoln’s obligations to the Company under the reinsurance agreement.

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

At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, $253.7 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. During 2008 and 2007, $81.3 and $87.3, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company’s collateral positions are tracked by the ISDA. To the extent cash collateral was received, it was included in the Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the CSA to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Other investments and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $161.0.

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2008, the maximum potential future exposure to the Company under the guarantee was $30.0.

As of December 31, 2008, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations(1)	$353.3	$353.3	$-	$-	$-
Reserves for insurance
obligations(2)	45,880.8	6,686.2	12,712.2	12,556.0	13,926.4
Pension obligations(3)	74.0	6.7	14.2	15.1	38.0
Total	$46,308.1	$7,046.2	$12,726.4	$12,571.1	$13,964.4

(1)

Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing, however, of funding these commitments cannot be estimated. Therefore, the total amount of the commitments is included in the category “Less than 1 Year.”

(2)	Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations under its variable annuity, fixed annuity, and other investment and retirement products.
(3)	Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations, and other supplemental retirement and insurance obligations, under various benefit plans.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2008 and 2007, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2 and $757.6, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $613.9 and $734.8 at December 31, 2008 and 2007, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse purchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2008 and 2007, the Company did not have reverse repurchase agreements. Reverse purchase agreements are included in Cash and cash equivalents on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2008. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2008 and 2007, the fair value of loan securities was $474.8 and $176.5, respectively.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

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

If current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should long term debt ratings drop below BBB+/Baa1. In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance, and investment products. See Part I, Item 1A. Risk Factors and Part I, Item 1. Business – “Ratings” for more information.

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

Statutory Capital and Risk-Based Capital

The Connecticut Insurance Department recognizes only statutory accounting practices prescribed or permitted by the State of Connecticut for determining and reporting the financial condition and results of operations of an insurance company, and for determining its solvency under the Connecticut Insurance Law. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Connecticut.

The Commissioner of the State of Connecticut Insurance Department (the “Department”) has the right to permit other specific practices that deviate from prescribed practices. During 2008, the Company received a permitted practice regarding deferred income taxes. Specifically, this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. This permitted practice expires on December 15, 2009. This permitted practice increased admitted assets and statutory surplus by $58.4 for the year ended December 31, 2008. This permitted practice had no ipact on net income. The Company’s risk-based capital would not have triggered a regulatory event without the benefit of this permitted practice.

The Department also has the ability to revise certain reserving requirements at its discretion. Due to the financial crisis and related federal government interest rate actions, the Department provided the Company and other domestic life insurers the opportunity to elect to use a formula for the discount rate for statutory reserve and reserve related calculations that resulted in the discount rate being floored at 3.25% for December 31, 2008; the formula stipulated by the Department was such that the discount rate was to equal the greater of 3.25% or 105% of the otherwise applicable spot rate; this reserve relief reduces statutory reserves and increases surplus by approximately $700.0. This reserve relief is available for the period from December 31, 2008 through September 30, 2009 and is not a permitted practice. The Company also discloses that, as in prior years, its asset adequacy analysis associated with these reserves is favorable.

The NAIC risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2008, ILIAC has total adjusted capital above all required capital levels.

The sensitivity of the Company’s statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees (See “Other Minimum Guarantees” above) to changes in the interest rates, credit spreads, and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design. Should statutory reserves increase for the reasons cited in the prior paragraph, this could result in future reductions in the Company’s surplus, which may also impact risk-based capital. During 2008, the combination of adverse changes in interest rates and the continued widening of credit spreads resulted in an increase in the reserves for these product guarantees which adversely impacted statutory surplus. Future declines in interest rates and a continued widening of credit spreads could cause future reductions in the Company’s surplus, which may also impact risk-based capital.

See “Liquidity and Capital Resources - Minimum Guarantees”, contained herein.

Risk-based capital is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Risk-based capital is an important factor in the determination of the credit and financial strength ratings of the Company.

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

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current liability of $8.3 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $15.9 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the consolidated financial statements set forth in Part II, Item 8. herein, for further information.)

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $1.7, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of the reserves for product guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Consolidated Statements of Operations.

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

The Company recognized no other adjustments to its financial statements related to the adoption of FAS 157, and new disclosures are included in the Financial Instruments footnote set forth in Part II, Item 8. herein.

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

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of the consolidated financial statements set forth in Part II, Item 8. herein.

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”), as short-duration and long-duration insurance contracts, and by FAS 97 as investment contracts.

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

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which does the following:

▪	Amends FAS 133, requiring additional disclosures by sellers of credit derivatives;
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

FSP FAS 133-1 and FIN 45-4 was adopted by the Company on December 31, 2008. In implementing FSP FAS 133-1 and FIN 45-4, the Company determined that its adoption had no financial statement impact. New disclosures are included in the Financial Instruments and Commitments and Contingent Liabilities footnotes set forth in Part II, Item 8. herein.

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), which requires additional disclosures regarding a transferor’s continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement and an enterprise’s involvement with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”).

FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company on December 31, 2008. In implementing FSP FAS 140-4 and FIN 46(R)-8, the Company determined that its adoption has no financial statement impact. The Company does not have any QSPEs or continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement.

Amendments to Impairment Guidance

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends EITF 99-20. FSP EITF 99-20-1 requires that an other-than-temporary impairment on investments that meet the criteria of EITF 99-20 be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flow, consistent with the impairment model in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

FSP EITF 99-20-1 was adopted by the Company on December 31, 2008, prospectively. In implementing FSP EITF 99-20-1, the Company determined there was a minimal effect on financial position, results of operations, and cash flows, as the structured securities held by the Company were highly rated at issue.

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

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

Equity Method Investment Accounting

In November 2008, the EITF reached consensus on EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 are effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. As such, this standard will impact Company acquisitions or changes in ownership with regards to equity investments that occur on or after January 1, 2009. The Company is currently in the process of determining the impact of the other-than-temporary impairment provisions.

Legislative Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Legislation could be reintroduced to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. In addition, it is possible that under the new Administration, the Department of Labor will revisit regulations concerning the fee disclosure obligations of defined contribution service providers. As a result of recent economic conditions, there has been an increase in legislative proposals to reform the structure and regulation of retirement plans, in some cases significantly. The timing and content of such proposed changes are uncertain. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action has been or may be taken with respect to certain ING affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

The following schedule demonstrates the potential changes in the 2008 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2008. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. A significant portion of the Company’s contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2008 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2008	2008
Increase of 1%	$43.6	$43.6
Decrease of 1%	(10.3)	(10.3)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2008	2008
Increase of 1%	$0.7	$69.4
Decrease of 1%	(2.0)	(18.0)

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

The following schedule demonstrates the potential changes in 2008 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2008. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2008 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2008	2008
Increase of 10%	$22.4	$22.4
Decrease of 10%	(23.1)	(23.1)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2008	2008
Increase of 10%	$1.4	$39.9
Decrease of 10%	(1.4)	(41.1)

Interest Rate Risk on Product Guarantees

As discussed in Part I, Item 1, certain of the Company’s products have guaranteed crediting rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Depending on the underlying product, the guarantee is treated as a stand-along derivative or an embedded derivative in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Beginning January 1, 2008, the Company began computing the fair value for these guarantees in accordance with FAS No. 157, “Fair Value Measurements” (“FAS 157”). The fair value is estimated using the income approach.

The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by FAS 157. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.

These products have risk in both low and high interest rate environments. In a low interest rate environment, reinvestment of asset cash flow and investment of new cash contract purchases could be below the minimum guarantee on contracts with minimum guarantees above 0%. In a rising rate environment, there is the risk that an increased level of contractholder withdrawals, especially those with book value guarantees, could result in greater losses than can be recovered through the crediting rates.

The following schedule demonstrates the potential change in the fair value of these guarantees and 2008 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2008.

	Effect on	Effect on
	Reserves for	Net Income for
	2008	2008
Increase of 1%	$(90.3)	$90.3
Decrease of 1%	139.6	(139.6)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	76

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2008, 2007, and 2006	77

Consolidated Balance Sheets as of
December 31, 2008 and 2007	78

Consolidated Statements of Changes in Shareholder's Equity
For the years ended December 31, 2008, 2007, and 2006	80

Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007, and 2006	81

Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 26, 2009

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Statements of Operations (In millions)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Net investment income	$1,083.7	$1,054.7	$1,029.7
Fee income	612.9	769.9	714.8
Premiums	46.9	46.8	37.5
Broker-dealer commission revenue	622.5	568.4	429.2
Net realized capital (losses) gains	(653.1)	(27.6)	3.0
Other income	21.3	20.3	15.7
Total revenue	1,734.2	2,432.5	2,229.9
Benefits and expenses:
Interest credited and other benefits
to contractowners	1,432.4	802.8	783.7
Operating expenses	687.5	652.2	568.3
Broker-dealer commission expense	622.5	568.4	429.2
Net amortization of deferred policy acquisition
cost and value of business acquired	128.9	129.2	21.3
Interest expense	1.4	5.5	2.9
Total benefits and expenses	2,872.7	2,158.1	1,805.4
(Loss) income before income taxes	(1,138.5)	274.4	424.5
Income tax (benefit) expense	(108.3)	56.0	122.7
Net (loss) income	$(1,030.2)	$218.4	$301.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Balance Sheets (In millions, except share data)

	As of December 31,
	2008	2007
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,632.6 at 2008 and $13,374.7 at 2007)	$13,252.2	$13,316.3
Equity securities, available-for-sale, at fair value
(cost of $247.7 at 2008 and $440.1 at 2007)	240.3	446.4
Short-term investments	41.9	167.9
Mortgage loans on real estate	2,107.8	2,089.4
Policy loans	267.8	273.4
Limited partnerships/corporations	513.9	636.1
Other investments	235.2	34.8
Securities pledged (amortized cost of $1,160.5 at 2008 and $940.2 at 2007)	1,225.4	934.1
Total investments	17,884.5	17,898.4
Cash and cash equivalents	203.5	252.3
Short-term investments under securities loan agreement,
including collateral delivered	483.9	202.7
Accrued investment income	205.8	168.3
Receivables for securities sold	5.5	5.6
Reinsurance recoverable	2,505.6	2,594.4
Deferred policy acquisition costs	865.5	728.6
Value of business acquired	1,832.5	1,253.2
Notes receivable from affiliate	175.0	175.0
Due from affiliates	13.8	10.6
Current income tax recoverable	38.6	-
Property and equipment	114.7	147.4
Other assets	233.3	112.1
Assets held in separate accounts	35,927.7	48,091.2
Total assets	$60,489.9	$71,639.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Balance Sheets (In millions, except share data)

	As of December 31,
	2008	2007

Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,782.1	$18,569.1
Payables for securities purchased	1.6	0.2
Payables under securities loan agreement, including collateral held	488.3	183.9
Notes payable	17.9	9.9
Borrowed money	615.3	738.4
Due to affiliates	116.7	130.7
Current income taxes	-	56.8
Deferred income taxes	101.1	275.9
Other liabilities	874.7	542.7
Liabilities related to separate accounts	35,927.7	48,091.2
Total liabilities	58,925.4	68,598.8

Shareholder's equity
Common stock (100,000 shares authorized; 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,161.3	4,159.3
Accumulated other comprehensive loss	(482.1)	(33.8)
Retained earnings (deficit)	(2,117.5)	(1,087.3)
Total shareholder's equity	1,564.5	3,041.0
Total liabilities and shareholder's equity	$60,489.9	$71,639.8

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Statements of Changes in Shareholder’s Equity (In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	$2.8	$4,549.6	$(5.3)	$(1,576.4)	$2,970.7
Comprehensive income:
Net income	-	-	-	301.8	301.8
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(23.4) pretax)	-	-	(10.7)	-	(10.7)
Pension liability and FAS No. 158
transition adjustment ($3.9 pretax)	-	-	2.5	-	2.5
Total comprehensive income					293.6
Cumulative effect of change in accounting
principle ($(0.8) pretax)			(0.5)	-	(0.5)
Dividends paid	-	(256.0)	-	-	(256.0)
Employee share-based payments	-	5.9	-	-	5.9
Balance at December 31, 2006	2.8	4,299.5	(14.0)	(1,274.6)	3,013.7
Cumulative effect of change in
accounting principle	-	-	-	(31.1)	(31.1)
Balance at January 1, 2007	2.8	4,299.5	(14.0)	(1,305.7)	2,982.6
Comprehensive income:
Net income	-	-	-	218.4	218.4
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(27.7) pretax), including
tax valuation allowance of $(6.4)	-	-	(24.4)	-	(24.4)
Pension liability ($7.1 pretax)	-	-	4.6	-	4.6
Total comprehensive income					198.6
Dividends paid	-	(145.0)	-	-	(145.0)
Employee share-based payments	-	4.8	-	-	4.8
Balance at December 31, 2007	2.8	4,159.3	(33.8)	(1,087.3)	3,041.0
Comprehensive loss:
Net loss	-	-	-	(1,030.2)	(1,030.2)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(635.4) pretax), including
tax valuation allowance of $6.4	-	-	(435.3)	-	(435.3)
Pension liability ($18.7 pretax)	-	-	(13.0)	-	(13.0)
Total comprehensive loss					(1,478.5)
Dividends paid	-	-	-	-	-
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2008	$2.8	$4,161.3	$(482.1)	$(2,117.5)	$1,564.5

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Statements of Cash Flows (In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(1,030.2)	$218.4	$301.8
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value
of business acquired, and sales inducements	(205.1)	(193.4)	(191.0)
Net amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	128.3	133.9	25.9
Net accretion/decretion of discount/premium	87.1	72.7	83.8
Future policy benefits, claims reserves, and
interest credited	1,296.8	579.6	662.5
Provision for deferred income taxes	25.3	30.4	75.6
Net realized capital losses (gains)	653.1	27.6	(3.0)
Depreciation	56.7	18.2	12.6
Change in:
Accrued investment income	(37.5)	12.1	23.2
Reinsurance recoverable	88.8	121.0	81.3
Other receivable and assets accruals	(115.3)	(37.0)	(20.1)
Due to/from affiliates	(17.2)	46.4	20.4
Other payables and accruals	(120.3)	17.8	86.3
Other, net	(44.0)	(16.4)	5.9
Net cash provided by operating activities	766.5	1,031.3	1,165.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	9,039.7	10,235.6	10,355.2
Equity securities, available-for-sale	135.0	113.8	91.7
Mortgage loans on real estate	146.5	205.4	197.0
Acquisition of:
Fixed maturities, available-for-sale	(11,593.4)	(8,425.5)	(8,802.1)
Equity securities, available-for-sale	(54.8)	(243.9)	(149.1)
Mortgage loans on real estate	(168.0)	(415.1)	(680.3)
Policy loans, net	5.6	(4.5)	(6.5)
Derivatives, net	52.6	32.2	1.4
Limited partnerships, net	81.5	(279.5)	(237.6)
Short-term investments, net	126.0	(163.3)	-
Purchases of property and equipment, net	(24.0)	(90.5)	(54.5)
Collateral received (paid)	23.2	(18.8)	-
Other investments	0.7	-	(4.0)
Net cash (used in) provided by investing activities	(2,229.4)	945.9	711.2

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Consolidated Statements of Cash Flows (In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,836.4	1,600.0	1,875.7
Maturities and withdrawals from investment contracts	(2,312.2)	(3,451.2)	(3,420.7)
Short-term loans to affiliates	13.0	45.0	86.0
Short-term repayments	(123.1)	(94.8)	(107.9)
Notes payable	-	9.9	-
Dividends to Parent	-	(145.0)	(256.0)
Net cash provided by (used in) financing activities	1,414.1	(2,036.1)	(1,822.9)
Net (decrease) increase in cash and cash equivalents	(48.8)	(58.9)	53.5
Cash and cash equivalents, beginning of year	252.3	311.2	257.7
Cash and cash equivalents, end of year	$203.5	$252.3	$311.2
Supplemental cash flow information:
Income taxes (received) paid, net	$(44.1)	$45.1	$37.6
Interest paid	$23.6	$44.6	$40.8

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

Description of Business

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans and related services. The Company’s products

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company’s products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

Products offered by the Company include deferred and immediate (payout annuities) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers pension and retirement savings plan administrative services.

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

FAS 157 was adopted by the Company on January 1, 2008. As a result of implementing FAS 157, the Company recognized $1.7, before tax, as an increase to Net income on the date of adoption related to the fair value measurements of the reserves for product guarantees. The impact of implementation was included in Interest credited and other benefits to contractholders on the Consolidated Statements of Operations.

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

FAS 159 was adopted by the Company on January 1, 2008. In implementing FAS 159, the Company elected not to take the fair value option for any eligible assets or liabilities in existence on January 1, 2008, or in existence at the date of these Consolidated Financial Statements.

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which does the following:

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

FSP FAS 133-1 and FIN 45-4 was adopted by the Company on December 31, 2008. In implementing FSP FAS 133-1 and FIN 45-4, the Company determined that its adoption had no financial statement impact. New disclosures are included in the Financial Instruments and Commitments and Contingent Liabilities footnotes.

The clarification in the FSP of the effective date of FAS 161 is consistent with the guidance in FAS 161 and the Company’s disclosure provided herein.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”), which requires additional disclosures regarding a transferor’s continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement and an enterprise’s involvement with variable interest entities (“VIEs”) and qualifying special purpose entities (“QSPEs”).

FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company on December 31, 2008. In implementing FSP FAS 140-4 and FIN 46(R)-8, the Company determined that its adoption has no financial statement impact. The Company does not have any QSPEs or continuing involvement with financial assets transferred in a securitization or asset-backed financing arrangement.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Amendments to Impairment Guidance

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). FSP EITF 99-20-1 requires that an other-than-temporary impairment on investments that meet the criteria of EITF 99-20 be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flow, consistent with the impairment model in FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

FSP EITF 99-20-1 was adopted by the Company on December 31, 2008, prospectively. In implementing FSP EITF 99-20-1, the Company determined there was a minimal effect on financial position, results of operations, and cash flows, as the structured securities held by the Company were highly rated at issue.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141R requires most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

Equity Method Investment Accounting

In November 2008, the EITF reached consensus on EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 are effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. As such, this standard will impact Company acquisitions or changes in ownership with regards to equity investments that occur on or after January 1, 2009. The Company is currently in the process of determining the impact of the other-than-temporary impairment provisions.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

Investments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment, if any, for related changes in experience-rated contract allocations, DAC, VOBA, and deferred income taxes.

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

In addition, the Company invests in structured securities that meet the criteria of the EITF 99-20. Under EITF 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been adverse change in cash flow since the last remeasurement date.

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

Experience-Rated Products

Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest guarantees. Unamortized realized capital gains (losses) on the sale of and unrealized capital gains (losses) on investments supporting these products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets. Net realized capital gains (losses) on all other investments were reflected in the Consolidated Statements of Operations. Unrealized capital gains (losses) on all other investments were reflected in Accumulated other comprehensive income (loss) in Shareholder’s equity, net of DAC and VOBA adjustments for unrealized capital gains (losses), and related income taxes. During 2008, due to the current economic environment, which resulted in significant realized and unrealized losses associated with assets supporting experience-rated contracts, the Company accelerated the amortization of realized losses and recorded such amounts in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations and recorded unrealized losses in Accumulated other comprehensive income (loss) in Shareholder’s equity rather than Future policy benefits and claims reserves.

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

Valuation

The fair values for the actively traded marketable fixed maturities are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services, which provide the estimated fair values. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset.

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

The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

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

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

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

The Company also has investments in certain fixed maturity instruments, and has issued certain products with guarantees, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

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

FAS 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

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

At December 31, 2008 and 2007, total accumulated depreciation and amortization was $103.0 and $120.7, respectively. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated or amortized. The Company’s property and equipment are depreciated using the following estimated useful lives.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and ranged from 1.6% to 7.8% for the years 2008, 2007, and 2006. Certain reserves may also include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experienced-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2008, given the current economic environment, which resulted in significant net realized and unrealized losses, the Company did not include net unrealized and unamortized realized losses associated with experience-rated contracts in Future policy benefits and claims reserves. The net unrealized losses are reflected in Accumulated other comprehensive (loss) income, and the amortization of the unamortized realized losses have been recorded in Interest credited and other benefits to contractholders. Reserves for group immediate annuities without life contingent payouts are equal to the discount value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2008, 2007, and 2006, reserve interest rates ranged from 5.3% to 5.9%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks beginning January 1, 2008 with the adoption of FAS 157. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.

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

Assets and liabilities of separate account arrangements that do not meet the criteria for separate presentation in the Consolidated Balance Sheets (primarily the guaranteed interest option), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2008 and 2007, unrealized capital losses of $53.2 and $11.0, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.5 billion and $2.6 billion at December 31, 2008 and 2007, respectively, is related to the reinsurance recoverable from certain subsidiaries of Lincoln arising from the disposal of the Company’s individual life insurance business in 1998 (see the Reinsurance footnote). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

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

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
securities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: securities pledged	1,160.5	72.7	7.8	1,225.4
Total fixed maturities	14,632.6	373.3	1,753.7	13,252.2
Equity securities	247.7	1.0	8.4	240.3
Total investments, available-for-sale	$14,880.3	$374.3	$1,762.1	$13,492.5
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
(1) Primarily U.S. dollar denominated.

At December 31, 2008 and 2007, net unrealized losses were $1,322.9 and $58.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities. During 2008, as a result of the current economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At December 31, 2007, $16.4 of net unrealized capital gains (losses) was related to experience-rated contracts and was not reflected in Shareholder’s equity but in Future policy benefits and claim reserves.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of December 31, 2008, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$273.3	$271.5
After one year through five years	3,751.8	3,576.2
After five years through ten years	3,546.6	3,344.4
After ten years	2,374.6	2,128.1
Mortgage-backed securities	5,016.6	4,533.1
Other asset-backed securities	830.2	624.3
Less: securities pledged	1,160.5	1,225.4
Fixed maturities, excluding securities pledged	$14,632.6	$13,252.2

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2008 or 2007.

At December 31, 2008 and 2007, fixed maturities with fair values of $14.2 and $13.9, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”) that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency-backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2008 and 2007, approximately 13.0% and 11.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State will be realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of 775.1 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State will take place at a discount of

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

approximately 10% of par value. In addition, under the Back-up Facility, other fees will be paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company will remain the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. Subject to documentation and regulatory approvals, the ING-Dutch State Transaction is expected to close by the end of March 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph to take effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company will enter into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company will convey to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and pay a periodic transaction fee, and will receive, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State will be obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding will be obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which has a book value of $4.2 will be sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II will sell to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp will include such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. Subject to documentation and regulatory approval, the Step 1 Cash Transfer is expected to close by the end of March 2009 contemporaneous with the closing of the ING-Dutch State Transaction.

Since the Company had the intent to sell a portion of its Alt-A RMBS through the 80% participation interest in its Designated Securities Portfolio or as part of the Step 1 Cash Transfer as of December 31, 2008, the Company recognized $253.2 in other-than-temporary impairments with respect to the 80% participation interest in its Designated Securities Portfolio that it expects to convey as part of the ING-Dutch State Transaction and the Step 1 Cash Transfer. The Company expects to recognize a gain in the estimated range of $220.0 to $240.0 upon the closing of the ING-Dutch State Transaction and the Step 1 Cash Transfer.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $141.0 and $279.5 in ING proprietary funds as of December 31, 2008 and 2007, respectively.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2008 and 2007, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2 and $757.6, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $613.9 and $734.8 at December 31, 2008 and 2007, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Consolidated Balance Sheets.

The Company also engages in reverse repurchase agreements. At December 31, 2008 and 2007, the Company did not have any reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2008 and 2007. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2008 and 2007, the fair value of loan securities was $474.8 and $176.5, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses in fixed maturities at December 31, 2008 and 2007, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged, in unrealized capital loss positions at December 31, 2008 and 2007.

	Less than	More than	More than
	Six	Six Months	Twelve
	Months	and less than	Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2008	Cost	Cost	Costs	Loss
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other
asset-backed securities	65.3	188.5	598.3	852.1
Total unrealized capital losses	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

	Less than	More than	More than
	Six	Six Months	Twelve
	Months	and less than	Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below Amortized	Amortized	Capital
2007	Cost	Cost	Costs	Loss
Interest rate or spread widening	$18.8	$62.3	$48.8	$129.9
Mortgage and other
asset-backed securities	30.1	69.0	58.2	157.3
Total unrealized capital losses	$48.9	$131.3	$107.0	$287.2
Fair value	$2,256.2	$2,217.7	$3,612.1	$8,086.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 79.2% of the average book value. In addition, this category includes 1,243 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2008. The value of the Company’s fixed maturities declined $534.2, before tax and DAC, from December 31, 2008 though February 28, 2009, due to further widening of credit spreads. This decline in fair value includes $81.7 related to the Company’s investments in commercial mortgage-backed securities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$6.4	4
U.S. corporate	283.2	233	36.3	113	24.4	67
Foreign	108.9	94	19.1	54	4.2	10
Residential mortgage-backed	349.3	194	7.1	30	16.6	76
Other asset-backed	245.6	64	10.5	21	7.0	1
Equity securities	55.1	17	-	-	0.1	3
Limited partnerships	6.6	6	3.0	1	-	-
Mortgage loans on real estate	3.8	1	-	-	-	-
Total	$1,052.5	609	$76.0	219	$58.7	161

The above schedule includes $235.8, $16.4, and $16.1 for the years ended December 31, 2008, 2007, and 2006, respectively, in other-than-temporary write-downs related to the analysis of credit-risk and the possibility of significant prepayment risk. The remaining $816.7, $59.6, and $42.6 in write-downs for the years ended December 31, 2008, 2007, and 2006, respectively, are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs recognized by type for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$-	-	$6.4	4
U.S. corporate	204.5	180	31.6	102	24.4	67
Foreign	81.3	78	19.1	54	4.2	10
Residential mortgage-backed	291.8	128	2.6	2	0.6	1
Other asset-backed	239.1	43	6.3	16	7.0	1
Total	$816.7	429	$59.6	174	$42.6	83

The remaining fair value of the fixed maturities with other-than-temporary impairments at December 31, 2008, 2007, and 2006 was $2,136.5, $1,210.8, and $704.4, respectively.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$1,020.6	$895.5	$969.0
Equity securities, available-for-sale	(13.2)	38.5	10.5
Mortgage loans on real estate	116.0	118.5	93.6
Real estate	9.0	-	-
Policy loans	14.2	14.1	13.2
Short-term investments and cash equivalents	4.5	2.2	2.4
Other	12.7	88.3	44.5
Gross investment income	1,163.8	1,157.1	1,133.2
Less: investment expenses	80.1	102.4	103.5
Net investment income	$1,083.7	$1,054.7	$1,029.7

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$(990.8)	$(50.3)	$(67.0)
Equity securities, available-for-sale	(81.0)	6.4	9.3
Derivatives	(187.0)	(123.0)	(3.9)
Other	(18.7)	(2.6)	-
Less: allocation to experience-rated contracts	624.4	141.9	64.6
Net realized capital (loss) gains	$(653.1)	$(27.6)	$3.0
After-tax net realized capital (loss) gains	$(424.5)	$(17.9)	$2.0

The increase in Net realized capital losses for the year ended December 31, 2008, was primarily due to higher credit and intent related impairments of fixed maturities driven by the widening of credit spreads. In addition, the Company experienced losses on equity securities mainly due to the poor market performance and losses on interest rate swaps due to lower LIBOR rates in 2008.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. During 2008, as a result of the current economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflect those losses in Future policy benefits and claims

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

reserves. During 2008, the Company fully amortized $624.4 of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations. Net unamortized realized capital gains allocated to experienced-rated contractowners were $53.8 and $164.5 at December 31, 2007 and 2006, respectively, and were reflected in Future policy benefits and claims reserves.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, excluding those related to experience-related contracts, as appropriate, were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Proceeds on sales	$12,649.0	$5,738.8	$6,481.2
Gross gains	120.0	66.4	109.0
Gross losses	(234.4)	(101.2)	110.9

3.	Financial Instruments

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

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$1,481.7	$10,704.3	$2,291.6	$14,477.6
Equity securities, available-for-sale	240.3	-	-	240.3
Other investments (primarily derivatives)	-	235.2	-	235.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	729.3	-	-	729.3
Assets held in separate accounts	30,547.6	5,380.1	-	35,927.7
Total	$32,998.9	$16,319.6	$2,291.6	$51,610.1

Liabilities:
Product guarantees	$-	$-	$220.0	$220.0
Other liabilities (primarily derivatives)	-	470.5	73.6	544.1
Total	$-	$470.5	$293.6	$764.1

(1)	Level 3 net assets and liabilities accounted for 3.9% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 13.4%.

Valuation of Financial Assets and Liabilities

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime and Alt-A mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. Valuations obtained from third party commercial pricing services are non-binding and are validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in their relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset. Due to the lack of corroborating evidence to support a higher level, these bonds are classified as Level 3 assets.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, has been declining during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

At December 31, 2008, the fixed maturities valued using unadjusted broker quotes totaled $9,069.0.

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

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to deal only with investment grade counterparties with a credit rating of A- or better. These assets and liabilities are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with FAS 133. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in FAS 157. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by FAS 157. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of December 31, 2008, the credit ratings of ING and the Company changed in relation to prior periods, which resulted in substantial changes in the valuation of the reserves for product guarantees.

The following disclosures are made in accordance with the requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”). FAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

FAS 107 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$14,477.6	$14,477.6	$14,250.4	$14,250.4
Equity securities, available-for-sale	240.3	240.3	446.4	446.4
Mortgage loans on real estate	2,107.8	2,027.9	2,089.4	2,099.3
Policy loans	267.8	267.8	273.4	273.4
Cash, cash equivalents, short-term
investments, and short-term
investments under securities
loan agreement	729.3	729.3	622.9	622.9
Other investments	749.1	749.1	670.9	670.9
Assets held in separate accounts	35,927.7	35,927.7	48,091.2	48,091.2
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,529.4	1,610.6	1,251.1	1,308.7
Without a fixed maturity	15,611.8	17,237.9	13,421.9	13,379.1
Derivatives	544.1	544.1	200.3	200.3

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2008.

		Fixed			Product
		Maturities		Derivatives	Guarantees
Balance at January 1, 2008		$1,737.6		$-	$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	(72.6)	(1)	(29.3)	(139.6)	(3)
	Net unrealized capital (losses) gains(2)	71.8		-	-
	Total net realized and unrealized capital losses	(0.8)		(29.3)	(139.6)

	Purchases, sales, issuances, and settlements, net	(171.7)		21.5	(4.0)
	Transfer in (out) of Level 3	726.5		(65.8)	-
Balance at December 31, 2008		$2,291.6		$(73.6)	$(220.0)

(1)	This amount is included in Net realized capital gains (losses) on the Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(3)	This amount is included in Interest credited and other benefits to contractowners on the Consolidated Statements of
	Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For the year ended December 31, 2008, the value of the liability increased due to increased credit spreads, increased interest rate volatility and decreased interest rates. As of December 31, 2008, the net realized gains attributable to credit risk were $107.9. The unrealized capital losses on fixed maturities were driven by the widening of credit spreads.

During 2008, the Company determined that the classification within the valuation hierarchy related to the subprime and Alt-A mortgage-backed securities within the RMBS portfolio should be changed due to market inactivity. This change is presented as transfers into Level 3 in the table above and discussed in more detail in the previous disclosure regarding RMBS.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2008	2007	2008	2007
Interest Rate Swaps
Interest rate swaps are used to manage the interest
rate risk in the Company’s fixed maturities portfolio,
as well as the Company’s liabilities. Interest rate
swaps represent contracts that require the exchange
of cash flows at regular interim periods, typically
monthly or quarterly.	7,207.2	7,680.0	$(232.0)	$(111.6)

Foreign Exchange Swaps
Foreign exchange swaps are used to reduce the risk
of a change in the value, yield, or cash flow with
respect to invested assets. Foreign exchange
swaps represent contracts that require the
exchange of foreign currency cash flows for
U.S. dollar cash flows at regular interim periods,
typically quarterly or semi-annually.	199.5	224.5	(18.6)	(45.3)

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
an additional payment (purchased credit
protection) or will be required to make an additional
payment (sold credit protection) equal to the notional
value of the swap contract.	341.1	335.9	(58.9)	(8.8)

Forwards
Forwards are acquired to hedge the Company's
inverse portfolio against movements in interest
rates, particularly mortgage rates. On the
settlement date, the Company will either receive
a payment (interest rate drops on owned forwards
or interest rate rises on purchased forwards) or
will be required to make a payment (interest rate
rises on owned forwards or interest rate drops
on purchased forwards).	263.0	-	3.3	-

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	Notional Amount		Fair Value
	2008	2007	2008	2007
Swaptions
Swaptions are used to manage interest rate risk in the
Company’s collateralized mortgage obligation portfolio.
Swaptions are contracts that give the Company the
option to enter into an interest rate swap at a specific
future date.	2,521.5	542.3	$5.1	$0.2

Futures
Futures contracts are used to hedge against a decrease
in certain equity indices. Such decrease may result
in a decrease in variable annuity account values,
which would increase the possibility of the Company
incurring an expense for guaranteed benefits in
excess of account values. A decrease in variable
annuity account values would also result in lower
fee income. A decrease in equity markets may also
negatively impact the Company's investment in
equity securities. The futures income would
serve to offset these effects. Futures contracts
are also used to hedge against an increase
in certain equity indices. Such increase may result
in increased payments to contract holders of fixed
indexed annuity contracts, and the futures income
would serve to offset this increased expense. The
underlying reserve liabilities are valued under
FAS 133 and FAS 157 (see discussion under
“Reserves” section) and the change in reserve
liability is recorded in Interest credited and other
benefits to contractowners. The gain or loss on
futures is recorded in Net realized capital gains
(losses).	580.6	-	(7.8)	-

Embedded Derivatives
The Company also has investments in certain fixed
maturity instruments, and has issued certain retail
annuity products, that contain embedded derivatives
whose market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates, or
credit ratings/spreads.
Within securities	N/A*	N/A*	123.7	40.8
Within annuity products	N/A*	N/A*	180.0	78.1
* N/A - not applicable.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company’s collateral positions are tracked by the International Swaps and Derivatives Associations, Inc. (“ISDA”). To the extent cash collateral was received, it was included in the Collateral held, including payables under securities loan agreement on the Balance Sheets and was reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to the notional value of the swap contract. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Other investments and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $161.0.

Embedded Derivative in Credit-Linked Note

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2008, the maximum potential future exposure to the Company under the guarantee was $30.0.

Variable Interest Entities

The Company holds VIEs for investment purposes in the form of private placement securities, structured securities, securitization transactions, and limited partnerships. Consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of these VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. Investments in limited partnerships are included in Limited partnerships/corporations on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2008, 2007, and 2006.

Balance at January 1, 2006	$511.4
Deferrals of commissions and expenses	136.0
Amortization:
Amortization	(62.1)
Interest accrued at 6% to 7%	37.5
Net amortization included in the Consolidated Statements of Operations	(24.6)
Change in unrealized capital gains (losses) on available-for-sale securities	(0.2)
Balance at December 31, 2006	622.6
Deferrals of commissions and expenses	147.1
Amortization:
Amortization	(80.9)
Interest accrued at 5% to 7%	44.8
Net amortization included in the Consolidated Statements of Operations	(36.1)
Change in unrealized capital gains (losses) on available-for-sale securities	1.0
Implementation of SOP 05-1	(6.0)
Balance at December 31, 2007	728.6
Deferrals of commissions and expenses	168.7
Amortization:
Amortization	(112.5)
Interest accrued at 5% to 7%	50.6
Net amortization included in the Consolidated Statements of Operations	(61.9)
Change in unrealized capital gains (losses) on available-for-sale securities	30.1
Balance at December 31, 2008	$865.5

The estimated amount of DAC to be amortized, net of interest, is $50.8, $59.0, $61.7, $59.6, and $58.5, for the years 2009, 2010, 2011, 2012 and 2013, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2008, 2007, and 2006.

Balance at January 1, 2006	$1,291.7
Deferrals of commissions and expenses	46.2
Amortization:
Amortization	(82.4)
Interest accrued at 5% to 7%	85.7
Net amortization included in the Consolidated Statements of Operations	3.3
Change in unrealized capital gains (losses) on available-for-sale securities	(1.0)
Balance at December 31, 2006	1,340.2
Deferrals of commissions and expenses	40.5
Amortization:
Amortization	(177.3)
Interest accrued at 5% to 7%	84.2
Net amortization included in the Consolidated Statements of Operations	(93.1)
Change in unrealized capital gains (losses) on available-for-sale securities	2.9
Implementation of SOP 05-1	(37.3)
Balance at December 31, 2007	1,253.2
Deferrals of commissions and expenses	33.3
Amortization:
Amortization	(144.2)
Interest accrued at 5% to 7%	77.2
Net amortization included in the Consolidated Statements of Operations	(67.0)
Change in unrealized capital gains (losses) on available-for-sale securities	613.0
Balance at December 31, 2008	$1,832.5

The estimated amount of VOBA to be amortized, net of interest, is $59.9, $69.9, $75.7, $73.7, and $71.8, for the years 2009, 2010, 2011, 2012 and 2013, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA

The increase in Net amortization of DAC and VOBA for the year ended December 31, 2008, was primarily driven by unfavorable unlocking of $63.0 resulting from unfavorable equity market performance and the revisions of certain assumptions used in the estimation of gross profits. The increase in Net amortization of DAC and VOBA for the year ended December 31, 2007, was primarily driven by unfavorable unlocking of $131.3 attributable to an increase in actual gross profits related to higher fee income and fixed margins in 2007.

The decrease in Net amortization of DAC and VOBA in 2006 is primarily driven by favorable unlocking of $83.3, resulting from the refinements of the Company’s estimates of persistency, expenses and other assumptions. In addition, the decrease in amortization reflects lower actual gross profits, primarily due to a legal settlement incurred in 2006.

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

During 2008, ILIAC did not pay any dividends to its Parent. During 2007 and 2006, ILIAC paid $145.0, and $256.0, respectively, in dividends on its common stock to its Parent.

During 2006, Lion contributed to ILIAC, DSI, which had $50.5 in equity on the date of contribution and was accounted for in a manner similar to a pooling-of-interests. During 2008, 2007, and 2006, ILIAC did not receive any cash capital contributions from its Parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING America Insurance Holdings, Inc. (“ING AIH”), of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING.

The State of Connecticut Insurance Department (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net (loss) income was $(428.4), $245.5, and $138.3, for the years ended December 31, 2008, 2007, and 2006, respectively. Statutory capital and surplus was $1,524.6 and $1,388.0 as of December 31, 2008 and 2007, respectively. As specifically permitted by statutory accounting policies, statutory surplus as of December 31, 2008 included the impact of the $365.0 capital contribution received on February 24, 2009.

During 2008, the Company received a permitted practice regarding deferred income taxes, which modified the accounting prescribed by the National Association of Insurance Commissioners by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. This permitted practice expires on December 15, 2009. This permitted practice increased admitted assets and statutory surplus by $58.4 for the year ended December 31, 2008. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends.

The Department also has the ability to revise certain reserving requirements at its discretion. Due to the financial crisis and related federal government interest rate actions, the Department provided the Company and other domestic life insurers the opportunity to elect to use a formula for the discount rate for statutory reserve and reserve related calculations that resulted in the discount rate being floored at 3.25% for December 31, 2008; the formula stipulated by the Department was such that the discount rate was to equal the greater of 3.25% or 105% of the otherwise applicable spot rate; this reserve relief reduces statutory reserves and increases surplus by approximately $700.0. This reserve relief is available for the period from December 31, 2008 through September 30, 2009 and is not a permitted practice. The Company also discloses that, as in prior years, its asset adequacy analysis associated with these reserves is favorable.

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

As of December 31, 2008, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.5 billion and $181.2, respectively. As of December 31, 2007, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $7.1 billion and $80.4, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2008 and 2007, was $6.5 billion and $7.1 billion, respectively.

7.	Income Taxes

Effective January 1, 2006, ILIAC files a consolidated federal income tax return with ING AIH and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2006, ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

	2008	2007	2006
Current tax expense (benefit):
Federal	$(121.8)	$28.6	$23.3
State	(18.1)	(9.0)	20.0
Total current tax (benefit) expense	(139.9)	19.6	43.3
Deferred tax expense:
Federal	31.6	36.4	79.4
Total deferred tax expense	31.6	36.4	79.4
Total income tax (benefit) expense	$(108.3)	$56.0	$122.7

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
(Loss) income before income taxes	$(1,138.5)	$274.4	$424.5
Tax rate	35.0%	35.0%	35.0%
Income tax (benefit) expense at federal statutory rate	(398.5)	96.0	148.6
Tax effect of:
Dividend received deduction	(15.5)	(26.2)	(36.5)
IRS audit settlement	(10.1)	-	-
State audit settlement	(12.6)	(21.8)	-
State tax expense	1.3	-	13.0
Tax valuation allowance	333.0	-	-
Other	(5.9)	8.0	(2.4)
Income tax (benefit) expense	$(108.3)	$56.0	$122.7

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2008 and 2007, are presented below.

	2008	2007
Deferred tax assets:
Insurance reserves	$217.2	$216.6
Net unrealized capital loss	503.8	8.5
Unrealized losses allocable to experience-rated contracts	-	5.7
Investments	294.7	6.7
Postemployment benefits	67.4	65.5
Compensation	42.5	37.7
Other	3.9	32.9
Total gross assets before valuation allowance	1,129.5	373.6
Less: valuation allowance	(333.0)	(6.4)
Assets, net of valuation allowance	796.5	367.2
Deferred tax liabilities:
Value of business acquired	(653.3)	(438.5)
Deferred policy acquisition costs	(244.3)	(204.6)
Total gross liabilities	(897.6)	(643.1)
Net deferred income tax asset (liability)	$(101.1)	$(275.9)

Net unrealized capital gains and losses are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes. Due to changes in classification during 2008, the amount for the 2007 table above were reclassified in order to allow for more effective comparison.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2008 and 2007, the Company had a tax valuation allowance of $328.0 and $0, respectively, related to realized capital losses, which is included in Net (loss) income. The valuation allowance includes $106.7 related to impairments of securities designated in the ING-Dutch State Transaction, which has established pending uncertainties regarding the closing of the transaction. As of December 31, 2008 and 2007, the Company had a valuation allowance of $0 and $6.4, respectively, related to unrealized capital losses on investments, which is included in Accumulated Other Comprehensive Income (Loss). In 2008, the Company has also established a $5.0 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Tax Sharing Agreement

ILIAC had a receivable of $38.6 and payable $56.8 to ING AIH at December 31, 2008 and 2007, respectively, for federal income taxes under the inter-company tax sharing agreement.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance at January 1	$47.4	$68.0
Additions for tax positions related to current year	2.4	2.9
Additions for tax positions related to prior years	2.2	-
Reductions for tax positions related to prior years	(20.7)	(23.5)
Reductions for settlements with taxing authorities	(9.2)	-
Balance at December 31	$22.1	$47.4

The Company had $23.1 and $42.6 of unrecognized tax benefits as of December 31, 2008 and 2007, respectively, that would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had accrued interest of $3.8 and $16.9 as of December 31, 2008 and 2007, respectively. The decrease in accrued interest during the year ended December 31, 2008 primarily related to the settlement of the 2002 and 2003 IRS audit and the 1995 through 2000 New York state audit.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Tax Regulatory Matters

The Company is under audit by the IRS for tax years 2004 through 2008, and is subject to state audit in New York for years 2001 through 2006. It is anticipated that the IRS audit of tax years 2004 through 2008 will be finalized within the next twelve months. Upon finalization of the IRS and New York examinations, it is reasonably possible that the unrecognized tax benefits will decrease by up to $7.6. The timing of the payment of the remaining allowance of $14.5 can not be reliably estimated.

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

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. However, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Plan. The Retirement Plan was amended and restated effective July 1, 2008 related to the admission of the employees from the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Plan. The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $14.0, $17.2, and $23.8, for 2008, 2007, and 2006, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective July 1, 2008 related to the admission of the employees from the acquisition of CitiStreet by Lion, and ING North America filed a request for a determination letter on the qualified status of the Plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $10.3, $10.1, and $9.7, for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following tables summarize the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2008 and 2007.

	2008	2007
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$85.6	$97.7
Interest cost	5.2	5.4
Benefits paid	(11.6)	(9.3)
Post service cost-unrecognized	0.2	-
Actuarial gain (loss) on obligation	15.5	(8.2)
Projected benefit obligation, December 31	$94.9	$85.6

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Consolidated Balance Sheets consist of:

	2008	2007
Accrued benefit cost	$(94.9)	$(85.6)
Intangible assets	-	-
Accumulated other comprehensive income	20.0	4.9
Net amount recognized	$(74.9)	$(80.7)

At December 31, 2008 and 2007, the projected benefit obligation was $94.9 and $85.6, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2008 and 2007 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2008	2007
Discount rate at end of period	6.50%	6.50%
Rate of compensation increase	4.00%	4.20%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve Liability Index), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 6.0% was the appropriate discount rate as of December 31, 2008, to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by FAS No. 87, “Employers’ Accounting for Pensions”, the 6.5% discount rate will also be used to determine the Company’s 2008 pension expense. December 31 is the measurement date for the SERP’s and Agents Non-Qualified Plan.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2008	2007	2006
Discount rate	6.50%	5.90%	6.00%
Rate of increase in compensation levels	4.00%	4.20%	4.00%

The weighted average assumptions used in calculating the net pension cost for 2008 were, as indicated above, a 6.0% discount rate and a 4.0% rate of compensation increase. Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2008, 2007, and 2006, were as follows:

	2008	2007	2006
Interest cost	$5.2	$5.4	$5.5
Net actuarial loss recognized in the year	-	0.7	2.0
Unrecognized past service cost recognized in the year	-	-	0.2
The effect of any curtailment or settlement	0.5	0.4	0.4
Net periodic benefit cost	$5.7	$6.5	$8.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Cash Flows

In 2009, the employer is expected to contribute $4.3 to the SERPs and Agents Non-Qualified Plan. Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2009 through 2013, and thereafter through 2018, are estimated to be $4.3, $4.4, $5.0, $5.1, $5.1, and $26.4, respectively.

Other

On October 4, 2004, the President signed into law The Jobs Creation Act (“Jobs Act”). The Jobs Act affects nonqualified deferred compensation plans, such as the Agents Nonqualified Plan. ING North America has made changes to impacted nonqualified deferred compensation plans, as necessary to comply with the requirements of the Jobs Act.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Awards of performance shares may also be made under leo. Performance shares are a contingent grant of ING stock, and, on vesting, the participant has the right to receive a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the vesting date times the number of vested Plan shares. Performance shares generally vest three years from the date of grant, with the amount payable based on ING’s share price on the vesting date. Payments made to participants on vesting are based on the performance targets established in connection with leo and payments can range from 0% to 200% of target. Performance is based on ING’s total shareholder return relative to a peer group as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although vesting will continue to occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the shares, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The amount is converted from Euros to U.S. dollars based on the daily average exchange rate between the Euro and the U.S. dollar, as determined by ING.

The Company recognized compensation expense for the leo options and performance shares of $4.1, $4.5, and $10.1, for the years ended December 31, 2008, 2007, and 2006 respectively.

For leo, the Company recognized tax benefits of $0.7, $3.2, and $0.1, in 2008, 2007, and 2006, respectively.

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

▪	The ING Americas Supplemental Executive Retirement Plan, which is a non-qualified defined benefit restoration pension plan.
▪	The ING Americas Deferred Compensation Savings Plan, which is a deferred compensation plan that includes a 401(k) excess component.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2008, 2007, and 2006, were $1.4, $0.4, and $1.4, respectively.

9.	Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred in the amounts of $58.4, $60.5, and $62.2, respectively.

▪

Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred in the amounts of $175.3, $167.9, and $175.3, respectively.

▪

Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2008, 2007, and 2006, net expenses related to the agreement were incurred in the amount of $19.6, $21.7, and $12.4, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL serves as the principal underwriter for variable insurance products. In addition, DSL is authorized to enter into agreements

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2008, 2007, and 2006, commissions were collected in the amount of $622.5, $568.4, and $429.2. Such commissions are, in turn, paid to broker-dealers.

▪

Services agreements with ING USA and RLNY, whereby DSL receives managerial and supervisory services and incurs a fee that is calculated as a percentage of average assets of each company’s variable separate accounts deposited in ING Investors Trust. On August 9, 2007, DSL and ING USA entered into an amendment to the service agreement effective July 31, 2007 to modify the method for calculating the compensation owed to ING USA under the service agreement. As a result of this amendment, DSL pays ING USA the total net revenue associated with ING USA deposits into ING Investors Trust. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred under these services agreements in the amount of $156.2, $124.4, and $70.8, respectively.

▪

Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2008, 2007, and 2006, expenses were incurred in the amounts of $14.9, $13.1, and $8.8, respectively.

Investment Advisory and Other Fees

During 2006, ILIAC served as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”). The Company Funds paid ILIAC, as investment advisor, daily fees that, on an annual basis, ranged, depending on the Fund, from 0.5% to 1.0% of their average daily net assets. Each of the Company Funds managed by ILIAC were subadvised by investment advisors, in which case ILIAC paid a subadvisory fee to the investment advisors, which included affiliates. Effective January 1, 2007, ILIAC’s investment advisory agreement with the Company Funds was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $245.1, $312.7, and $289.9, (excludes fees paid to ING Investment Management Co.) in 2008, 2007, and 2006, respectively.

DSL has been retained by ING Investors Trust (the “Trust”), an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to the Trust. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of the Trust. DSL earns a monthly fee based on a percentage of average daily net assets of the Trust. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to the Trust and is compensated a portion of the fees

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

received by DSL under the management agreement. For the years ended December 31, 2008, 2007, and 2006, revenue received by DSL under the management agreement (exclusive of fees paid to affiliates) was $323.8, $343.8, and $233.9, respectively. At December 31, 2008 and 2007, DSL had $18.6 and $26.7, respectively, receivable from the Trust under the management agreement.

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

Under this agreement, ILIAC incurred interest expense of $0.2, $3.9, and $1.8, for the years ended December 31, 2008, 2007, and 2006, respectively, and earned interest income of $4.8, $1.7, and $3.3, for the years ended December 31, 2008, 2007, and 2006, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. As of December 31, 2008, ILIAC had $13.0 due to ING AIH under the reciprocal loan agreement and no amounts due as of December 31, 2007. At December 31, 2008 and 2007, ILIAC had no amount due from ING AIH under the reciprocal loan agreement.

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

The DECD Loan provides for loan forgiveness at varying amounts up to $5.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

On December 1, 2008, the DECD determined that the Company met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to the Company in accordance with the terms of the DECD Loan.

At December 31, 2008 and 2007, the amount of the loan outstanding was $4.9 and $9.9, which was reflected in Notes payable on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Note”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 Note from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the years ended December 31, 2008, 2007, and 2006 was $11.1.

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

ILIAC maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing. Under this agreement, ILIAC incurred no interest expense for the year ended December 31, 2008, and minimal interest expense for the years ended December 31, 2007 and 2006. At December 31, 2008 and 2007, ILIAC had no amounts outstanding under the revolving note facility.

ILIAC also maintains a $100.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by PNC to ILIAC for the borrowing. Under this agreement, ILIAC incurred no interest expense for the year ended December 31, 2008, and minimal interest expense for

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

the years ended December 31, 2007 and 2006. At December 31, 2008 and 2007, ILIAC had no amounts outstanding under the line-of-credit agreement. As of October 31, 2008, the Company had not formally renewed this line-of-credit, which subsequently expired on this date.

ILIAC also maintains $100.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company’s borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the year ended December 31, 2008, and minimal interest expense for the years ended December 31, 2007 and 2006. At December 31, 2007, ILIAC had no amounts outstanding under the line-of-credit agreement. Effective November 19, 2008, the Company discontinued this line-of-credit.

Also see Financing Agreements in the Related Party Transactions footnote.

11.	Reinsurance

At December 31, 2008, the Company had reinsurance treaties with 7 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. At December 31, 2008, the Company did not have any outstanding cessions under any reinsurance treaties with affiliated reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

The Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $11.0 and $16.1 were maintained for this contract as of December 31, 2008 and 2007, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Reinsurance ceded in force for life mortality risks were $19.6 billion and $20.9 billion at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, net receivables were comprised of the following:

	2008	2007
Claims recoverable from reinsurers	$2,506.6	$2,595.2
Payable for reinsurance premiums	(0.9)	(0.9)
Reinsured amounts due to reinsurer	(0.4)	(5.9)
Reserve credits	-	0.1
Other	0.3	5.9
Total	$2,505.6	$2,594.4

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Deposits ceded under reinsurance	$174.4	$188.5	$199.0
Premiums ceded under reinsurance	0.3	0.4	0.5
Reinsurance recoveries	309.0	419.7	359.0

12.	Commitments and Contingent Liabilities

Leases

Prior to December 31, 2008, the Company leased certain office space and certain equipment under various operating leases, the longest term of which expires in 2014. However, all operating leases were terminated or consolidated by ING AIH during the fourth quarter of 2008, which resulted in the Company no longer being party to any operating leases.

For the years ended December 31, 2008, 2007, and 2006, rent expense for leases was $6.1, $17.7, and $17.8, respectively. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company. As of December 31, 2008, the Company’s expenses will be paid for by an affiliate and allocated back to the Company.

For more information on the lease terminations, see the Restructuring Charges footnote.

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

At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, $253.7 of which was with related parties. At December 31, 2007, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $357.8, $226.6 of which was with related parties. During 2008 and 2007, $81.3 and $87.3, respectively, was funded to related parties under off-balance sheet commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2008, the maximum liability to the Company under the guarantee was $30.0.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2008, the Company held $4.4 of cash collateral, which was included in Collateral held, including payables under securities loan agreement. As of December 31, 2007, the Company delivered $18.8 of cash collateral, which was included in Short-term investments under securities loan agreement, including collateral delivered, on the Consolidated Balance Sheets.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Action has been or may be taken with respect to certain ING affiliates before investigations relating to fund trading are completed. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

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

13.	Restructuring Charges

2008 CitiStreet Integration

During the third quarter, integration initiatives related to the acquisition of CitiStreet by Lion, which provided significant operational and information technology efficiencies to ING’s U.S. retirement services businesses, including the Company, resulted in the recognition of integration and restructuring costs. In addition, the Company implemented an expense reduction program for the purpose of streamlining its overall operations. The restructuring charges related to these expense reduction and integration initiatives include severance and other employee benefits and lease abandonment costs, which are included in Operating Expenses on the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table illustrates the restructuring reserves and charges for the period ended December 31, 2008.

Restructuring reserve at inception		$-
	Restructuring charges:
	Employee severance and termination benefits	11.2	(1)
	Future rent on non-cancelable leases	1.5	(2)
	Total restructuring charges	12.7
	Other charges	-
	Intercompany charges and payments	(2.5)	(3)
	Payments applied against reserve	(1.9)	(4)
Restructuring reserve at December 31, 2008		$8.3

(1)	Amounts represent charges to the Company for all severed employees that support the Company, including those
	within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were allocated to the Company
	based upon the department that used the space, and the cash settlement occurred in January 2009.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for employees that supported
	the Company. Payments were made through ING's intercompany cash settlement process.
(4)	Amounts represent payments to employees of the Company, as well as reversals of severance reserves.

The Company estimates the completion of these integration and restructuring activities by January 30, 2010.

2009 Expense and Staff Reductions

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits shall occur during the first quarter of 2009, which will result in the recognition of a loss related to unrecognized prior service costs. The effect of the curtailment on the Company’s earnings is anticipated to be less than $0.1. The Company anticipates that these restructuring activities in regards to its operations will be complete by February 10, 2010 with total estimated costs of $5.8.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

14.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2008, 2007, and 2006.

	2008	2007	2006
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(1,315.5)	$(64.5)	$(44.6)
Equity securities, available-for-sale	(7.4)	6.3	18.1
DAC/VOBA adjustment on
available-for-sale securities	650.9	7.8	3.9
Sales inducements adjustment on
available-for-sale securities	2.4	0.2	0.1
Premium deficiency reserve adjustment	-	-	(37.5)
Other investments	(0.3)	(0.7)	0.8
Less: allocation to experience-rated contracts	-	(16.4)	(52.4)
Unrealized capital gains (losses), before tax	(669.9)	(34.5)	(6.8)
Deferred income tax asset (liability)	205.8	12.1	2.4
Asset valuation allowance	-	(6.4)	-
Net unrealized capital gains (losses)	(464.1)	(28.8)	(4.4)
Pension liability, net of tax	(18.0)	(5.0)	(9.6)
Accumulated other comprehensive
(loss) income	$(482.1)	$(33.8)	$(14.0)

During 2008, as a result of the current market conditions, the Company reflected net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Consolidated Balance Sheets rather than Future policy benefits and claims reserves. At December 31, 2008, there are no net unrealized losses allocated to experience-rated contracts. Net unrealized capital gains (losses) allocated to experience-rated contracts of $(16.4) at December 31, 2007, are reflected on the Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, as appropriate, were as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Fixed maturities, available-for-sale	$(1,251.0)	$(19.9)	$(26.6)
Equity securities, available-for-sale	(13.7)	(11.8)	14.9
DAC/VOBA adjustment on
available-for-sale securities	643.1	3.9	(1.2)
Sales inducements adjustment on
available-for-sale securities	2.2	0.1	-
Premium deficiency reserve adjustment	-	37.5	(13.9)
Other investments	0.4	(1.5)	(0.4)
Less: allocation to experience-rated contracts	16.4	36.0	(3.8)
Unrealized capital gains (losses), before tax	(635.4)	(27.7)	(23.4)
Deferred income tax asset (liability)	193.7	9.7	12.7
Net change in unrealized capital gains (losses)	$(441.7)	$(18.0)	$(10.7)

	2008	2007	2006
Net unrealized capital holding gains (losses) arising
during the year (1)	$(1,192.0)	$(66.9)	$(43.6)
Less: reclassification adjustment for gains (losses)
and other items included in Net (loss) income(2)	(750.3)	(48.9)	(32.9)
Net change in unrealized capital gains (losses) on securities	$(441.7)	$(18.0)	$(10.7)

(1)	Pretax unrealized holding gains (losses) arising during the year were $(1,714.8), $(102.9), and $(95.4), for the years ended December 31, 2008, 2007, and 2006, respectively.
(2)

Pretax reclassification adjustments for gains (losses) and other items included in Net (loss) income were and $(1,079.4), $(75.2), and $(72.0), for the years ended December 31, 2008, 2007, and 2006, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

15.	Changes to Prior Years Presentation

Consolidated Statements of Operations Presentational Changes

During 2008, certain changes were made to the Consolidated Statements of Operations for the year ended 2007 to more accurately reflect the correct balances, primarily related to surrenders on market value adjusted contracts. As the Company has determined these changes to be immaterial, the Consolidated Statements of Operations for the year ended December 31, 2007, has not been labeled as restated. The following table summarizes the adjustments:

	Previously
	Reported	Reclassification	Adjusted
2007
Fee income	$789.3	$(19.4)	$769.9
Net realized capital gains (losses)	(8.2)	(19.4)	(27.6)
Other income	0.9	19.4	20.3
Total revenue	2,451.9	(19.4)	2,432.5
Interest credited and other benefits to contractowners	822.2	(19.4)	802.8
Total benefits and expenses	2,177.5	(19.4)	2,158.1

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

	First
2008	(Restated)*	Second	Third	Fourth
Total revenue	$560.4	$538.4	$469.3	$166.1
Income (loss) before income taxes	(98.4)	25.1	(391.3)	(673.9)
Income tax expense (benefit)	(53.8)	1.9	(25.1)	(31.3)
Net income	$(44.6)	$23.2	$(366.2)	$(642.6)

2007	First	Second	Third	Fourth
Total revenue	$579.1	$594.9	$601.4	$657.1
Income (loss) before income taxes	100.7	115.8	85.8	(27.9)
Income tax expense (benefit)	28.5	33.6	22.3	(28.4)
Net income	$72.2	$82.2	$63.5	$0.5

*The Company has restated its previously issued unaudited interim financial statements for the three months ended March 31, 2008 due to an error in the calculation of the fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates. The effect of the restatement on these prior period interim financial statements for the three months ended March 31, 2008 was to increase the net loss by $18.9.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

In the course of determining the required fair value of the reserves for product guarantees for annuity contracts containing guaranteed credited rates for the three months ended March 31, 2008, an error was made in the calculation of the fair value of reserves for such product guarantees. This error had no impact on customer accounts. However, this error resulted, for the three months ended March 31, 2008, in the understatement of Interest credited and other benefits to contractowners by $39.4, overstatement of net amortization of deferred policy acquisition costs and value of business acquired by $10.4 and understatement of net loss of $(18.9). The error was identified by the Company in the course of a review by the Company of its product guarantee reserves valuation methodology undertaken during the preparation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008. Restated unaudited condensed consolidated financial statements of the Company reflecting the correction of this first quarter 2008 error were included in Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2008. See also Quarterly Data within Item 8. for a further discussion of the calculation error associated with the reserves for product guarantees, which was identified in the Company’s previously issued unaudited interim financial statements for the three months ended March 31, 2008, and resulted in a restatement of such prior period interim financial statements.

In connection with the restatement of the Company’s first quarter 2008 unaudited condensed consolidated financial statements, the Company concluded that the error was attributable to a material weakness in the Company's internal controls over financial reporting. Specifically, the Company implemented a new model in 2008 for the calculation of the fair value of the reserves for product guarantees. This model, which was performed using an end-user computing tool, contained an error in the discount rate conversion process. Such discount rates are used in the determination of the fair value of the reserves for product guarantees. In addition, the secondary review of the results did not identify that incorrect discount rates were used.

To address the material weakness, during the third quarter of 2008, the Company implemented enhancements to its internal controls over financial reporting to provide reasonable assurance that errors of this type will not recur. Remediation included correction of the identified model errors, the implementation of additional monitoring controls to be performed on a quarterly basis, additional in-depth internal review of assumptions, and full implementation of the Company’s existing policies related to end-user computing tools. In addition, the Company implemented definitive standards for detailed documentation supporting the product guarantee reserves valuation methodology. This included the implementation of a formalized change control process and logic inspection to be completed for each change of the model, and additional in-depth internal review on the converted rates. The Company completed these enhancements by September 30, 2008.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal controls over financial reporting occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(Dollar amounts in millions, unless otherwise stated)

In 2008 and 2007, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2008 and 2007 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2008		2007
Audit fees	$2.3		$3.3
Audit-related fees	0.7		0.2
Tax fees	-	*	-	*
All other fees	0.1		-	*
	$3.1		$3.5
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

Tax Fees

There were minimal tax fees allocated to ILIAC in 2008 and 2007. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consist of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2008 and 2007 under the category “all other fees.” Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax, and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s Group Finance and Control monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedures, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2008 and 2007, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 75.
2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 150.
3.	Exhibits. See Exhibit Index on page 155.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		151

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2008	152

IV.	Reinsurance Information as of and for the years ended
	December 31, 2008, 2007, and 2006	153

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 26, 2009. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 26, 2009

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2008

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$1,391.4	$1,475.0	$1,475.0
U.S. government agencies and authorities	797.1	873.1	873.1
State, municipalities, and political subdivisions	72.9	55.5	55.5
Public utilities securities	1,112.4	999.2	999.2
Other U.S. corporate securities	3,986.2	3,635.2	3,635.2
Foreign securities (1)	2,586.3	2,282.2	2,282.2
Residential mortgage-backed securities	3,412.6	3,299.5	3,299.5
Commercial mortgage-backed securities	1,604.0	1,233.6	1,233.6
Other asset-backed securities	830.2	624.3	624.3
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$15,793.1	$14,477.6	$14,477.6

Equity securities, available-for-sale	$247.7	$240.3	$240.3

Mortgage loans on real estate	$2,107.8	$2,027.9	$2,107.8
Policy loans	267.8	267.8	267.8
Other investments	576.1	791.0	791.0
Total investments	$18,992.5	$17,804.6	$17,884.5

*	See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)

The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2008, 2007, and 2006

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2008
Life insurance in force	$19,086.0	$19,603.2	$517.2	$-	NM
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	46.7	-	0.2	46.9
Total premiums	$47.0	$0.3	$0.2	$46.9

Year Ended December 31, 2007
Life insurance in force	$20,379.0	$20,938.9	$559.9	$-	NM
Premiums:
Life	1.2	-	-	1.2
Accident and health insurance	0.4	0.4	-	-
Annuities	45.4	-	0.2	45.6
Total premiums	$47.0	$0.4	$0.2	$46.8

Year Ended December 31, 2006
Life insurance in force	$21,844.6	$22,450.5	$605.9	$-	NM
Premiums:
Accident and health insurance	0.5	0.5	-	-
Annuities	37.3	-	0.2	37.5
Total premiums	$37.8	$0.5	$0.2	$37.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2009 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 24, 2009.

Signatures		Title
/s/	David A. Wheat	Director, Executive Vice President and
	David A. Wheat	Chief Financial Officer

/s/	Bridget M. Healy	Director
Bridget M. Healy

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Thomas J. McInerney	Director and Chairman
Thomas J. McInerney

/s/	Catherine H. Smith	Director
Catherine H. Smith

/s/	Richard T. Mason	President
Richard T. Mason

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING LIFE INSURANCE AND ANNUITY COMPANY
FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2008
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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

10.9	Services Agreement between ILIAC and ING Financial Advisers, LLC., effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

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

10.12

Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.13

Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.14

Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ILIAC and ING America Insurance Holdings, Inc. and its subsidiaries, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006 (File No. 033-23376).

10.15

Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-22376).

10.16

First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-23376).

10.17

Second Amendment, dated October 13, 2006, to the Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on April 2, 2007 (File No. 033-23376).

10.18

Agreement A1A document A111-1997 Standard Form of Agreement between Owner and Contractor, as modified, dated September 6, 2006 between Northfield Windsor LLC and John Moriarty & Associates, Inc., incorporated by reference to the Company’s Form 8-K filed on September 11, 2006 (File/Film No. 033-23376/061083829).

10.19

Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.20

Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company, and ING Financial Advisors, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.21

Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ILIAC and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.22

Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ILIAC and affiliated insurance companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.23

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

10.33

Services Agreement, effective as of January 1, 1994 and dated March 7, 1995, as amended March 7, 1995 and as amended July 31, 2007, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC), incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.34+	Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ILIAC and affiliated companies listed on Exhibit B to the Agreement.

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Richard T. Mason pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Richard T. Mason pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.