Form 10-Q
period 2009-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2009-05-15
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-158492, 333-133157, 333-133158, 333-130833, 333-130827
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 12, 2009, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended March 31, 2009

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net investment income	$320.4	$260.9
Fee income	111.4	171.2
Premiums	4.8	7.3
Broker-dealer commission revenue	95.7	177.3
Net realized capital gains (losses)	52.5	(59.9)
Other income	4.1	3.6
Total revenue	588.9	560.4
Benefits and expenses:
Interest credited and other benefits
to contractowners	165.0	235.3
Operating expenses	144.8	161.4
Broker-dealer commission expense	95.7	177.3
Net amortization of deferred policy acquisition
costs and value of business acquired	146.8	84.5
Interest expense	0.3	0.3
Total benefits and expenses	552.6	658.8
Income (loss) before income taxes	36.3	(98.4)
Income tax expense (benefit)	(4.0)	(53.8)
Net income (loss)	$40.3	$(44.6)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	March 31	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,308.8 at 2009 and $14,632.6 at 2008)	$13,011.0	$13,252.2
Equity securities, available-for-sale, at fair value
(cost of $219.7 at 2009 and $247.7 at 2008)	220.1	240.3
Short-term investments	361.6	41.9
Mortgage loans on real estate	2,080.9	2,107.8
Loan - Dutch State obligation	794.3	-
Policy loans	258.6	267.8
Limited partnerships/corporations	472.4	513.9
Derivatives	205.8	235.2
Securities pledged (amortized cost of $1,223.2 at 2009 and $1,160.5 at 2008)	1,268.8	1,225.4
Total investments	18,673.5	17,884.5
Cash and cash equivalents	141.4	203.5
Short-term investments under securities loan agreement,
including collateral delivered	593.3	483.9
Accrued investment income	221.1	205.8
Receivable for securities sold	13.9	5.5
Reinsurance recoverable	2,515.1	2,505.6
Deferred policy acquisition costs	841.1	865.5
Value of business acquired	1,716.3	1,832.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	610.4	-
Due from affiliates	52.4	13.8
Current income tax recoverable	8.6	38.6
Property and equipment	112.2	114.7
Other assets	91.0	233.3
Assets held in separate accounts	32,786.5	35,927.7
Total assets	$58,551.8	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$21,295.6	$20,782.1
Payable for securities purchased	282.1	1.6
Payables under securities loan agreement, including collateral held	598.2	488.3
Notes payable	4.9	17.9
Borrowed money	562.2	615.3
Due to affiliates	113.7	116.7
Deferred income taxes	135.3	101.1
Other liabilities	772.8	874.7
Liabilities related to separate accounts	32,786.5	35,927.7
Total liabilities	56,551.3	58,925.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,526.8	4,161.3
Accumulated other comprehensive loss	(451.9)	(482.1)
Retained earnings (deficit)	(2,077.2)	(2,117.5)
Total shareholder's equity	2,000.5	1,564.5
Total liabilities and shareholder's equity	$58,551.8	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(44.6)	(44.6)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(148.0) pretax)	-	-	(96.2)	-	(96.2)
Total comprehensive loss					(140.8)
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2008	$2.8	$4,159.8	$(130.0)	$(1,131.9)	$2,900.7

Balance at December 31, 2008	2.8	4,161.3	(482.1)	(2,117.5)	1,564.5
Comprehensive loss:
Net income	-	-	-	40.3	40.3
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($38.3 pretax)	-	-	29.9	-	29.9
Pension liability ($0.4 pretax)	-	-	0.3	-	0.3
Total comprehensive income					70.5
Contribution of capital		365.0			365.0
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2009	$2.8	$4,526.8	$(451.9)	$(2,077.2)	$2,000.5

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$369.9	$193.0

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	1,864.7	1,454.9
Equity securities, available-for-sale	23.6	309.8
Mortgage loans on real estate	31.8	41.2
Limited partnerships/corporations	12.6	23.8
Derivatives	22.6	2.0
Acquisition of:
Fixed maturities, available-for-sale	(2,092.6)	(1,705.7)
Equity securities, available-for-sale	(12.2)	(305.7)
Mortgage loans on real estate	(6.9)	(13.1)
Limited partnerships/corporations	(7.4)	(43.9)
Derivatives	(9.5)	(24.4)
Policy loans, net	9.2	4.4
Short-term investments, net	(319.1)	141.7
Collateral received (delivered)	0.5	(41.5)
Other investments, net	-	(4.3)
Purchases of fixed assets, net	(2.1)	(9.3)
Net cash used in investing activities	(484.8)	(170.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	949.5	885.8
Maturities and withdrawals from investment contracts	(585.2)	(572.2)
Short-term loans to affiliates	(623.4)	(153.5)
Short-term repayments	(53.1)	(52.6)
Contribution of capital	365.0	-
Net cash provided by financing activities	52.8	107.5
Net (decrease) increase in cash and cash equivalents	(62.1)	130.4
Cash and cash equivalents, beginning of period	203.5	252.3
Cash and cash equivalents, end of period	$141.4	$382.7

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

The condensed consolidated financial statements for the three months ended March 31, 2009, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

The condensed consolidated financial statements and notes as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2008 Annual Report on Form 10-K, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪

How derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and its related interpretations; and

▪	How derivative instruments and related hedged items affect an entity’s financial statements.

The disclosure provisions of FAS 161 were adopted by the Company on January 1, 2009 and are included in Note 4. As the pronouncement only pertains to additional disclosures, the adoption of FAS 161 had no financial statement impact. In addition, the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141, “Business Combinations,” as issued in 2001. FAS 141(R) requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the statement requires:

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

FAS 141(R) also amends or eliminates various other authoritative literature.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which rescinds the requirements of FAS 141(R) to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates most of the previous guidance in FAS 141 to value many of these contingencies under FAS No. 5, “Accounting for Contingencies”.

FAS 141(R) and FSP FAS 141(R)-1 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of March 31, 2009, as there have been no acquisitions for the three month period ended March 31, 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Equity Method Investment Accounting

In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment;

The provisions of EITF 08-6 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of March 31, 2009, as there have been no acquisitions or changes in ownership for the three months ended March 31, 2009.

3.	New Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, the provisions of FSP FAS 157-4:

▪	Clarify factors for determining whether there has been a significant decrease in market activity for an asset or liability;
▪	Require an entity to determine whether a transaction is not orderly based on the weight of the evidence; and
▪	Require an entity to disclose in interim and annual periods the input and valuation technique used to measure fair value and any change in valuation technique.

The provisions of FSP FAS 157-4 are effective prospectively for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 is not expected to have an effect on the Company’s financial condition, results of operations, or

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS 157.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which applies to debt securities and requires:

▪

Noncredit losses to be recognized in other comprehensive income and amortized over the remaining life of the security if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

▪	Total other-than-temporary impairments to be presented in the statement of earnings with an offset recognized in other comprehensive income for the non-credit related impairments;
▪

A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income; and

▪	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and other-than-temporary impairments.

The provisions of FSP FAS 115-2 and FAS 124-2 are effective prospectively for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently in the process of determining the impact of adoption of FSP FAS 115-2 and FAS 124-2.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and assumptions, be disclosed.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FSP FAS 107-1 and APB 28-1 are effective for financial statements issued for interim periods and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 will have no effect on the Company’s financial condition, results of operations, or cash flows, as the new standard requires additional disclosures only.

4.	Financial Instruments

Fair Value Measurements

US GAAP for fair value measurements defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$2,290.9	$10,048.2	$1,940.7	$14,279.8
Equity securities, available-for-sale	220.1	-	-	220.1
Other investments (primarily derivatives)	-	205.8	-	205.8
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,096.3	-	-	1,096.3
Assets held in separate accounts	27,123.7	5,662.8	-	32,786.5
Total	$30,731.0	$15,916.8	$1,940.7	$48,588.5

Liabilities:
Product guarantees	$-	$-	$195.0	$195.0
Other liabilities (primarily derivatives)	-	373.4	75.0	448.4
Total	$-	$373.4	$270.0	$643.4

(1)	Level 3 net assets and liabilities accounted for 3.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 11.0%.

	2008
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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in US GAAP. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from the brokers are non-binding. The valuations are reviewed and validated monthly through comparisons to internal pricing models, back testing to recent trades, and monitoring of trading volumes.

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

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

At March 31, 2009, the fixed maturities valued using unadjusted broker quotes totaled $1,783.1.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in US GAAP for fair value measurements. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of March 31, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in a decline in the value of the reserves for product guarantees.

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by US GAAP for fair value measurements). These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008.

		Fixed maturities,
		available-for-sale
		including				Product
		securities pledged		Derivatives		Guarantees
Balance at January 1, 2009		$2,291.6		$(73.6)		$(220.0)
	Capital gains (losses):
	Net realized capital gains (losses)	196.1	(1)	(1.2)	(3)	26.2	(4)
	Net unrealized capital gains (losses)(2)	243.0		-		-
	Total net realized and unrealized capital (losses) gains	439.1		(1.2)		26.2
	Purchases, sales, issuances, and settlements, net	(1,106.2)		(0.2)		(1.2)
	Transfer in (out) of Level 3	316.2		-		-
Balance at March 31, 2009		$1,940.7		$(75.0)		$(195.0)

Balance at January 1, 2008		$1,737.6		$-		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	-		(68.5)	(4)
	Net unrealized capital (losses) gains(2)	41.5		-		-
	Total net realized and unrealized capital (losses) gains	41.8		-		(68.5)
	Purchases, sales, issuances, and settlements, net	23.6		-		(1.1)
	Transfer in (out) of Level 3	-		-		-
Balance at March 31, 2008		$1,803.0		$-		$(146.0)

(1)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Consolidated
	Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations and
	contains unrealized gains (losses) on Level 3 derivatives held at March 31, 2009 and 2008. All gains and losses on Level 3
	assets are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and
	unrealized gains (losses) separately by security.
(4)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of
	Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

For the three months ended March 31, 2009, the value of the liability related to product guarantees decreased due to an increase in interest rates. As of March 31, 2009, the net realized gains attributable to credit risk were $102.2. The realized capital gains on Level 3 fixed maturities were mainly due to the transfer of 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State. The unrealized capital gains on Level 3 fixed maturities represent the decrease in unrealized losses due to the decrease in the Level 3 fixed maturities portfolio.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Transfers in (out) of Level 3 represent non-agency prime bonds due to the inactivity of the market for these securities.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives.

Interest rate swaps: Interest rate swaps are used to manage the interest rate risk in the Company’s fixed maturity portfolio, as well as the Company’s liabilities. Interest rate swaps represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly.

Foreign exchange swaps: Foreign exchange swaps are used to reduce the risk of a change in the value, yield, or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for U.S. dollar cash flows at regular interim periods, typically quarterly or semi-annually.

Credit default swaps: Credit default swaps are used to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals and amounts for the purchase or sale of credit protection. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.

Forwards: Forwards are acquired to hedge the Company’s inverse portfolio against movements in interest rates, particularly mortgage rates. On the settlement date, the Company will either receive a payment (interest rate drops on owned forwards or interest rate rises on purchased forwards) or will be required to make a payment (interest rate rises on owned forwards or interest rate drops on purchased forwards).

Swaptions: Swaptions are used to manage interest rate risk in the Company’s collateralized mortgage obligations portfolio. Swaptions are contracts that give the Company the option to enter into an interest rate swap at a specific future date.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decrease may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. A decrease in variable annuity account values would also result in lower fee income. A decrease in equity markets may also negatively impact the Company’s investment in equity securities. The futures income would serve to offset these effects. Futures contracts are also used to hedge against an increase in certain equity indices. Such increase may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under US GAAP for fair value measurements and US GAAP for derivative instruments and hedging activities. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Managed Custody Guarantees: The Company issued certain credited rate guarantees on externally managed variable bond funds that represent stand alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates, and credit ratings/spreads.

Embedded derivatives: The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of March 31, 2009 and December 31, 2008.

	2009			2008
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate swaps(1)	7,173.5	$183.4	$(350.6)	7,207.2	$207.6	$(439.6)
Foreign exchange swaps(1)	195.2	3.4	(16.5)	199.5	3.1	(21.7)
Credit default swaps(1)	326.4	15.8	(73.3)	341.1	16.1	(75.0)
Forwards(1)	263.0	3.0	-	263.0	3.3	-
Swaptions(1)	95.2	0.2	-	2,521.5	5.1	-
Futures(1)	617.6	-	(8.0)	580.6	-	(7.8)
Managed custody
guarantees(3)	N/A*	-	(40.0)	N/A*	-	(40.0)
Embedded derivatives:
Within securities(2)	N/A*	64.7	-	N/A*	123.7	-
Within retail annuity
products(3)	N/A*	-	(155.0)	N/A*	-	(180.0)
Total	8,670.9	$270.5	$(643.4)	11,112.9	$358.9	$(764.1)
* N/A - Not applicable.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Consolidated
Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the
Condensed Consolidated Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products and managed custody guarantees are reported in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
Interest rate swaps(1)	$(25.3)	$(86.5)
Foreign exchange swaps(1)	5.5	(12.7)
Credit default swaps(1)	3.0	(5.4)
Forwards(1)	4.9	-
Futures(1)	60.1	-
Swaptions(1)	(3.1)	-
Interest rate caps(1)	-	(0.5)
Managed custody guarantees(2)	-	(19.5)
Embedded derivatives:
Within securities(1)	(59.0)	39.6
Within retail annuity products(2)	26.2	(49.0)
Total	$12.3	$(134.0)
(1)	Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted is investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2009, the fair value of credit default swaps of $15.8 and $(73.3) was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $16.1 and $(75.0) was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of March 31, 2009 and

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $161.0.

Embedded Derivative in Credit-Linked Note

The Company owns a 3-year credit-linked note arrangement, whereby the Company agrees to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2009, the maximum potential future exposure to the Company under the guarantee was $30.0. Subsequently, the credit-linked note arrangement matured on May 2, 2009.

5.	Investments

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$33.1	5	$-	-
U.S. corporate	23.5	38	18.2	41
Foreign(1)	26.3	22	10.1	19
Residential mortgage-backed	35.8	43	13.8	9
Other asset-backed	14.5	15	7.4	10
Limited partnerships	10.7	14	-	-
Equity securities	15.5	6	-	-
Total	$159.4	143	$49.5	79
(1) Primarily U.S. dollar denominated.

The above schedule includes $47.2 and $22.2 for the three months ended March 31, 2009 and 2008, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$33.1	5	$-	-
U.S. corporate	16.5	23	15.4	32
Foreign(1)	26.3	22	10.1	19
Residential mortgage-backed	22.5	8	1.8	1
Other asset-backed	13.8	6	-	-
Total	$112.2	64	$27.3	52
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2009 and 2008 was $2,031.2 and $1,271.1, respectively.

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

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs (“DAC”) was as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at January 1	$865.5	$728.6
Deferrals of commissions and expenses	30.5	43.6
Amortization:
Amortization	(52.5)	(35.3)
Interest accrued at 5% to 7%	13.9	12.1
Net amortization included in Condensed Consolidated
Statements of Operations	(38.6)	(23.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	(16.3)	2.1
Balance at March 31	$841.1	$751.1

Activity within value of business acquired (“VOBA”) was as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at January 1	$1,832.5	$1,253.2
Deferrals of commissions and expenses	7.5	8.8
Amortization:
Amortization	(126.5)	(81.3)
Interest accrued at 5% to 8%	18.3	20.0
Net amortization included in Condensed Consolidated
Statements of Operations	(108.2)	(61.3)
Change in unrealized capital (gains) losses on
available-for-sale securities	(15.5)	5.4
Balance at March 31	$1,716.3	$1,206.1

During the first quarter of 2009, the Company revised and unlocked the assumptions related to lower estimated future gross profits and mutual fund revenue, resulting in an $48.9 increase in amortization of DAC and VOBA.

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

During the three months ended March 31, 2009, the Company received a $365.0 capital contribution from its Parent. During the three months ended March 31, 2008, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were (11.0)% and 54.7%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended March 31,
	2009	2008
Statutory rate	35.0%	35.0%
Dividend received deduction	(10.4)%	7.3%
Audit Settlement	-	10.1%
Valuation allowance	(35.9)%	-
Other	0.3%	2.3%
Effective rate at March 31	(11.0)%	54.7%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2009 and December 31, 2008, the Company had a tax valuation allowance of $315.0 and $328.0, respectively, related to realized capital losses on investments. The change from December 31, 2008 to March 31, 2009 in tax valuation allowance of $(13.0) is included in Net income (loss).

Unrecognized Tax Benefits

The Internal Revenue Service (“IRS”) is currently examining tax years 2004 through 2009. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2008 and 2009.

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

Under this agreement, ILIAC incurred an immaterial amount of interest expense for the three months ended March 31, 2009 and 2008, respectively. The Company earned interest income of $0.1 and $0.7 for the three months ended March 31, 2009 and 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of March 31, 2009, the Company had a $610.4 receivable from ING AIH under this agreement, and no amounts outstanding as of December 31, 2008.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

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

At March 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $350.0, $244.7 of which was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, $253.7 of which was with related parties. During the three months ended March 31, 2009, $8.6 was funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31 2009, the maximum liability of the Company under the guarantee was $30.0. Subsequently, the credit-linked note arrangement matured on May 2, 2009.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 1, 2009 and December 31, 2008, the Company held $4.9 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Restructuring Charges

2008 CitiStreet Integration and Expense and Staff Reductions

During the third quarter of 2008, integration initiatives related to the acquisition of CitiStreet LLC, now known as ING Institutional Plan Services, LLC, by Lion, which provided significant operational and information technology efficiencies to ING’s U.S. retirement services businesses, including the Company, resulted in the recognition of integration and restructuring costs. In addition, the Company implemented an expense reduction program for the purpose of streamlining its overall operations. The restructuring charges related to these expense reduction and integration initiatives include severance and other employee benefits and lease abandonment costs, which are included in Operating Expenses on the Condensed Consolidated Statements of Operations.

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs.

The following table illustrates the restructuring reserves and charges for the three months ended March 31, 2009.

Restructuring reserve at January 1		$8.3
	Restructuring charges:
	Employee severance and termination benefits	6.6	(1)
	Pension plan curtailment charges	0.6	(2)
	Total restructuring charges	7.2
	Intercompany charges and payments	(2.2)	(3)
	Payments applied against reserve	(2.7)	(4)
Restructuring reserve at March 31		$10.6
(1)	Amounts represent charges to the Company for all severed employees that support the Company,
	including those within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were based upon severed
	employees that left the Company, including affiliates. The cash settlement occurred in April 2009.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for employees
	that supported the Company and rent expense related to non-cancellable leases. Payments were made through
	ING's intercompany cash settlement process.
(4)	Amounts represent payments of severance to employees of the Company and curtailment of pension benefits,
	as well as reversals of severance reserves.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company estimates the completion of these integration and restructuring activities by February 10, 2010, with total estimated costs of $19.9.

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(1,252.2)	$(353.6)
Equity securities, available-for-sale	0.4	(20.1)
DAC/VOBA adjustment on available-for-sale securities	619.1	15.3
Sales inducements adjustment on available-for-sale securities	1.4	0.4
Other investments	(0.3)	(0.4)
Less: allocation to experience-rated contracts	-	(175.9)
Unrealized capital losses, before tax	(631.6)	(182.5)
Deferred income tax asset	197.4	63.9
Deferred tax asset valuation allowance	-	(6.4)
Net unrealized capital losses	(434.2)	(125.0)
Pension liability, net of tax	(17.7)	(5.0)
Accumulated other comprehensive loss	$(451.9)	$(130.0)

During 2008, as a result of the current market conditions, the Company reflected net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Condensed Consolidated Balance Sheets rather than Future policy benefits and claims reserves. At March 31, 2009, there are no net unrealized losses allocated to experience-rated contracts. Net unrealized capital gains (losses) allocated to experience-rated contracts of $(175.9) at March 31, 2008 are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the three months ended March 31, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising
during the period(1)	$75.0	$(128.3)
Less: reclassification adjustment for gains (losses) and other
items included in Net income (loss)(2)	45.1	(32.1)
Net change in unrealized capital gains (losses) on securities	$29.9	$(96.2)

(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $96.1 and $(197.4) for the three months ended March 31, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $57.8 and $(49.4) for the three months ended March 31, 2009 and 2008, respectively.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2009 and 2008, and financial condition as of March 31, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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
(18)

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement a new accounting or actuarial system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting;

(19)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition;

(20)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses;
(21)	Circumstances associated with implementation of ING Groep’s recently announced global business strategy could adversely affect the Company’s results of operations and financial condition; and
(22)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting.

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

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2008 Annual Report on Form 10-K.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses. In addition, the Company collects broker-dealer commissions through its subsidiary, Directed Services LLC (“DSL”), which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

The credit and liquidity crisis continues to impact short-term, LIBOR and U.S. Treasury rates. Despite a slight reduction, the credit spreads remained wide during the first quarter of 2009. In addition, the U.S. Treasury market rates increased during this period keeping the fixed maturities portfolio in an unrealized loss position.

The equity markets continued to decline from its 2008 position during the first quarter of 2009, as investor confidence in the economy remained weak. The Company’s fee revenue from variable AUM is generally affected by equity market performance. In addition, variable product demand often mirrors consumer demand for equity market investments. Poor equity market performance during the first quarter of 2009 unfavorably impacted AUM related to variable annuity products. In addition, the Company experienced higher realized losses on equity securities.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2009, and changes therein, were impacted by realized capital gains, higher net investment income, partially offset by unfavorable product experience driven by poor equity market performance and lower variable AUM.

	Three Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$320.4	$260.9	$59.5	22.8%
Fee income	111.4	171.2	(59.8)	(34.9)%
Premiums	4.8	7.3	(2.5)	(34.3)%
Broker-dealer commission revenue	95.7	177.3	(81.6)	(46.0)%
Net realized capital gains (losses)	52.5	(59.9)	112.4	NM
Other income	4.1	3.6	0.5	13.9%
Total revenue	588.9	560.4	28.5	5.1%
Benefits and expenses:
Interest credited and other
benefits to contractowners	165.0	235.3	(70.3)	(29.9)%
Operating expenses	144.8	161.4	(16.6)	(10.3)%
Broker-dealer commission expense	95.7	177.3	(81.6)	(46.0)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	146.8	84.5	62.3	73.7%
Interest expense	0.3	0.3	-	0.0%
Total benefits and expenses	552.6	658.8	(106.2)	(16.1)%
Income (loss) before income taxes	36.3	(98.4)	134.7	NM
Income tax expense (benefit)	(4.0)	(53.8)	49.8	92.6%
Net income (loss)	$40.3	$(44.6)	$84.9	NM
Effective tax rate	(11.0)%	54.7%
NM - Not meaningful.

Revenues

Total revenue increased for the three months ended March 31, 2009, primarily reflecting higher Net realized capital gains and Net investment income, partially offset by decreases in Fee income and in Broker-dealer commission revenue.

The increase in Net realized capital gains for the three months ended March 31, 2009, was primarily due to futures that are used to hedge minimum guarantee liabilities. The futures are in a short position and their fair value increases with the decline in equity markets. In addition, the Company recognized a gain of $206.2 on the transfer of 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State. The gains on futures and fixed maturities were partially offset by losses on equity securities mainly due to the poor market performance.

The increase in Net investment income for the three months ended March 31, 2009, was mainly due to higher yields on certain mortgage-backed securities.

Fee income decreased for the three months ended March 31, 2009, as overall average variable AUM decreased, which was driven by poor equity market performance.

Broker-dealer commission revenue decreased for the three months ended March 31, 2009, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the decrease in Broker-dealer commission expense.

Benefits and Expenses

Total benefits and expenses decreased for the three months ended March 1, 2009, primarily due to lower Broker-dealer commission expense, lower Interest credited and other benefits to contractowners, and lower Operating expense, partially offset by higher Net amortization of DAC and VOBA.

Broker-dealer commission expense decreased for the three months ended March 31, 2009, due to lower sales of variable annuity products. The decrease in commission expense is offset by the decrease in Broker-dealer commission revenue.

Interest credited and other benefits to contractowners decreased for the three months ended March 31, 2009, due to the decrease in reserves associated with minimum guarantees on variable annuities driven by the rise of interest rates.

Operating Expenses for the three months ended March 31, 2009, decreased reflecting cost reduction initiatives and lower investment advisory fees due to lower variable annuity AUM.

The increase in Net amortization of DAC and VOBA for the three months ended March 31, 2009, was primarily driven by higher actual gross profits resulting from realized capital gains.

Income Taxes

Income tax benefit decreased for the three months ended March 31, 2009, primarily due to higher income before taxes, partially offset by tax valuation allowance.

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

Portfolio Composition

The following table presents the investment portfolio at March 31, 2009 and December 31, 2008.

	2009		2008
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,279.8	76.5%	$14,477.6	81.0%
Equity securities, available-for-sale	220.1	1.2%	240.3	1.3%
Short-term investments	361.6	1.9%	41.9	0.2%
Mortgage loans on real estate	2,080.9	11.1%	2,107.8	11.8%
Loan - Dutch State obligation	794.3	4.3%	-	0.0%
Policy loans	258.6	1.4%	267.8	1.5%
Limited partnerships/corporation	472.4	2.5%	513.9	2.9%
Derivatives	205.8	1.1%	235.2	1.3%
Total investments	$18,673.5	100.0%	$17,884.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses	Value
Fixed maturities:
	U.S. Treasuries	$2,247.3	$45.3	$1.7	$2,290.9
	U.S. government agencies and authorities	797.7	67.7	1.9	863.5
	State, municipalities, and political subdivisions	72.6	1.7	17.1	57.2

	U.S. corporate securities:
	Public utilities	1,111.1	4.9	93.9	1,022.1
	Other corporate securities	3,881.1	43.3	431.4	3,493.0
	Total U.S. corporate securities	4,992.2	48.2	525.3	4,515.1

	Foreign securities(1):
	Government	399.4	7.3	46.9	359.8
	Other	2,131.3	27.1	242.5	1,915.9
	Total foreign securities	2,530.7	34.4	289.4	2,275.7

	Residential mortgage-backed securities	2,590.1	256.5	286.2	2,560.4
	Commercial mortgage-backed securities	1,570.6	2.6	394.0	1,179.2
	Other asset-backed securities	730.8	10.1	203.1	537.8

	Total fixed maturities, including securities pledged	15,532.0	466.5	1,718.7	14,279.8
	Less: securities pledged	1,223.2	51.3	5.7	1,268.8
Total fixed maturities		$14,308.8	$415.2	$1,713.0	$13,011.0
(1)	Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,160.5	72.7	7.8	1,225.4
Total fixed maturities	$14,632.6	$373.3	$1,753.7	$13,252.2
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At March 31, 2009 and December 31, 2008, the average quality rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of March 31, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,115.6	49.9%	$7,451.9	48.0%
AA	603.4	4.2%	709.4	4.6%
A	2,305.0	16.1%	2,488.1	16.0%
BBB	3,587.3	25.1%	4,074.6	26.2%
BB	458.1	3.2%	568.4	3.7%
B and below	210.4	1.5%	239.6	1.5%
Total	$14,279.8	100.0%	$15,532.0	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,140.9	49.3%	$7,471.2	47.3%
AA	718.3	5.0%	786.4	5.0%
A	2,420.9	16.7%	2,618.7	16.6%
BBB	3,609.0	24.9%	4,177.0	26.4%
BB	403.6	2.8%	505.9	3.2%
B and below	184.9	1.3%	233.9	1.5%
Total	$14,477.6	100.0%	$15,793.1	100.0%

95.3% and 95.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of March 31, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at March 31, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$2,290.9	16.0%	$2,247.3	14.5%
U.S. government agencies and authorities	863.5	6.0%	797.7	5.1%
U.S. corporate, state, and municipalities	4,572.3	32.1%	5,064.8	32.6%
Foreign	2,275.7	15.9%	2,530.7	16.3%
Residential mortgage-backed	2,560.4	17.9%	2,590.1	16.7%
Commercial mortgage-backed	1,179.2	8.3%	1,570.6	10.1%
Other asset-backed	537.8	3.8%	730.8	4.7%
Total	$14,279.8	100.0%	$15,532.0	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,475.0	10.2%	$1,391.4	8.8%
U.S. government agencies and authorities	873.1	6.0%	797.1	5.0%
U.S. corporate, state, and municipalities	4,689.9	32.4%	5,171.5	32.7%
Foreign	2,282.2	15.8%	2,586.3	16.4%
Residential mortgage-backed	3,299.5	22.8%	3,412.6	21.6%
Commercial mortgage-backed	1,233.6	8.5%	1,604.0	10.2%
Other asset-backed	624.3	4.3%	830.2	5.3%
Total	$14,477.6	100.0%	$15,793.1	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$369.5	$364.6
After one year through five years	3,556.3	3,442.5
After five years through ten years	4,034.4	3,849.9
After ten years	2,680.3	2,345.4
Mortgage-backed securities	4,160.7	3,739.6
Other asset-backed securities	730.8	537.8
Less: securities pledged to creditors	1,223.2	1,268.8
Fixed maturities, excluding securities pledged to creditors	$14,308.8	$13,011.0

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of March 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $199.8 and $149.5, respectively, representing 1.4% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $249.1 and $114.5, respectively, representing 1.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	60.6%	2007	26.1%	AAA	57.8%	2008	0.3%
AA	28.1%	2006	24.4%	AA	31.5%	2007	23.6%
A	4.1%	2005 and prior	49.5%	A	4.2%	2006	23.3%
BBB	6.8%		100.0%	BBB	6.1%	2005 and prior	52.8%
BB and below	0.4%			BB and below	0.4%		100.0%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2009, the fair value and gross unrealized losses aggregated to $196.0 and $42.3, respectively, representing 1.4% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $750.6 and $24.5, respectively, representing 5.2% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	60.2%	2007	24.7%	AAA	87.4%	2007	9.9%
AA	0.6%	2006	28.7%	AA	2.4%	2006	27.4%
A	3.4%	2005 and prior	46.6%	A	3.2%	2005 and prior	62.7%
BBB	2.1%		100.0%	BBB	0.2%		100.0%
BB and below	33.7%			BB and below	6.8%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of Alt-A RMBS participation interest to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance

Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

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

As of March 31, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $329.4 and $372.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 34.6%, 18.6%, 29.1% and 5.5%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 29.3%, 17.2%, 28.6% and 9.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	95.0%	2008	0.3%	AAA	94.9%	2008	0.3%
AA	3.0%	2007	18.7%	AA	3.1%	2007	19.8%
A	1.8%	2006	15.6%	A	1.9%	2006	16.7%
BBB	0.2%	2005 and prior	65.4%	BBB	0.1%	2005 and prior	63.2%
	100.0%		100.0%		100.0%		100.0%

The following tables summarize the Company’s exposure to Other ABS holdings by credit quality and vintage year as of March 31, 2009 and December 31, 2008:

2009				2008
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	62.8%	2008	4.8%	AAA	61.7%	2008	5.4%
AA	11.5%	2007	15.4%	AA	17.1%	2007	14.3%
A	16.0%	2006	27.2%	A	8.4%	2006	23.8%
BBB	9.5%	2005 and prior	52.6%	BBB	12.6%	2005 and prior	56.5%
BB and below	0.2%		100.0%	BB and below	0.2%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,080.9 and $2,107.8 as of March 31, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. As of March 31, 2009 and December 31, 2008, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of properties in the following states as of March 31, 2009 and December 31, 2008.

	2009	2008
California	15.6%	15.5%
New Jersey	11.3%	11.8%
Texas	10.7%	10.5%

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$94.7	5.5%	$15.3	0.9%	$169.3	9.6%	$40.2	2.3%
More than six months
and less than twelve
months below
amortized cost	290.6	16.9%	60.1	3.5%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	1,168.2	68.0%	89.8	5.2%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$1,553.5	90.4%	$165.2	9.6%	$1,602.7	91.0%	$158.8	9.0%

Unrealized capital losses in fixed maturities as of March 31, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$82.3	$275.7	$477.4	$835.4
Mortgage and other asset-backed
securities	27.7	75.0	780.6	883.3
Total unrealized capital loss	$110.0	$350.7	$1,258.0	$1,718.7
Fair value	$1,815.7	$2,246.1	$4,020.3	$8,082.1

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and Less Than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
	Cost	Amortized Cost	Cost	Loss
2009
U.S. Treasuries	$1.7	$-	$-	$1.7
U.S. government agencies and authorities	0.5	1.4	-	1.9
U.S. corporate, state, and municipalities	65.6	166.6	310.2	542.4
Foreign	14.5	107.7	167.2	289.4
Residential mortgage-backed	19.1	12.2	254.9	286.2
Commercial mortgage-backed	5.7	49.5	338.8	394.0
Other asset-backed	2.9	13.3	186.9	203.1
Total unrealized capital loss	$110.0	$350.7	$1,258.0	$1,718.7

2008
U.S. Treasury	$0.9	$-	$-	$0.9
U.S. government agencies and authorities	0.5	0.7	-	1.2
U.S. corporate, state, and municipalities	92.2	244.1	235.6	571.9
Foreign	50.6	136.9	147.9	335.4
Residential mortgage-backed	48.7	94.0	124.0	266.7
Commercial mortgage-backed	2.9	69.5	298.1	370.5
Other asset-backed	13.7	25.0	176.2	214.9
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.6% of the average book value as of March 31, 2009. In addition, this category includes 1,598 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2009.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for March 31, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$1,737.7	$188.0	$50.6	$59.4	783	135
More than six months and
less than twelve months
below amortized cost	1,780.1	816.7	124.3	226.4	3,481	439
More than twelve months
below amortized cost	2,387.3	2,891.0	192.7	1,065.3	1,369	906
Total	$5,905.1	$3,895.7	$367.6	$1,351.1	5,633	1,480

2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	845	303
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	791	618
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	412	831
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for March 31, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$687.8	$-	$1.7	$-	98	-
U.S. government agencies
and authorities	13.9	0.5	1.9	-	64	2
U.S. corporate, state and
municipalities	2,685.2	1,167.4	174.6	367.8	2,833	552
Foreign	1,242.6	638.9	94.9	194.5	1,247	496
Residential mortgage-backed	568.2	646.0	41.3	244.9	1,018	165
Commercial mortgage-backed	537.6	1,001.3	40.6	353.4	188	127
Other asset-backed	169.8	441.6	12.6	190.5	185	138
Total	$5,905.1	$3,895.7	$367.6	$1,351.1	5,633	1,480

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	15	-
U.S. government agencies
and authorities	13.9	-	1.2	-	16	-
U.S. corporate, state and
municipalities	2,659.4	1,305.4	178.9	393.0	1,004	801
Foreign	1,392.8	785.3	102.6	232.8	572	572
Residential mortgage-backed	1,612.3	576.0	100.4	166.3	252	109
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	93	129
Other asset-backed	323.9	455.1	25.0	189.9	96	141
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

During the three months ended March 31, 2009, unrealized capital losses on fixed maturities decreased by $42.8 primarily due to the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At March 31, 2009 and December 31, 2008, the Company held 1 and 8 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $23.3, or 1.4% of the total unrealized capital losses, as of March 31, 2009. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2009.

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

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$33.1	5	$-	-
U.S. corporate	23.5	38	18.2	41
Foreign(1)	26.3	22	10.1	19
Residential mortgage-backed	35.8	43	13.8	9
Other asset-backed	14.5	15	7.4	10
Limited partnerships	10.7	14	-	-
Equity securities	15.5	6	-	-
Total	$159.4	143	$49.5	79
(1) Primarily U.S. dollar denominated.

The above schedule includes $47.2 and $22.2 for the three months ended March 31, 2009 and 2008, respectively, in other-than-temporary write-downs related to the analysis of credit risk and the possibility of significant prepayment risk. The remaining write-downs are related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value.

The following table summarizes these write-downs by type for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$33.1	5	$-	-
U.S. corporate	16.5	23	15.4	32
Foreign(1)	26.3	22	10.1	19
Residential mortgage-backed	22.5	8	1.8	1
Other asset-backed	13.8	6	-	-
Total	$112.2	64	$27.3	52
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of March 31, 2009 and 2008 was $2,031.2 and $1,271.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months end March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Fixed maturities, available-for-sale	$23.1	$(0.9)
Equity securities, available-for-sale	(15.3)	(1.7)
Derivatives	45.1	(105.1)
Other investments	(13.2)	(0.1)
Less: allocation to experience-rated contracts	(12.8)	(47.9)
Net realized capital gains (losses)	$52.5	$(59.9)
After-tax net realized capital losses	$34.1	$(38.9)

The increase in Net realized capital gains for the three months ended March 31, 2009, was primarily due to futures that are used to hedge minimum guarantee liabilities. The futures are in a short position and their fair value increases with the decline in equity markets. In addition, the Company recognized a gain of $206.2 on the transfer of Alt-A residential mortgage-backed securities to the Dutch State. The gains on futures and fixed maturities were partially offset by losses on equity securities mainly due to the poor market performance.

Net realized capital gains (losses) allocated to experience-rated contracts were deducted from Net realized capital gains (losses), and an offsetting amount was reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. During 2008, as a result of the current economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. For the three months ended March 31, 2009, the Company fully amortized $12.8 of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations. Net unamortized realized capital gains allocated to experienced-rated contractowners were $46.9 at March 31, 2008, and were reflected in Future policy benefits and claims reserves.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of March 31, 2009, the Company held net derivative liabilities with a fair value of $242.6.

In the first quarter of 2009, the Company took certain actions to reduce its exposure to interest rate and market risks. These actions included reducing guaranteed interest rates for new business, reducing credited rates on existing business, curtailing sales of some products, reassessment of the investment strategy with a focus on Treasury and investment grade assets, as well as a short-term program to hedge equity market risk associated with variable fee income. During 2009, the Company will be monitoring these initiatives and their impacts on earnings, capital, and liquidity, and will determine whether further actions are necessary.

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of March 31, 2009, the Company had a $610.4 receivable, including interest, from ING AIH and no amounts due to or due from ING AIH as of December 31, 2008.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2009 and December 31, 2008, ILIAC had no amounts outstanding under the revolving note facility.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2009, the Company received a $365.0 capital contribution from its Parent. During the three months ended March 31, 2008, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then seek recovery of any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2009, the maximum liability of the Company under the guarantee was $30.0. Subsequently, the credit-linked note arrangement matured on May 2, 2009 and, in light of the Company’s current derisking initiatives, is not expected to be renewed or replaced with a similar guarantee.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2009 and December 31, 2008, the Company held $4.9 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Ratings

On March 31, 2009, S&P downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to AA- from AA and reaffirmed a negative outlook for the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on credit watch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

On January 28, 2009, Moody’s downgraded the insurance financial ratings of ING U.S., including the Company, to A1 from Aa3 and removed its outlook from Negative to Stable. Moody’s also, on that date, affirmed the short-term financial strength rating of Prime-1 (P-1) for the Company.

On April 24, 2009, A.M. Best Company, Inc. (“A.M. Best”) downgraded the financial strength rating to A (Excellent) from A+ (Superior) and issuer credit ratings to a+ from aa- for ING U.S., including the Company. The outlook for ILIAC has been revised to negative.

On January 28, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA to AA- and kept its outlook at Negative.

The downgrades by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment. In response to weakening global markets, the rating agencies have been continuously re-evaluating their ratings of banks and insurance companies around the world. Over the past several months, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed consolidated financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Legislation has been reintroduced to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. In addition, it is possible that under the new Administration, the Department of Labor will revisit regulations concerning the fee disclosure obligations of defined contribution service providers. As a result of recent economic conditions, there has been increased Congressional interest in proposals to reform the structure and regulation of retirement plans, in some cases significantly. The timing and content of such proposed changes are uncertain. The IRS and the Treasury have published final regulations, which became effective January 1, 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” in the Company’s 2008 Annual Report on Form 10-K.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2008 Annual Report on Form 10-K filed on March 31, 2009 (SEC File No. 033-23376).

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2008 Annual Report.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including the availability and cost of securities lending or reverse repurchase agreement funding. The Company and its affiliates may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. The Company’s access to bank issued letters of credit could be reduced or on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. Once disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. ("ING") announced a global business strategy which identified core and non-core businesses and geographies, stated ING's intention to divest non-core businesses, withdraw from non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. Various uncertainties and risks are associated with the implementation of various aspects of this strategy, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; and unforeseen difficulties in transitioning or divesting non-core businesses and geographies.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting.

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for the accurate and timely preparation of required regulatory filings and GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s internal controls over financial reporting.

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement a new accounting or actuarial system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting.

The Company is highly dependent on automated systems to record and process Company and contract owner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s GAAP and statutory financial statements. The Company could experience a failure of one of these systems, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties.

Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits, and contract administration expenses;
▪	Adequacy of contract charges and availability of revenue from providers of investments options offered in variable contracts to cover the cost of product features and other expenses;
▪	Persistency of policies to ensure recovery of acquisition expenses and value of business acquired, as applicable; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

Item 6.	Exhibits

See Exhibit Index on pages 64-67 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2009 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

4.1	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.2	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.3	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.6	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.8	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.10	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.12	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.13	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.15	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.18	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.19	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.20	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.21	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.22	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.24	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.25	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.27	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.28	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.29	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.30	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.32	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.34	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.35	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.36	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.37	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.39	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.40	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.41	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.42	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.43	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.44	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.45	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.46	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.47	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.49	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.50	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.51	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.52	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.53	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.54	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.55	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

10.1+	ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Groep N.V, and ING Support Holding B.V.

10.2+	Deed of Assignment of Receivables, dated March 31, 2009, among ILIAC, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding.

31.1+	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Catherine H. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Catherine H. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith.