Form 10-Q
period 2009-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2009-08-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒       No    ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     ☐       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 7, 2009, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$293.1	$275.5	$613.5	$536.4
Fee income	128.4	170.5	239.8	341.7
Premiums	8.8	7.8	13.6	15.1
Broker-dealer commission revenue	63.6	173.2	159.3	350.5
Net realized capital gains (losses):
Total other-than-temporary impairment
losses	(185.5)	(63.7)	(344.9)	(113.2)
Less: Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	14.3	-	14.3	-
Net other-than-temporary impairments
recognized in earnings	(171.2)	(63.7)	(330.6)	(113.2)
Other net realized capital losses	(65.6)	(29.3)	146.3	(39.7)
Total net realized capital losses	(236.8)	(93.0)	(184.3)	(152.9)
Other income	4.0	4.4	8.1	8.0
Total revenue	261.1	538.4	850.0	1,098.8
Benefits and expenses:
Interest credited and other benefits
to contractowners	133.5	91.3	298.5	326.6
Operating expenses	140.6	173.5	285.4	334.9
Broker-dealer commission expense	63.6	173.2	159.3	350.5
Net amortization of deferred policy acquisition
costs and value of business acquired	(85.4)	74.8	61.4	159.3
Interest expense	1.4	0.5	1.7	0.8
Total benefits and expenses	253.7	513.3	806.3	1,172.1
Income (loss) before income taxes	7.4	25.1	43.7	(73.3)
Income tax (benefit) expense	(89.6)	1.9	(93.6)	(51.9)
Net income (loss)	$97.0	$23.2	$137.3	$(21.4)

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,326.7 at 2009 and $14,544.3.6 at 2008)	$13,673.7	$13,157.7
Equity securities, available-for-sale, at fair value
(cost of $212.4 at 2009 and $247.7 at 2008)	225.5	240.3
Short-term investments	310.5	41.9
Mortgage loans on real estate	2,049.8	2,107.8
Loan - Dutch State obligation	749.4	-
Policy loans	254.2	267.8
Limited partnerships/corporations	443.7	513.9
Derivatives	112.4	235.2
Securities pledged (amortized cost of $769.7 at 2009 and $1,248.8 at 2008)	751.1	1,319.9
Total investments	18,570.3	17,884.5
Cash and cash equivalents	178.9	203.5
Short-term investments under securities loan agreement,
including collateral delivered	642.0	483.9
Accrued investment income	210.1	205.8
Receivable for securities sold	103.7	5.5
Reinsurance recoverable	2,455.8	2,505.6
Deferred policy acquisition costs	877.8	865.5
Value of business acquired	1,410.6	1,832.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	590.2	-
Due from affiliates	13.7	13.8
Current income tax recoverable	-	38.6
Property and equipment	93.0	114.7
Other assets	86.9	233.3
Assets held in separate accounts	35,907.0	35,927.7
Total assets	$61,315.0	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$21,218.2	$20,782.1
Payable for securities purchased	153.8	1.6
Payables under securities loan agreement, including collateral held	642.3	488.3
Notes payable	4.9	17.9
Borrowed money	48.5	615.3
Due to affiliates	78.3	116.7
Current income tax	8.5	-
Deferred income taxes	148.3	101.1
Other liabilities	694.1	874.7
Liabilities related to separate accounts	35,907.0	35,927.7
Total liabilities	58,903.9	58,925.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,527.3	4,161.3
Accumulated other comprehensive income (loss)	(290.5)	(482.1)
Retained earnings (deficit)	(1,828.5)	(2,117.5)
Total shareholder's equity	2,411.1	1,564.5
Total liabilities and shareholder's equity	$61,315.0	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(21.4)	(21.4)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(175.0) pretax), including
change in tax valuation allowance of $6.4	-	-	(107.4)	-	(107.4)
Total comprehensive loss					(128.8)
Employee share-based payments	-	1.0	-	-	1.0
Balance at June 30, 2008	$2.8	$4,160.3	$(141.2)	$(1,108.7)	$2,913.2

Balance at December 31, 2008	2.8	4,161.3	(482.1)	(2,117.5)	1,564.5
Activity during three months ended March 31, 2009	-	365.5	30.2	40.3	436.0
Balance at March 31, 2009	2.8	4,526.8	(451.9)	(2,077.2)	2,000.5
Cumulative effect of change in accounting principle,
net of DAC and tax	-	-	(151.7)	151.7	-
Balance at April 1, 2009	2.8	4,526.8	(603.6)	(1,925.5)	2,000.5
Comprehensive income:
Net income	-	-	-	97.0	97.0
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($456.2 pretax), including change
in tax valuation allowance of $19.4	-	-	327.7	-	327.7
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(14.3) pretax), including
change in tax valuation allowance of $(4.8)	-	-	(14.3)	-	(14.3)
Pension liability ($(0.4) pretax)	-	-	(0.3)	-	(0.3)
Total comprehensive income					410.1
Employee share-based payments	-	0.5	-	-	0.5
Balance at June 30, 2009	$2.8	$4,527.3	$(290.5)	$(1,828.5)	$2,411.1

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)
	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$622.7	$365.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	1,582.1	3,504.5
Equity securities, available-for-sale	56.0	319.4
Mortgage loans on real estate	111.2	58.0
Limited partnerships/corporations	50.9	34.8
Derivatives	16.0	65.2
Acquisition of:
Fixed maturities, available-for-sale	(1,457.9)	(4,464.6)
Equity securities, available-for-sale	(33.3)	(311.8)
Mortgage loans on real estate	(55.1)	(27.0)
Limited partnerships/corporations	(20.8)	(84.1)
Derivatives	(136.6)	(71.2)
Policy loans, net	13.6	8.8
Short-term investments, net	(267.7)	122.6
Collateral received (delivered)	(4.1)	(26.7)
Purchases of fixed assets, net	15.3	(18.4)
Other investments, net	-	0.1
Net cash used in investing activities	(130.4)	(890.4)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,374.2	1,716.4
Maturities and withdrawals from investment contracts	(1,086.1)	(1,108.1)
Short-term loans to affiliates	(603.2)	40.0
Short-term repayments of repurchase agreements, net	(566.8)	(30.4)
Contribution of capital	365.0	-
Net cash (used in) provided by financing activities	(516.9)	617.9
Net (decrease) increase in cash and cash equivalents	(24.6)	93.1
Cash and cash equivalents, beginning of period	203.5	252.3
Cash and cash equivalents, end of period	$178.9	$345.4

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

The condensed consolidated financial statements for the six months ended June 30, 2009, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

The condensed consolidated financial statements and notes as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through August 14, 2009, which is the date the condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 were issued.

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

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 165, “Subsequent Events” (“FAS 165”), which establishes:

▪	The period after the balance sheet date during which an entity should evaluate events or transactions for potential recognition or disclosure in the financial statements;
▪	The circumstances under which an entity should recognize such events or transactions in its financial statements; and
▪	Disclosures regarding such events or transactions and the date through which an entity has evaluated subsequent events.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FAS 165 were adopted by the Company on June 30, 2009. The Company determined, however, that FAS 165 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions of FAS 165 are included in the Organization and Significant Accounting Policies footnote.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (“FSP”) on FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, the provisions of FSP FAS 157-4:

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

The provisions of FSP FAS 157-4 were adopted by the Company on April 1, 2009. The Company determined, however, that FSP FAS 157-4 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that applied by the Company upon adoption of FAS No. 157, “Fair Value Measurements” (“FAS 157”).

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which applies to debt securities and requires:

▪

Noncredit losses to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	Total other-than-temporary impairments (“OTTI”) to be presented in the statement of earnings with an offset recognized in other comprehensive income (loss) for the noncredit related impairments;
▪

A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income (loss); and

▪	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and other-than-temporary impairments.

The provisions of FSP FAS 115-2 and FAS 124-2 were adopted by the Company on April 1, 2009. As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $151.7 after considering the effects of deferred policy acquisition costs (“DAC”) and income taxes of $(134.0) and $46.9, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

In addition, the Company recognized an increase in amortized cost for previously impaired securities due to the recognition of the cumulative effect of change in accounting principle as of April 1, 2009, as follows:

Change in
Amortized Cost
Fixed maturities:
U.S. corporate, state and municipalities	$47.0
Foreign	45.0
Residential mortgage-backed	14.3
Commercial mortgage-backed	88.5
Other asset-backed	44.0
Total investments, available-for-sale	$238.8

The disclosure provisions of FSP FAS 115-2 and FAS 124-2 are included in the Investments footnote.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of FSP FAS No. 107-1 and APB 28-1 were adopted by the Company on April 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of FAS 161 were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption of FAS 161 had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under FAS 133, as the Company has not historically sought hedge accounting treatment.

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

FAS 141(R) also amends or eliminates various other authoritative literature. In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which rescinds the requirements in FAS 141(R) to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates most of the previous guidance in FAS 141 to value many of those contingencies under FAS No. 5, “Accounting for Contingencies”.

FAS 141(R) and FSP FAS 141(R)-1 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of June 30, 2009, as there have been no acquisitions for the three or six month periods ended June 30, 2009.

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

The provisions of EITF 08-6 were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of June 30, 2009, as there have been no acquisitions or changes in ownership for the three or six month periods ended June 30, 2009.

3.	New Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the FASB issued FAS 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R),” which eliminates the exemption for qualifying special-purpose entities ("QSPEs"), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIEs activities, and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

The provisions of FAS 167 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of FAS 167.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140,” which eliminates the QSPE concept and requires a transferor of financial assets to:

▪

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

▪	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders control, unless the transfer meets the conditions for a participating interest; and
▪	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

The provisions of FAS 166 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of FAS 166.

FASB Accounting Standards Codification

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“Codification”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FAS 168 is effective for interim and annual periods ending after September 15, 2009. While the Codification is not intended to change US GAAP and, thus, not expected to have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, the Company is reviewing disclosures, as references to US GAAP literature will change.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including
securities pledged	$2,458.8	$10,141.4	$1,824.6	$14,424.8
Equity securities, available-for-sale	225.5	-	-	225.5
Other investments (primarily derivatives)	-	112.4	-	112.4
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,131.4	-	-	1,131.4
Assets held in separate accounts	30,562.4	5,344.6	-	35,907.0
Total	$34,378.1	$15,598.4	$1,824.6	$51,801.1

Liabilities:
Product guarantees	$-	$-	$82.0	$82.0
Other liabilities (primarily derivatives)	-	316.8	65.8	382.6
Total	$-	$316.8	$147.8	$464.6

(1)	Level 3 net assets and liabilities accounted for 3.3% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 10.9%.

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

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in FAS 157. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Given the current illiquidity of the market for these securities, approximately two brokers are able to provide quotes. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the asset. Due to the lack of corroborating evidence to support a higher level, these bonds are classified as Level 3 assets.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008 and remained suppressed in 2009. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive and continues to believe that the market remains largely inactive in 2009. However, the Company determined that the classification within the valuation hierarchy should be transferred to Level 3 due to market inactivity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At June 30, 2009, $1.3 billion and $10.6 billion of a total of $14.4 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted of privately placed bonds valued using a matrix-based pricing model, CMO-Bs valued using average broker quotes, and RMBS valued using a combination of broker quotes and commercial services.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. The Company currently receives approximately two broker quotes for securities for which prices from a third party vendor are unobtainable. When more than one broker quote is obtained, the average of quotes received is used for financial statement valuation. All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, and the valuations of which are based upon a quoted market price and are included in Level 1. Bond valuations are obtained from third party commercial pricing services and brokers and are included in Level 2.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. These assets and liabilities are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with US GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in US GAAP for fair value measurements. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of June 30, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in an increase in the value of the derivatives for product guarantees.

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

Loan - Dutch State obligation: The fair value of the State of the Netherlands (the “Dutch State”) loan obligation is estimated utilizing discounted cash flows at market risk-free rates adjusted for credit spreads.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$14,424.8	$14,424.8	$14,477.6	$14,477.6
Equity securities, available-for-sale	225.5	225.5	240.3	240.3
Mortgage loans on real estate	2,049.8	1,928.1	2,107.8	2,027.9
Loan - Dutch State obligation	749.4	720.8	-	-
Policy loans	254.2	254.2	267.8	267.8
Cash, cash equivalents, short-term investments,
and short-term investments under securities
loan agreement	1,131.4	1,131.4	729.3	729.3
Derivatives	112.4	112.4	235.2	235.2
Assets held in separate accounts	35,907.0	35,907.0	35,927.7	35,927.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,437.8	1,519.5	1,529.4	1,610.6
Without a fixed maturity	16,348.2	17,296.9	15,611.8	17,237.9
Product guarantees	82.0	82.0	220.0	220.0
Derivatives	382.6	382.6	544.1	544.1

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by US GAAP for fair value measurements), including but not limited to liquidity spreads for investments within markets deemed

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an inactive market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2009 and 2008.

		Fixed maturities,
		available-for-sale
		including				Product
		securities pledged		Derivatives		Guarantees
Balance at April 1, 2009		$1,940.7		$(75.0)		$(195.0)
	Capital gains (losses):
	Net realized capital gains (losses)	10.9	(1)	1.2	(3)	114.2	(4)
	Net unrealized capital gains (losses)(2)	(253.9)		-		-
	Total net realized and unrealized capital (losses)
	gains	(243.0)		1.2		114.2
	Purchases, sales, issuances, and settlements, net	126.9		8.0		(1.2)
Balance at June 30, 2009		$1,824.6		$(65.8)		$(82.0)

Balance at April 1, 2008		$1,803.0		$-		$(146.0)
	Capital gains (losses):
	Net realized capital gains (losses)	-	(1)	-	(3)	74.2	(4)
	Net unrealized capital (losses) gains(2)	(86.2)		-		-
	Total net realized and unrealized capital (losses)
	gains	(86.2)		-		74.2
	Purchases, sales, issuances, and settlements, net	(108.2)		-		(0.9)
Balance at June 30, 2008		$1,608.6		$-		$(72.7)

(1)	This amount is included in Net realized capital gains (losses) with $(28.0) related to the amortization of book value included in
	Net investment income on the Condensed Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Consolidated
	Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations
	and contains unrealized gains (losses) on Level 3 derivatives held at June 30, 2009 and 2008. All gains and losses on
	these Level 3 assets are classified as realized gains (losses) for the purpose of this disclosure because it is impractical to
	track realized and unrealized gains (losses) on a contract-by-contract basis.
(4)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated
	Statements of Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the
	purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a
	contract-by-contract basis.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

		Fixed maturities,
		available-for-sale
		including				Product
		securities pledged		Derivatives		Guarantees
Balance at January 1, 2009		$2,291.6		$(73.6)		$(220.0)
	Capital gains (losses):
	Net realized capital gains (losses)	196.7	(1)	-	(3)	140.4	(4)
	Net unrealized capital gains (losses)(2)	4.6		-		-
	Total net realized and unrealized capital (losses)
	gains	201.3		-		140.4
	Purchases, sales, issuances, and settlements,
	net	(997.4)		7.8		(2.4)
	Transfers in to Level 3(5)	329.1		-		-
Balance at June 30, 2009		$1,824.6		$(65.8)		$(82.0)

Balance at January 1, 2008		$1,737.6		$-		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	-	(3)	5.5	(4)
	Net unrealized capital (losses) gains(2)	(44.7)		-		-
	Total net realized and unrealized capital (losses)
	gains	(44.4)		-		5.5
	Purchases, sales, issuances, and settlements,
	net	(84.6)		-		(1.8)
Balance at June 30, 2008		$1,608.6		$-		$(72.7)

(1)	This amount is included in Net realized capital gains (losses) with $(38.2) related to the amortization of book value included in
	Net investment income on the Condensed Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Consolidated
	Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations
	and contains unrealized gains (losses) on Level 3 derivatives held at June 30, 2009 and 2008. All gains and losses on
	these Level 3 assets are classified as realized gains (losses) for the purpose of this disclosure because it is impractical to
	track realized and unrealized gains (losses) on a contract-by-contract basis.
(4)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated
	Statements of Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the
	purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a
	contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $329.1 in fixed maturities.

For the three and six months ended June 30, 2009, the value of the liability related to product guarantees decreased due to an increase in interest rates as well as market values. As of June 30, 2009, the net realized gains attributable to credit risk were $18.8. The realized capital gains on Level 3 fixed maturities for the six months ended June 30, 2009, were mainly due to the transfer of 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009. The unrealized capital gains on Level 3 fixed maturities for the six months ended June 30, 2009, represent the decrease in unrealized losses due to the decrease in the Level 3 fixed

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

maturities portfolio. The unrealized capital losses for the three months ended June 30, 2009, represent the transfer of previously taken impairments from realized to unrealized losses due to the implementation of FSP FAS 115-2 and FAS 124-2.

Transfers in to Level 3 represent non-agency prime mortgage-backed securities. During the first quarter of 2009, the Company determined that the inactivity of the market for these securities was attributable to the widening of liquidity spreads and the basis for transfer to Level 3.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of June 30, 2009 and December 31, 2008.

	2009			2008
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate swaps(1)	6,387.4	$94.9	$(272.5)	7,207.2	$207.6	$(439.6)
Foreign exchange swaps(1)	199.5	-	(34.3)	199.5	3.1	(21.7)
Credit default swaps(1)	282.1	5.4	(73.2)	341.1	16.1	(75.0)
Forwards(1)	219.0	2.6	-	263.0	3.3	-
Swaptions(1)	95.2	0.9	-	2,521.5	5.1	-
Futures(1)	-	-	-	580.6	-	(7.8)
Interest rate caps(1)	800.0	8.6	(2.6)	-	-	-
Managed custody
guarantees(3)	N/A*	-	(27.0)	N/A*	-	(40.0)
Embedded derivatives:
Within securities(2)	N/A*	0.1	(68.5)	N/A*	-	(123.7)
Within retail annuity
products(3)	N/A*	-	(55.0)	N/A*	-	(180.0)
Total	7,983.2	$112.5	$(533.1)	11,112.9	$235.2	$(887.8)

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2009 and 2008.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest rate swaps(1)	$(42.0)	$20.4	$(67.3)	$(66.1)
Foreign exchange swaps(1)	(18.8)	3.1	(13.3)	(9.5)
Credit default swaps(1)	(12.8)	(2.7)	(9.8)	(8.1)
Forwards(1)	1.2	-	6.1	-
Futures(1)	(109.2)	-	(49.1)	-
Swaptions(1)	0.6	(0.1)	(2.5)	(0.2)
Interest rate caps(1)	(2.3)	2.5	(2.3)	2.1
Managed custody guarantees(2)	13.0	2.6	13.0	(16.9)
Embedded derivatives:
Within securities(1)	3.7	(15.9)	(55.3)	23.7
Within retail annuity products(2)	101.2	71.6	127.4	22.4
Total	$(65.4)	$81.5	$(53.1)	$(52.6)

(1)	Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps to assume credit exposure to certain assets that the Company does not own. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2009, the fair value of credit default swaps of $5.4 and $73.2 was included in Derivatives and Other liabilities, respectively, on

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

the Condensed Consolidated Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of June 30, 2009 and December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $120.0 and $161.0, respectively.

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of June 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses(2)	Value
Fixed maturities:
	U.S. Treasuries	$2,450.3	$12.8	$4.3	$2,458.8
	U.S. government agencies and authorities	783.4	54.2	-	837.6
	State, municipalities, and political subdivisions	71.7	1.6	11.5	61.8

	U.S. corporate securities:
	Public utilities	1,046.8	21.6	45.3	1,023.1
	Other corporate securities	3,740.7	143.6	188.0	3,696.3
	Total U.S. corporate securities	4,787.5	165.2	233.3	4,719.4

	Foreign securities(1):
	Government	299.7	11.3	25.8	285.2
	Other	2,164.0	48.2	114.5	2,097.7
	Total foreign securities	2,463.7	59.5	140.3	2,382.9

	Residential mortgage-backed securities	2,192.8	194.4	207.7	2,179.5
	Commercial mortgage-backed securities	1,610.3	2.1	370.3	1,242.1
	Other asset-backed securities	736.7	8.4	202.4	542.7
	Total fixed maturities, including
	securities pledged	15,096.4	498.2	1,169.8	14,424.8
	Less: securities pledged	769.7	5.8	24.4	751.1
Total fixed maturities		14,326.7	492.4	1,145.4	13,673.7
Equity securities		212.4	14.0	0.9	225.5
Total investments, available-for-sale		$14,539.1	$506.4	$1,146.3	$13,899.2
(1)	Primarily U.S. dollar denominated.
(2)	Includes other-than-temporary impairments, which are detailed in the Recently Adopted Accounting Standards
	and the Investments footnotes

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
securities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: securities pledged	1,248.8	78.9	7.8	1,319.9
Total fixed maturities	14,544.3	367.1	1,753.7	13,157.7
Equity securities	247.7	1.0	8.4	240.3
Total investments, available-for-sale	$14,792.0	$368.1	$1,762.1	$13,398.0

(1) Primarily U.S. dollar denominated.

At June 30, 2009 and December 31, 2008, net unrealized losses were $658.5 and $1,322.9, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities. During 2008, as a result of the current economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At June 30, 2009, there were no net unrealized capital losses allocated to experience-rated contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of June 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$305.4	$302.7
After one year through five years	3,741.6	3,792.1
After five years through ten years	3,870.9	3,869.9
After ten years	2,638.7	2,495.8
Mortgage-backed securities	3,803.1	3,421.6
Other asset-backed securities	736.7	542.7
Less: securities pledged	769.7	751.1
Fixed maturities, excluding securities pledged	$14,326.7	$13,673.7

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at June 30, 2009 or December 31, 2008.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2009 and December 31, 2008, approximately 22.6% and 15.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $48.9 and $657.2, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $48.5 and $615.3 at June 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Consolidated Balance Sheets.

In certain instances, fair value of collateral received by the Company may fall below 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions. The Company monitors the fair value of collateral for material declines below the 95% threshold and if deemed necessary, requires additional collateral to restore collateral maintained to 95% of the fair value of securities pledged.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At June 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse purchase agreements would be included in Cash and cash equivalents on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2009. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2009 and December 31, 2008, the fair value of loaned securities was $702.2 and $662.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.1 are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$116.7	10.1%	$34.4	2.9%	$169.3	9.6%	$40.2	2.3%
More than six months
and less than twelve
months below
amortized cost	90.0	7.7%	25.2	2.1%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	827.4	70.7%	76.1	6.5%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$1,034.1	88.5%	$135.7	11.5%	$1,602.7	91.0%	$158.8	9.0%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses in fixed maturities as of June 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$73.4	$50.2	$265.8	$389.4
Mortgage and other asset-backed
securities	77.7	65.0	637.7	780.4
Total unrealized capital loss	$151.1	$115.2	$903.5	$1,169.8
Fair value	$748.7	$1,084.8	$4,689.6	$6,523.1

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses, along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below		Total Unrealized
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Capital Loss
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$139.4	$0.5	$452.5	$3.8	$-	$-	$591.9	$4.3
U.S. government
agencies and
authorities	-	-	-	-	-	-	-	-
U.S. corporate,
state, and
municipalities	333.8	42.7	417.7	32.2	1,517.8	169.9	2,269.3	244.8
Foreign	109.7	30.2	141.7	14.2	975.4	95.9	1,226.8	140.3
Residential
mortgage-backed	117.0	17.6	43.9	11.8	761.3	178.3	922.2	207.7
Commercial
mortgage-backed	19.5	45.4	24.3	44.0	1,108.3	280.9	1,152.1	370.3
Other asset-backed	29.3	14.7	4.7	9.2	326.8	178.5	360.8	202.4
Total unrealized
capital loss	$748.7	$151.1	$1,084.8	$115.2	$4,689.6	$903.5	$6,523.1	$1,169.8

2008
U.S. Treasury	$482.8	$0.9	$-	$-	$-	$-	$482.8	$0.9
U.S. government
agencies and
authorities	6.9	0.5	5.7	0.7	-	-	12.6	1.2
U.S. corporate,
state, and
municipalities	1,178.1	92.2	1,528.0	244.1	686.9	235.6	3,393.0	571.9
Foreign	493.0	50.6	859.9	136.9	489.8	147.9	1,842.7	335.4
Residential
mortgage-backed	664.0	48.7	610.9	94.0	646.6	124.0	1,921.5	266.7
Commercial
mortgage-backed	86.8	2.9	285.4	69.5	821.5	298.1	1,193.7	370.5
Other asset-backed	88.0	13.7	156.8	25.0	319.4	176.2	564.2	214.9
Total unrealized
capital loss	$2,999.6	$209.5	$3,446.7	$570.2	$2,964.2	$981.8	$9,410.5	$1,761.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.7% of the average book value as of June 30, 2009. In addition, this category includes 1,724 securities, which have an average quality rating of A+.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$620.7	$279.1	$13.2	$137.9	166	110
More than six months and
less than twelve months
below amortized cost	1,051.2	148.8	31.2	84.0	399	89
More than twelve months
below amortized cost	3,787.0	1,806.1	266.8	636.7	1,083	662
Total	$5,458.9	$2,234.0	$311.2	$858.6	1,648	861

2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	845	303
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	791	618
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	412	831
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$596.2	$-	$4.3	$-	18	-
U.S. government agencies
and authorities	-	-	-	-	-	-
U.S. corporate, state and
municipalities	2,032.5	481.6	100.9	143.9	811	219
Foreign	1,125.9	241.2	59.0	81.3	512	261
Residential mortgage-backed	678.2	451.7	59.6	148.1	131	171
Commercial mortgage-backed	812.0	710.4	71.3	299.0	122	81
Other asset-backed	214.1	349.1	16.1	186.3	54	129
Total	$5,458.9	$2,234.0	$311.2	$858.6	1,648	861

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	15	-
U.S. government agencies
and authorities	13.8	-	1.2	-	16	-
U.S. corporate, state and
municipalities	2,659.5	1,305.4	178.9	393.0	1,004	801
Foreign	1,392.8	785.3	102.6	232.8	572	572
Residential mortgage-backed	1,612.2	576.0	100.4	166.3	252	109
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	93	129
Other asset-backed	324.0	455.1	25.0	189.9	96	141
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

During the six months ended June 30, 2009, unrealized capital losses on fixed maturities decreased by $591.7 primarily due to a reduction in credit spreads and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At June 30, 2009 and December 31, 2008, the Company held 9 and 8 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $122.1, or 10.4% of the total unrealized capital losses, as of June 30, 2009. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

All securities with fair values less than amortized cost are included in the Company's other-than-temporary impairment analysis, and impairments were recognized as disclosed in "Other-Than-Temporary Impairments," which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

Other-Than-Temporary Impairments

The Company analyzes its general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance our investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of FSP FAS 115-2 and FAS 124-2.

In order to determine the amount of the OTTI of a security that is considered a credit impairment, we estimate the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$118.8	13	$-	-
U.S. corporate	10.5	13	18.3	34
Foreign(1)	18.5	7	5.1	8
Residential mortgage-backed	8.6	12	19.6	12
Other asset-backed	7.5	7	13.5	12
Limited partnerships	4.3	2	1.1	1
Equity securities	3.0	2	3.7	2
Mortgage loans on real estate	-	-	2.4	1
Total	$171.2	56	$63.7	70
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$151.9	18	$-	-
U.S. corporate	34.0	51	36.5	75
Foreign(1)	44.8	29	15.2	27
Residential mortgage-backed	44.4	55	33.4	21
Other asset-backed	22.0	22	20.9	22
Limited partnerships	15.0	16	1.1	1
Equity securities	18.5	8	3.7	2
Mortgage loans on real estate	-	-	2.4	1
Total	$330.6	199	$113.2	149
(1) Primarily U.S. dollar denominated.

The above schedules include $26.6 and $73.8 for the three and six months ended June 30, 2009, respectively, and $51.8 and $74.0 for the three and six months ended June 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$118.8	13	$-	-
U.S. corporate	8.7	12	8.9	32
Foreign(1)	17.1	6	3.0	6
Total	$144.6	31	$11.9	38
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$151.9	18	$-	-
U.S. corporate	25.2	35	24.3	64
Foreign(1)	43.4	28	13.1	25
Residential mortgage-backed	22.5	8	1.8	1
Other asset-backed	13.8	6	-	-
Total	$256.8	95	$39.2	90
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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2009. No difference exists between the three and six months ended June 30, 2009 figures, as this treatment was effective April 1, 2009, with the implementation of FSP FAS 115-2 and FAS 124-2.

	Three and Six Months
	Ended June 30, 2009
		No. of
	Impairment	Securities
U.S. corporate	$3.6	3
Foreign(1)	0.1	3
Residential mortgage-backed	10.2	14
Other asset-backed	0.4	6
Total	$14.3	26
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2009 and 2008 was $2,687.8 and $1,177.4, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Balance at April 1, 2009(1)	$25.1
Reduction for securities which matured, paid down, prepaid or were sold
during the period	(0.3)
Additional impairments recognized in the current period on securities not
previously impaired	0.9
Additional credit loss impairments recognized in the current period on securities
previously impaired	4.0
Balance at June 30, 2009	$29.7
(1)	Represents credit losses remaining in Retained Earnings related to the adoption of FSP FAS 115-2 and FAS 124-2.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months end June 30, 2009 and 2008.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(163.9) for 2009	$(122.8)	$(97.3)
Equity securities, available-for-sale, including net OTTI
of $(3.0) for 2009	1.7	(3.3)
Derivatives	(183.3)	23.2
Other investments including net OTTI of $(4.3) for 2009	2.2	(2.8)
Less: allocation to experience-rated contracts, including
net OTTI of $(93.3) for 2009	(65.4)	12.8
Net realized capital losses	$(236.8)	$(93.0)
After-tax net realized capital losses	$(153.9)	$(60.5)

	Six Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(297.1) for 2009	$(99.7)	$(98.1)
Equity securities, available-for-sale, including net OTTI
of $(18.5) for 2009	(13.5)	(5.1)
Derivatives	(138.2)	(81.8)
Other investments including net OTTI of $(15.0) for 2009	(11.1)	(3.0)
Less: allocation to experience-rated contracts, including
net OTTI of $(169.8) for 2009	(78.2)	(35.1)
Net realized capital losses	$(184.3)	$(152.9)
After-tax net realized capital losses	$(119.8)	$(99.4)

The increase in Total net realized capital losses for the three and six months ended June 30, 2009, was primarily due to futures used to hedge fee income on variable products. The futures were in a short position, and as such, their fair value decreased when equity markets rose during 2009. The Company did not have exposure to futures during the first half of 2008. The year-to-date losses were partially offset by a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Future policy benefits and claims reserves. For the six months ended June 30, 2009 and 2008, the Company fully amortized $78.2 and $0, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, excluding those related to experience-related contracts, as appropriate, were as follows for the periods ended June 30, 2009 and 2008.

	2009	2008
Proceeds on sales	$920.3	$2,709.9
Gross gains	360.5	30.2
Gross losses	123.5	58.6

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at January 1	$865.5	$728.6
Deferrals of commissions and expenses	58.2	91.7
Amortization:
Amortization	8.4	(101.0)
Interest accrued at 2% to 7%	27.9	24.8
Net amortization included in Condensed Consolidated
Statements of Operations	36.3	(76.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	(82.2)	3.0
Balance at June 30	$877.8	$747.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within value of business acquired (“VOBA”) was as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at January 1	$1,832.5	$1,253.2
Deferrals of commissions and expenses	16.2	17.3
Amortization:
Amortization	(133.3)	(122.6)
Interest accrued at 3% to 7%	35.6	39.5
Net amortization included in Condensed Consolidated
Statements of Operations	(97.7)	(83.1)
Change in unrealized capital (gains) losses on
available-for-sale securities	(340.4)	7.3
Balance at June 30	$1,410.6	$1,194.7

During the six months ended June 30, 2009, the Company revised and unlocked the assumptions related to future mortality and expense changes and mutual fund revenue, leading to lower estimated future gross profits. These revisions resulted in an $43.5 increase in amortization of DAC and VOBA.

During the six months ended June 30, 2008, the Company recognized an increase in amortization of DAC and VOBA of $66.0 due to the unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits and unfavorable equity market performance.

7.	Capital Contributions and Dividends

During the six months ended June 30, 2009, ILIAC received a $365.0 capital contribution from its Parent. During the six months ended June 30, 2008, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were (1,210.8)% and 7.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 were (214.2)% and 70.8%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three months ended June 30,
	2009	2008
Statutory rate	35.0%	35.0%
Dividend received deduction	(50.6)%	(28.7)%
Valuation allowance	(1,182.8)%	-
Other	(12.4)%	1.3%
Effective rate at June 30	(1,210.8)%	7.6%

	Six months ended June 30,
	2009	2008
Statutory rate	35.0%	35.0%
Dividend received deduction	(17.4)%	19.7%
Audit Settlement	-	13.6%
Valuation allowance	(232.1)%	-
Other	0.3%	2.5%
Effective rate at June 30	(214.2)%	70.8%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $149.2 and $328.0, respectively, related to realized capital losses. The change from December 31, 2008 to June 30, 2009 in tax valuation allowance consists of: (a) realized capital losses of $(101.5), which is included in Net income (loss) and, (b) the impact of adoption of FSP FAS 115-2 and FAS 124-2 of $(77.3), which was transferred to Accumulated other comprehensive income (loss). Additionally, at June 30, 2009, the Company had a tax valuation allowance of $62.7 related to unrealized capital losses, which is included in Other comprehensive income (loss). At December 31, 2008, the Company did not have any tax valuation allowance related to unrealized capital losses.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other Tax Matters

The Internal Revenue Service (“IRS”) is currently examining tax years 2004 through 2009. The Company and the IRS agreed to currently participate in the Compliance Assurance Program (“CAP”) for tax years 2008 and 2009.

9.	Related Party Transactions

Property and Equipment

During the second quarter of 2009, ING’s U.S. life insurance companies, including the Company, sold a portion of its property and equipment in a sale/leaseback transaction to an affiliate, ING North America Insurance Corporation (“NAC”). The fixed assets involved in the sale were capitalized assets generally depreciated over the expected useful lives and software in development. Since the assets were being depreciated using expected useful lives, the current net book value reasonably approximated the current fair value of the assets being transferred. The fixed assets sold to NAC by the Company totaled $17.4.

10.	Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the preceding December 31. Interest on any the Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred an immaterial amount of interest expense for the three and six months ended June 30, 2009 and 2008, respectively. The Company earned interest income of $0.5 and $0.6 for the three and six months ended June 30, 2009, respectively, and $0.4 and $1.1 for the three and six months ended June 30, 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of June 30, 2009, the Company had a $590.2 receivable from ING AIH under this agreement, and no amounts outstanding as of December 31, 2008.

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

At June 30, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $323.1, $237.5 of which was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, $253.7 of which was with related parties. During the three and six months ended June 30, 2009, $15.9 and $24.5, respectively, were funded to related parties under these commitments.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2009 and December 31, 2008, the Company held $0.3 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

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

12.	Restructuring Charges

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

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs. For the six months ended June 30, 2009, the Company incurred $5.0 and $0.6 in charges related to employee severance and termination benefits and pension plan curtailment costs, respectively, and $8.9 payments were made during the same period. The total restructuring reserve outstanding was $5.0 at June 30, 2009.

The Company estimates the completion of these integration and restructuring activities by February 10, 2010, with total estimated costs of $19.9.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

13.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale; including OTTI
of $(14.3) for 2009 and $(238.8) of cumulative effect
of change in accounting principle	$(671.6)	$(593.9)
Equity securities, available-for-sale	13.1	(24.7)
DAC/VOBA adjustment on available-for-sale securities,
including $134.0 of cumulative effect of change in
accounting principle	362.4	18.1
Sales inducements adjustment on available-for-sale securities	1.6	0.8
Other investments	-	(0.1)
Less: allocation to experience-rated contracts	-	(390.3)
Unrealized capital losses, before tax	(294.5)	(209.5)
Deferred income tax asset (includes $30.4 of cumulative
effect of change in accounting principle for 2009)	84.7	73.3
Deferred tax asset valuation allowance (includes $(77.3) of
cumulative effect of change in accounting principle for 2009)	(62.7)	-
Net unrealized capital losses	(272.5)	(136.2)
Pension liability, net of tax	(18.0)	(5.0)
Accumulated other comprehensive loss	$(290.5)	$(141.2)

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss). As of June 30, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities included $14.3 of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(151.7), after considering the effects of DAC of $134.0 and income taxes of $(46.9), was made from beginning retained earnings to Accumulated other comprehensive income (loss) as of April 1, 2009.

During 2008, as a result of the current market conditions, the Company reflected net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Condensed Consolidated Balance Sheets rather than Future policy benefits and claims reserves. At June 30, 2009, there are no net unrealized losses allocated to experience-rated contracts. Net unrealized capital losses allocated to experience-rated contracts of $390.3 at June 30, 2008 are reflected on the Condensed Consolidated Balance Sheets in Future policy benefits and claims reserves and are not included in Shareholder’s equity.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged and excluding those related to experience-rated contracts, were as follows for the six months ended June 30, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising
during the period(1)	$368.7	$(190.2)
Less: reclassification adjustment for gains (losses) and other
items included in Net income (loss)(2)	114.4	(76.4)
Net change in unrealized capital gains (losses) on securities	$254.3	$(113.8)
(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $544.3 and $(292.5) for the six months ended June 30, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $168.9 and $(117.5)
for the six months ended June 30, 2009 and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and six months ended June 30, 2009 and 2008, and financial condition as of June 30, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The current financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;

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
(21)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy or the European Commission seeking to impose additional conditions with respect to ING's receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition; and

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

Economic Analysis

The current economic environment presents challenges for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by unprecedented economic trends.

The credit and liquidity crisis continues to impact short-term, LIBOR and U.S. Treasury rates. Despite a reduction, credit spreads remained wide during the first half of 2009. In addition, U.S. Treasury market rates increased during this period. Both of these factors kept the fixed maturities portfolio in an unrealized loss position.

Regardless of the rise in the second quarter of 2009, the equity markets improved insignificantly from its year-end 2008 position during the first half of 2009 and remained lower in comparison with the first half of 2008. Equity market performance impacts the Company’s fee revenue, as it is based on the balance of variable AUM. Lower equity market levels during the first half of 2009, in comparison with the same period of 2008, unfavorably impacted AUM and corresponding fee revenue related to variable annuity products. In addition, variable product demand often mirrors consumer demand for equity market investments.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2009, and changes therein, were primarily impacted by higher net investment income due to higher yields on certain mortgage securities as a result of declining interest rates, a decline in operating expenses driven by cost reduction initiatives, and lower amortization of DAC and VOBA related to the impact of favorable equity markets and changes in the tax valuation allowance. These favorable items were partially offset by increased realized capital losses related to futures and a decline in fee income due to lower variable AUM levels. Additionally, lower gross profits contributed to the lower amortization of DAC and VOBA for the three months ended June 30, 2009, compared to the corresponding quarter of 2008.

	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$293.1	$275.5	$17.6	6.4%
Fee income	128.4	170.5	(42.1)	(24.7)%
Premiums	8.8	7.8	1.0	12.8%
Broker-dealer commission revenue	63.6	173.2	(109.6)	(63.3)%
Net realized capital gains (losses):
Total other-than-temporary
impairment losses	(185.5)	(63.7)	(121.8)	NM
Less: Portion of other-than-
temporary impairment losses
recognized in Accumulated
other comprehensive income
(loss)	14.3	-	14.3	NM
Net other-than-temporary
impairments recognized
in earnings	(171.2)	(63.7)	(107.5)	NM
Other net realized capital losses	(65.6)	(29.3)	(36.3)	NM
Total net realized capital losses	(236.8)	(93.0)	(143.8)	NM
Other income	4.0	4.4	(0.4)	(9.1)%
Total revenue	261.1	538.4	(277.3)	(51.5)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	133.5	91.3	42.2	46.2%
Operating expenses	140.6	173.5	(32.9)	(19.0)%
Broker-dealer commission expense	63.6	173.2	(109.6)	(63.3)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	(85.4)	74.8	(160.2)	NM
Interest expense	1.4	0.5	0.9	NM
Total benefits and expenses	253.7	513.3	(259.6)	(50.6)%
Income before income taxes	7.4	25.1	(17.7)	(70.5)%
Income tax (benefit) expense	(89.6)	1.9	(91.5)	NM
Net income	$97.0	$23.2	$73.8	NM
Effective tax rate	NM	7.6%
NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$613.5	$536.4	$77.1	14.4%
Fee income	239.8	341.7	(101.9)	(29.8)%
Premiums	13.6	15.1	(1.5)	(9.9)%
Broker-dealer commission revenue	159.3	350.5	(191.2)	(54.6)%
Net realized capital gains (losses):
Total other-than-temporary
impairment losses	(344.9)	(113.2)	(231.7)	NM
Less: Portion of other-than-
temporary impairment losses
recognized in Accumulated
other comprehensive income
(loss)	14.3	-	14.3	NM
Net other-than-temporary
impairments recognized
in earnings	(330.6)	(113.2)	(217.4)	NM
Other net realized capital gains
(losses)	146.3	(39.7)	186.0	NM
Total net realized capital losses	(184.3)	(152.9)	(31.4)	20.5%
Other income	8.1	8.0	0.1	1.3%
Total revenue	850.0	1,098.8	(248.8)	(22.6)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	298.5	326.6	(28.1)	(8.6)%
Operating expenses	285.4	334.9	(49.5)	(14.8)%
Broker-dealer commission expense	159.3	350.5	(191.2)	(54.6)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	61.4	159.3	(97.9)	(61.5)%
Interest expense	1.7	0.8	0.9	NM
Total benefits and expenses	806.3	1,172.1	(365.8)	(31.2)%
Income (loss) before income taxes	43.7	(73.3)	117.0	NM
Income tax (benefit) expense	(93.6)	(51.9)	(41.7)	80.3%
Net income (loss)	$137.3	$(21.4)	$158.7	NM
Effective tax rate	NM	70.8%
NM - Not meaningful.

Revenues

Total revenue decreased for the three and six months ended June 30, 2009, primarily reflecting a decline in Fee income, lower Broker-dealer commission revenue and higher Net realized capital losses, partially offset by an increase in Net investment income.

Fee income decreased for the three and six months ended June 30, 2009, as overall average variable AUM decreased, driven by lower equity average market levels in 2009 in comparison with the same period of 2008.

Broker-dealer commission revenue decreased for the three and six months ended June 30, 2009, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

The increase in Total net realized capital losses for the three and six months ended June 30, 2009, was primarily due to futures used to hedge fee income on variable products. The futures were in a short position, and as such, their fair value decreased when equity markets rose during 2009. The Company did not have exposure to futures during the first half of 2008. The year-to-date losses were partially offset by a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to The State of the Netherlands (the “Dutch State”).

The increase in Net investment income for the three and six months ended June 30, 2009, was mainly due to higher yields on certain mortgage-backed securities, which produce higher interest income as interest rates decline.

Benefits and Expenses

Total benefits and expenses decreased for the six and three months ended June 30, 2009, primarily due to lower Broker-dealer commission expense, a decline in Net amortization of DAC and VOBA, lower Operating expense, and, for the six months ended June 30, 2009, a decline in Interest credited and other benefits to contractowners.

Broker-dealer commission expense decreased for the three and six months ended June 30, 2009, due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

The decrease in Net amortization of DAC and VOBA for the three and six months ended June 30, 2009, was primarily driven by an increase in estimated future gross profits due to the improvement in equity markets in the second quarter of 2009 compared to a decrease over the comparable period in 2008. Lower actual gross profits, due to reduced fee income and higher net realized capital losses, also contributed to lower Net amortization of DAC and VOBA for the three months ended June 30, 2009.

Operating Expenses for the three and six months ended June 30, 2009, decreased reflecting the impact of cost reduction initiatives and lower investment advisory fees due to the decline in variable annuity AUM.

Interest credited and other benefits to contractowners decreased for the six months ended June 30, 2009, due to the decrease in reserves associated with minimum guarantees on variable annuities, which declined due to rising interest rates since year-end 2008. The increase for the three months ended June 30, 2009 reflects the amortization of realized losses associated with experience-rated contracts.

Income Taxes

Income tax (benefit) expense was favorable for the three months ended June 30, 2009, due to lower income before tax and the change in the tax valuation allowance related to realized capital losses.

Income tax benefit increased for the six months ended June 30, 2009, due primarily to the change in the tax valuation allowance related to realized capital losses, partially offset by increased income before taxes, lower dividends received deduction, and settlement of tax audits in the prior year.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2009 and December 31, 2008.

	2009		2008
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$14,424.8	77.7%	$14,477.6	81.0%
Equity securities, available-for-sale	225.5	1.2%	240.3	1.3%
Short-term investments	310.5	1.7%	41.9	0.2%
Mortgage loans on real estate	2,049.8	11.0%	2,107.8	11.8%
Loan - Dutch State obligation	749.4	4.0%	-	0.0%
Policy loans	254.2	1.4%	267.8	1.5%
Limited partnerships/corporations	443.7	2.4%	513.9	2.9%
Derivatives	112.4	0.6%	235.2	1.3%
Total investments	$18,570.3	100.0%	$17,884.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital	Fair
		Cost	Gains	Losses(2)	Value
Fixed maturities:
	U.S. Treasuries	$2,450.3	$12.8	$4.3	$2,458.8
	U.S. government agencies and authorities	783.4	54.2	-	837.6
	State, municipalities, and political subdivisions	71.7	1.6	11.5	61.8

	U.S. corporate securities:
	Public utilities	1,046.8	21.6	45.3	1,023.1
	Other corporate securities	3,740.7	143.6	188.0	3,696.3
	Total U.S. corporate securities	4,787.5	165.2	233.3	4,719.4

	Foreign securities(1):
	Government	299.7	11.3	25.8	285.2
	Other	2,164.0	48.2	114.5	2,097.7
	Total foreign securities	2,463.7	59.5	140.3	2,382.9

	Residential mortgage-backed securities	2,192.8	194.4	207.7	2,179.5
	Commercial mortgage-backed securities	1,610.3	2.1	370.3	1,242.1
	Other asset-backed securities	736.7	8.4	202.4	542.7

	Total fixed maturities, including
	securities pledged	15,096.4	498.2	1,169.8	14,424.8
	Less: securities pledged	769.7	5.8	24.4	751.1
Total fixed maturities		14,326.7	492.4	1,145.4	13,673.7
(1)	Primarily U.S. dollar denominated.
(2)	Includes other-than-temporary impairments, which are detailed in the Recently Adopted Accounting Standards
	and the Investments footnotes

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,248.8	78.9	7.8	1,319.9
Total fixed maturities	$14,544.3	$367.1	$1,753.7	$13,157.7
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At June 30, 2009 and December 31, 2008, the average quality rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of June 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$6,874.6	47.6%	$7,137.8	47.3%
AA	644.7	4.5%	787.5	5.2%
A	2,406.0	16.7%	2,430.4	16.1%
BBB	3,813.9	26.4%	3,969.7	26.3%
BB	457.4	3.2%	514.3	3.4%
B and below	228.2	1.6%	256.7	1.7%
Total	$14,424.8	100.0%	$15,096.4	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,140.9	49.3%	$7,471.2	47.3%
AA	718.3	5.0%	786.4	5.0%
A	2,420.9	16.7%	2,618.7	16.6%
BBB	3,609.0	24.9%	4,177.0	26.4%
BB	403.6	2.8%	505.9	3.2%
B and below	184.9	1.3%	233.9	1.5%
Total	$14,477.6	100.0%	$15,793.1	100.0%

95.2% and 95.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of June 30, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at June 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$2,458.8	17.0%	$2,450.3	16.2%
U.S. government agencies and authorities	837.6	5.8%	783.4	5.2%
U.S. corporate, state, and municipalities	4,781.2	33.2%	4,859.2	32.2%
Foreign	2,382.9	16.5%	2,463.7	16.3%
Residential mortgage-backed	2,179.5	15.1%	2,192.8	14.5%
Commercial mortgage-backed	1,242.1	8.6%	1,610.3	10.7%
Other asset-backed	542.7	3.8%	736.7	4.9%
Total	$14,424.8	100.0%	$15,096.4	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,475.0	10.2%	$1,391.4	8.8%
U.S. government agencies and authorities	873.1	6.0%	797.1	5.0%
U.S. corporate, state, and municipalities	4,689.9	32.4%	5,171.5	32.7%
Foreign	2,282.2	15.8%	2,586.3	16.4%
Residential mortgage-backed	3,299.5	22.8%	3,412.6	21.6%
Commercial mortgage-backed	1,233.6	8.5%	1,604.0	10.2%
Other asset-backed	624.3	4.3%	830.2	5.3%
Total	$14,477.6	100.0%	$15,793.1	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$305.4	$302.7
After one year through five years	3,741.6	3,792.1
After five years through ten years	3,870.9	3,869.9
After ten years	2,638.7	2,495.8
Mortgage-backed securities	3,803.1	3,421.6
Other asset-backed securities	736.7	542.7
Less: securities pledged to creditors	769.7	751.1
Fixed maturities, excluding securities pledged to creditors	$14,326.7	$13,673.7

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in the second quarter of 2009, these challenging conditions largely remain.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008 and remained suppressed in 2009. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive and continues to believe that the market remains largely inactive in 2009. The Company did not change its valuation procedures as a result of determining that the market was inactive.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of June 30, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $187.1 and $166.5, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $249.1 and $114.5, respectively, representing 1.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	62.6%	2007	25.1%	AAA	57.8%	2008	0.3%
AA	27.5%	2006	24.1%	AA	31.5%	2007	23.6%
A	4.4%	2005 and prior	50.8%	A	4.2%	2006	23.3%
BBB	5.1%		100.0%	BBB	6.1%	2005 and prior	52.8%
BB and below	0.4%			BB and below	0.4%		100.0%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2009, the fair value and gross unrealized losses aggregated to $186.2 and $73.9, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $750.6 and $24.5, respectively, representing 5.2% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	54.0%	2007	23.5%	AAA	87.4%	2007	9.9%
AA	0.8%	2006	27.6%	AA	2.4%	2006	27.4%
A	2.7%	2005 and prior	48.9%	A	3.2%	2005 and prior	62.7%
BBB	3.7%		100.0%	BBB	0.2%		100.0%
BB and below	38.8%			BB and below	6.8%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of an economic interest in 80% of the Alt-A RMBS portfolio to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-up Facility (the “Back-up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”). Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING

Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.2 billion and other ABS, excluding subprime exposure, totaled $370.9 and $372.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 37.4%, 15.9%, 25.3% and 7.1%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 29.3%, 17.2%, 28.6% and 9.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	95.1%	2008	0.3%	AAA	94.9%	2008	0.3%
AA	3.0%	2007	20.6%	AA	3.1%	2007	19.8%
A	1.7%	2006	16.9%	A	1.9%	2006	16.7%
BBB	0.2%	2005 and prior	62.2%	BBB	0.1%	2005 and prior	63.2%
	100.0%		100.0%		100.0%		100.0%

The following tables summarize the Company’s exposure to Other ABS holdings by credit quality and vintage year as of June 30, 2009 and December 31, 2008:

2009				2008
% of Total Other ABS		Vintage		% of Total Other ABS		Vintage
AAA	56.2%	2008	6.3%	AAA	61.7%	2008	5.4%
AA	5.6%	2007	10.7%	AA	17.1%	2007	14.3%
A	20.6%	2006	25.5%	A	8.4%	2006	23.8%
BBB	16.9%	2005 and prior	57.5%	BBB	12.6%	2005 and prior	56.5%
BB and below	0.7%		100.0%	BB and below	0.2%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

Mortgage loans on real estate, primarily commercial mortgage loans, totaled $2,049.8 and $2,107.8 as of June 30, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. As of June 30, 2009 and December 31, 2008, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of properties in the following states as of June 30, 2009 and December 31, 2008.

	2009	2008
California	16.0%	15.5%
New Jersey	11.3%	11.8%
Texas	10.2%	10.5%

Unrealized Capital Losses

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$116.7	10.1%	$34.4	2.9%	$169.3	9.6%	$40.2	2.3%
More than six months
and less than twelve
months below
amortized cost	90.0	7.7%	25.2	2.1%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	827.4	70.7%	76.1	6.5%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$1,034.1	88.5%	$135.7	11.5%	$1,602.7	91.0%	$158.8	9.0%

Unrealized capital losses in fixed maturities as of June 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate movement or spread widening on mortgage and other asset-backed securities. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$73.4	$50.2	$265.8	$389.4
Mortgage and other asset-backed
securities	77.7	65.0	637.7	780.4
Total unrealized capital loss	$151.1	$115.2	$903.5	$1,169.8
Fair value	$748.7	$1,084.8	$4,689.6	$6,523.1

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

Unrealized capital losses, along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below		Total Unrealized
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Capital Loss
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$139.4	$0.5	$452.5	$3.8	$-	$-	$591.9	$4.3
U.S. government
agencies and
authorities	-	-	-	-	-	-	-	-
U.S. corporate,
state, and
municipalities	333.8	42.7	417.7	32.2	1,517.8	169.9	2,269.3	244.8
Foreign	109.7	30.2	141.7	14.2	975.4	95.9	1,226.8	140.3
Residential
mortgage-backed	117.0	17.6	43.9	11.8	761.3	178.3	922.2	207.7
Commercial
mortgage-backed	19.5	45.4	24.3	44.0	1,108.3	280.9	1,152.1	370.3
Other asset-backed	29.3	14.7	4.7	9.2	326.8	178.5	360.8	202.4
Total unrealized
capital loss	$748.7	$151.1	$1,084.8	$115.2	$4,689.6	$903.5	$6,523.1	$1,169.8

2008
U.S. Treasury	$482.8	$0.9	$-	$-	$-	$-	$482.8	$0.9
U.S. government
agencies and
authorities	6.9	0.5	5.7	0.7	-	-	12.6	1.2
U.S. corporate,
state, and
municipalities	1,178.1	92.2	1,528.0	244.1	686.9	235.6	3,393.0	571.9
Foreign	493.0	50.6	859.9	136.9	489.8	147.9	1,842.7	335.4
Residential
mortgage-backed	664.0	48.7	610.9	94.0	646.6	124.0	1,921.5	266.7
Commercial
mortgage-backed	86.8	2.9	285.4	69.5	821.5	298.1	1,193.7	370.5
Other asset-backed	88.0	13.7	156.8	25.0	319.4	176.2	564.2	214.9
Total unrealized
capital loss	$2,999.6	$209.5	$3,446.7	$570.2	$2,964.2	$981.8	$9,410.5	$1,761.5

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.7% of the average book value as of June 30, 2009. In addition, this category includes 1,724 securities, which have an average quality rating of A+.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$620.7	$279.1	$13.2	$137.9	166	110
More than six months and
less than twelve months
below amortized cost	1,051.2	148.8	31.2	84.0	399	89
More than twelve months
below amortized cost	3,787.0	1,806.1	266.8	636.7	1,083	662
Total	$5,458.9	$2,234.0	$311.2	$858.6	1,648	861

2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	845	303
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	791	618
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	412	831
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value decline below amortized cost by greater than or less than 20% were as follows for June 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$596.2	$-	$4.3	$-	18	-
U.S. government agencies
and authorities	-	-	-	-	-	-
U.S. corporate, state and
municipalities	2,032.5	481.6	100.9	143.9	811	219
Foreign	1,125.9	241.2	59.0	81.3	512	261
Residential mortgage-backed	678.2	451.7	59.6	148.1	131	171
Commercial mortgage-backed	812.0	710.4	71.3	299.0	122	81
Other asset-backed	214.1	349.1	16.1	186.3	54	129
Total	$5,458.9	$2,234.0	$311.2	$858.6	1,648	861

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	15	-
U.S. government agencies
and authorities	13.8	-	1.2	-	16	-
U.S. corporate, state and
municipalities	2,659.5	1,305.4	178.9	393.0	1,004	801
Foreign	1,392.8	785.3	102.6	232.8	572	572
Residential mortgage-backed	1,612.2	576.0	100.4	166.3	252	109
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	93	129
Other asset-backed	324.0	455.1	25.0	189.9	96	141
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	2,048	1,752

For the six months ended June 30, 2009, unrealized capital losses on fixed maturities decreased by $591.7 primarily due to a slight reduction in credit spreads and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At June 30, 2009 and December 31, 2008, the Company held 9 and 8 fixed maturities, respectively, with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $122.1, or 10.4% of the total unrealized capital losses, as of June 30, 2009. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008.

All securities with fair values less than amortized cost are included in the Company's other-than-temporary impairment analysis, and impairments were recognized as disclosed in "Other-Than-Temporary Impairments," which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

Other-Than-Temporary Impairments

The Company analyzes its general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance our investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of FSP FAS 115-2 and FAS 124-2.

In order to determine the amount of the OTTI of a security that is considered a credit impairment, we estimate the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$118.8	13	$-	-
U.S. corporate	10.5	13	18.3	34
Foreign(1)	18.5	7	5.1	8
Residential mortgage-backed	8.6	12	19.6	12
Other asset-backed	7.5	7	13.5	12
Limited partnerships	4.3	2	1.1	1
Equity securities	3.0	2	3.7	2
Mortgage loans on real estate	-	-	2.4	1
Total	$171.2	56	$63.7	70
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$151.9	18	$-	-
U.S. corporate	34.0	51	36.5	75
Foreign(1)	44.8	29	15.2	27
Residential mortgage-backed	44.4	55	33.4	21
Other asset-backed	22.0	22	20.9	22
Limited partnerships	15.0	16	1.1	1
Equity securities	18.5	8	3.7	2
Mortgage loans on real estate	-	-	2.4	1
Total	$330.6	199	$113.2	149
(1) Primarily U.S. dollar denominated.

The above schedules include $26.6 and $73.8 for the three and six months ended June 30, 2009, respectively, and $51.8 and $74.0 for the three and six months ended June 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$118.8	13	$-	-
U.S. corporate	8.7	12	8.9	32
Foreign(1)	17.1	6	3.0	6
Total	$144.6	31	$11.9	38
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$151.9	18	$-	-
U.S. corporate	25.2	35	24.3	64
Foreign(1)	43.4	28	13.1	25
Residential mortgage-backed	22.5	8	1.8	1
Other asset-backed	13.8	6	-	-
Total	$256.8	95	$39.2	90
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three and six months ended June 30, 2009. No difference exists between the three and six months ended June 30, 2009 figures, as this treatment was effective April 1, 2009, with the implementation of FSP FAS 115-2 and FAS 124-2.

	Three and Six Months
	Ended June 30, 2009
		No. of
	Impairment	Securities
U.S. corporate	$3.6	3
Foreign(1)	0.1	3
Residential mortgage-backed	10.2	14
Other asset-backed	0.4	6
Total	$14.3	26
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of June 30, 2009 and 2008 was $2,687.8 and $1,177.4, respectively.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and six months end June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(163.9) for 2009	$(122.8)	$(97.3)
Equity securities, available-for-sale, including net OTTI
of $(3.0) for 2009	1.7	(3.3)
Derivatives	(183.3)	23.2
Other investments including net OTTI of $(4.3) for 2009	2.2	(2.8)
Less: allocation to experience-rated contracts, including
net OTTI of $(93.3) for 2009	(65.4)	12.8
Net realized capital losses	$(236.8)	$(93.0)
After-tax net realized capital losses	$(153.9)	$(60.5)

	Six Months Ended June 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(297.1) for 2009	$(99.7)	$(98.1)
Equity securities, available-for-sale, including net OTTI
of $(18.5) for 2009	(13.5)	(5.1)
Derivatives	(138.2)	(81.8)
Other investments including net OTTI of $(15.0) for 2009	(11.1)	(3.0)
Less: allocation to experience-rated contracts, including
net OTTI of $(169.8) for 2009	(78.2)	(35.1)
Net realized capital losses	$(184.3)	$(152.9)
After-tax net realized capital losses	$(119.8)	$(99.4)

The increase in Total net realized capital losses for the three and six months ended June 30, 2009, was primarily due to futures used to hedge fee income on variable products. The futures were in a short position, and as such, their fair value decreased when equity markets rose during 2009. The Company did not have exposure to futures during the first half of 2008. The year-to-date losses were partially offset by a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. For the six months ended June 30, 2009 and 2008, the Company fully amortized $78.2 and $0, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of general account assets, and variable separate account performance. Contractowners bear the investment risk related to variable annuity products, subject, in limited cases, to certain minimum guaranteed rates.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of June 30, 2009, the Company held net derivative liabilities with a fair value of $270.2.

2009 Initiatives

In the first half of 2009, the Company took certain actions to reduce its exposure to interest rate and market risks. These actions included reducing guaranteed interest rates for new business, reducing credited rates on existing business, curtailing sales of some products, reassessment of the investment strategy, as well as continuing a short-term program to hedge certain equity market risks associated with variable fee income. During the balance of 2009, the Company will be monitoring these initiatives and their financial impacts, and will determine whether further actions are necessary.

Liquidity and Capital Reserves

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of June 30, 2009, the Company had a $590.2 receivable, including interest, from ING AIH and no amounts due to or due from ING AIH as of December 31, 2008.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2009 and December 31, 2008, ILIAC had no amounts outstanding under the revolving note facility.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2009, the Company received a $365.0 capital contribution from its Parent. During the six months ended June 30, 2008, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

Cash Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2009 and December 31, 2008, the Company held $0.3 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio with respect to the Designated Securities Portfolio (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio.

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

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Ratings

On July 9, 2009, S&P downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A+ from AA- and removed the ratings from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

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

On August 12, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S. from AA- to A and kept its outlook at Negative.

In response to weakening global markets, the rating agencies have been continuously re-evaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have adjusted their outlook of the financial services industry overall downward, while reviewing the individual ratings they give to specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. In making their ratings decisions the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, among other factors.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $48.9 and $657.2, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $48.5 and $615.3 at June 30, 2009 and December 31, 2008, respectively, and is included in Borrowed money on the Consolidated Balance Sheets.

In certain instances, fair value of collateral received by the Company may fall below 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions. The Company monitors the fair value of collateral for material declines below the 95% threshold and if deemed necessary, requires additional collateral to restore collateral maintained to 95% of the fair value of securities pledged.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At June 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse purchase agreements would be included in Cash and cash equivalents on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2009. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2009 and December 31, 2008, the fair value of loan securities was $702.2 and $662.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the European Commission (the "EC") has a six month period to review and assess the competitive impact of the transaction. ING has submitted its proposed plan of restructuring to the EC, consistent with the global business strategy it announced on April 9, 2009. ING and the Dutch State remain in discussions with the EC to address perceived competitive advantages conferred on ING by virtue of state aid provided in the form of a capital infusion of EUR 10 billion on November 12, 2008, and the Alt-A transaction.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2008 Annual Report on Form 10-K.

The current financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States has entered a severe recession that is likely to persist throughout and even beyond 2009, despite past and future expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions continued to be volatile in 2009. These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. Also the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing). In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result will be lower earnings to the Company.

In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

Adverse interest rates and widening credit spreads may have an impact on the fair value of the Company’s product guarantees that are accounted for as free-standing or embedded derivatives. A portion of this business has guarantees at 3%. In low interest rate environments, the Company is at risk of crediting rates higher than it can earn, thus creating an asset/liability mismatch. Risk also exists in a rising interest rate environment, where an increased level of book value withdrawals causes greater losses than can be recovered through future adjustments to credited rates.

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During the past twelve to eighteen months, the overall declines in equity markets have negatively impacted assets under management. As a result, fee income earned on the value of those assets under management has also been negatively impacted.

Continuing adverse financial market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, sustained adverse market conditions could impact the cost and availability of these borrowing sources, including the availability and cost of securities lending or reverse repurchase agreement funding. The Company and its affiliates may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. The Company’s access to bank issued letters of credit could be reduced or only be available on unfavorable terms. Any sales of securities or other assets may be completed on unfavorable terms or cause the Company to incur losses. Once disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

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

On June 17, 2009, the Obama Administration released a set of proposed regulatory reforms with respect to financial services entities, and the Treasury has been releasing the text of proposed legislation for various elements of such proposed reform (the “Administration Proposal”). As part of a larger effort to strengthen the regulation of the financial services market, the Administration Proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of

National Insurance within the Treasury Department to monitor all aspects of the insurance industry and the modernization of insurance regulation in accordance with stated principles. The Administration Proposal would also increase the regulation of large insurance holding companies or insurers if it is determined by the Federal Reserve Board that their failure could pose a systemic risk to the financial system (known as “Tier 1 FHCs”). If the Federal Reserve Board ultimately were to determine that ING is a Tier 1 FHC, then the Federal Reserve Board’s supervisory authority would extend to ING and all of its subsidiaries, U.S. and foreign, including subsidiaries that are otherwise regulated such as the Company. Although existing state insurance regulators would remain the primary regulator of the Company and its U.S. insurance company affiliates, the Federal Reserve Board would have the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a proposed prompt corrective action regime in the event of undercapitalization. Although no legislation has been enacted or regulations promulgated with respect to the Administration Proposal, any legislation or regulatory requirements imposed upon ING or the Company in connection with the Administration Proposal may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy or the European Commission seeking to impose additional conditions with respect to ING's receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. ("ING") announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State are subject to a six month review by the European Commission (the "EC") to assess its competitive impact. Such review could result in the EC seeking to impose additional conditions on ING's participation in this March transaction, including requesting additional restructuring measures. Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with any additional conditions that the EC may seek to impose on ING following its review of the Alt-A transaction, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; and unforeseen difficulties in transitioning or divesting non-core businesses and geographies or implementing EC requested conditions.

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

See Exhibit Index on pages 93-96 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2009 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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