Form 10-Q
period 2009-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2009-11-16
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 6, 2009, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended September 30, 2009

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$322.2	$263.9	$935.7	$800.3
Fee income	141.9	154.8	381.7	496.5
Premiums	9.6	16.3	23.2	31.4
Broker-dealer commission revenue	56.0	152.2	215.3	502.7
Net realized capital gains (losses):
Total other-than-temporary impairment
losses	(21.5)	(275.8)	(366.4)	(389.0)
Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	6.9	-	21.2	-
Net other-than-temporary impairments
recognized in earnings	(14.6)	(275.8)	(345.2)	(389.0)
Other net realized capital (losses) gains	(0.4)	151.1	145.9	111.4
Total net realized capital losses	(15.0)	(124.7)	(199.3)	(277.6)
Other income	3.8	6.8	11.9	14.8
Total revenue	518.5	469.3	1,368.5	1,568.1
Benefits and expenses:
Interest credited and other benefits
to contractowners	116.1	500.5	414.6	827.1
Operating expenses	147.3	209.3	432.7	544.2
Broker-dealer commission expense	56.0	152.2	215.3	502.7
Net amortization of deferred policy acquisition
costs and value of business acquired	(19.2)	(1.8)	42.2	157.5
Interest expense	0.9	0.4	2.6	1.2
Total benefits and expenses	301.1	860.6	1,107.4	2,032.7
Income (loss) before income taxes	217.4	(391.3)	261.1	(464.6)
Income tax expense (benefit)	72.8	(25.1)	(20.8)	(77.0)
Net income (loss)	$144.6	$(366.2)	$281.9	$(387.6)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,259.3 at 2009 and $14,544.3 at 2008)	$14,356.8	$13,157.7
Equity securities, available-for-sale, at fair value
(cost of $189.1 at 2009 and $247.7 at 2008)	201.1	240.3
Short-term investments	908.1	41.9
Mortgage loans on real estate	1,993.5	2,107.8
Loan - Dutch State obligation	706.9	-
Policy loans	254.5	267.8
Limited partnerships/corporations	428.8	513.9
Derivatives	134.7	235.2
Securities pledged (amortized cost of $761.6 at 2009 and $1,248.8 at 2008)	759.7	1,319.9
Total investments	19,744.1	17,884.5
Cash and cash equivalents	265.6	203.5
Short-term investments under securities loan agreement,
including collateral delivered	639.5	483.9
Accrued investment income	211.5	205.8
Receivable for securities sold	21.4	5.5
Reinsurance recoverable	2,444.0	2,505.6
Deferred policy acquisition costs	887.3	865.5
Value of business acquired	1,032.9	1,832.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	257.2	-
Due from affiliates	27.0	13.8
Current income tax recoverable	-	38.6
Property and equipment	91.8	114.7
Other assets	100.1	233.3
Assets held in separate accounts	40,942.4	35,927.7
Total assets	$66,839.8	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$21,134.3	$20,782.1
Payable for securities purchased	100.6	1.6
Payables under securities loan agreement, including collateral held	643.8	488.3
Notes payable	4.9	17.9
Borrowed money	0.1	615.3
Due to affiliates	142.2	116.7
Current income taxes	56.2	-
Deferred income taxes	223.2	101.1
Other liabilities	745.6	874.7
Liabilities related to separate accounts	40,942.4	35,927.7
Total liabilities	63,993.3	58,925.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,527.8	4,161.3
Accumulated other comprehensive income (loss)	(0.2)	(482.1)
Retained earnings (deficit)	(1,683.9)	(2,117.5)
Total shareholder's equity	2,846.5	1,564.5
Total liabilities and shareholder's equity	$66,839.8	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2007	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(387.6)	(387.6)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(626.3) pretax), including
change in tax valuation allowance of $6.4	-	-	(400.7)	-	(400.7)
Pension liability ($(0.6) pretax)	-	-	(0.4)	-	(0.4)
Total comprehensive loss					(788.7)
Employee share-based payments	-	1.4	-	-	1.4
Balance at September 30, 2008	$2.8	$4,160.7	$(434.9)	$(1,474.9)	$2,253.7
Balance at December 31, 2008	2.8	4,161.3	(482.1)	(2,117.5)	1,564.5
Activity during three months ended March 31, 2009:
Total comprehensive income	-	-	30.2	40.3	70.5
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2009	2.8	4,526.8	(451.9)	(2,077.2)	2,000.5
Cumulative effect of change in accounting principle,
net of DAC and tax	-	-	(151.7)	151.7	-
Balance at April 1, 2009	2.8	4,526.8	(603.6)	(1,925.5)	2,000.5
Comprehensive income:
Net income	-	-	-	241.6	241.6
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($804.0 pretax), including
change in tax valuation allowance of $(72.8)	-	-	619.0	-	619.0
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(21.2) pretax), including
change in tax valuation allowance of $6.9	-	-	(21.2)	-	(21.2)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($0.4 pretax), including
change in tax valuation allowance of $(0.1)	-	-	0.4	-	0.4
Pension liability ($8.0 pretax)	-	-	5.2	-	5.2
Total comprehensive income					845.0
Employee share-based payments	-	1.0	-	-	1.0
Balance at September 30, 2009	$2.8	$4,527.8	$(0.2)	$(1,683.9)	$2,846.5

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$1,030.2	$638.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	4,939.8	4,576.8
Equity securities, available-for-sale	86.3	360.4
Mortgage loans on real estate	162.0	110.8
Limited partnerships/corporations	80.4	66.0
Derivatives	19.1	27.5
Acquisition of:
Fixed maturities, available-for-sale	(4,673.5)	(5,663.7)
Equity securities, available-for-sale	(24.9)	(315.5)
Mortgage loans on real estate	(56.1)	(115.5)
Limited partnerships/corporations	(28.9)	(141.0)
Derivatives	(155.3)	(15.8)
Policy loans, net	13.3	9.6
Short-term investments, net	(865.4)	110.8
Collateral delivered	(0.1)	(42.5)
Purchases of fixed assets, net	13.5	(23.2)
Other investments, net	-	0.1
Net cash used in investing activities	(489.8)	(1,055.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,620.1	2,785.2
Maturities and withdrawals from investment contracts	(1,578.0)	(1,656.6)
Short-term loans to affiliates	(270.2)	(481.4)
Short-term repayments of repurchase agreements, net	(615.2)	(83.2)
Contribution of capital	365.0	-
Net cash (used in) provided by financing activities	(478.3)	564.0
Net increase in cash and cash equivalents	62.1	147.2
Cash and cash equivalents, beginning of period	203.5	252.3
Cash and cash equivalents, end of period	$265.6	$399.5

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

The condensed consolidated financial statements for the nine months ended September 30, 2009, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

The condensed consolidated financial statements and notes as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through November 16, 2009, which is the date the condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 were issued. (See the Subsequent Events footnote.)

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company adopted the Codification as of July 1, 2009. There was no effect on the Company’s financial condition, results of operations, or cash flows. The Company has revised its disclosures to incorporate references to the Codification topics.

Subsequent Events

In May 2009, the FASB issued new guidance on subsequent events, included in ASC Topic 855, “Subsequent Events,” which establishes:

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions included in ASC Topic 855 are presented in the Organization and Significant Accounting Policies footnote.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, included in ASC Topic 820, “Fair Value Measurements and Disclosures,” which confirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, this guidance, as included in ASC Topic 820:

▪	Clarifies factors for determining whether there has been a significant decrease in market activity for an asset or liability;
▪	Requires an entity to determine whether a transaction is not orderly based on the weight of the evidence; and
▪	Requires an entity to disclose in interim and annual periods the input and valuation technique used to measure fair value and any change in valuation technique.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

These provisions, as included in ASC Topic 820, were adopted by the Company on April 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

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

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009. As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $151.7 after considering the effects of deferred policy acquisition costs (“DAC”) and income taxes of $(134.0) and $46.9, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, included in ASC Topic 825, “Financial Instruments,” which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions included in ASC Topic 825 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪	How derivative instruments and related hedged items are accounted for under US GAAP for derivative and hedging activities; and

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	How derivative instruments and related hedged items affect an entity’s financial statements.

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations, included in ASC Topic 805, “Business Combinations.” ASC Topic 805 requires most identifiable assets, liabilities, noncontrolling interest, and goodwill, acquired in a business combination to be recorded at full fair value as of the acquisition date, even for acquisitions achieved in stages. In addition, the guidance requires:

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

These provisions, as included in ASC Topic 805, also amend or eliminate various other authoritative literature.

In addition, in April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which rescinds requirements to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates certain previous guidance to value many of those contingencies under ASC 450, “Contingencies.”

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of September 30, 2009, as there have been no acquisitions for the three or nine month periods ended September 30, 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Equity Method Investment Accounting

In November 2008, a consensus was reached on new guidance on equity method investment accounting considerations, included in ASC Topic 323, “Investments-Equity Method and Joint Ventures,” which requires, among other provisions, that:

▪	Equity method investments be initially measured at cost;
▪	Contingent consideration only be included in the initial measurement;
▪	An investor recognize its share of any impairment charge recorded by the equity investee; and
▪	An investor account for a share issuance by an equity investee as if the investor had sold a proportionate share of its investment.

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no impact as of September 30, 2009, as there have been no acquisitions or changes in ownership for the three or nine month periods ended September 30, 2009.

3.	New Accounting Pronouncements

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 are effective for the first reporting period beginning after December 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-12.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies that in circumstances where a quoted price in an active market for an identical liability is not available, one of the following techniques should be used to measure a liability’s fair value:

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

▪	The quoted price of the identical liability when traded as an asset; or
▪	Quoted prices for similar liabilities or similar liabilities traded as assets; or
▪	Another valuation technique consistent with the principles of ASC Topic 820, such as the income approach or a market approach.

ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as an adjustment in the measurement of its fair value.

The provisions of ASU 2009-05 are effective as of the first reporting period beginning after August 26, 2009, and for subsequent interim and annual reporting periods. The Company does not anticipate an impact due to adoption of the provisions of ASU 2009-05.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued FAS 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R),” not yet codified in the FASB ASC, which eliminates the exemption for qualifying special-purpose entities ("QSPEs"), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”, not yet codified in the FASB ASC, which eliminates the QSPE concept and requires a transferor of financial assets to:

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

4.	Financial Instruments

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$2,237.9	$11,070.9	$1,807.7	$15,116.5
Equity securities, available-for-sale	201.1	-	-	201.1
Other investments (primarily derivatives)	-	134.7	-	134.7
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,813.2	-	-	1,813.2
Assets held in separate accounts	34,961.5	5,980.9	-	40,942.4
Total	$39,213.7	$17,186.5	$1,807.7	$58,207.9

Liabilities:
Product guarantees	$-	$-	$83.0	$83.0
Other liabilities (primarily derivatives)	-	327.0	66.7	393.7
Total	$-	$327.0	$149.7	$476.7

(1)	Level 3 net assets and liabilities accounted for 2.9% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 9.9%.

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

Valuation of Financial Assets and Liabilities

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

Fair values of privately placed bonds are determined using a matrix-based pricing model and are classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three brokers are currently providing quotes for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs that are not backed by government agencies are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds. However, CMO-Bs which are backed by government agencies are classified as Level 2, as the market remains largely active for these securities.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A mortgage-backed securities remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity during the third quarter of 2009. However, the Company determined that the securities should remain within Level 3 of the valuation hierarchy as its overall assessment of the market is that it continues to be largely inactive. The Company will continue to monitor market activity to determine proper classification in the valuation hierarchy.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At September 30, 2009, $235.7 and $10.9 billion of a total of $15.1 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted of privately placed bonds valued using a matrix-based pricing modeland certain CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. The Company currently receives approximately three broker quotes for securities for which prices from a third party vendor are unobtainable. When more than one broker quote is obtained, the average of quotes received is used for financial statement valuation. All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are included in Level 1. Bond valuations are obtained from third party commercial pricing services and brokers and are included in Level 2.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Other financial instruments reported as assets and liabilities: The carrying amounts for these financial instruments (primarily derivatives) reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company obtains a key input into the valuation model for futures from one third party broker. Because the input is not received from multiple brokers, fair values for these instruments are not deemed to be calculated based on market observable inputs, and, therefore, these instruments are classified as Level 3. However, all other derivative instruments are valued based on market observble inputs and are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815, “Derivatives and Hedging”. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in ASC 820. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of September 30, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in an increase in the value of the derivatives for product guarantees.

The following disclosures are made in accordance with the requirements of ASC 825, “Financial Instruments”, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

ASC 825 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$15,116.5	$15,116.5	$14,477.6	$14,477.6
Equity securities, available-for-sale	201.1	201.1	240.3	240.3
Mortgage loans on real estate	1,993.5	1,876.5	2,107.8	2,027.9
Loan - Dutch State obligation	706.9	683.5	-	-
Policy loans	254.5	254.5	267.8	267.8
Cash, cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,813.2	1,813.2	729.3	729.3
Derivatives	134.7	134.7	235.2	235.2
Assets held in separate accounts	40,942.4	40,942.4	35,927.7	35,927.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,400.2	1,537.6	1,529.4	1,610.6
Without a fixed maturity	16,317.6	18,367.3	15,611.8	17,237.9
Product guarantees	83.0	83.0	220.0	220.0
Derivatives	393.7	393.7	544.1	544.1

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair value of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2009 and 2008.

		Fixed maturities,
		available-for-sale
		including				Product
		securities pledged		Derivatives		Guarantees
Balance at July 1, 2009		$1,824.6		$(65.8)		$(82.0)
	Capital gains (losses):
	Net realized capital gains (losses)	0.7	(1)	(0.9)	(3)	0.5	(4)
	Net unrealized capital gains (losses)(2)	135.3		-		-
	Total net realized and unrealized
	capital gains (losses)	136.0		(0.9)		0.5
	Purchases, sales, issuances, and settlements, net	(164.2)		-		(1.5)
	Transfer in to Level 3(5)	11.3		-		-
Balance at September 30, 2009		$1,807.7		$(66.7)		$(83.0)

Balance at July 1, 2008		$1,608.6		$-		$(72.7)
	Capital gains (losses):
	Net realized capital gains (losses)	-	(1)	-	(3)	(128.0)	(4)
	Net unrealized capital (losses) gains(2)	(49.1)		-		-
	Total net realized and unrealized
	capital (losses) gains	(49.1)		-		(128.0)
	Purchases, sales, issuances, and settlements, net	(21.8)		-		(1.0)
	Transfers in to Level 3(5)	1,221.2		-		-
Balance at September 30, 2008		$2,758.9		$-		$(201.7)

(1)	This amount is included in Net realized capital gains (losses) with $1.3 related to the amortization of book value included
	in Net investment income on the Condensed Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Consolidated
	Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations and
	contains unrealized gains (losses) on Level 3 derivatives held at September 30, 2009 and 2008. All gains and losses on these
	Level 3 assets are classified as realized gains (losses) for the purpose of this disclosure because it is impractical to track
	realized and unrealized gains (losses) on a contract-by-contract basis.
(4)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements
	of Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $11.3 and $1,221.2 in fixed maturities for the three months ended
	September 30, 2009 and 2008, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

		Fixed maturities,
		available-for-sale
		including				Product
		securities pledged		Derivatives		Guarantees
Balance at January 1, 2009		$2,291.6		$(73.6)		$(220.0)
	Capital gains (losses):
	Net realized capital gains (losses)	197.4	(1)	(0.9)	(3)	140.9	(4)
	Net unrealized capital gains (losses)(2)	139.8		-		-
	Total net realized and unrealized capital
	gains (losses)	337.2		(0.9)		140.9
	Purchases, sales, issuances, and settlements, net	(1,161.5)		7.8		(3.9)
	Transfers in to Level 3(5)	340.4		-		-
Balance at September 30, 2009		$1,807.7		$(66.7)		$(83.0)

Balance at January 1, 2008		$1,737.6		$-		$(76.4)
	Capital gains (losses):
	Net realized capital gains (losses)	0.3	(1)	-	(3)	(122.3)	(4)
	Net unrealized capital (losses) gains(2)	(93.8)		-		-
	Total net realized and unrealized capital
	(losses) gains	(93.5)		-		(122.3)
	Purchases, sales, issuances, and settlements, net	(106.4)				(3.0)
	Transfers in to Level 3(5)	1,221.2		-		-
Balance at September 30, 2008		$2,758.9		$-		$(201.7)

(1)	This amount is included in Net realized capital gains (losses) with $(36.9) related to the amortization of book value included in
	Net investment income on the Condensed Consolidated Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Condensed Consolidated
	Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations and
	contains unrealized gains (losses) on Level 3 derivatives held at September 30, 2009 and 2008. All gains and losses on these
	Level 3 assets are classified as realized gains (losses) for the purpose of this disclosure because it is impractical to track realized
	and unrealized gains (losses) on a contract-by-contract basis.
(4)	This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements
	of Operations. All gains and losses on these Level 3 liabilities are classified as realized gains (losses) for the purpose of this
	disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.
(5)	Transfers in to Level 3 represent gross transfers in of $340.4 and $1,221.2 in fixed maturities for the nine months ended
	September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, the product guarantees liability increased minimally. For the nine months ended September 30, 2009, the value of the liability related to product guarantees decreased as an increase in interest rates and market values increased customer account balances and decreased the Company’s liability. As of September 30, 2009, the net realized gains attributable to credit risk were $12.2.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The realized capital gains on Level 3 fixed maturities for the nine months ended September 30, 2009, were mainly due to the transfer of 80% interest in the Company’s Alt-A residential mortgage-backed securities to The State of the Netherlands (the “Dutch State”) during the first quarter of 2009. The unrealized capital gains on Level 3 fixed maturities for the nine months ended September 30, 2009, represent the decrease in unrealized losses due to the decrease in the Level 3 fixed maturities portfolio as well as increases in the value of fixed maturities as the markets improved in the second and third quarters of 2009. The increase in the value of fixed maturities for the three months ended September 30, 2009 was primarily due to market improvements as well.

Transfers in to Level 3 for the three and nine months ended September 30, 2009, represent non-agency prime mortgage-backed securities. During the first quarter of 2009, the Company determined that the inactivity of the market for these securities was attributable to the widening of liquidity spreads and the basis for transfer to Level 3.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. A decrease in variable annuity account values would also result in lower fee income. A decrease in equity markets may also negatively impact the Company’s investment in equity securities. The futures income would serve to offset these effects. Futures contracts are also used to hedge against an increase in certain equity indices. Such increases may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under ASC 820 and ASC 815. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio. Interest rate caps are purchased contracts that are used by the Company to hedge annuity products in an increasing interest rate environment.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of September 30, 2009 and December 31, 2008.

	2009			2008
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate swaps(1)	6,141.6	$113.4	$(279.3)	7,207.2	$207.6	$(439.6)
Foreign exchange swaps(1)	153.4	-	(46.0)	199.5	3.1	(21.7)
Credit default swaps(1)	176.9	0.6	(65.2)	341.1	16.1	(75.0)
Forwards(1)	221.4	2.4	-	263.0	3.3	-
Swaptions(1)	768.2	0.7	-	2,521.5	5.1	-
Futures(1)	-	-	-	580.6	-	(7.8)
Interest rate caps(1)	1,999.4	17.6	(3.2)	-	-	-
Managed custody
guarantees(3)	N/A*	-	(18.0)	N/A*	-	(40.0)
Embedded derivatives:
Within securities(2)	N/A*	74.8	(0.1)	N/A*	123.7	-
Within retail annuity
products(3)	N/A*	-	(65.0)	N/A*	-	(180.0)
Total	9,460.9	$209.5	$(476.8)	11,112.9	$358.9	$(764.1)
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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest rate swaps(1)	$(21.3)	$(32.7)	$(88.6)	$(98.9)
Foreign exchange swaps(1)	(11.8)	18.3	(25.1)	8.7
Credit default swaps(1)	(7.3)	3.2	(17.1)	(4.8)
Forwards(1)	5.8	12.5	11.9	12.6
Futures(1)	-	-	(49.0)	-
Swaptions(1)	(0.3)	-	(2.8)	(0.2)
Interest rate caps(1)	(3.6)	-	(5.9)	2.1
Managed custody guarantees(2)	9.0	(60.2)	22.1	(77.0)
Embedded derivatives:
Within securities(1)	6.3	(1.5)	(49.0)	22.1
Within retail annuity products(2)	(8.5)	(67.8)	118.8	(45.3)
Other	-	0.9	-	0.9
Total	$(31.7)	$(127.3)	$(84.7)	$(179.8)

(1)	Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Condensed
Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2009, the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

fair value of credit default swaps of $0.6 and $65.2 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $92.4 and $161.0, respectively.

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of September 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$2,189.8	$49.1	$1.1	$-	$2,237.8
	U.S. government agencies and authorities	632.4	48.0	-	-	680.4
	State, municipalities, and political subdivisions	71.4	3.5	6.9	-	68.0

	U.S. corporate securities:
	Public utilities	1,015.2	50.6	12.7	-	1,053.1
	Other corporate securities	3,968.3	281.4	68.7	3.6	4,177.4
	Total U.S. corporate securities	4,983.5	332.0	81.4	3.6	5,230.5

	Foreign securities(1):
	Government	384.0	36.1	13.6	-	406.5
	Other	2,479.6	123.5	52.7	0.1	2,550.3
	Total foreign securities	2,863.6	159.6	66.3	0.1	2,956.8

	Residential mortgage-backed securities	2,004.4	229.2	169.1	-	2,064.5
	Commercial mortgage-backed securities	1,572.7	10.3	241.2	14.1	1,327.7
	Other asset-backed securities	703.1	9.8	159.1	3.0	550.8

	Total fixed maturities, including
	securities pledged	15,020.9	841.5	725.1	20.8	15,116.5
	Less: securities pledged	761.6	12.7	14.6	-	759.7
Total fixed maturities		14,259.3	828.8	710.5	20.8	14,356.8
Equity securities		189.1	12.6	0.6	-	201.1
Total investments, available-for-sale		$14,448.4	$841.4	$711.1	$20.8	$14,557.9
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income.

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
(1) Primarily U.S. dollar denominated.

At September 30, 2009, net unrealized gains were $107.6 and at December 31, 2008, net unrealized losses were $1,322.9, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities. During 2008, as a result of the economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At September 30, 2009, there were no net unrealized capital losses allocated to experience-rated contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities as of September 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$237.2	$238.2
After one year through five years	3,800.3	3,969.9
After five years through ten years	3,880.5	4,059.8
After ten years	2,822.7	2,905.6
Mortgage-backed securities	3,577.1	3,392.2
Other asset-backed securities	703.1	550.8
Less: securities pledged	761.6	759.7
Fixed maturities, excluding securities pledged	$14,259.3	$14,356.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at September 30, 2009 or December 31, 2008.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2009 and December 31, 2008, approximately 25.8% and 15.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

As part of the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Condensed Consolidated Balance Sheets. As of September 30, 2009, there are no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $615.3 at December 31, 2008, and is included in Borrowed money on the Condensed Consolidated Balance Sheets.

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

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At September 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2009 and December 31, 2008, the fair value of loaned securities was $621.4 and $474.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.1 at September 30, 2009 are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$117.8	15.8%	$41.6	5.6%	$169.3	9.6%	$40.2	2.3%
More than six months
and less than twelve
months below
amortized cost	41.2	5.5%	32.7	4.4%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	408.3	54.7%	104.3	14.0%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$567.3	76.0%	$178.6	24.0%	$1,602.7	91.0%	$158.8	9.0%

Unrealized capital losses in fixed maturities as of September 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate and credit spread movement. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$48.7	$10.8	$99.9	$159.4
Mortgage and other asset-backed securities	110.7	63.1	412.7	586.5
Total unrealized capital loss	$159.4	$73.9	$512.6	$745.9
Fair value	$603.6	$636.2	$2,761.7	$4,001.5

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$-	$-	$384.4	$1.1	$-	$-	$384.4	$1.1
U.S. corporate,
state, and
municipalities	273.9	23.5	123.4	6.4	574.4	62.0	971.7	91.9
Foreign	107.8	25.2	30.9	3.3	420.9	37.9	559.6	66.4
Residential
mortgage-backed	127.7	61.3	76.8	8.4	634.8	99.4	839.3	169.1
Commercial
mortgage-backed	85.4	42.7	15.7	44.0	820.8	168.6	921.9	255.3
Other asset-backed	8.8	6.7	5.0	10.7	310.8	144.7	324.6	162.1
Total	$603.6	$159.4	$636.2	$73.9	$2,761.7	$512.6	$4,001.5	$745.9

2008
U.S. Treasuries	$482.8	$0.9	$-	$-	$-	$-	$482.8	$0.9
U.S. government
agencies and
authorities	6.9	0.5	5.7	0.7	-	-	12.6	1.2
U.S. corporate,
state, and
municipalities	1,178.1	92.2	1,528.0	244.1	686.9	235.6	3,393.0	571.9
Foreign	493.0	50.6	859.9	136.9	489.8	147.9	1,842.7	335.4
Residential
mortgage-backed	664.0	48.7	610.9	94.0	646.6	124.0	1,921.5	266.7
Commercial
mortgage-backed	86.8	2.9	285.4	69.5	821.5	298.1	1,193.7	370.5
Other asset-backed	88.0	13.7	156.8	25.0	319.4	176.2	564.2	214.9
Total	$2,999.6	$209.5	$3,446.7	$570.2	$2,964.2	$981.8	$9,410.5	$1,761.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.6% of the average book value as of September 30, 2009. In addition, this category includes 580 securities, which have an average quality rating of A+.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$417.7	$345.3	$10.8	$148.6	72	104
More than six months and
less than twelve months
below amortized cost	593.6	116.5	6.7	67.2	42	31
More than twelve months
below amortized cost	2,265.0	1,009.3	151.0	361.6	375	209
Total	$3,276.3	$1,471.1	$168.5	$577.4	489	344

2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	387	117
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	474	265
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	302	423
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	1,163	805

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$385.5	$-	$1.1	$-	1	-
U.S. corporate, state and
municipalities	843.7	219.9	34.1	57.8	169	37
Foreign	479.5	146.5	23.5	42.9	98	29
Residential mortgage-backed	647.4	361.0	46.9	122.2	119	140
Commercial mortgage-backed	729.0	448.2	49.5	205.8	61	49
Other asset-backed	191.2	295.5	13.4	148.7	41	89
Total	$3,276.3	$1,471.1	$168.5	$577.4	489	344

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. government agencies
and authorities	13.8	-	1.2	-	4	-
U.S. corporate, state and
municipalities	2,659.5	1,305.4	178.9	393.0	555	336
Foreign	1,392.8	785.3	102.6	232.8	229	173
Residential mortgage-backed	1,612.2	576.0	100.4	166.3	229	99
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	73	89
Other asset-backed	324.0	455.1	25.0	189.9	69	108
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	1,163	805

During the nine months ended September 30, 2009, unrealized capital losses on fixed maturities decreased by $1,015.6 primarily due to a narrowing of credit spreads since 2008 and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At September 30, 2009 and December 31, 2008, the Company held 1 and 8 fixed maturities, respectively, with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $11.6, or 1.6% of the total unrealized capital losses, as of September 30, 2009. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

All securities with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.0	1	$161.2	91
Foreign(1)	1.8	7	42.3	29
Residential mortgage-backed	3.3	31	32.2	16
Other asset-backed	2.2	9	24.3	12
Limited partnerships	-	-	1.2	2
Equity securities	-	-	13.2	4
Mortgage loans on real estate	4.3	1	1.4	1
Total	$14.6	49	$275.8	155
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$152.0	18	$-	-
U.S. corporate	37.0	52	197.7	166
Foreign(1)	46.6	36	57.5	56
Residential mortgage-backed	47.6	85	65.6	37
Other asset-backed	24.2	31	45.2	34
Limited partnerships	15.0	16	2.3	3
Equity securities	18.5	8	16.9	6
Mortgage loans on real estate	4.3	1	3.8	1
Total	$345.2	247	$389.0	303
(1) Primarily U.S. dollar denominated.

The above schedules include $10.3 and $84.1 for the three and nine months ended September 30, 2009, respectively, and $82.2 and $126.9 for the three and nine months ended September 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.0	1	$116.7	73
Foreign(1)	1.3	5	29.2	25
Residential mortgage-backed	-	-	23.8	6
Other asset-backed	-	-	23.9	7
Total	$4.3	6	$193.6	111
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$152.0	18	$-	-
U.S. corporate	28.2	36	140.9	137
Foreign(1)	44.6	33	43.7	51
Residential mortgage-backed	22.5	8	37.1	10
Other asset-backed	13.8	6	40.4	18
Total	$261.1	101	$262.1	216
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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	1
Foreign(1)	-	-	0.1	3
Residential mortgage-backed	5.2	18	15.4	11
Other asset-backed	1.7	7	2.1	11
Total	$6.9	25	$21.2	26
(1) Primarily U.S. dollar denominated.

The remaining fair value of fixed maturities with other-than-temporary impairments as of September 30, 2009 and 2008 was $2,658.1 and $1,479.2, respectively.

The following tables identify the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Three Months Ended
September 30, 2009
Balance at July 1, 2009	$29.7
Reduction for securities which matured, paid down, prepaid or were
sold during the period	(0.6)
Additional impairments recognized in the current period on securities
not previously impaired	2.5
Additional credit loss impairments recognized in the current period
on securities previously impaired	2.2
Balance at September 30, 2009	$33.8

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Nine Months Ended
September 30, 2009
Balance at April 1, 2009(1)	$25.1
Reduction for securities which matured, paid down, prepaid or were
sold during the period	(0.9)
Additional impairments recognized in the current period on securities
not previously impaired	3.4
Additional credit loss impairments recognized in the current period
on securities previously impaired	6.2
Balance at September 30, 2009	$33.8

(1)	Represent credit losses remaining in Retained Earnings related to the adoption of new quidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(10.3) in 2009	$84.2	$(316.4)
Equity securities, available-for-sale	10.4	(7.3)
Derivatives	(38.5)	2.2
Other investments, including net OTTI of $(4.3) in 2009	(2.1)	(1.7)
Less: allocation to experience-rated contracts, including
net OTTI of $3.6 in 2009	69.0	(198.5)
Net realized capital losses	$(15.0)	$(124.7)
After-tax net realized capital gains (losses), including tax valuation
allowance of $11.7 for 2009 and $(118.4) for 2008	$1.9	$(199.5)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(307.4) in 2009	$(15.5)	$(414.5)
Equity securities, available-for-sale, including net OTTI
of $(18.5) in 2009	(3.2)	(12.3)
Derivatives	(176.6)	(79.6)
Other investments, including net OTTI of $(19.3) in 2009	(13.2)	(4.8)
Less: allocation to experience-rated contracts, including
net OTTI of $(166.2) in 2009	(9.2)	(233.6)
Net realized capital losses	$(199.3)	$(277.6)
After-tax net realized capital losses, including tax valuation
allowance of $113.2 for 2009 and $(118.4) for 2008	$(16.3)	$(298.8)

The decline in Net realized capital losses for the three and nine months ended September 30, 2009, was primarily due to a decline in losses on fixed maturities, as their value increased as average interest rates declined in comparison with the same periods of 2008. In addition, the year-to-date losses also declined due to a decrease in impairments partially due to the implementation of new US GAAP guidance on impairments in the second quarter of 2009 which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). The year-to-date results include a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company's Alt-A residential mortgage-backed securities to the Dutch State. These gains were partially offset by losses on futures and interest rate swaps, driven by improvements in equity market conditions and lower LIBOR rates.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. For the nine months ended September 30, 2009 and 2008, the Company fully amortized $9.2 and $213.5, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, excluding those related to experience-rated contracts, as appropriate, were as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Proceeds on sales	$4,025.7	$4,864.6
Gross gains	200.3	47.3
Gross losses	82.1	127.1

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at January 1	$865.5	$728.6
Deferrals of commissions and expenses	83.8	133.0
Amortization:
Amortization	(15.4)	(100.1)
Interest accrued at 5% to 7%	42.8	37.4
Net amortization included in Condensed Consolidated
Statements of Operations	27.4	(62.7)
Change in unrealized capital (gains) losses on
available-for-sale securities	(89.4)	13.4
Balance at September 30	$887.3	$812.3

Activity within value of business acquired (“VOBA”) was as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at January 1	$1,832.5	$1,253.2
Deferrals of commissions and expenses	26.6	25.3
Amortization:
Amortization	(123.5)	(153.6)
Interest accrued at 5% to 7%	53.9	58.8
Net amortization included in Condensed Consolidated
Statements of Operations	(69.6)	(94.8)
Change in unrealized capital (gains) losses on
available-for-sale securities	(756.6)	483.4
Balance at September 30	$1,032.9	$1,667.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the nine months ended September 30, 2009, the Company revised and unlocked the assumptions related to future mortality and expense charges and mutual fund revenue, leading to higher estimated future gross profits. These revisions resulted in an $43.5 decrease in amortization of DAC and VOBA.

During the nine months ended September 30, 2008, the Company recognized an increase in amortization of DAC and VOBA of $36.9 due to the unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits.

7.	Capital Contributions and Dividends

During the nine months ended September 30, 2009, ILIAC received a $365.0 capital contribution from its Parent. During the nine months ended September 30, 2008, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were 33.5% and 6.4%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 were (8.0)% and 16.6%, respectively. The effective rates differ from the expected rate primarily due to the following items:

	Three Months Ended September 30,
	2009	2008
Statutory rate	35.0%	35.0%
Dividend received deduction	3.2%	(0.6)%
Audit Settlement	-	4.9%
State taxes	-	(1.7)%
Valuation allowance	(5.4)%	(30.0)%
Other, net	0.7%	(1.2)%
Effective rate at September 30	33.5%	6.4%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2009	2008
Statutory rate	35.0%	35.0%
Dividend received deduction	(0.3)%	2.6%
Audit Settlement	-	6.3%
State taxes	-	(1.5)%
Valuation allowance	(43.4)%	(25.3)%
Other, net	0.7%	(0.5)%
Effective rate at September 30	(8.0)%	16.6%

Temporary Differences

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2009 and December 31, 2008, the Company had a tax valuation allowance of $137.5 and $328.0, respectively, related to realized capital losses. The change from December 31, 2008 to September 30, 2009 in tax valuation allowance consists of: (a) $(113.2) related to realized capital losses, which is included in Net income (loss) and, (b) the impact of adoption of new US GAAP guidance on impairments, included in ASC Topic 320, of $(77.3), which was transferred to Accumulated other comprehensive income (loss). Additionally, at September 30, 2009, the Company had a tax valuation allowance of $11.3 related to unrealized capital losses, which is included in Other comprehensive income (loss). At December 31, 2008, the Company did not have any tax valuation allowance related to unrealized capital losses. As of September 30, 2009, the tax valuation allowance on unrealized capital losses included $77.3, which was reclassified from beginning Retained earnings to Other comprehensive income (loss) under ASC Topic 320.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized income tax benefits for the nine months ended September 30, 2009 is as follows:

Balance at January 1, 2009	$22.1
Additions for tax positions related to current year	0.7
Additions for tax positions related to prior years	10.6
Reductions for tax positions related to prior years	(1.1)
Balance at September 30, 2009	$32.3

The Company had $23.1 of unrecognized tax benefits as of September 30, 2009 and December 31, 2008 that would affect the Company’s effective tax rate if recognized.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

The Internal Revenue Service (“IRS”) is currently examining tax years 2004 through 2009, and the Company is subject to state audit in New York for tax years 2001 through 2006. It is anticipated that the IRS audit of tax years 2004 through 2008 and the New York audit of tax years 2001 through 2006 will be finalized within the next twelve months. Upon finalization of the IRS and New York examinations, it is reasonably possible that the unrecognized tax benefits will decrease by up to $17.4. The timing of the payment of the remaining allowance of $14.5 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2008 and 2009.

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

10.	Subsequent Events

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. ING has also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment, and intends to repurchase in December 2009 EUR 5 billion of the total EUR 10 billion Core Tier 1 securities issued to the Dutch State. In order to obtain approval from the EC on ING’s Restructuring Plan, ING has also agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. In total, these extra payments will amount to a net present value of EUR 1.3 billion, which will be recorded by ING as a one-time pre-tax charge in the fourth quarter of 2009. The terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. In order to finance the repayment of the Core Tier 1 securities and the associated costs as well as to mitigate the capital impact of the additional payments for the Back-Up Facility, ING plans to launch a capital increase

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

without preferential subscription rights for holders of (bearer depositary receipts for) ordinary shares of up to EUR 7.5 billion. Proceeds of the issue in excess of the above amounts will be used to strengthen ING’s capital position. The separation of insurance and banking operations and the proposed rights issue will be presented for authorization at an Extraordinary General Meeting (“EGM”) of ING Shareholders, which is scheduled for November 25, 2009. ING has finalized negotiations with the EC on the Restructuring Plan and formal EC approval is expected before the EGM in November 2009.

On October 27, 2009, subsequent to the announcement of the Restructuring Plan, the insurance financial strength ratings of the Company and ING’s other primary U.S. insurance companies were downgraded by Moody’s Investors Service, Inc. to A2 from A1 and by Fitch Ratings Ltd to A- from A.

11.	Benefit Plans

Changes to Other Benefit Plans

The Company, in conjunction with NAC, provides certain supplemental healthcare benefits to retired employees and eligible dependents. Beginning August 1, 2009, the Company moved from self-insuring these costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. The Company subsidizes a portion of the monthly per-participant premium.

In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The discontinued subsidy resulted in a release of a previously accrued immaterial liability for any active employees age 50 or older.

12.	Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the preceding December 31. Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company incurred an immaterial amount of interest expense for the three and nine months ended September 30, 2009, respectively. The Company incurred an immaterial amount of interest expense for the three months and $0.2 for the nine months ended September 30, 2008, respectively. The Company earned interest income of $0.3 and $0.9 for the three and nine months ended September 30, 2009, respectively, and $1.2 and $2.3 for the three and nine months ended September 30, 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations. As of September 30, 2009, the Company had a $257.2 receivable from ING AIH under this agreement, and no amounts outstanding as of December 31, 2008.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

13.	Commitments and Contingent Liabilities

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

At September 30, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $429.4, of which $234.7 was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, of which $253.7 was with related parties. During the three and nine months ended September 30, 2009, $5.1 and $29.6, respectively, were funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2009 and December 31, 2008, the Company held $4.3 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2009 and December 31, 2008, the Company delivered collateral of $138.4 and $93.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

14.	Restructuring Charges

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of a loss related to unrecognized prior service costs. For the nine months ended September 30, 2009, the Company incurred $5.0 and $0.6 in charges related to employee severance and termination benefits and pension plan curtailment costs, respectively, and $10.6 in payments were made during the same period. The total restructuring reserve outstanding was $3.3 at September 30, 2009.

15.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2009 and 2008.

	2009	2008
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale; including OTTI of $(20.8)
and $(238.8) of cumulative effect of change in accounting
principle in 2009	$95.6	$(1,120.5)
Equity securities, available-for-sale	12.0	(41.2)
DAC/VOBA adjustment on available-for-sale securities,
including $134.0 of cumulative effect of change in
accounting principle in 2009	(61.1)	504.6
Sales inducements adjustment on available-for-sale securities	0.3	(3.5)
Other investments	-	(0.2)
Unrealized capital losses, before tax	46.8	(660.8)
Deferred income tax asset (includes $30.4 of cumulative
effect of change in accounting principle in 2009)	(23.2)	231.3
Deferred tax asset valuation allowance (includes $(77.3) of
cumulative effect of change in accounting principle in 2009)	(11.3)	-
Net unrealized capital gains (losses)	12.3	(429.5)
Pension liability, net of tax	(12.5)	(5.4)
Accumulated other comprehensive loss	$(0.2)	$(434.9)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss). As of September 30, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

included $20.8 of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(151.7), after considering the effects of DAC of $134.0 and income taxes of $(46.9), was made from beginning retained earnings to Accumulated other comprehensive income (loss) as of April 1, 2009.

During 2008, as a result of the current market conditions, the Company reflected net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Condensed Consolidated Balance Sheets rather than Future policy benefits and claims reserves. At September 30, 2009 and 2008, there are no net unrealized losses allocated to experience-rated contracts.

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2009 and 2008.

	2009	2008
Net unrealized capital holding gains (losses) arising during the period(1)	$652.6	$(644.6)
Less: reclassification adjustment for gains (losses) and other
items included in Net income (loss)(2)	164.9	(237.5)
Net change in unrealized capital gains (losses) on securities	$487.7	$(407.1)
(1)	Pretax net unrealized capital holding gains (losses) arising during the period were $959.0 and $(991.7) for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $242.3 and
$(365.4) for the nine months ended September 30, 2009 and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of the dates indicated.

		2009
Balance at April 1, 2009(1)		$-
	Additional noncredit impairments recognized in the current
	period on securities not previously impaired	22.0
	Additional noncredit impairments recognized in the current
	period on securities previously impaired	0.3
	Reduction for securities with additional credit impairments in the current period	(1.1)
	Reduction for securities which matured, paid down, prepaid,
	or were sold during the period(2)	(0.4)
Balance at September 30, 2009		$20.8
(1)	New guidance on recognition and presentation of OTTI, included in ASC Topic 320, was adopted on April 1, 2009.
(2)	Represents realization of noncredit impairments to Net income (loss).

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and nine months ended September 30, 2009 and 2008, and financial condition as of September 30, 2009 and December 31, 2008. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2008 Annual Report on Form 10-K.

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
(21)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition; and

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

Economic Analysis

The current economic environment presents ongoing challenges for the Company and the entire insurance industry. The Company’s sales and financial results continue to be affected by unprecedented economic trends.

Equity markets improved for both the three and nine months ended September 30, 2009, but remained at lower average levels in comparison with the first nine months of 2008. Equity market performance impacts the Company on several fronts. Lower average equity market levels during the first nine months of 2009, in comparison with the same period of 2008, unfavorably impacted AUM and corresponding fee revenue related to variable annuity products. In addition, variable product demand often mirrors consumer demand for equity market investments.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term London InterBank Offered Rates ("LIBOR") and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009, although they remained wide compared to average credit spreads over the past 20 years. However, the U.S. Treasury rates decreased in the third quarter of 2009 compared to the second quarter of 2009, but remained higher than 2008 year end rates. Also, average interest rates for the first three quarters of 2009 remained lower in comparison with the first three quarters of 2008, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2009, and changes therein, were primarily impacted by higher net investment income due to higher yields on certain mortgage securities as a result of declining interest rates, lower operating expenses resulting from cost reduction initiatives, a decline in interest credited and other benefits to contractowners, and lower amortization of DAC and VOBA related to the impact of improved equity markets. These favorable items were partially offset by a decline in fee income due to lower variable AUM levels.

	Three Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$322.2	$263.9	$58.3	22.1%
Fee income	141.9	154.8	(12.9)	(8.3)%
Premiums	9.6	16.3	(6.7)	(41.1)%
Broker-dealer commission revenue	56.0	152.2	(96.2)	(63.2)%
Net realized capital gains (losses):
Total other-than-temporary
impairment losses	(21.5)	(275.8)	254.3	92.2%
Portion of other-than-temporary
impairment losses recognized
in Other comprehensive
income (loss)	6.9	-	6.9	NM
Net other-than-temporary
impairments recognized
in earnings	(14.6)	(275.8)	261.2	(94.7)%
Other net realized capital (losses)
gains	(0.4)	151.1	(151.5)	NM
Total net realized capital losses	(15.0)	(124.7)	109.7	(88.0)%
Other income	3.8	6.8	(3.0)	(44.1)%
Total revenue	518.5	469.3	49.2	10.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	116.1	500.5	(384.4)	(76.8)%
Operating expenses	147.3	209.3	(62.0)	(29.6)%
Broker-dealer commission expense	56.0	152.2	(96.2)	(63.2)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	(19.2)	(1.8)	(17.4)	NM
Interest expense	0.9	0.4	0.5	NM
Total benefits and expenses	301.1	860.6	(559.5)	(65.0)%
Income (loss) before income taxes	217.4	(391.3)	608.7	(155.6)%
Income tax expense (benefit)	72.8	(25.1)	97.9	(390.0)%
Net income (loss)	$144.6	$(366.2)	$510.8	(139.5)%
Effective tax rate	33.5%	6.4%
NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$935.7	$800.3	$135.4	16.9%
Fee income	381.7	496.5	(114.8)	(23.1)%
Premiums	23.2	31.4	(8.2)	(26.1)%
Broker-dealer commission revenue	215.3	502.7	(287.4)	(57.2)%
Net realized capital gains (losses):
Total other-than-temporary
impairment losses	(366.4)	(389.0)	22.6	5.8%
Portion of other-than-temporary
impairment losses recognized
in Other comprehensive
income (loss)	21.2	-	21.2	NM
Net other-than-temporary
impairments recognized
in earnings	(345.2)	(389.0)	43.8	(11.3)%
Other net realized capital gains
(losses)	145.9	111.4	34.5	31.0%
Total net realized capital losses	(199.3)	(277.6)	78.3	(28.2)%
Other income	11.9	14.8	(2.9)	(19.6)%
Total revenue	1,368.5	1,568.1	(199.6)	(12.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	414.6	827.1	(412.5)	(49.9)%
Operating expenses	432.7	544.2	(111.5)	(20.5)%
Broker-dealer commission expense	215.3	502.7	(287.4)	(57.2)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	42.2	157.5	(115.3)	(73.2)%
Interest expense	2.6	1.2	1.4	NM
Total benefits and expenses	1,107.4	2,032.7	(925.3)	(45.5)%
Income (loss) before income taxes	261.1	(464.6)	725.7	(156.2)%
Income tax (benefit) expense	(20.8)	(77.0)	56.2	(73.0)%
Net income (loss)	$281.9	$(387.6)	$669.5	(172.7)%
Effective tax rate	(8.0)%	16.6%
NM - Not meaningful.

Revenues

Total revenue increased for the three months ended September 30, 2009 and decreased for the nine months ended September 30, 2009. The change reflects higher Net investment income and lower Net realized capital losses, partially offset by lower Broker-dealer commission revenue and lower Fee income.

Fee income decreased for the three and nine months ended September 30, 2009, as it is based on average variable AUM. As variable AUM is primarily comprised of equity securities, its value declined along with average equity market levels during 2009 in comparison with the same periods of 2008.

Broker-dealer commission revenue decreased for the three and nine months ended September 30, 2009, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

The decline in Total net realized capital losses for the three and nine months ended September 30, 2009, was primarily due to a decline in losses on fixed maturities, as their value increased as average interest rates declined in comparison with the same periods of 2008. In addition, the year-to-date losses also declined due to a decrease in impairments partially due to the implementation of new US GAAP guidance on impairments in the second quarter of 2009 which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). The year-to-date results include a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company's Alt-A residential mortgage-backed securities to The State of the Netherlands (the "Dutch State"). These gains were partially offset by losses on futures and interest rate swaps, driven by improvements in equity market conditions and lower LIBOR rates.

The increase in Net investment income for the three and nine months ended September 30, 2009, was mainly due to higher yields on certain mortgage-backed securities, which produce higher interest income as interest rates decline. Year-to-date results were partially offset by a decline in income from limited partnerships.

Benefits and Expenses

Total benefits and expenses decreased for the three and nine months ended September 30, 2009, primarily due to a decline in Interest credited and other benefits to contractowners, lower Broker-dealer commission expense, a decline in Net amortization of DAC and VOBA, and lower Operating expenses.

Interest credited and other benefits to contractowners decreased for the three and nine months ended September 30, 2009, due to the decrease in reserves associated with minimum guarantees on variable annuities, which declined due to rising interest rates since year-end 2008, as well as a decline in the amortization of net realized losses associated with exprience-rated contracts.

Broker-dealer commission expense decreased for the three and nine months ended September 30, 2009, due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

The decrease in Net amortization of DAC and VOBA for the nine months ended September 30, 2009, was primarily driven by an increase in estimated future gross profits due to the improvement in equity markets in the second and third quarters of 2009 compared to a decrease over the comparable period in 2008. Higher actual gross profits, due to lower expenses and realized losses partially offset the decline in amortization of DAC and VOBA for the three months ended September 30, 2009.

Operating expenses for the three and nine months ended September 30, 2009, decreased reflecting the impact of cost reduction initiatives. Year-to-date expenses also declined due to lower investment advisory and trail commission expenses due to the decline in variable annuity AUM.

Income Taxes

Income tax expense increased for the three months ended September 30, 2009, due to an increase in income before taxes. The income tax benefit declined for the nine months ended September 30, 2009, due to an increase in income before taxes and a decrease in the dividends received deduction, partially offset by a reduction in the tax valuation allowance related to realized capital losses. In addition, in the nine months ended September 30, 2008, there was an audit settlement which decreased tax expense for the period.

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

Portfolio Composition

The following tables present the investment portfolio at September 30, 2009 and December 31, 2008.

	2009		2008
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$15,116.5	76.6%	$14,477.6	81.0%
Equity securities, available-for-sale	201.1	1.0%	240.3	1.3%
Short-term investments	908.1	4.6%	41.9	0.2%
Mortgage loans on real estate	1,993.5	10.1%	2,107.8	11.8%
Loan - Dutch State obligation	706.9	3.6%	-	0.0%
Policy loans	254.5	1.3%	267.8	1.5%
Limited partnerships/corporations	428.8	2.2%	513.9	2.9%
Derivatives	134.7	0.6%	235.2	1.3%
Total investments	$19,744.1	100.0%	$17,884.5	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$2,189.8	$49.1	$1.1	$-	$2,237.8
	U.S. government agencies and
	authorities	632.4	48.0	-	-	680.4
	State, municipalities, and political
	subdivisions	71.4	3.5	6.9	-	68.0

	U.S. corporate securities:
	Public utilities	1,015.2	50.6	12.7	-	1,053.1
	Other corporate securities	3,968.3	281.4	68.7	3.6	4,177.4
	Total U.S. corporate securities	4,983.5	332.0	81.4	3.6	5,230.5

	Foreign securities(1):
	Government	384.0	36.1	13.6	-	406.5
	Other	2,479.6	123.5	52.7	0.1	2,550.3
	Total foreign securities	2,863.6	159.6	66.3	0.1	2,956.8

	Residential mortgage-backed securities	2,004.4	229.2	169.1	-	2,064.5
	Commercial mortgage-backed securities	1,572.7	10.3	241.2	14.1	1,327.7
	Other asset-backed securities	703.1	9.8	159.1	3.0	550.8

	Total fixed maturities, including
	securities pledged	15,020.9	841.5	725.1	20.8	15,116.5
	Less: securities pledged	761.6	12.7	14.6	-	759.7
Total fixed maturities		$14,259.3	$828.8	$710.5	$20.8	$14,356.8
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

Fixed maturities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	797.1	77.2	1.2	873.1
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	1,112.4	4.4	117.6	999.2
Other corporate securities	3,986.2	85.6	436.6	3,635.2
Total U.S. corporate securities	5,098.6	90.0	554.2	4,634.4

Foreign securities(1):
Government	397.8	4.3	61.4	340.7
Other	2,188.5	27.0	274.0	1,941.5
Total foreign securities	2,586.3	31.3	335.4	2,282.2

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,604.0	0.1	370.5	1,233.6
Other asset-backed securities	830.2	9.0	214.9	624.3

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,248.8	78.9	7.8	1,319.9
Total fixed maturities	$14,544.3	$367.1	$1,753.7	$13,157.7
(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At September 30, 2009 and December 31, 2008, the average quality rating of the Company’s fixed maturities portfolio was AA-. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of September 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$6,205.6	41.0%	$6,121.1	40.8%
AA	922.6	6.1%	984.4	6.6%
A	2,922.6	19.3%	2,829.9	18.8%
BBB	4,227.6	28.0%	4,135.6	27.5%
BB	497.5	3.3%	536.9	3.6%
B and below	340.6	2.3%	413.0	2.7%
Total	$15,116.5	100.0%	$15,020.9	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,140.9	49.3%	$7,471.2	47.3%
AA	718.3	5.0%	786.4	5.0%
A	2,420.9	16.7%	2,618.7	16.6%
BBB	3,609.0	24.9%	4,177.0	26.4%
BB	403.6	2.8%	505.9	3.2%
B and below	184.9	1.3%	233.9	1.5%
Total	$14,477.6	100.0%	$15,793.1	100.0%

94.4% and 95.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of September 30, 2009 and December 31, 2008, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at September 30, 2009 and December 31, 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$2,237.8	14.8%	$2,189.8	14.6%
U.S. government agencies and authorities	680.4	4.5%	632.4	4.2%
U.S. corporate, state, and municipalities	5,298.5	35.0%	5,054.9	33.6%
Foreign	2,956.8	19.6%	2,863.6	19.1%
Residential mortgage-backed	2,064.5	13.7%	2,004.4	13.3%
Commercial mortgage-backed	1,327.7	8.8%	1,572.7	10.5%
Other asset-backed	550.8	3.6%	703.1	4.7%
Total	$15,116.5	100.0%	$15,020.9	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,475.0	10.2%	$1,391.4	8.8%
U.S. government agencies and authorities	873.1	6.0%	797.1	5.0%
U.S. corporate, state, and municipalities	4,689.9	32.4%	5,171.5	32.7%
Foreign	2,282.2	15.8%	2,586.3	16.4%
Residential mortgage-backed	3,299.5	22.8%	3,412.6	21.6%
Commercial mortgage-backed	1,233.6	8.5%	1,604.0	10.2%
Other asset-backed	624.3	4.3%	830.2	5.3%
Total	$14,477.6	100.0%	$15,793.1	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$237.2	$238.2
After one year through five years	3,800.3	3,969.9
After five years through ten years	3,880.5	4,059.8
After ten years	2,822.7	2,905.6
Mortgage-backed securities	3,577.1	3,392.2
Other asset-backed securities	703.1	550.8
Less: securities pledged to creditors	761.6	759.7
Fixed maturities, excluding securities pledged to creditors	$14,259.3	$14,356.8

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in the second and third quarters of 2009, these challenging conditions largely remain.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A mortgage-backed securities did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A mortgage-backed securities was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. While the market for subprime and Alt-A mortgage-backed securities remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity during the third quarter of 2009.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2009 and December 31, 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of September 30, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $201.2 and $148.0, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $249.1 and $114.5, respectively, representing 1.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	51.8%	2007	26.8%	AAA	57.8%	2008	0.3%
AA	18.6%	2006	24.2%	AA	31.5%	2007	23.6%
A	5.8%	2005 and prior	49.0%	A	4.2%	2006	23.3%
BBB	2.1%		100.0%	BBB	6.1%	2005 and prior	52.8%
BB and below	21.7%			BB and below	0.4%		100.0%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2009, the fair value and gross unrealized losses aggregated to $142.4 and $50.9, respectively, representing 0.9% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $750.6 and $24.5, respectively, representing 5.2% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	45.9%	2007	10.0%	AAA	87.4%	2007	9.9%
AA	1.4%	2006	29.0%	AA	2.4%	2006	27.4%
A	1.9%	2005 and prior	61.0%	A	3.2%	2005 and prior	62.7%
BBB	7.3%		100.0%	BBB	0.2%		100.0%
BB and below	43.5%			BB and below	6.8%
	100.0%				100.0%

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

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

As part of the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote, included in the Condensed Consolidated Financial Statements in Part I, Item 1. contained herein.

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

As of September 30, 2009 and December 31, 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.3 and $1.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $365.9 and $372.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 37.2%, 15.0%, 26.9% and 11.0%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 29.3%, 17.2%, 28.6% and 9.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	83.4%	2008	0.3%	AAA	94.9%	2008	0.3%
AA	2.0%	2007	21.8%	AA	3.1%	2007	19.8%
A	9.7%	2006	16.2%	A	1.9%	2006	16.7%
BBB	3.4%	2005 and prior	61.7%	BBB	0.1%	2005 and prior	63.2%
BB and below	1.5%		100.0%		100.0%		100.0%
	100.0%

The following tables summarize the Company’s exposure to other ABS holdings by credit quality and vintage year as of September 30, 2009 and December 31, 2008:

2009				2008
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	58.5%	2008	5.8%	AAA	61.7%	2008	5.4%
AA	6.9%	2007	12.5%	AA	17.1%	2007	14.3%
A	16.9%	2006	27.4%	A	8.4%	2006	23.8%
BBB	17.0%	2005 and prior	54.3%	BBB	12.6%	2005 and prior	56.5%
BB and below	0.7%		100.0%	BB and below	0.2%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1,993.5 and $2,107.8 as of September 30, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

All mortgage loans are evaluated by seasoned underwriters, including an appraisal of loan-specific credit quality, property characteristics, and market trends, and assigned a quality rating using the Company’s internally developed quality rating system. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $4.3 for both the three and nine months ended September 30, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. All mortgage loans in the Company’s portfolio were current with respect to principal and interest at September 30, 2009 and December 31, 2008. Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At September 30, 2009 the Company had a $2.3 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of September 30, 2009 are as follows:

September 30, 2009(1)
Loan to Value Ratio:
0% - 50%	$680.0
50% - 60%	594.8
60% - 70%	568.1
70% - 80%	131.9
80% - 90%	21.0
Total Commercial Mortgage Loans	$1,995.8

(1) Balances do not include allowance for mortgage loan credit losses.

		September 30, 2009(1)(2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$1,332.3
	1.25x - 1.5x	276.9
	1.0x - 1.25x	196.1
	Less than 1.0x	120.7
Total Commercial Mortgage Loans		$1,926.0

(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables.

	September 30, 2009(1)		December 31, 2008
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by US Region:
Pacific	$382.8	19.2%	$353.6	16.8%
South Atlantic	330.9	16.6%	403.5	19.2%
Middle Atlantic	410.5	20.5%	440.4	20.9%
East North Central	191.2	9.6%	224.3	10.6%
West South Central	284.1	14.2%	259.8	12.3%
Mountain	159.0	8.0%	175.5	8.3%
New England	100.8	5.0%	101.8	4.8%
West North Central	53.0	2.7%	50.4	2.4%
East South Central	83.5	4.2%	98.5	4.7%
Total Commercial Mortgage Loans	$1,995.8	100.0%	$2,107.8	100.0%

(1)	Balances do not include allowance for mortgage loan credit losses.

	September 30, 2009(1)		December 31, 2008
	Gross		Gross
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial Mortgage Loans
by Property Type:
Industrial	$631.7	31.7%	$682.7	32.4%
Retail	450.5	22.6%	460.9	21.9%
Office	331.8	16.6%	345.3	16.4%
Apartments	294.2	14.7%	314.9	14.9%
Hotel/Motel	158.4	7.9%	160.8	7.6%
Other	129.2	6.5%	143.2	6.8%
Total Commercial Mortgage Loans	$1,995.8	100.0%	$2,107.8	100.0%

(1)	Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of September 30, 2009.

September 30, 2009(1)
Year of Origination:
2009	$39.2
2008	155.2
2007	319.6
2006	651.1
2005	310.8
2004 and prior	519.9
Total Commercial Mortgage Loans	$1,995.8
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2009 and December 31, 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$117.8	15.8%	$41.6	5.6%	$169.3	9.6%	$40.2	2.3%
More than six months
and less than twelve
months below
amortized cost	41.2	5.5%	32.7	4.4%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	408.3	54.7%	104.3	14.0%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$567.3	76.0%	$178.6	24.0%	$1,602.7	91.0%	$158.8	9.0%

Unrealized capital losses in fixed maturities as of September 30, 2009 and December 31, 2008, were primarily related to the effects of interest rate and credit spread movement. Mortgage and other asset-backed securities include U.S. government-backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following tables summarize the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2009 and December 31, 2008.

		More Than
	Less Than	Six Months	More Than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2009	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$48.7	$10.8	$99.9	$159.4
Mortgage and other asset-backed
securities	110.7	63.1	412.7	586.5
Total unrealized capital loss	$159.4	$73.9	$512.6	$745.9
Fair value	$603.6	$636.2	$2,761.7	$4,001.5

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital loss	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2009 and December 31, 2008.

			More Than Six
			Months and Less Than		More Than Twelve
	Less Than Six Months		Twelve Months		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
2009
U.S. Treasuries	$-	$-	$384.4	$1.1	$-	$-	$384.4	$1.1
U.S. corporate,
state, and
municipalities	273.9	23.5	123.4	6.4	574.4	62.0	971.7	91.9
Foreign	107.8	25.2	30.9	3.3	420.9	37.9	559.6	66.4
Residential
mortgage-backed	127.7	61.3	76.8	8.4	634.8	99.4	839.3	169.1
Commercial
mortgage-backed	85.4	42.7	15.7	44.0	820.8	168.6	921.9	255.3
Other asset-backed	8.8	6.7	5.0	10.7	310.8	144.7	324.6	162.1
Total	$603.6	$159.4	$636.2	$73.9	$2,761.7	$512.6	$4,001.5	$745.9

2008
U.S. Treasuries	$482.8	$0.9	$-	$-	$-	$-	$482.8	$0.9
U.S. government
agencies and
authorities	6.9	0.5	5.7	0.7	-	-	12.6	1.2
U.S. corporate,
state, and
municipalities	1,178.1	92.2	1,528.0	244.1	686.9	235.6	3,393.0	571.9
Foreign	493.0	50.6	859.9	136.9	489.8	147.9	1,842.7	335.4
Residential
mortgage-backed	664.0	48.7	610.9	94.0	646.6	124.0	1,921.5	266.7
Commercial
mortgage-backed	86.8	2.9	285.4	69.5	821.5	298.1	1,193.7	370.5
Other asset-backed	88.0	13.7	156.8	25.0	319.4	176.2	564.2	214.9
Total	$2,999.6	$209.5	$3,446.7	$570.2	$2,964.2	$981.8	$9,410.5	$1,761.5

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.6% of the average book value as of September 30, 2009. In addition, this category includes 580 securities, which have an average quality rating of A+.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Less than six months below
amortized cost	$417.7	$345.3	$10.8	$148.6	72	104
More than six months and
less than twelve months
below amortized cost	593.6	116.5	6.7	67.2	42	31
More than twelve months
below amortized cost	2,265.0	1,009.3	151.0	361.6	375	209
Total	$3,276.3	$1,471.1	$168.5	$577.4	489	344

2008
Less than six months below
amortized cost	$2,860.5	$348.6	$118.7	$90.8	387	117
More than six months and
less than twelve months
below amortized cost	2,618.0	1,398.9	199.5	370.7	474	265
More than twelve months
below amortized cost	1,541.4	2,404.6	141.8	840.0	302	423
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	1,163	805

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows for September 30, 2009 and December 31, 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$385.5	$-	$1.1	$-	1	-
U.S. corporate, state and
municipalities	843.7	219.9	34.1	57.8	169	37
Foreign	479.5	146.5	23.5	42.9	98	29
Residential mortgage-backed	647.4	361.0	46.9	122.2	119	140
Commercial mortgage-backed	729.0	448.2	49.5	205.8	61	49
Other asset-backed	191.2	295.5	13.4	148.7	41	89
Total	$3,276.3	$1,471.1	$168.5	$577.4	489	344

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. government agencies
and authorities	13.8	-	1.2	-	4	-
U.S. corporate, state and
municipalities	2,659.5	1,305.4	178.9	393.0	555	336
Foreign	1,392.8	785.3	102.6	232.8	229	173
Residential mortgage-backed	1,612.2	576.0	100.4	166.3	229	99
Commercial mortgage-backed	533.9	1,030.3	51.0	319.5	73	89
Other asset-backed	324.0	455.1	25.0	189.9	69	108
Total	$7,019.9	$4,152.1	$460.0	$1,301.5	1,163	805

During the nine months ended September 30, 2009, unrealized capital losses on fixed maturities decreased by $1,015.6 primarily due to a narrowing of credit spreads since 2008, and the derecognition of 80% of the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State.

At September 30, 2009 and December 31, 2008, the Company held 1 and 8 fixed maturities, respectively, with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $11.6, or 1.6% of the total unrealized capital losses, as of September 30, 2009. The unrealized capital losses on these fixed maturities equaled $206.3, or 11.7% of the total unrealized capital losses, as of December 31, 2008.

All securities with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. Management determined that no additional recognition of the unrealized loss as an other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimates of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the original yield for a fixed rate security or current coupon yield for a floating rate security.

The following tables identify the Company’s credit and intent impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.0	1	$161.2	91
Foreign(1)	1.8	7	42.3	29
Residential mortgage-backed	3.3	31	32.2	16
Other asset-backed	2.2	9	24.3	12
Limited partnerships	-	-	1.2	2
Equity securities	-	-	13.2	4
Mortgage loans on real estate	4.3	1	1.4	1
Total	$14.6	49	$275.8	155
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$152.0	18	$-	-
U.S. corporate	37.0	52	197.7	166
Foreign(1)	46.6	36	57.5	56
Residential mortgage-backed	47.6	85	65.6	37
Other asset-backed	24.2	31	45.2	34
Limited partnerships	15.0	16	2.3	3
Equity securities	18.5	8	16.9	6
Mortgage loans on real estate	4.3	1	3.8	1
Total	$345.2	247	$389.0	303
(1) Primarily U.S. dollar denominated.

The above schedules include $10.3 and $84.1 for the three and nine months ended September 30, 2009, respectively, and $82.2 and $126.9 for the three and nine months ended September 30, 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$3.0	1	$116.7	73
Foreign(1)	1.3	5	29.2	25
Residential mortgage-backed	-	-	23.8	6
Other asset-backed	-	-	23.9	7
Total	$4.3	6	$193.6	111
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2009		2008
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$152.0	18	$-	-
U.S. corporate	28.2	36	140.9	137
Foreign(1)	44.6	33	43.7	51
Residential mortgage-backed	22.5	8	37.1	10
Other asset-backed	13.8	6	40.4	18
Total	$261.1	101	$262.1	216
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	1
Foreign(1)	-	-	0.1	3
Residential mortgage-backed	5.2	18	15.4	11
Other asset-backed	1.7	7	2.1	11
Total	$6.9	25	$21.2	26
(1) Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(10.3) in 2009	$84.2	$(316.4)
Equity securities, available-for-sale	10.4	(7.3)
Derivatives	(38.5)	2.2
Other investments, including net OTTI of $(4.3) in 2009	(2.1)	(1.7)
Less: allocation to experience-rated contracts, including
net OTTI of $3.6 in 2009	69.0	(198.5)
Net realized capital losses	$(15.0)	$(124.7)
After-tax net realized capital gains (losses), including tax
valuation allowance of $11.7 for 2009 and $(118.4) for 2008	$1.9	$(199.5)

	Nine Months Ended September 30,
	2009	2008
Fixed maturities, available-for-sale, including net OTTI
of $(307.4) in 2009	$(15.5)	$(414.5)
Equity securities, available-for-sale, including net OTTI
of $(18.5) in 2009	(3.2)	(12.3)
Derivatives	(176.6)	(79.6)
Other investments, including net OTTI of $(19.3) in 2009	(13.2)	(4.8)
Less: allocation to experience-rated contracts, including
net OTTI of $(166.2) in 2009	(9.2)	(233.6)
Net realized capital losses	$(199.3)	$(277.6)
After-tax net realized capital losses, including tax valuation
allowance of $113.2 for 2009 and $(118.4) for 2008	$(16.3)	$(298.8)

The decline in Net realized capital losses for the three and nine months ended September 30, 2009, was primarily due to a decline in losses on fixed maturities, as their value increased as average interest rates declined in comparison with the same periods of 2008. In addition, the year-to-date losses also declined due to a a decrease in impairments partially due to the implementation of new US GAAP guidance on impairments in the second quarter of 2009 which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). The year-to-date results include a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State. These gains were partially offset by losses on futures and interest rate swaps, driven by improvements in equity market conditions and lower LIBOR rates.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. For the nine months ended September 30, 2009 and 2008, the Company fully amortized $9.2 and $213.5, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The

Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of September 30, 2009, the Company held net derivative liabilities with a fair value of $259.0.

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

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance business by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING will explore all options for implementing the separation including initial public offerings, sales or combinations thereof.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of September 30, 2009, the Company had a $257.2 receivable, including interest, from ING AIH and no amounts due to or due from ING AIH as of December 31, 2008.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of September 30, 2009 and December 31, 2008, ILIAC had no amounts outstanding under the revolving note facility.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2009, the Company received a $365.0 capital contribution from its Parent. During the nine months ended September 30, 2008, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2009 and December 31, 2008, the Company held $4.3 and $4.4, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2009 and December 31, 2008, the Company delivered collateral of $138.4 and $93.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion portfolio, including book value of $802.5 of the Alt-A RMBS portfolio with respect to the Company’s Designated Securities Portfolio (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan - Dutch State obligation on the Condensed Consolidated Balance Sheets.

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

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote, included in the Condensed Consolidated Financial Statements in Part I, Item 1. contained herein.

Ratings

On October 27, 2009, Moody's downgraded the insurance financial strength ratings of ING's primary U.S. insurance oeprating companies (“ING U.S.“), including the Company, to A2 from A1. Moody's also, on that date downgraded the short-term financial strength rating to Prime-2 (P-2) from Prime-1 (P-1). These actions conclude the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

On October 27, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S., including the Company, from A to A- and kept its outlook at Negative.

On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to A+ from AA- and removed the ratings from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies typically require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in Borrowed money on the Condensed Consolidated Balance Sheets. As of September 30, 2009, there are no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $615.3 at December 31, 2008, and is included in Borrowed money on the Condensed Consolidated Balance Sheets.

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

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At September 30, 2009 and December 31, 2008, the Company did not have reverse repurchase agreements. Reverse repurchase agreements would be included in Cash and cash equivalents on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2009 and December 31, 2008, the fair value of loan securities was $621.4 and $474.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current liability of $18.5 may be paid in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $16.0 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed consolidated financial statements.)

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Legislation has been reintroduced to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products, but the timing and content of such changes are uncertain at this time. In addition, the Department of Labor will revisit regulations concerning the fee disclosure obligations of defined contribution service providers. As a result of recent economic conditions, there has been increased Congressional interest in proposals to reform the structure and regulation of retirement plans, in some cases significantly. The timing and content of such proposed changes are uncertain. The IRS and the Treasury have published final regulations, which became effective January 1, 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” in the Company’s 2008 Annual Report on Form 10-K.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by the divestment of all insurance and investment management operations, including the Company. The separation of insurance and banking operations and other components of the Restructuring Plan will be presented for authorization at an Extraordinary General Meeting (“EGM”) of ING Shareholders, which is scheduled for November 25, 2009. ING has finalized negotiations with the EC on the Restructuring Plan and formal EC approval is expected before the EGM in November 2009. For a description of the key components of the Restructuring Plan, see the Subsequent Events footnote included in the Condensed Consolidated Financial Statements in Part I, Item 1 contained herein.

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

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a nine to twelve month time period, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. Also the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing). In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result will be lower earnings to the Company.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules. On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. This separation will be achieved over the next four years by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with the implementation of the Restructuring Plan's commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure and composition of Restructuring Plan separation strategies; and potential implementation challenges or execution risks related to the Restructuring Plan separation strategies including development of corporate center functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking business.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. On October 27, 2009, Moody’s downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to “A2” from “A1”. On the same day, Fitch downgraded the financial strength rating of ING U.S., including the Company, to “A-” from “A”. On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to “A+” from “AA-.” In addition, on April 24, 2009, A.M. Best downgraded the financial strength rating to “A (Excellent)” from “A+ (Superior)” and issued credit ratings of “a+” from “aa-“ for ING U.S., including the Company. See “Ratings” in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s or affiliated companies’ ratings may lead to lower margins, increased liquidity needs, increased capital needs and reduced fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services;
▪	Reduction of new annuity contract and GIC sales or renewals; and
▪	Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;

▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management;
▪	Parent company business strategies;
▪	Access to production distribution channels;
▪	Expected future profitability;
▪	Market share and brand recognition; and
▪	Other circumstances outside the rated company’s control.

In view of the difficulties experienced recently by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

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

Last summer, the Obama Administration released a set of proposed regulatory reforms with respect to financial services entities, and the Treasury has been releasing the text of proposed legislation for various elements of such proposed reform (the “Administration Proposal”), which Congress is now considering. As part of a larger effort to strengthen the regulation of the financial services market, the Administration Proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department to monitor all aspects of the insurance industry and the modernization of insurance regulation in accordance with stated principles. The Administration Proposal would also increase the regulation of large insurance holding companies or insurers if it is determined by the Federal Reserve Board that their failure could pose a systemic risk to the financial system (known as “Tier 1 FHCs”). If the Federal Reserve Board ultimately were to determine that ING is a Tier 1 FHC, then the Federal Reserve Board’s supervisory authority would extend to ING and all of its subsidiaries, U.S. and foreign, including subsidiaries that are otherwise regulated such as the Company. Although existing state insurance regulators would remain the primary regulator of the Company and its U.S. insurance company affiliates, the Federal Reserve Board would have the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a proposed prompt corrective action regime in the event of undercapitalization. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated with respect to the Administration Proposal, any legislation or regulatory requirements imposed upon ING or the Company, whether proposed by the Administration or finally enacted by Congress, in connection with the Administration Proposal may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

Lastly, Section 382 of the United States Internal Revenue Code is a loss limitation rule, the general purpose of which is to prevent trafficking in tax losses. The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of net operating losses as well as certain losses that are built into the assets of the company at the time of the ownership change and that are realized within the next five years. The EUR 10 billion capital support ING received from the Dutch State on November 12, 2008, resulted in a cumulative change of ownership of approximately 42%. Future increases in capital or other changes of ownership may trigger these limitations and thereby restrict ING’s ability to use its losses. If this should occur, it may adversely affect the net result or equity of ING, unless relief from the loss limitation rules is obtained, which may or may not be possible.

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

See Exhibit Index on pages 100-103 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2009 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	David A. Wheat
David A. Wheat Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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