Form 10-K
period 2009-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2010-04-01
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 19, 2010, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Annual Report on Form 10-K
For the Year Ended December 31, 2009

	TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments****	28
Item 2.	Properties**	29
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders*	29

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data***	31
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	95
Item 8.	Financial Statements and Supplementary Data	99
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	182
Item 9A.	Controls and Procedures	182
Item 9B.	Other Information	183

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	184
Item 11.	Executive Compensation*	184
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	184
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	184
Item 14.	Principal Accounting Fees and Services	185

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	187

	Index to Consolidated Financial Statement Schedules	188
	Signatures	192
	Exhibits Index	193

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

(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or a combination thereof. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

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

Products offering Annual Ratchet, Five Year Ratchet, Combination Annual Ratchet and 5% RollUp, and Combination Seven-Year Ratchet and 4% RollUp guarantees are no longer being sold by the Company.

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

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are accounted for as derivatives under accounting principles generally accepted in the United States (“US GAAP”) guidance for derivatives and, as of January 1, 2008, computed at fair value in accordance with current US GAAP guidance for fair value measurements. At December 31, 2009, there were no guaranteed benefits, and at December 31, 2008, the fair value of the guaranteed benefits was $180.0.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2009. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contractowner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The increase in AUA during 2009 of $59.6 was primarily due to new business obtained by the Company through the acquisition of CitiStreet LLC by the Company’s parent, Lion. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2009 and 2008.

	2009	2008
New deposits:
Variable annuities	$5,044.9	$6,140.8
Fixed annuities	1,617.6	2,131.5
Stabilizer	812.3	926.5
Total new deposits	$7,474.8	$9,198.8

Assets under management:
Variable annuities	$34,823.8	$27,699.5
Fixed annuities	18,063.4	17,398.2
Total annuities	52,887.2	45,097.7
Plan sponsored and other	738.5	751.6
Total assets under management	53,625.7	45,849.3

Assets under administration	81,645.5	22,001.9
Total assets under management
and administration	$135,271.2	$67,851.2

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 0.0% to 7.8% for the years 2009, 2008, and 2007. Certain reserves also may include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2009 and 2008, given the economic environment, which resulted in significant net realized and unrealized losses, the Company did not include the net unrealized and unamortized realized losses associated with experienced-rated contracts in Future policy benefits and claims reserves. The net unrealized losses are reflected in Accumulated other comprehensive (loss) income, and the amortization of realized losses has been recorded in Interest credited and other benefits to contractowners. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2009, 2008, and 2007, reserve interest rates ranged from 5.3% to 6.0%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with the requirements of US GAAP guidance for insurance companies, derivatives, and fair value measurements.

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

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to losses from its annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. All agreements that the Company currently has relate to specifically-identified blocks of business or contracts; therefore the agreements do not cover new contracts written, if any.

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation (“Lincoln”). The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. At December 31, 2009 and 2008, the Company had $2.4 billion and $2.5 billion, respectively, related to reinsurance recoverables from the subsidiary of Lincoln.

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

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with Fixed maturities.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. These derivatives do not qualify for hedge accounting under US GAAP. See “Liquidity and Capital Resources - Derivatives” in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion of the Company’s use of derivatives.

Ratings

On October 27, 2009, Moody’s Investors Service, Inc. (“Moody's”) downgraded the insurance financial strength ratings of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A2 from A1. Moody's also on that date downgraded the short-term financial strength rating to Prime-2 (P-2) from Prime-1 (P-1). These actions concluded the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

On October 27, 2009, Fitch Ratings Ltd. (“Fitch”) downgraded its ratings for ING U.S., including the Company, from A to A- and maintained its outlook at Negative.

On December 1, 2009, S&P affirmed is financial strength rating of ING U.S., including the Company, at A+ with a negative outlook. On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company, to A+ from AA- and removed the ratings from CreditWatch with negative implications, where they were placed on April 16, 2009. S&P maintained a negative outlook on the rating of ING U.S., including the Company. In April 2009, S&P announced that it had placed ING U.S., including the Company, on CreditWatch-negative until completion of its evaluation of the effects of ING’s strategic changes on each of its subsidiaries.

On April 24, 2009, A.M. Best Company, Inc. (“A.M. Best”) downgraded the financial strength rating to A (Excellent) from A+ (Superior) and issuer credit ratings to a+ from aa- for ING U.S., including the Company. The outlook for ILIAC had been revised to negative.

In response to weakening global markets, the rating agencies have been continuously re-evaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings they give to specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. In making their ratings decisions the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors.

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

The Company is subject to the insurance laws of the State of Connecticut, where it is domiciled, and other jurisdictions in which it transacts business. The primary regulators of the Company’s insurance operations are the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contractowner accounts, and the maximum interest rates that can be charged on policy loans.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $8.3 and $7.7 and as of December 31, 2009 and 2008, respectively. The Company has also recorded an asset of $5.5 as of both December 31, 2009 and 2008, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,806 employees as of December 31, 2009, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as, providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

The financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global financial systems, which accelerated significantly in the second half of 2008. The United States entered a severe recession in 2008, and although some improvement in the economic environment began in the latter part of the first quarter of 2009, a sluggish economy may persist well into 2010 and possibly beyond, despite past and future expected governmental intervention in the world’s major economies. Throughout 2008 and most of the first quarter of 2009, these circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. The extreme disruption and volatility in markets in the United States and elsewhere began to subside after rebounds in certain asset classes in the latter part of the first quarter of 2009.  It appears the United States is slowly emerging from a severe recession after substantial governmental intervention in the world’s major economies; however, asset performance will still be leveraged to effective policy decisions by central banks and governments.  Continued slack in global markets may keep inflation at lower levels for a period of time, however, interest rates may be spurred higher when the United States government exits from quantitative easing and/or with continued economic growth.  However, significant risks still remain to the United States and other major economies that could result in continued uncertainty, increasing volatility and decreasing overall risk appetite.  These market conditions have affected and may continue to affect the Company’s results of operations and investment portfolio since the Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees. Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market. A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contractowners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression. As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options. This may force the Company to reinvest the proceeds at lower interest rates. Also the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing). In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result will be lower earnings to the Company.

In addition, a reduction in market liquidity has made it difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant changes which could have a material adverse effect on the Company’s results of operations or financial condition.

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

Another important primary exposure to equity risk relates to the potential for lower earnings associated with variable annuities where fee income is earned based upon the fair value of the assets under management. During 2008 and most of the first quarter of 2009, overall declines in equity markets negatively impacted assets under management. As a result, fee income earned on the value of those assets under management was negatively impacted.

Adverse financial market conditions and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and ability to support or grow the businesses. While the Company has various sources of liquidity available, sustained adverse market conditions and/or downgrades by rating agencies could impact the cost and availability of these borrowing sources, including the availability and cost of repurchase agreement funding, and ability of the Company’s parent, whose access to the commercial paper market could be reduced, to provide intercompany loans. The Company and its affiliates may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. The Company’s affiliates’ access to bank issued letters of credit could be reduced or only be available on unfavorable terms, which could have negative liquidity implications. Any sales of securities or other assets, whether to generate liquidity or in the normal course of business, may be completed on unfavorable terms or cause the Company to incur losses. Once investment assets are disposed, the Company would lose the potential for market upside on those assets in a market recovery. Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, the capital infusion of EUR 10 billion by the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

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

Various uncertainties and risks are associated with the implementation of various aspects of ING's global business strategy, and with the implementation of the Restructuring Plan's commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure and composition of Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

Lastly, the capital infusion of EUR 10 billion by the Dutch State resulted in a cumulative change of ownership of ING of approximately 42%. Future increases in capital or other changes of ownership under the Restructuring Plan may trigger Section 382 of the United States Internal Revenue Code which is a loss limitation rule the general purpose of which is to prevent trafficking in tax losses. If applicable, this limitation rule would restrict ING’s ability to use its losses. The rule is triggered when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period. If triggered, restrictions may be imposed on the future use of net operating losses as well as certain losses that are built into the assets of the impacted company at the time of the ownership change and that are realized within the next five years. If this should occur, it may adversely affect the net results or equity of ING.

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas. Many of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital the Company should hold relative to the rating agencies expectations. In addition, in extreme scenarios of equity market declines or sustained periods of low interest rates, the amount of additional statutory reserves that the Company is required to hold for variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus available for use in calculating the Company’s RBC ratios. To the extent that the Company’s RBC ratios are deemed to be insufficient, the Company may seek to take actions to either increase the capitalization of the Company or reduce the capitalization requirements. If the Company were unable to accomplish such actions, the rating agencies may view this as a reason for ratings downgrades.

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On October 27, 2009, Moody’s downgraded the financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to “A2” from “A1”. On the same day, Fitch downgraded the financial strength rating of ING U.S., including the Company to “A-“ from “A.” On July 9, 2009, S&P downgraded the financial strength rating of ING U.S., including the Company to “A+” from “AA-” and reaffirmed its “A+” rating with a negative outlook on December 1, 2009. In addition, on April 24, 2009, A.M. Best downgraded the financial strength rating to “A (Excellent)” from “A+ (Superior)” and issued credit ratings of “a+” from “aa-“ for ING U.S., including the Company. See “Ratings” in Item 1. Business.

A downgrade, or the potential for a downgrade, of any of the Company’s or affiliated companies’ ratings may lead to lower margins, increased liquidity needs, more limited access to liquidity, increased capital needs and reduced fee income as follows:

▪	Increase in contract surrenders and withdrawals;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services;
▪	Reduction of new annuity contract and GIC sales or renewals; and
▪	Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral
▪	Decrease in loans available from parent company and/or affiliates due to the parent’s and/or affiliates’ reduced access to the commercial paper market and/or letters of credit.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	Strength of the Company’s management team;
▪	Enterprise risk management;
▪	Parent company business strategies (including implications of restructuring plans);
▪	Access to production distribution channels;
▪	Expected future profitability;
▪	Market share and brand recognition; and
▪	Other circumstances outside the rated company’s control.

In response to weakening global markets, rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world. Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings of specific entities. The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength. As ratings agencies continue to evaluate the financial services industry, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

Regulatory initiatives intended to alleviate the financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Last summer, the Obama Administration released a set of proposed financial services regulatory reforms for Congress to consider. In December 2009, the House of Representatives passed the “Wall Street Reform and Consumer Protection Act” (HR 4173), and the Senate is currently trying to reach agreement on its version. While the final form of this legislation is still unknown, various provisions will be applicable to the insurance industry. HR 4173 would establish a Federal Insurance Office (FIO) within the Treasury Department to monitor all aspects of the insurance industry, identify regulatory gaps, make recommendations to the Financial Services Oversight Council regarding which insurers are systemically important, and report to Congress on how the current system of insurance regulation should be modernized. If the Financial Services Oversight Council, in consultation with the Federal Reserve Board, were to determine that ING was a systemically important company, ING and its subsidiaries could become subject to enhanced supervision and prudential regulatory standards to be developed by systemic regulators in consultation with primary functional regulators Although existing state insurance regulators would remain the primary regulators of the Company and its U.S. insurance company affiliates, the Federal Reserve Board could be granted the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, the Federal Reserve Board; the restrictions of the Bank Holding Company Act on non-financial activities; and a prompt corrective action regime in the event of undercapitalization. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated, any such requirements imposed upon ING or the Company in the future may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition

The following financial instruments are carried at fair value in the Company’s financial statements: fixed maturities, equity securities, derivatives, embedded derivatives, and separate account assets. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption such as the Company has experienced recently, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. Inactive market conditions for Alt-A and subprime mortgage-backed securities during the second quarter of 2008, led the Company to determine that these assets should be classified as Level 3. However, during the second half of 2009, the Company observed increased activity in the market for Alt-A mortgage-backed securities, and determined those securities should be classified as Level 2. Subprime mortgage-backed securities remained classified as Level 3, as there was no significant increase in market activity for these securities. As of December 31, 2009, 12.7%, 77.8% and 9.5% of the Company’s available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations

The Company evaluates its investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For fixed maturity securities held, an impairment loss is recognized when the fair value of the debt security is less than the carrying value and the Company has the intent to sell the debt security, or if it is more likely than not that the Company will be required to sell the debt security before recovery of the amortized cost basis, or if a credit loss has occurred.

When the Company does not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry; geographic area in which the issuer conducts business; financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; volatility of the fair value changes, and other events that adversely affect the issuer. In addition, the Company takes into account relevant broad market and economic data in making impairment decisions.

As part of the impairment review process, the Company utilizes a variety of assumptions and estimates to make a judgment on how fixed maturity securities will perform in the future. It is possible that securities in the Company’s fixed maturity portfolio will perform worse than the expectations of the Company. There is an ongoing risk that further declines in fair value may occur and additional other-than- temporary impairments may be recorded in future periods, which could materially adversely affect the Company’s results of operations and financial condition.

If assumptions used in estimating future gross profits differ from actual experience or if an estimation technique used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition

The Company defers acquisition costs associated with the sales of its annuity products. These costs are amortized over the expected life of the contracts in proportion to the present value of estimated gross profits. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin, mortality, future impairments and hedging costs. Of these factors, the Company anticipates that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, the Company could be required to accelerate the amortization of DAC, which would result in a charge to earnings. Such adjustments could have a material adverse effect on results of operations and financial condition.

If the Company’s business does not generate sufficient taxable income, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are evaluated periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2009, the Company’s valuation allowance was $202.5. However, based on future facts and circumstances, the valuation allowance may not be sufficient. Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

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

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations

Third-parties that owe the Company money, securities or other assets may not pay or perform under their obligations. These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries. Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential defaults by one of more of these parties could have an adverse effect on the Company's results of operations, financial condition or cash flows.

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;

▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits, and contract administration expenses;
▪	Adequacy of contract charges and availability of revenue from providers of investments options offered in variable contracts to cover the cost of product features and other expenses;
▪	Persistency of policies and policyholder behavior; and
▪	Management of operating costs and expenses.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Economic turmoil may accelerate consolidation activity. Many of these competitors also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of the Company’s products and services, and could harm the Company’s ability to maintain or increase profitability. In addition, if the Company’s financial strength and credit ratings are lower than our competitors it could result in increased surrenders and/or a significant decline in sales. Due to the competitive nature of the financial services industry, there can be no assurance that the Company will continue to effectively compete within the industry or that competition will not have an adverse impact on the business, results of operations, or financial condition.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law. The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation

Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities. Many of these provisions expire in 2010. It is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. Due in large part to the recent financial crisis, there is an increasing risk that changes to federal tax law could be enacted and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs. For example, the Obama Administration’s recently proposed “Financial Crisis Responsibility Fee” to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted.

The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity

Governmental scrutiny from within the U.S. and abroad, including from the Dutch State with respect to matters relating to compensation and other business practices in the financial services industry, has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of ING and/or Company senior management from its business. Future legislation or regulation or governmental views on compensation may result in ING and/or the Company altering compensation practices in ways that could adversely affect the ability to attract and retain talented employees. Adverse publicity, governmental scrutiny and legal proceedings can also have a negative impact on the reputation of ING and/or the Company and on the morale and performance of employees, which could adversely affect the Company's businesses and results of operations.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for the accurate and timely preparation of required regulatory filings and US GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s internal controls over financial reporting.

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

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting.

The Company is highly dependent on automated systems to record and process Company and contractowner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s US GAAP and statutory financial statements. The Company could experience a failure of one of these systems in a timely and effective manner, could fail to monitor and implement enhancements or other modifications to a system, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contractowners. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H1N1 (the “Swine flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

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

The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, monitor, and manage risks may not be fully effective, particularly during extremely turbulent times. Many of the Company’s methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

Item 1B.	Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.Properties

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

During 2007, ILIAC paid $145.0, in dividends on its common stock to Lion. During 2009 and 2008, ILIAC did not pay any dividends to Lion. On February 19, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING. During 2008 and 2007, ILIAC did not receive any cash capital contributions from Lion.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES

3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Narrative Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and notes thereto, which can be found under Part II, Item 7. and Item 8. contained herein.

	Years Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,083.7	$1,054.7	$29.0	2.7%
Fee income	612.9	769.9	(157.0)	(20.4)%
Premiums	46.9	46.8	0.1	0.2%
Broker-dealer commission revenue	622.5	568.4	54.1	9.5%
Net realized capital losses:
Total other-than-temporary
impairment losses	(1,052.5)	(76.0)	(976.5)	NM
Portion of other-than-temporary
impairment losses recognized in Other
comprehensive income (loss)	-	-	-	NM
Net other-than-temporary impairments
recognized in earnings	(1,052.5)	(76.0)	(976.5)	NM
Other net realized capital gains	399.4	48.4	351.0	NM
Total net realized capital losses	(653.1)	(27.6)	(625.5)	NM
Other income	21.3	20.3	1.0	4.9%
Total revenue	1,734.2	2,432.5	(698.3)	(28.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,432.4	802.8	629.6	78.4%
Operating expenses	687.5	652.2	35.3	5.4%
Broker-dealer commission expense	622.5	568.4	54.1	9.5%
Net amortization of deferred policy
acquisition costs and value
of business acquired	128.9	129.2	(0.3)	(0.2)%
Interest expense	1.4	5.5	(4.1)	(74.5)%
Total benefits and expenses	2,872.7	2,158.1	714.6	33.1%
(Loss) income before income taxes	(1,138.5)	274.4	(1,412.9)	NM
Income tax (benefit) expense	(108.3)	56.0	(164.3)	NM
Net (loss) income	$(1,030.2)	$218.4	$(1,248.6)	NM
Effective tax rate	9.5%	20.4%
NM - Not meaningful.

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2009, 2008, and 2007, and financial condition as of December 31, 2009 and 2008. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	The financial crisis reached unprecedented levels of market volatility and has adversely affected and may continue to adversely affect the Company’s business and results of operations;
(2)	Adverse financial market conditions and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;

(3)

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition;

(4)

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings;

(5)

The Company has experienced ratings downgrades recently and may experience additional future downgrades in the Company’s ratings which may negatively affect profitability, financial condition, and access to liquidity;

(6)

Regulatory initiatives intended to alleviate the financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect the Company’s results of operations, financial condition and liquidity;

(7)

The valuation of many of the Company’s financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition;

(8)	The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations;
(9)

If assumptions used in estimating future gross profits differ from actual experience or if an estimation technique used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition

(10)

If the Company’s business does not generate sufficient taxable income, the Company may be required to establish an additional valuation allowance against the deferred income tax asset, which could have a material adverse effect on results of operations and financial condition;

(11)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(12)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations;
(13)	Changes in underwriting and actual experience could materially affect profitability;
(14)	A loss of key product distribution relationships could materially affect sales;
(15)	Competition could negatively affect the ability to maintain or increase profitability;
(16)

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company;

(17)	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity;
(18)	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls over financial reporting;

(19)	Litigation may adversely affect profitability and financial condition;
(20)	Changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(21)	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability;
(22)

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting;

(23)	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition; and
(24)	The occurrence of unidentified or unanticipated risks could negatively affect the Company’s business or result in losses.

Investors are also directed to consider the risks and uncertainties discussed in Item 1A., 7., and 7A. contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or a combination thereof. See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

The Company has one operating segment.

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, income taxes, valuation of investments, derivatives and other-than-temporary impairments, and valuation and amortization of DAC and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

Reserves

The Company records as liabilities reserves to meet the Company’s future obligations under its variable annuity and fixed annuity products.

Future policy benefits and claims reserves include reserves for deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 0.0% to 7.8% for the years 2009, 2008, and 2007. Certain reserves also may include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2009 and 2008, given the economic environment, which resulted in significant net realized and unrealized losses, the Company did not include the net unrealized and unamortized realized losses associated with experienced-rated contracts in Future policy benefits and claims reserves. The net unrealized losses are reflected in Accumulated other comprehensive (loss) income, and the amortization of the unamortized realized losses has been recorded in Interest credited and other benefits to contractowners. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2009, 2008, and 2007, reserve interest rates ranged from 5.3% to 6.0%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with the requirements of US GAAP for insurance companies, derivatives, and fair value measurements.

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

As discussed under “Products and Services,” in Item 1 Business, the Company also has guaranteed death benefits included in variable annuities, which are included in reserves.

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

US GAAP requires the evaluation and testing of the recoverability of our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. In management’s judgment, with the exception of $197.5 established for realized and unrealized capital losses and $5.0 established for foreign tax credits, the net deferred tax assets will more likely than not be realized.

Valuation of Investments, Derivatives and Other-Than-Temporary Impairments

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
▪

Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

(a)	Quoted prices for similar assets or liabilities in active markets;
(b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

(c)	Inputs other than quoted market prices that are observable; and
(d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
▪

Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

Valuation of Investments and Derivatives

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as valuations of Alt-A RMBS could be supported by market activity. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $93.4 and $11.2 billion of a total of $15.7 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

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

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Short-term investments: The fair values for certain short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815, “Derivatives and Hedging”. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in ASC 820. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of December 31, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in an increase in the value of the derivatives for product guarantees.

The following investments are reported at values other than fair value on the Consolidated Balance Sheets, and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

Policy loans: The reported value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Loan - Dutch State obligation: The carrying value of the State of the Netherlands (the “Dutch State”) loan obligation is based on the outstanding loan balance plus any unamortized premium.

Limited partnerships/corporations: The carrying value for these investments, primarily private equities and hedge funds, is determined based on the Company’s degree of influence over the investee’s operating and financial policies along with the percent of the investee that the Company owns. Those investments where the Company has determined it has significant influence are accounted for under the equity method, with the remainder accounted for under the cost method.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320, “Investments – Debt and Equity Securities”.

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

Valuation and Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

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

Current US GAAP guidance for universal life and investment-type products, such as fixed and variable deferred annuities, indicates DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modifications or exchanges of insurance contracts.

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

The Company periodically evaluates its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. In first quarter of 2010, the Company will likely implement a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters. The Company is in the process of setting its parameters for such implementation.

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

Equity markets improved for the year ended December 31, 2009, but remained at lower average levels compared with 2008. Equity market performance impacts the Company on several fronts. Lower average equity market levels during 2009, in comparison with 2008, unfavorably impacted AUM and corresponding fee revenue related to variable annuity products. In addition, variable product demand often mirrors consumer demand for equity market investments.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term, LIBOR and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009, although they remained wide compared to average credit spreads over the past 20 years. However, long-term U.S. Treasury rates in 2009 remained higher than those at the end of 2008. Also, average interest rates for 2009 remained lower in comparison with 2008 and credit spreads tightened, which had a positive effect on the fixed maturities portfolio and resulted in realized capital gains.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company’s results of operations for the year ended December 31, 2009, and changes therein, were primarily impacted by lower net realized capital losses as a result of a decline in impairments, higher net investment income due to higher yields on certain securities and lower investment management fees, lower operating expenses primarily resulting from cost reduction initiatives, a decline in interest credited and other benefits to contractowners related to lower minimum guarantee reserves and reduced amortization of losses on experience-rated contracts, and lower amortization of DAC and VOBA due to improved equity markets. These favorable items were partially offset by a decline in fee income due to lower average variable AUM levels.

	Years Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,253.7	$1,083.7	$170.0	15.7%
Fee income	533.8	612.9	(79.1)	(12.9)%
Premiums	35.0	46.9	(11.9)	(25.4)%
Broker-dealer commission revenue	275.3	622.5	(347.2)	(55.8)%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(442.0)	(1,052.5)	610.5	58.0%
Portion of other-than-temporary impairment
losses recognized in Other comprehensive
income (loss)	47.5	-	47.5	NM
Net other-than-temporary impairments
recognized in earnings	(394.5)	(1,052.5)	658.0	62.5%
Other net realized capital gains	162.4	399.4	(237.0)	(59.3)%
Total net realized capital losses	(232.1)	(653.1)	421.0	64.5%
Other income	16.4	21.3	(4.9)	(23.0)%
Total revenue	1,882.1	1,734.2	147.9	8.5%
Benefits and expenses:
Interest credited and other
benefits to contractowners	522.6	1,432.4	(909.8)	(63.5)%
Operating expenses	597.6	687.5	(89.9)	(13.1)%
Broker-dealer commission expense	275.3	622.5	(347.2)	(55.8)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	79.6	128.9	(49.3)	(38.2)%
Interest expense	3.5	1.4	2.1	NM
Total benefits and expenses	1,478.6	2,872.7	(1,394.1)	(48.5)%
Income (loss) before income taxes	403.5	(1,138.5)	1,542.0	NM
Income tax expense (benefit)	49.6	(108.3)	157.9	NM
Net income (loss)	$353.9	$(1,030.2)	$1,384.1	NM
Effective tax rate	12.3%	9.5%
NM - Not meaningful.

Revenues

Total Revenues increased for the year ended December 31, 2009, primarily due to higher Net investment income and lower Net realized capital losses, partially offset by lower Broker-dealer commission revenue and lower Fee income.

The increase in Net investment income for the year ended December 31, 2009, was mainly due to the impact of tightening of credit spreads in 2009, which resulted in higher yields on certain mortgage-backed securities, and lower investment management expenses.

The decline in Total net realized capital losses for the year ended December 31, 2009, was primarily due to a decline in impairments related to improved market conditions which began in the latter part of the first quarter of 2009, as well as the implementation of new US GAAP guidance on impairments in the second quarter of 2009, which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). Also contributing to the decline was a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State, as well as gains on the sale of equity securities driven by improvements in equity market conditions.

Broker-dealer commission revenue decreased for the year ended December 31, 2009, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

Fee income decreased for the year ended December 31, 2009, as overall average variable AUM decreased, driven by unfavorable equity market performance late in 2008 and most of the first quarter of 2009.

Benefits and Expenses

Total benefits and expenses decreased for the year ended December 31, 2009, primarily due to a decline in Interest credited and other benefits to contractowners, lower Broker-dealer commission expense, lower Operating expenses, and a decline in Net amortization of DAC and VOBA.

Interest credited and other benefits to contractowners decreased for the year ended December 31, 2009, due to the decrease in reserves associated with minimum guarantees on variable annuities, which declined due to an increase in interest rates in 2009 compared to the end of 2008, as well as a decline in the amortization of net realized losses associated with experience-rated contracts.

Broker-dealer commission expense decreased for the year ended December 31, 2009, due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

Operating expenses decreased for the year ended December 31, 2009, reflecting the impact of cost reduction initiatives and decline in investment advisory and trail commission expenses due to the decline in average variable annuity AUM.

The decrease in Net amortization of DAC and VOBA for the year ended December 31, 2009, was primarily due to reduced amortization rates driven by an increase in estimated future gross profits due to the improvement in equity markets in 2009. This decline was partially offset by the impact of higher current year gross profits, primarily due to lower expenses and lower realized losses, which resulted in an increase in amortization.

Income Taxes

Income tax expense increased for the year ended December 31, 2009, primarily due to an increase in income before taxes, partially offset by a reduction in the tax valuation allowance related to realized capital losses.

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company’s results of operations for the year ended December 31, 2008, and changes therein, were impacted by higher realized capital losses and unfavorable product experience driven by poor equity market performance and lower variable AUM.

	Years Ended December 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,083.7	$1,054.7	$29.0	2.7%
Fee income	612.9	769.9	(157.0)	(20.4)%
Premiums	46.9	46.8	0.1	0.2%
Broker-dealer commission revenue	622.5	568.4	54.1	9.5%
Net realized capital losses:
Total other-than-temporary impairment losses	(1,052.5)	(76.0)	(976.5)	NM
Portion of other-than-temporary impairment
losses recognized in Other comprehensive
income (loss)	-	-	-	NM
Net other-than-temporary impairments
recognized in earnings	(1,052.5)	(76.0)	(976.5)	NM
Other net realized capital gains	399.4	48.4	351.0	NM
Total net realized capital losses	(1,705.6)	48.4	351.0	NM
Other income	21.3	20.3	1.0	4.9%
Total revenue	681.7	2,508.5	278.2	(28.7)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	1,432.4	802.8	629.6	78.4%
Operating expenses	687.5	652.2	35.3	5.4%
Broker-dealer commission expense	622.5	568.4	54.1	9.5%
Net amortization of deferred policy
acquisition costs and value
of business acquired	128.9	129.2	(0.3)	(0.2)%
Interest expense	1.4	5.5	(4.1)	(74.5)%
Total benefits and expenses	2,872.7	2,158.1	714.6	33.1%
(Loss) income before income taxes	(2,191.0)	350.4	(2,541.4)	NM
Income tax (benefit) expense	(108.3)	56.0	(164.3)	NM
Net (loss) income	$(2,082.7)	$294.4	$(2,377.1)	NM
Effective tax rate	9.5%	20.4%
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

The increase in Net investment income for the year ended December 31, 2008, was mainly due to higher average fixed AUM, partially reduced by some de-risking of the investment portfolio.

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

Income Taxes

Income tax benefit increased for the year ended December 31, 2008, primarily due to lower income before taxes, favorable audit settlements offset by lower dividends received deduction and the establishment of a tax valuation allowance on capital losses.

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

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A, based on S&P ratings classifications. The weighted average excludes mortgage loans, but includes mortgage-backed securities, which are reported with Fixed maturities.

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure to certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks. These derivatives do not qualify for hedge accounting under US GAAP. See “Liquidity and Capital Resources - Derivatives” for further discussion of the Company’s use of derivatives.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2009 and 2008.

	2009		2008
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$15,655.3	79.2%	$14,477.6	81.0%
Equity securities, available-for-sale	187.9	1.0%	240.3	1.3%
Short-term investments	535.5	2.7%	41.9	0.2%
Mortgage loans on real estate	1,874.5	9.5%	2,107.8	11.8%
Policy loans	254.7	1.3%	267.8	1.5%
Loan-Dutch State obligation	674.1	3.4%	-	0.0%
Limited partnerships/corporations	426.2	2.2%	513.9	2.9%
Derivatives	129.0	0.7%	235.2	1.3%
Total investments	$19,737.2	100.0%	$17,884.5	100.0%

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
	U.S. government agencies
	and authorities	632.5	41.1	-	-	673.6
	State, municipalities, and
	political subdivisions	112.5	2.5	7.8	-	107.2

	U.S. corporate securities:
	Public utilities	1,138.7	40.8	14.3	-	1,165.2
	Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
	Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

	Foreign securities(1):
	Government	343.0	29.2	8.7	-	363.5
	Other	2,922.5	129.0	56.6	0.1	2,994.8
	Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

	Residential mortgage-backed
	securities	1,916.6	268.3	111.9	16.8	2,056.2
	Commercial mortgage-backed
	securities	1,535.0	10.4	214.3	-	1,331.1
	Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

	Total fixed maturities, including
	securities pledged	15,521.9	801.5	621.4	46.7	15,655.3
	Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities		$15,038.2	$797.2	$603.2	$46.7	$15,185.5
Equity securities		175.1	13.4	0.6	-	187.9
Total investments, available-for-sale		$15,213.3	$810.6	$603.8	$46.7	$15,373.4
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit
	impairments").

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	783.2	77.2	-	860.4
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	926.8	4.3	101.2	829.9
Other corporate securities	3,925.4	85.7	408.8	3,602.3
Total U.S. corporate securities	4,852.2	90.0	510.0	4,432.2

Foreign securities(1):
Government	409.8	4.3	63.3	350.8
Other	2,455.4	35.0	317.8	2,172.6
Total foreign securities	2,865.2	39.3	381.1	2,523.4

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,601.0	0.1	370.2	1,230.9
Other asset-backed securities	814.6	1.0	214.9	600.7

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,248.8	78.9	7.8	1,319.9
Total fixed maturities	14,544.3	367.1	1,753.7	13,157.7
Equity securities	247.7	1.0	8.4	240.3
Total investments available-for-sale	$14,792.0	$368.1	$1,762.1	$13,398.0
(1) Primarily U.S. dollar denominated.

At December 31, 2009 and 2008, the Company’s carrying value of fixed maturities, available for sale, including securities pledged to creditors (herein after referred to as “total fixed maturities”), represented 79.2% and 81.0%, respectively, of the total general account invested assets. For the same periods, $11,989.7 or 76.6% of total fixed maturities, and $10,529.3 or 72.7% of total fixed maturities, respectively, supported experience-rated products.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2009 and 2008, the average quality rating of the Company’s fixed maturities portfolio was A+ and AA-, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows at December 31, 2009 and 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,626.6	35.9%	$5,488.6	35.3%
AA	961.9	6.1%	987.2	6.4%
A	3,514.8	22.5%	3,458.7	22.3%
BBB	4,606.1	29.4%	4,493.6	29.0%
BB	558.6	3.6%	613.5	4.0%
B and below	387.3	2.5%	480.3	3.0%
Total	$15,655.3	100.0%	$15,521.9	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$7,140.9	49.3%	$7,471.2	47.3%
AA	718.3	5.0%	786.4	5.0%
A	2,420.9	16.7%	2,618.7	16.6%
BBB	3,609.0	24.9%	4,177.0	26.4%
BB	403.6	2.8%	505.9	3.2%
B and below	184.9	1.3%	233.9	1.5%
Total	$14,477.6	100.0%	$15,793.1	100.0%

From December 31, 2008 through December 31, 2009, the percentage of the Company’s fixed maturities invested in securities rated BBB and above (Investment Grade) decreased from 95.9% to 93.9%, while the percentage of the Company’s fixed maturities invested in securities rated BB and below (Below Investment Grade) increased from 4.1% to 6.1%, primarily due to ratings downgrades.

Below Investment Grade fixed maturities may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2009 and 2008.

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,861.9	11.9%	$1,897.2	12.2%
U.S. government agencies and authorities	673.6	4.3%	632.5	4.1%
U.S. corporate, state, and municipalities	5,842.5	37.3%	5,617.7	36.3%
Foreign	3,358.3	21.5%	3,265.5	21.0%
Residential mortgage-backed	2,056.2	13.1%	1,916.6	12.3%
Commercial mortgage-backed	1,331.1	8.5%	1,535.0	9.9%
Other asset-backed	531.7	3.4%	657.4	4.2%
Total	$15,655.3	100.0%	$15,521.9	100.0%

	2008
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,475.0	10.2%	$1,391.4	8.8%
U.S. government agencies and authorities	860.4	5.9%	783.2	5.0%
U.S. corporate, state, and municipalities	4,487.7	31.1%	4,925.1	31.2%
Foreign	2,523.4	17.4%	2,865.2	18.1%
Residential mortgage-backed	3,299.5	22.8%	3,412.6	21.6%
Commercial mortgage-backed	1,230.9	8.5%	1,601.0	10.1%
Other asset-backed	600.7	4.1%	814.6	5.2%
Total	$14,477.6	100.0%	$15,793.1	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of December 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$250.5	$253.1
After one year through five years	3,942.6	4,134.7
After five years through ten years	4,025.5	4,173.0
After ten years	3,194.3	3,175.5
Mortgage-backed securities	3,451.6	3,387.3
Other asset-backed securities	657.4	531.7
Less: securities pledged to creditors	483.7	469.8
Fixed maturities, excluding securities pledged	$15,038.2	$15,185.5

The Company did not have any investments in a single issuer other than obligations of the U.S. government and government agencies, and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2009 or 2008.

At December 31, 2009 and 2008, fixed maturities with fair values of $12.9 and $14.2, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2009 and 2008, approximately 29.4% and 15.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value as allowed under a provision of current US GAAP. The fair value of these instruments at December 31, 2009 and 2008 was $233.5 and $134.0, respectively, and is included in Fixed maturities, available for sale, on the Consolidated Balance Sheets. The impact to Other net realized capital gains (losses) on the Consolidated Statements of Operations related to these hybrid instruments was $57.0 and $6.0 for the years ended December 31, 2009 and 2008, respectively.

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $119.0 and $141.0 in ING proprietary funds as of December 31, 2009 and 2008, respectively.

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”). This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets has occurred in 2009, these challenging conditions largely remain.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to RMBS and asset-backed securities (“ABS”). Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income. Commencing in the fourth quarter of 2007, the Company expanded its definition of Alt-A loans to include residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default. Further, during the fourth quarter of 2007, the industry coalesced around classifying any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime into the Alt-A category, and the Company is following that approach.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive. The Company did not change its valuation procedures as a result of determining that the market was inactive. While the market for subprime RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in activity during the third and fourth quarters of 2009 primarily among Alt-A RMBS.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2009 and 2008.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $205.2 and $125.4, respectively, representing 1.3% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $249.1 and $114.5, respectively, representing 1.7% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	42.2%	2007	28.3%	AAA	57.8%	2008	0.3%
AA	16.0%	2006	24.4%	AA	31.5%	2007	23.6%
A	4.6%	2005 and prior	47.3%	A	4.2%	2006	23.3%
BBB	1.7%		100.0%	BBB	6.1%	2005 and prior	52.8%
BB and below	35.5%			BB and below	0.4%		100.0%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2009, the fair value and gross unrealized losses aggregated to $138.8 and $41.2, respectively, representing 0.9% of total fixed maturities. As of December 31, 2008, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $750.6 and $24.5, respectively, representing 5.2% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	37.5%	2007	11.3%	AAA	87.4%	2007	9.9%
AA	1.4%	2006	29.1%	AA	2.4%	2006	27.4%
A	1.7%	2005 and prior	59.6%	A	3.2%	2005 and prior	62.7%
BBB	8.0%		100.0%	BBB	0.2%		100.0%
BB and below	51.4%			BB and below	6.8%
	100.0%				100.0%

The change in exposure to Alt-A mortgages was due to the transfer of an economic interest in 80% of the Company’s Alt-A RMBS portfolio to the Dutch State during the first quarter of 2009. On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Consolidated Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

As part of the final restructuring plan submitted to the EC in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

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

As of December 31, 2009 and 2008, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.3 billion and $1.2 billion, respectively, and other ABS, excluding subprime exposure, totaled $343.0 and $372.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, and collateralized loan obligations comprising 39.9%, 11.4%, and 13.0%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2008, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 29.3%, 17.2%, 28.6% and 9.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	73.6%	2008	0.4%	AAA	94.9%	2008	0.3%
AA	2.3%	2007	21.9%	AA	3.1%	2007	19.8%
A	16.6%	2006	16.5%	A	1.9%	2006	16.7%
BBB	3.8%	2005 and prior	61.2%	BBB	0.1%	2005 and prior	63.2%
BB and below	3.7%		100.0%		100.0%		100.0%
	100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of December 31, 2009 and 2008:

2009				2008
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	56.3%	2008	5.9%	AAA	61.7%	2008	5.4%
AA	7.2%	2007	13.9%	AA	17.1%	2007	14.3%
A	18.0%	2006	29.8%	A	8.4%	2006	23.8%
BBB	17.0%	2005 and prior	50.4%	BBB	12.6%	2005 and prior	56.5%
BB and below	1.5%		100.0%	BB and below	0.2%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1.9 billion and $2.1 billion as of December 31, 2009 and December 31, 2008, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. Impairments taken on the mortgage loan portfolio were $10.3 and $3.8 for the years ended December 31, 2009 and 2008, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. All mortgage loans in the Company’s portfolio were current with respect to principal and interest at December 31, 2009 and 2008. Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At December 31, 2009 the Company had a $2.0 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of December 31, 2009 are as follows:

December 31, 2009(1)
Loan to Value Ratio:
0% - 50%	$569.0
50% - 60%	562.9
60% - 70%	593.6
70% - 80%	130.4
80% - 90%	20.6
Total Commercial Mortgage Loans	$1,876.5
(1) Balances do not include allowance for mortgage loan credit losses.

		December 31, 2009(1)(2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$1,233.9
	1.25x - 1.5x	229.6
	1.0x - 1.25x	152.6
	Less than 1.0x	195.4
Total Commercial Mortgage Loans		$1,811.5
(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables.

	December 31, 2009(1)		December 31, 2008
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by US Region:
Pacific	$372.2	19.8%	$353.6	16.8%
South Atlantic	308.3	16.5%	403.5	19.2%
Middle Atlantic	394.1	21.0%	440.4	20.9%
East North Central	143.0	7.6%	224.3	10.6%
West South Central	283.5	15.1%	259.8	12.3%
Mountain	158.0	8.4%	175.5	8.3%
New England	96.3	5.1%	101.8	4.8%
West North Central	52.6	2.8%	50.4	2.4%
East South Central	68.5	3.7%	98.5	4.7%
Total Commercial Mortgage Loans	$1,876.5	100.0%	$2,107.8	100.0%
(1)	Balances do not include allowance for mortgage loan credit losses.

	December 31, 2009(1)		December 31, 2008
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by Property Type:
Industrial	$628.1	33.5%	$682.7	32.4%
Retail	378.1	20.1%	460.9	21.9%
Office	325.0	17.3%	345.3	16.4%
Apartments	261.2	13.9%	314.9	14.9%
Hotel/Motel	156.1	8.3%	160.8	7.6%
Other	128.0	6.9%	143.2	6.8%
Total Commercial Mortgage Loans	$1,876.5	100.0%	$2,107.8	100.0%
(1)	Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of December 31, 2009.

December 31, 2009(1)

Year of Origination:
2009	$69.2
2008	155.3
2007	241.3
2006	639.8
2005	291.1
2004 and prior	479.8
Total Commercial Mortgage Loans	$1,876.5
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprised 79.2% and 81.0% of the Company’s total investment portfolio at December 31, 2009 and 2008, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2009 and 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$105.5	15.7%	$18.5	2.8%	$169.3	9.6%	$40.2	2.3%
More than six months and
twelve months or less
below amortized cost	44.0	6.6%	37.9	5.7%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	300.8	45.0%	161.4	24.2%	921.5	52.3%	60.3	3.4%
Total unrealized capital losses	$450.3	67.3%	$217.8	32.7%	$1,602.7	91.0%	$158.8	9.0%

The following tables summarize the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2009 and 2008.

		More than
	Six Months	Six Months and
	or less	Twelve Months	More than	Total
	Below	or less	Twelve Months	Unrealized
	Amortized	Below Amortized	Below	Capital
2009	Cost	Cost	Amortized Cost	Losses
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital losses	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2009 and 2008.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate,
state, and
municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential
mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial
mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

2008
U.S. Treasuries	$482.8	$0.9	$-	$-	$-	$-	$482.8	$0.9
U.S. corporate,
state, and
municipalities	1,104.3	89.0	1,487.4	235.9	613.4	202.8	3,205.1	527.7
Foreign	576.0	54.6	906.2	145.8	563.3	180.7	2,045.5	381.1
Residential
mortgage-backed	621.9	48.6	610.9	94.0	646.6	124.1	1,879.4	266.7
Commercial
mortgage-backed	84.3	2.6	285.4	69.5	821.5	298.1	1,191.2	370.2
Other asset-backed	88.1	13.7	156.8	25.1	319.4	176.1	564.3	214.9
Total	$2,957.4	$209.4	$3,446.7	$570.3	$2,964.2	$981.8	$9,368.3	$1,761.5

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.2% of the average book value as of December 31, 2009. In addition, this category includes 427 securities, which have an average quality rating of A+.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
twelve months or less
below amortized cost	734.6	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.7	$1,092.1	$236.4	$431.7	587	275

2008
Six months or less
below amortized cost	$5,085.8	$2,956.4	$408.8	$992.5	778	555
More than six months and
twelve months or less
below amortized cost	1,858.2	276.7	132.2	128.5	328	69
More than twelve months
below amortized cost	921.6	31.3	81.6	17.9	183	15
Total	$7,865.6	$3,264.4	$622.6	$1,138.9	1,289	639

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the table below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. corporate, state and
municipalities	2,744.0	988.8	211.7	316.1	579	232
Foreign	1,728.2	698.3	144.1	237.0	285	154
Residential mortgage-backed	1,733.1	413.4	131.1	135.6	252	77
Commercial mortgage-backed	812.8	748.5	102.6	267.6	93	72
Other asset-backed	363.8	415.3	32.2	182.6	76	104
Total	$7,865.6	$3,264.3	$622.6	$1,138.9	1,289	639

During the year ended December 31, 2009, unrealized capital losses on fixed maturities decreased by $1.1 billion primarily due to the transfer of 80% interest in the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State during the first quarter of 2009. In addition, improved economic conditions and tightening of credit spreads in 2009 served to increase the value of fixed maturities. These improvements were partially offset by the impact of the implementation of new US GAAP guidance on impairments in the second quarter of 2009, when certain noncredit impairments were reclassified into Other comprehensive income (loss), which previously were reported in Net realized capital gains (losses).

At both December 31, 2009 and 2008, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% and $206.3 or 11.7% of the total unrealized capital losses, as of December 31, 2009 and 2008, respectively. The value of the Company’s fixed maturities, including securities pledged, increased $1.2 billion before tax and DAC, from December 31, 2008 through December 31, 2009 primarily due to improved economic conditions and tightening of credit spreads in 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities”.

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

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$156.0	15	$-	-	$-	-
U.S. corporate	47.8	57	283.2	233	36.3	113
Foreign(1)	50.6	42	108.9	94	19.1	54
Residential mortgage-
Backed	31.6	69	349.3	194	7.1	30
Commercial mortgage-
Backed	17.7	11	220.8	29	-	-
Other asset-backed	43.4	32	24.8	35	10.5	21
Equity securities	19.5	9	55.1	17	-	-
Limited partnerships	17.6	17	6.6	6	3.0	1
Mortgage loans on
real estate	10.3	4	3.8	1	-	-
Total	$394.5	256	$1,052.5	609	$76.0	219
(1) Primarily U.S. dollar denominated.

The above schedule includes $112.2, $235.8, and $16.4, in other-than-temporary write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, related to credit impairments, which are recognized in earnings. The remaining $282.3, $816.7, and $59.6 in write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$156.0	15	$-	-	$-	-
U.S. corporate	35.9	42	204.5	180	31.6	102
Foreign(1)	48.7	41	81.3	78	19.1	54
Residential mortgage-
Backed	2.4	1	291.8	128	2.6	2
Commercial mortgage-
Backed	17.7	11	220.8	29	-	-
Other asset-backed	21.6	10	18.3	14	6.3	16
Total	$282.3	120	$816.7	429	$59.6	174
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the year ended December 31, 2009.

	2009
		No. of
	Impairment	Securities
U.S. corporate	$0.6	2
Foreign(1)	0.1	3
Residential mortgage-backed	16.8	29
Other asset-backed	29.2	17
Total	$46.7	51
(1) Primarily U.S. dollar denominated.

The fair value of the fixed maturities with other-than-temporary impairments at December 31, 2009, 2008, and 2007 was $2,964.4, $2,136.5, and $1,210.8, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

2009
Balance at April 1, 2009(1)	$25.1
Additional credit impairments:
On securities not previously impaired	13.6
On securities previously impaired	8.8
Reductions:
Securities sold, matured, prepaid or paid down	(1.5)
Balance at December 31, 2009	$46.0
(1) Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale, including
net OTTI of $(347.1), $(987.0), and $(73.0)
in 2009, 2008, and 2007, respectively	$(35.5)	$(990.8)	$(50.3)
Equity securities, available-for-sale, including
net OTTI of $(19.5), $(55.1), and $0.0
in 2009, 2008, and 2007, respectively	(2.9)	(81.0)	6.4
Derivatives	(190.2)	(187.0)	(123.0)
Other investments, including net OTTI
of $(27.9), $(10.4), and $(3.0)
in 2009, 2008, and 2007, respectively	(14.8)	(18.7)	(2.6)
Less: allocation to experience-rated contracts,
including net OTTI of $(175.5), $(439.1), and
$(49.9) in 2009, 2008, and 2007, respectively	11.3	624.4	141.9
Net realized capital losses	$(232.1)	$(653.1)	$(27.6)
After-tax net realized capital losses including
tax valuation allowance of $92.2 for 2009
and of $(328.0) for 2008	$(58.7)	$(752.5)	$(17.9)

The decline in Net realized capital losses for the year ended December 31, 2009, was primarily due to a decline in impairments related to improved market conditions which began in the latter part of the first quarter of 2009, as well as the implementation of new US GAAP guidance on impairments in the second quarter of 2009, which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). Also contributing to the decline was a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80.0% interest in the Company’s Alt-A RMBS to the Dutch State as well as gains on the sale of equity securities driven by improvements in equity market conditions.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves. For the December 31, 2009 and 2008, the Company fully amortized $11.3 and $624.4, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations. Net unamortized realized capital gains allocated to experience-rated contractowners were $53.8 at December 31, 2007 and were reflected in Future policy benefits and claims reserves.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,861.8	$12,320.6	$1,472.9	$15,655.3
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives	-	129.0	-	129.0
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	34,936.7	6,433.1	-	41,369.8
Total	$38,074.6	$18,884.5	$1,512.7	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives	-	283.4	48.3	331.7
Total	$-	$283.4	$54.3	$337.7

(1)	Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled
8.7%.

	2008
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,481.7	$10,704.3	$2,291.6	$14,477.6
Equity securities, available-for-sale	240.3	-	-	240.3
Derivatives	-	235.2	-	235.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	711.1	18.2	-	729.3
Assets held in separate accounts	30,547.6	5,380.1	-	35,927.7
Total	$32,980.7	$16,337.8	$2,291.6	$51,610.1

Liabilities:
Product guarantees	$-	$-	$220.0	$220.0
Derivatives	-	470.5	73.6	544.1
Total	$-	$470.5	$293.6	$764.1

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

Liquidity Management

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of general account assets, variable separate account performance, and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2009, the Company held net derivative liabilities with a fair value of $202.7.

Recent Initiatives

In the first half of 2009, the Company took certain actions to reduce its exposure to interest rate and market risks. These actions included reducing guaranteed interest rates for new business, reducing credited rates on existing business, curtailing sales of some products, reassessment of the investment strategy, as well as continuing a short-term program to hedge certain equity market risks associated with variable fee income. While the short-term hedge program was terminated in June 2009, the Company continues to use the remaining initiatives, which will be monitored, along with their financial impacts, to determine whether further actions are necessary.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products which the Company expects to commence selling during the first half of 2010.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion Core Tier 1 securities issued to the Dutch State. As part of the Restructuring Plan, ING also agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. In total, these extra payments amounted to a net present value of EUR 1.3 billion, and were recorded by ING as a one-time pre-tax charge in the fourth quarter of 2009. The terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remained unaltered and the additional payments were not borne by the Company or any other ING U.S. subsidiaries. In order to finance the repayment of EUR 5 billion Core Tier 1 securities and the associated costs as well as to mitigate the capital impact of the additional payments for the Back-Up Facility, ING launched a capital increase without preferential subscription rights for holders of (bearer depositary receipts for) ordinary shares of up to EUR 7.5 billion in November 2009. The rights issue was completed in December 2009. Proceeds of the issue in excess of the above amounts will be used to strengthen ING’s capital position.

On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter as announced on October 26, 2009. In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities. ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of December 31, 2009, the Company had a $287.2 receivable, including interest, from ING AIH and $13.0 due to ING AIH as of December 31, 2008.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of December 31, 2009 and 2008, ILIAC had no amounts outstanding under the revolving note facility.

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

At both December 31, 2009 and 2008, the amount of the loan outstanding was $4.9 which was reflected in Notes payable on the Consolidated Balance Sheets.

Capital Contributions and Dividends

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING. During 2008 and 2007, ILIAC did not receive any cash capital contributions from Lion.

During 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent. During 2007, ILIAC paid $145.0 in dividends on its common stock to its Parent. On February 19, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

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

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Consolidated Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II. Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2009, the Company did not hold any cash collateral and at December 31, 2008, the Company held $4.4, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2009 and 2008, the Company delivered collateral of $130.3 and $93.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates. The assets and liabilities related to these accounts are presented in the Consolidated Balance Sheets in Assets held in separate accounts and Liabilities related to separate accounts, respectively, excluding amounts consolidated and reported with general account assets, as discussed below.

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

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contractowner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account), less fees and expenses. The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities and market value annuities, under variable annuity contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuities issued by the Company are combination contracts offering both variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract. Amounts allocated to fixed accounts and market value annuities do not qualify for separate account accounting treatment and are therefore consolidated and reported with the general account assets and liabilities of the Company.

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

Products offering Annual Ratchet, Five Year Ratchet, Combination Annual Ratchet and 5% RollUp, and Combination Seven-Year Ratchet and 4% RollUp guarantees are no longer being sold by the Company. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are accounted for as derivatives under current US GAAP guidance for derivatives and, as of January 1, 2008, computed at fair value in accordance with current US GAAP guidance for fair value measurements. At December 31, 2009, there were no guaranteed benefits, and at December 31, 2008, the fair value of the guaranteed benefits was $180.0.

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

At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, $218.5 of which was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, $253.7 of which was with related parties. During 2009 and 2008, $46.8 and $81.3, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral position for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds of the entity are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.6 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $84.4 and $161.0, respectively.

As of December 31, 2009, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations(1)	$305.1	$305.1	$-	$-	$-
Reserves for insurance
obligations(2)	53,966.1	6,769.3	13,564.5	13,496.2	20,136.1
Pension obligations(3)	80.0	11.8	20.7	16.7	30.8
Total	$54,351.2	$7,086.2	$13,585.2	$13,512.9	$20,166.9

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Consolidated Balance Sheets. As of December 31, 2009, there are no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2 and is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $0.1 and $615.3, respectively at December 31, 2009 and 2008, and is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loan securities was $339.5 and $474.8, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as either Derivatives or Other liabilities, as appropriate, on the Consolidated Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long term debt ratings drop below BBB+/Baa1.

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

Statutory Capital and Risk-Based Capital

The Connecticut Insurance Department (the “Department”) recognizes only statutory accounting practices prescribed or permitted by the State of Connecticut for determining and reporting the financial condition and results of operations of an insurance company, and for determining its solvency under the Connecticut Insurance Law. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Connecticut.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 – Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting. The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $97.9. Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Department to grade-in the impact of higher reserve over a three year period. The Company elected this grade-in provision, as allowed under AG43 and as approved by the Department, which allows the Company to reflect the impact of adoption of $97.9 over a three year period. The impact of the grade-in for the year ended December 31, 2009 was a $32.6 increase in reserves and a corresponding decrease in statutory surplus.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement. If the Company’s risk-based capital levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%. Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized. The effects on the Company’s 2009 financial statements of adopting this change in accounting principle at December 31, 2009 were increases to total assets and capital and surplus of $51.1. This adoption had no impact on total liabilities or net income.

The NAIC risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that, as of December 31, 2009, ILIAC has total adjusted capital above all required capital levels.

The sensitivity of the Company’s statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees (See “Other Minimum Guarantees” above) to changes in the interest rates, credit spreads, and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design. Should statutory reserves increase for the reasons cited in the prior paragraph, this could result in future reductions in the Company’s surplus, which may also impact risk-based capital. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus. Future declines in interest rates and widening of credit spreads could cause future reductions in the Company’s surplus, which may also impact risk-based capital.

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

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current receivable of $3.7 may be received in less than one year, upon completion of such audits and exams. The timing of the payment of the remaining allowance of $18.6 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the consolidated financial statements set forth in Part II, Item 8. herein, for further information.)

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions required by ASU 2009-12 are presented in the Investments footnote to the consolidated financial statements set forth in Part II, Item 8. herein.

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

The provisions of ASU 2009-05 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in the Organization and Significant Accounting Policies footnote to the consolidated financial statements set forth in Part II, Item 8. herein.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

▪

Noncredit related impairments to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote to the consolidated financial statements set forth in Part II, Item 8. herein.

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

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote to the consolidated financial statements set forth in Part II, Item 8. herein. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote to the consolidated financial statements set forth in Part II, Item 8. herein. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

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

In addition, in April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which rescinds requirements to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates certain previous guidance to value many of those contingencies under ASC Topic 450, “Contingencies.”

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions for the year ended December 31, 2009.

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

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions or changes in ownership for the year ended December 31, 2009.

New Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

▪	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;
▪	Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;
▪	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and
▪	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-06.

Accounting and Reporting Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued ASU 2010-02 “Consolidations (ASC Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” (“ASU 2010-02”), which clarifies that the scope of the decrease in ownership provisions applies to the following:

▪	A subsidiary or group of assets that is a business or nonprofit activity;
▪	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
▪	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also notes that the decrease in ownership guidance does not apply to sales of in substance real estate and expands disclosure requirements.

The provisions of ASU 2010-02 are effective as of the beginning of the first interim or annual reporting period after December 15, 2009, and are required to be applied retrospectively to January 1, 2009. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-02.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidations (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-17 and ASU 2010-10.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers & Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

▪

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

▪	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders controls, unless the transfer meets the conditions for a participating interest; and
▪	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

The provisions of ASU 2009-16 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-16.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Administration’s recent proposal to facilitate “partial annuitizations” could encourage use of annuity products, while its proposal to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. Regarding company taxes, the Administration’s recently proposed “Financial Crisis Responsibility Fee”, to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted. Legislation has been reintroduced to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers, and the Department of Labor is reproposing regulations concerning the fee disclosure obligations of defined contribution service providers. Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products. The IRS and the Treasury have published final regulations, effective in 2009, that update and consolidate the rules applicable to 403(b) tax deferred annuity arrangements. The final regulations impose broad written plan document and operational compliance requirements on all 403(b) programs and contain new restrictions on annuity exchanges. The final regulations have the potential to change the marketplace for 403(b) service providers in a fundamental way and could have a material beneficial effect on providers that position themselves to assist 403(b) sponsors with plan document and operational compliance or otherwise assist with streamlining overall plan administration. For a description of Revenue Ruling 2007-61 issued by the IRS in September of 2007, see the “Liquidity and Capital Resources, Income Taxes” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” above.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by the divestment of all insurance and investment management operations, including the Company. In 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter as announced on October 26, 2009. In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities. ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector. For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); product administrative issues; and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(Dollar amounts in millions, unless otherwise stated)

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contractowner behavior, market value of the general account assets, and variable separate account performance and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of December 31, 2009, the Company had net derivative liabilities with a fair value of $202.7.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner, thereby reducing the Company’s exposure to interest rate movements. To further mitigate this risk, the Company may hedge interest rate risk from time to time. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2009. These changes to income could relate to future investment income, interest paid to contractowners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. A significant portion of the Company’s contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2009 Shareholder’s equity from the same instantaneous change in interest rates. The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
		Equity as of
	Effect on Net	December 31,
	Income	2009
Increase of 1%	$14.8	$14.8
Decrease of 1%	(24.2)	(24.2)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2009	2009
Increase of 1%	$1.0	$23.5
Decrease of 1%	(0.8)	(37.5)

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

The following schedule demonstrates the potential changes in annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2009. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2009 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
		Equity as of
	Effect on Net	December 31,
	Income	2009
Increase of 10%	$34.5	$34.5
Decrease of 10%	(35.5)	(35.5)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2009	2009
Increase of 10%	$13.0	$51.1
Decrease of 10%	(13.0)	(52.5)

Interest Rate Risk on Product Guarantees

As discussed in Part I, Item 1, certain of the Company’s products have guaranteed crediting rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Depending on the underlying product, the guarantee is treated as a derivative or an embedded derivative in accordance with current US GAAP guidance for derivatives and fair value measurements. The fair value is estimated using the income approach.

The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP fair value measurement guidance. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.

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

The following schedule demonstrates the potential change in the fair value of these guarantees and annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2009.

	Effect on
	Reserves for	Effect on
	2009	Net Income
Increase of 1%	$(9.1)	$9.1
Decrease of 1%	32.9	(32.9)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	100

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2009, 2008, and 2007	101

Consolidated Balance Sheets as of
December 31, 2009 and 2008	102

Consolidated Statements of Changes in Shareholder's Equity
For the years ended December 31, 2009, 2008, and 2007	104

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007	105

Notes to Consolidated Financial Statements	107

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 31, 2010

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Operations
(In millions)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Net investment income	$1,253.7	$1,083.7	$1,054.7
Fee income	533.8	612.9	769.9
Premiums	35.0	46.9	46.8
Broker-dealer commission revenue	275.3	622.5	568.4
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(442.0)	(1,052.5)	(76.0)
Portion of other-than-temporary impairment
losses recognized in Other comprehensive
income (loss)	47.5	-	-
Net other-than-temporary impairments
recognized in earnings	(394.5)	(1,052.5)	(76.0)
Other net realized capital gains	162.4	399.4	48.4
Total net realized capital losses	(232.1)	(653.1)	(27.6)
Other income	16.4	21.3	20.3
Total revenue	1,882.1	1,734.2	2,432.5
Benefits and expenses:
Interest credited and other benefits
to contractowners	522.6	1,432.4	802.8
Operating expenses	597.6	687.5	652.2
Broker-dealer commission expense	275.3	622.5	568.4
Net amortization of deferred policy acquisition
cost and value of business acquired	79.6	128.9	129.2
Interest expense	3.5	1.4	5.5
Total benefits and expenses	1,478.6	2,872.7	2,158.1
Income (loss) before income taxes	403.5	(1,138.5)	274.4
Income tax expense (benefit)	49.6	(108.3)	56.0
Net income (loss)	$353.9	$(1,030.2)	$218.4

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets
(In millions, except share data)

	As of December 31,
	2009	2008

Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $15,038.2 at 2009 and $14,544.3at 2008)	$15,185.5	$13,157.7
Equity securities, available-for-sale, at fair value
(cost of $175.1 at 2009 and $247.7 at 2008)	187.9	240.3
Short-term investments	535.5	41.9
Mortgage loans on real estate	1,874.5	2,107.8
Policy loans	254.7	267.8
Loan-Dutch State obligation	674.1	-
Limited partnerships/corporations	426.2	513.9
Derivatives	129.0	235.2
Securities pledged (amortized cost of $483.7 at 2009 and $1,248.8 at 2008)	469.8	1,319.9
Total investments	19,737.2	17,884.5
Cash and cash equivalents	243.3	203.5
Short-term investments under securities loan agreement,
including collateral delivered	351.0	483.9
Accrued investment income	217.2	205.8
Receivables for securities sold	3.1	5.5
Reinsurance recoverable	2,426.3	2,505.6
Deferred policy acquisition costs	901.8	865.5
Value of business acquired	991.5	1,832.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	287.2	-
Due from affiliates	49.1	13.8
Current income tax recoverable	23.9	38.6
Property and equipment	90.8	114.7
Other assets	100.8	233.3
Assets held in separate accounts	41,369.8	35,927.7
Total assets	$66,968.0	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets
(In millions, except share data)

	As of December 31,
	2009	2008

Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$21,115.0	$20,782.1
Payables for securities purchased	18.4	1.6
Payables under securities loan agreement, including collateral held	351.0	488.3
Notes payable	4.9	17.9
Borrowed money	0.1	615.3
Due to affiliates	159.9	116.7
Deferred income taxes	351.2	101.1
Other liabilities	693.6	874.7
Liabilities related to separate accounts	41,369.8	35,927.7
Total liabilities	64,063.9	58,925.4

Shareholder's equity
Common stock (100,000 shares authorized; 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,528.2	4,161.3
Accumulated other comprehensive loss	(15.0)	(482.1)
Retained earnings (deficit)	(1,611.9)	(2,117.5)
Total shareholder's equity	2,904.1	1,564.5
Total liabilities and shareholder's equity	$66,968.0	$60,489.9

The accompanying notes are an integral part of these consolidated financial statements.,

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2007	$2.8	$4,299.5	$(14.0)	$(1,305.7)	$2,982.6
Comprehensive income:
Net income	-	-	-	218.4	218.4
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(27.7) pretax), including
tax valuation allowance of $(6.4)	-	-	(24.4)	-	(24.4)
Pension liability ($7.1 pretax)	-	-	4.6	-	4.6
Total comprehensive income					198.6
Dividends paid	-	(145.0)	-	-	(145.0)
Employee share-based payments	-	4.8	-	-	4.8
Balance at December 31, 2007	2.8	4,159.3	(33.8)	(1,087.3)	3,041.0
Comprehensive loss:
Net loss	-	-	-	(1,030.2)	(1,030.2)
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($(635.4) pretax), including
tax valuation allowance of $6.4	-	-	(435.3)	-	(435.3)
Pension liability ($18.7 pretax)	-	-	(13.0)	-	(13.0)
Total comprehensive loss					(1,478.5)
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2008	2.8	4,161.3	(482.1)	(2,117.5)	1,564.5
Cumulative effect of change in accounting
principle, net of DAC and tax	-	-	(151.7)	151.7	-
Comprehensive loss:
Net income	-	-	-	353.9	353.9
Other comprehensive loss, net of tax:
Change in net unrealized capital gains (losses)
on securities ($879.0 pretax), including
change in tax valuation allowance of $(54.1)	-	-	656.2	-	656.2
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(47.5) pretax), including
increase in tax valuation allowance of $16.1	-	-	(47.5)	-	(47.5)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($0.8 pretax), including
decrease in tax valuation allowance of $(0.3)	-	-	0.8	-	0.8
Pension liability ($14.3 pretax)	-	-	9.3	-	9.3
Total comprehensive loss					972.7
Capital contribution	-	365.0	-	-	365.0
Employee share-based payments	-	1.9	-	-	1.9
Balance at December 31, 2009	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$353.9	$(1,030.2)	$218.4
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value
of business acquired, and sales inducements	(152.8)	(205.1)	(193.4)
Net amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	83.3	128.3	133.9
Net accretion/decretion of discount/premium	45.4	87.1	72.7
Future policy benefits, claims reserves, and
interest credited	398.2	1,296.8	579.6
Provision for deferred income taxes	36.7	25.3	30.4
Net realized capital gains	232.1	653.1	27.6
Depreciation	10.4	56.7	18.2
Change in:
Accrued investment income	(11.4)	(37.5)	12.1
Reinsurance recoverable	79.3	88.8	121.0
Other receivable and assets accruals	130.9	(115.3)	(37.0)
Due to/from affiliates	7.9	(17.2)	46.4
Other payables and accruals	46.0	(120.3)	17.8
Other, net	(110.6)	(44.0)	(16.4)
Net cash provided by operating activities	1,149.3	766.5	1,031.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	5,864.2	9,039.7	10,235.6
Equity securities, available-for-sale	99.4	135.0	113.8
Mortgage loans on real estate	308.7	146.5	205.4
Limited partnerships/corporations	116.2	510.1	32.6
Derivatives	25.3	175.0	44.4
Acquisition of:
Fixed maturities, available-for-sale	(6,215.4)	(11,593.4)	(8,425.5)
Equity securities, available-for-sale	(25.2)	(54.8)	(243.9)
Mortgage loans on real estate	(87.2)	(168.0)	(415.1)
Limited partnerships/corporations	(49.3)	(428.6)	(312.1)
Derivatives	(196.1)	(122.4)	(12.2)
Policy loans, net	13.1	5.6	(4.5)
Short-term investments, net	(492.7)	126.7	(163.3)
Loan-Dutch State obligation, net	124.8	-	-
Sales (purchases) of fixed assets, net	13.5	(24.0)	(90.5)
Collateral (delivered) held, net	(4.4)	23.2	(18.8)
Net cash (used in) provided by investing activities	(505.1)	(2,229.4)	945.9

The accompanying notes are an integral part of these consolidated financial statements. 106

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,069.6	3,836.4	1,600.0
Maturities and withdrawals from investment contracts	(2,123.6)	(2,312.2)	(3,451.2)
Short-term (repayments) loans to (from) affiliates	(300.2)	13.0	45.0
Short-term repayments of repurchase agreements, net	(615.2)	(123.1)	(94.8)
Notes payable	-	-	9.9
Dividends to Parent	-	-	(145.0)
Contribution of capital	365.0	-	-
Net cash (used in) provided by financing activities	(604.4)	1,414.1	(2,036.1)
Net increase (decrease) in cash and cash equivalents	39.8	(48.8)	(58.9)
Cash and cash equivalents, beginning of year	203.5	252.3	311.2
Cash and cash equivalents, end of year	$243.3	$203.5	$252.3
Supplemental cash flow information:
Income taxes paid (received), net	$13.7	$(44.1)	$45.1
Interest paid	$4.8	$23.6	$44.6
Non-cash transfer: Loan-Dutch State obligation	$798.9	$-	$-

The accompanying notes are an integral part of these consolidated financial statements. 107

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Organization and Significant Accounting Policies

Basis of Presentation

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or a combination thereof.

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

The Company has one operating segment.

Recently Adopted Accounting Standards

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP. The disclosure provisions required by ASU 2009-12 are presented in the Investments footnote to these consolidated financial statements.

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

The provisions of ASU 2009-05 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 - Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in this Organization and Significant Accounting Policies footnote.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC Topic 320, “Investments-Debt and Equity Securities,” which requires:

▪

Noncredit related impairments to be recognized in other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote to these consolidated financial statements.

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

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote to these consolidated financial statements. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote to these consolidated financial statements. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

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

In addition, in April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which rescinds requirements to recognize contingent assets and liabilities acquired in a business combination at fair value on the acquisition date, and reinstates certain previous guidance to value many of those contingencies under ASC Topic 450, “Contingencies.”

These provisions, as included in ASC Topic 805, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions for the year ended December 31, 2009.

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

These provisions, as included in ASC Topic 323, were adopted by the Company on January 1, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows as of December 31, 2009, as there have been no acquisitions or changes in ownership for the year ended December 31, 2009.

New Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

▪	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;
▪	Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;
▪	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and
▪	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-06.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Accounting and Reporting Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued ASU 2010-02 “Consolidations (ASC Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” (“ASU 2010-02”), which clarifies that the scope of the decrease in ownership provisions applies to the following:

▪	A subsidiary or group of assets that is a business or nonprofit activity;
▪	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
▪	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also notes that the decrease in ownership guidance does not apply to sales of in substance real estate and expands disclosure requirements.

The provisions of ASU 2010-02 are effective as of the beginning of the first interim or annual reporting period after December 15, 2009, and are required to be applied retrospectively to January 1, 2009. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-02.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

▪

Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The provisions of ASU 2009-17 and ASU 2010-10 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-17 and ASU 2010-10.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers & Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

▪

Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

▪	Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders controls, unless the transfer meets the conditions for a participating interest; and
▪	Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

The provisions of ASU 2009-16 are effective as of the beginning of the first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2009-16.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, certain money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the consolidated financial statements, as of December 31, 2009 and for the three years ended December 31, 2009, 2008, and 2007, were issued.

Investments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment, if any, for related changes in experience-rated contract allocations, DAC, value of business acquired (“VOBA”), and deferred income taxes.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320.

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

Experience-Rated Products

Included in available-for-sale securities are investments that support experience-rated products. Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains and losses) and other risks, subject to, among other things, minimum principal and interest guarantees. Unamortized realized capital gains (losses) on the sale of and unrealized capital gains (losses) on investments supporting these products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets. Net realized capital gains (losses) on all other investments are reflected in the Consolidated Statements of Operations. Unrealized capital gains (losses) on all other investments are reflected in Accumulated other comprehensive income (loss) in Shareholder’s equity, net of DAC and VOBA adjustments, and related income taxes. During 2008 and 2009, due to the economic environment, which resulted in significant realized and unrealized losses associated with assets supporting experience-rated contracts, the Company accelerated the amortization of realized losses and recorded such amounts in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations and recorded unrealized losses in Accumulated other comprehensive income (loss) in Shareholder’s equity rather than Future policy benefits and claims reserves.

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

Valuation of Investments and Derivatives

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third-party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market is that it is now active. The market for subprime RMBS remains largely inactive, and as such these securities will

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $93.4 and $11.2 billion of a total of $15.7 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. All prices and broker quotes obtained, with the exception of CMO-B securities, go through the review process described above, including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Short-term investments: The fair values for certain short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815, “Derivatives and Hedging”. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in ASC 820. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of December 31, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in an increase in the value of the derivatives for product guarantees.

The following investments are reported at values other than fair value on the Consolidated Balance Sheets, and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Policy loans: The reported value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Loan - Dutch State obligation: The reported value of the State of the Netherlands (the “Dutch State”) loan obligation is based on the outstanding loan balance plus any unamortized premium.

Limited partnerships/corporations: The carrying value for these investments, primarily private equities and hedge funds, is determined based on the Company’s degree of influence over the investee’s operating and financial policies along with the percent of the investee that the Company owns. Those investments where the Company has determined it has significant influence are accounted for under the equity method, with the remainder accounted for under the cost method.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Consolidated Balance Sheets. As of December 31, 2009, there are no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2 and is included

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $0.1 and $615.3, respectively at December 31, 2009 and 2008, and is included in Borrowed money on the Consolidated Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loaned securities was $339.5 and $474.8, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment.

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long term debt ratings drop below BBB+/Baa1.

The Company also has investments in certain fixed maturity instruments, and has issued certain products with guarantees, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

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

Current US GAAP guidance for universal life and investment-type products, such as fixed and variable deferred annuities, indicates DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Internal Replacements

Contractowners may periodically exchange one contract for another, or make modifications to an existing contract. Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with current US GAAP guidance for DAC related to modification or exchange of insurance contracts.

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

At December 31, 2009 and 2008, total accumulated depreciation and amortization was $92.0 and $103.0, respectively. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated or amortized. The Company’s property and equipment are depreciated using the following estimated useful lives.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 0.0% to 7.8% for the years 2009, 2008, and 2007. Certain reserves also may include net unrealized gains and losses related to investments and unamortized net realized gains and losses on investments for experience-rated contracts. Reserves on experience-rated contracts reflect the rights of contractowners, plan participants, and the Company. During 2009 and 2008, given the economic environment, which resulted in significant net realized and unrealized losses, the Company did not include the net unrealized and unamortized realized losses associated with experienced-rated contracts in Future policy benefits and claims reserves. The net unrealized losses on investments supporting experience-rated contracts are reflected in Accumulated other comprehensive (loss) income, and the amortization of realized losses has been recorded in Interest credited and other benefits to

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

contractowners. Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration. For the years 2009, 2008, and 2007, reserve interest rates ranged from 5.3% to 6.0%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with the requirements of US GAAP guidance for insurance companies, derivatives, and fair value measurements. The fair value of the obligation is calculated based on the income approach. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks beginning January 1, 2008 with the adoption of new US GAAP guidance on fair value measurements. Nonperformance risk for product guarantees contain adjustment to the fair value of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair value of these product guarantees.

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

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

▪	such separate accounts are legally recognized;
▪	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
▪	investments are directed by the contractholder;
▪	and, all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets and liabilities that meet the above criteria at fair value based on the fair value of the underlying investments. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Assets and liabilities of separate account arrangements that do not meet the above criteria for separate presentation in the Consolidated Balance Sheets (primarily the guaranteed interest option), and revenue and expenses related to such arrangements, are consolidated in the financial statements with the general account. At December 31, 2009 and 2008, unrealized capital losses of $8.8 and $53.2, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in Shareholder’s equity.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance agreement with a subsidiary of Lincoln National Corporation (“Lincoln”). The Lincoln subsidiary established a trust to secure it obligations to the Company under the reinsurance transaction. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.4 billion and $2.5 billion at December 31, 2009 and 2008, respectively, is related to the reinsurance recoverable from a subsidiary of Lincoln under this reinsurance agreement.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2009.

			Gross	Gross
			Unrealized	Unrealized
		Amortized	Capital	Capital		Fair
		Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
	U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
	U.S. government agencies and
	authorities	632.5	41.1	-	-	673.6
	State, municipalities, and political
	subdivisions	112.5	2.5	7.8	-	107.2

	U.S. corporate securities:
	Public utilities	1,138.7	40.8	14.3	-	1,165.2
	Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
	Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

	Foreign securities(1):
	Government	343.0	29.2	8.7	-	363.5
	Other	2,922.5	129.0	56.6	0.1	2,994.8
	Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

	Residential mortgage-backed securities	1,916.6	268.3	111.9	16.8	2,056.2
	Commercial mortgage-backed securities	1,535.0	10.4	214.3	-	1,331.1
	Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

	Total fixed maturities, including
	securities pledged	15,521.9	801.5	621.4	46.7	15,655.3
	Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities		15,038.2	797.2	603.2	46.7	15,185.5
Equity securities		175.1	13.4	0.6	-	187.9
Total investments, available-for-sale		$15,213.3	$810.6	$603.8	$46.7	$15,373.4
(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit
	impairments").

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, were as follows as of December 31, 2008.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasuries	$1,391.4	$84.5	$0.9	$1,475.0
U.S. government agencies and authorities	783.2	77.2	-	860.4
State, municipalities, and political subdivisions	72.9	0.3	17.7	55.5

U.S. corporate securities:
Public utilities	926.8	4.3	101.2	829.9
Other corporate securities	3,925.4	85.7	408.8	3,602.3
Total U.S. corporate securities	4,852.2	90.0	510.0	4,432.2

Foreign securities(1):
Government	409.8	4.3	63.3	350.8
Other	2,455.4	35.0	317.8	2,172.6
Total foreign securities	2,865.2	39.3	381.1	2,523.4

Residential mortgage-backed securities	3,412.6	153.6	266.7	3,299.5
Commercial mortgage-backed securities	1,601.0	0.1	370.2	1,230.9
Other asset-backed securities	814.6	1.0	214.9	600.7

Total fixed maturities, including
fixed maturities pledged	15,793.1	446.0	1,761.5	14,477.6
Less: fixed maturities pledged	1,248.8	78.9	7.8	1,319.9
Total fixed maturities	14,544.3	367.1	1,753.7	13,157.7
Equity securities	247.7	1.0	8.4	240.3
Total investments available-for-sale	$14,792.0	$368.1	$1,762.1	$13,398.0
(1) Primarily U.S. dollar denominated.

At December 31, 2009, net unrealized gains were $146.2 and at December 31, 2008, net unrealized losses were $1,322.9 on total fixed maturities, including securities pledged to creditors, and equity securities. During 2009 and 2008, as a result of the economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves and no net unrealized losses were allocated to experience-rated contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, excluding securities pledged, as of December 31, 2009, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$250.5	$253.1
After one year through five years	3,942.6	4,134.7
After five years through ten years	4,025.5	4,173.0
After ten years	3,194.3	3,175.5
Mortgage-backed securities	3,451.6	3,387.3
Other asset-backed securities	657.4	531.7
Less: securities pledged	483.7	469.8
Fixed maturities, excluding securities pledged	$15,038.2	$15,185.5

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2009 or 2008.

At December 31, 2009 and 2008, fixed maturities with fair values of $12.9 and $14.2, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2009 and 2008, approximately 29.4% and 15.7%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips are accounted for as hybrid instruments and valued at fair value as allowed under a provision of current US GAAP. The fair value of these instruments at December 31, 2009 and 2008 was $233.5 and $134.0, respectively, and is included in Fixed maturities, available for sale, on the Consolidated Balance Sheets. The impact to Other net realized capital gains (losses) on the Consolidated Statements of Operations related to these hybrid instruments was $57.0 and $6.0 for the years ended December 31, 2009 and 2008, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance Americas with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio. The ING-Dutch State Transaction closed March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company’s Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and will pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company’s Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company’s Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions made with respect to the 80% participation interest in the Company’s Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for US GAAP and is reported in Loan - Dutch State obligation on the Consolidated Balance Sheets.

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”). Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital gains (losses) on the Consolidated Statements of Operations.

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

Equity Securities

Equity securities, available-for-sale, included investments with fair values of $119.0 and $141.0 in ING proprietary funds as of December 31, 2009 and 2008, respectively.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets (the “Required Collateral Value Amount”). Cash collateral received is invested in short term investments, with the offsetting collateral liability included in Borrowed money on the Consolidated Balance Sheets. As of December 31, 2009, there are no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2008, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $657.2 and is included in Securities pledged on the Consolidated Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $0.1 and $615.3, respectively at December 31, 2009 and 2008, and is included in Borrowed money on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2009 and 2008, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2009. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal, based on counterparty ongoing monitoring processes.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2009 and 2008, the fair value of loaned securities was $339.5 and $474.8, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.1 at December 31, 2009 are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of December 31, 2009 and 2008.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of December 31, 2009 and 2008.

	2009				2008
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$105.5	15.7%	$18.5	2.8%	$169.3	9.6%	$40.2	2.3%
More than six months and
twelve months or less
below amortized cost	44.0	6.6%	37.9	5.7%	511.9	29.1%	58.3	3.3%
More than twelve months
below amortized cost	300.8	45.0%	161.4	24.2%	921.5	52.3%	60.3	3.4%
Total unrealized capital loss	$450.3	67.3%	$217.8	32.7%	$1,602.7	91.0%	$158.8	9.0%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2009 and 2008.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2009	Cost	Cost	Cost	Losses
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

2008
Interest rate or spread widening	$144.2	$381.7	$383.5	$909.4
Mortgage and other asset-backed
securities	65.3	188.5	598.3	852.1
Total unrealized capital losses	$209.5	$570.2	$981.8	$1,761.5
Fair value	$2,999.6	$3,446.7	$2,964.2	$9,410.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. corporate, state and
municipalities	2,744.0	988.8	211.7	316.1	579	232
Foreign	1,728.2	698.3	144.1	237.0	285	154
Residential mortgage-backed	1,733.1	413.4	131.1	135.6	252	77
Commercial mortgage-backed	812.8	748.5	102.6	267.6	93	72
Other asset-backed	363.8	415.3	32.2	182.6	76	104
Total	$7,865.6	$3,264.3	$622.6	$1,138.9	1,289	639

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.2% of the average book value as of December 31, 2009. In addition, this category includes 427 securities, which have an average quality rating of A+.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
twelve months or less
below amortized cost	734.6	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.7	$1,092.1	$236.4	$431.7	587	275

2008
Six months or less
below amortized cost	$5,085.8	$2,956.4	$408.8	$992.5	778	555
More than six months and
twelve months or less
below amortized cost	1,858.2	276.7	132.2	128.5	328	69
More than twelve months
below amortized cost	921.6	31.3	81.6	17.9	183	15
Total	$7,865.6	$3,264.4	$622.6	$1,138.9	1,289	639

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. corporate, state and
municipalities	2,744.0	988.8	211.7	316.1	579	232
Foreign	1,728.2	698.3	144.1	237.0	285	154
Residential mortgage-backed	1,733.1	413.4	131.1	135.6	252	77
Commercial mortgage-backed	812.8	748.5	102.6	267.6	93	72
Other asset-backed	363.8	415.3	32.2	182.6	76	104
Total	$7,865.6	$3,264.3	$622.6	$1,138.9	1,289	639

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2009 and 2008.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2009
U.S. Treasuries	$1,040.4	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	253	25
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.6	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	584	277

2008
U.S. Treasuries	$483.7	$-	$0.9	$-	4	-
U.S. corporate, state and
municipalities	2,744.0	988.8	211.7	316.1	579	232
Foreign	1,728.2	698.3	144.1	237.0	285	154
Residential mortgage-backed	1,733.1	413.4	131.1	135.6	252	77
Commercial mortgage-backed	812.8	748.5	102.6	267.6	93	72
Other asset-backed	363.8	415.3	32.2	182.6	76	104
Total	$7,865.6	$3,264.3	$622.6	$1,138.9	1,289	639

During the year ended December 31, 2009, unrealized capital losses on fixed maturities decreased by $1.1 billion primarily due to the transfer of 80% interest in the Alt-A RMBS securities owned by the Company as a result of the Alt-A transaction with the Dutch State during the first quarter of 2009. In addition, improved economic conditions and tightening of credit spreads in 2009 served to increase the value of fixed maturities. These improvements were partially offset by the impact of the implementation of new US GAAP guidance on impairments in the second quarter of 2009, when certain noncredit impairments were reclassified into Other comprehensive income (loss), which previously were reported in Net realized capital gains (losses).

At both December 31, 2009 and 2008, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% and $206.3 or 11.7% of the total unrealized capital losses, as of December 31, 2009 and 2008, respectively.

The fair value of the Company’s fixed maturities, including securities pledged, increased $1.2 billion before tax and DAC, from December 31, 2008 through December 31, 2009 primarily due to improved economic conditions and tightening of credit spreads in 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”). If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”). The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss) by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$156.0	15	$-	-	$-	-
U.S. corporate	47.8	57	283.2	233	36.3	113
Foreign(1)	50.6	42	108.9	94	19.1	54
Residential mortgage-backed	31.6	69	349.3	194	7.1	30
Commercial mortgage-backed	17.7	11	220.8	29	-	-
Other asset-backed	43.4	32	24.8	35	10.5	21
Equity securities	19.5	9	55.1	17	-	-
Limited partnerships	17.6	17	6.6	6	3.0	1
Mortgage loans on real estate	10.3	4	3.8	1	-	-
Total	$394.5	256	$1,052.5	609	$76.0	219
(1)	Primarily U.S. dollar denominated.

The above schedule includes $112.2, $235.8, and $16.4, in other-than-temporary write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, related to credit impairments, which are recognized in earnings. The remaining $282.3, $816.7, and $59.6 in write-downs for the years ended December 31, 2009, 2008, and 2007, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings by type for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$156.0	15	$-	-	$-	-
U.S. corporate	35.9	42	204.5	180	31.6	102
Foreign(1)	48.7	41	81.3	78	19.1	54
Residential mortgage-backed	2.4	1	291.8	128	2.6	2
Commercial mortgage-backed	17.7	11	220.8	29	-	-
Other asset-backed	21.6	10	18.3	14	6.3	16
Total	$282.3	120	$816.7	429	$59.6	174
(1)	Primarily U.S. dollar denominated.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the year ended December 31, 2009.

	2009
		No. of
	Impairment	Securities
U.S. corporate	$0.6	2
Foreign(1)	0.1	3
Residential mortgage-backed	16.8	29
Other asset-backed	29.2	17
Total	$46.7	51
(1) Primarily U.S. dollar denominated.

The fair value of the fixed maturities with other-than-temporary impairments at December 31, 2009, 2008, and 2007 was $2,964.4, $2,136.5, and $1,210.8, respectively.

The following table identifies the amount of credit impairments on fixed maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

2009
Balance at April 1, 2009(1)	$25.1
Additional credit impairments:
On securities not previously impaired	13.6
On securities previously impaired	8.8
Reductions:
Securities sold, matured, prepaid or paid down	(1.5)
Balance at December 31, 2009	$46.0
(1)	Represents credit losses remaining in Retained earnings related to the adoption of new guidance on
OTTI, included in ASC Topic 320, on April 1, 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale	$1,125.7	$1,019.3	$895.5
Equity securities, available-for-sale	15.4	(13.2)	38.5
Mortgage loans on real estate	111.3	116.0	118.5
Real estate	6.6	9.0	-
Policy loans	13.7	14.2	14.1
Short-term investments and cash equivalents	2.4	5.8	2.2
Other	18.4	12.7	88.3
Gross investment income	1,293.5	1,163.8	1,157.1
Less: investment expenses	39.8	80.1	102.4
Net investment income	$1,253.7	$1,083.7	$1,054.7

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale, including
net OTTI of $(347.1), $(987.0), and $(73.0)
in 2009, 2008, and 2007, respectively	$(35.5)	$(990.8)	$(50.3)
Equity securities, available-for-sale, including
net OTTI of $(19.5), $(55.1), and $0.0
in 2009, 2008, and 2007, respectively	(2.9)	(81.0)	6.4
Derivatives	(190.2)	(187.0)	(123.0)
Other investments, including net OTTI
of $(27.9), $(10.4), and $(3.0)
in 2009, 2008, and 2007, respectively	(14.8)	(18.7)	(2.6)
Less: allocation to experience-rated contracts,
including net OTTI of $(175.5), $(439.1), and
$(49.9) in 2009, 2008, and 2007, respectively	11.3	624.4	141.9
Net realized capital losses	$(232.1)	$(653.1)	$(27.6)
After-tax net realized capital losses including
tax valuation allowance of $92.2 for 2009
and of $(328.0) for 2008	$(58.7)	$(752.5)	$(17.9)

The decline in Net realized capital losses for the year ended December 31, 2009, was primarily due to a decline in impairments related to improved market conditions which

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

began in the latter part of the first quarter of 2009, as well as the implementation of new US GAAP guidance on impairments in the second quarter of 2009, which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). Also contributing to the decline was a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State as well as gains on the sale of equity securities driven by improvements in equity market conditions.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses) and an offsetting amount was reflected in Future policy benefits and claim reserves on the Consolidated Balance Sheets. During 2008 and continuing in 2009, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflect those losses in Future policy benefits and claims reserves. During 2009 and 2008, the Company fully amortized $11.3 and $624.4, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations. Net unamortized realized capital gains allocated to experienced-rated contractowners were $53.8 at December 31, 2007 and were reflected in Future policy benefits and claims reserves.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, including those related to experience-related contracts, were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Proceeds on sales	$4,674.6	$8,426.5	$5,738.8
Gross gains	228.5	120.0	66.4
Gross losses	87.4	234.4	101.2

3.	Financial Instruments

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,861.8	$12,320.6	$1,472.9	$15,655.3
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives	-	129.0	-	129.0
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	34,936.7	6,433.1	-	41,369.8
Total	$38,074.6	$18,884.5	$1,512.7	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives	-	283.4	48.3	331.7
Total	$-	$283.4	$54.3	$337.7

(1)	Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.7%.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

	2008
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,481.7	$10,704.3	$2,291.6	$14,477.6
Equity securities, available-for-sale	240.3	-	-	240.3
Derivatives	-	235.2	-	235.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	711.1	18.2	-	729.3
Assets held in separate accounts	30,547.6	5,380.1	-	35,927.7
Total	$32,980.7	$16,337.8	$2,291.6	$51,610.1

Liabilities:
Product guarantees	$-	$-	$220.0	$220.0
Derivatives	-	470.5	73.6	544.1
Total	$-	$470.5	$293.6	$764.1

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2009.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.

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

The fair values for certain collateralized mortgage obligations (“CMO-Bs”) are determined by taking the average of broker quotes when more than one broker quote is provided. Approximately three broker quotes are currently being provided for these securities. A few of the CMO-Bs are priced by the originating broker due to the complexity and unique characteristics of the assets. CMO-Bs are classified as Level 3 assets due to the lack of corroborating evidence to support a higher level and the inactivity of the market for these bonds.

Trading activity for the Company’s Residential Mortgage-backed Securities (“RMBS”), particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets. During 2008 and 2009, the Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008. As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets. The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. While the market for subprime and Alt-A RMBS remained largely inactive in the first half of 2009 compared to prior years, the Company noted an increase in trade activity of Alt-A RMBS during the second half of 2009. Therefore, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market is that it is now active. The market for subprime RMBS remains largely inactive, and as such these securities will remain in Level 3 of the valuation hierarchy. The Company will continue to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2009, $93.4 and $11.2 billion of a total of $15.7 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

valued using a matrix-based pricing model and CMO-Bs valued using average broker quotes.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, broker quotes are solicited. All prices and broker quotes obtained, with the exception of CMO-B securities, go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 3 assets.

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are included in Level 1. Bond valuations are obtained from third party commercial pricing services and brokers and are classified in the fair value hierarchy as Level 1 or Level 2 assets consistent with the policies described above for Fixed maturities.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Product guarantees: The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815, “Derivatives and Hedging”. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The fair value of the obligation is calculated based on the income approach as described in ASC 820. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. These derivatives are classified as Level 3 assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment. The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees. As of December 31, 2009, the credit spread of ING and the Company changed in relation to prior periods, which resulted in an increase in the value of the derivatives for product guarantees.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Consolidated Balance Sheets and therefore not categorized in the fair value hierarchy:

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value (“NAV”) as provided by the investee.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows at market risk-free rates adjusted for credit spreads.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts.

Investment contract liabilities (included in Future policy benefits and claims reserves):

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

Notes receivable from affiliates: Estimated fair value of the Company’s notes receivable from affiliates is based upon discounted future cash flows using a discount rate approximating the current market value.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2009 and 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$15,655.3	$15,655.3	$14,477.6	$14,477.6
Equity securities, available-for-sale	187.9	187.9	240.3	240.3
Mortgage loans on real estate	1,874.5	1,792.8	2,107.8	2,027.9
Loan-Dutch State obligation	674.1	645.5	-	-
Policy loans	254.7	254.7	267.8	267.8
Cash, cash equivalents, short-term
investments, and short-term
investments under securities
loan agreement	1,129.8	1,129.8	729.3	729.3
Derivatives	129.0	129.0	235.2	235.2
Notes receivable from affiliates	175.0	169.6	175.0	175.0
Assets held in separate accounts	41,369.8	41,369.8	35,927.7	35,927.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,359.0	1,450.4	1,529.4	1,610.6
Without a fixed maturity	16,441.2	17,688.4	15,611.8	17,237.9
Product guarantees	6.0	6.0	220.0	220.0
Derivatives	331.7	331.7	544.1	544.1

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

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2009 and 2008.

		Fixed maturities,		Equity
		available-for-sale,		securities,
		including		available-			Product
		securities pledged		for-sale	Derivatives		Guarantees
Balance at January 1, 2009		$2,291.6		$-	$(73.6)		$(220.0)
	Capital gains (losses):
	Net realized capital (losses) gains	(41.2)	(1)	(11.0)	5.9	(3)	219.4	(4)
	Net unrealized capital gains(2)	137.7		5.3	-		-
	Total net realized and unrealized
	capital gains (losses)	96.5		(5.7)	5.9		219.4
	Purchases, sales, issuances,
	and settlements, net	(432.7)		1.0	11.6		(5.4)
	Transfers in to Level 3	-		44.5	-		-
	Transfers out of Level 3	(482.5)		-	7.8		-
Balance at December 31, 2009		$1,472.9		39.8	$(48.3)		$(6.0)

Balance at January 1, 2008		$1,737.6		$-	$-		$(76.4)
	Capital gains (losses):
	Net realized capital losses	(72.6)	(1)	-	(29.3)	(3)	(139.6)	(4)
	Net unrealized capital gains(2)	71.8		-	-		-
	Total net realized and unrealized
	capital losses	(0.8)		-	(29.3)		(139.6)
	Purchases, sales, issuances,
	and settlements, net	(171.7)		-	21.5		(4.0)
	Transfers in to Level 3	726.5		-	(65.8)		-
Balance at December 31, 2008		$2,291.6		$-	$(73.6)		$(220.0)

(1)	This amount is included in Net realized capital gains (losses) with $(79.8) and $5.4 for the years ended December 31, 2009
	and 2008, respectively, related to the amortization of book value included in Net investment income on the Consolidated
	Statements of Operations.
(2)	The amounts in this line are included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(3)	This amount is included in Net realized capital gains (losses) on the Consolidated Statements of Operations and contains
	unrealized gains (losses) on Level 3 derivatives held at December 31, 2009 and 2008. All gains and losses on these Level 3
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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Level 3 fair value balances are discussed below by investment type.

Fixed Maturities available-for-sale, including securities pledged: The amount of Level 3 fixed maturities for the year ended December 31, 2009, declined mainly due to the transfer of 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State during the first quarter of 2009. The unrealized capital gains on Level 3 fixed maturities for the year ended December 31, 2009, represent the decrease in unrealized losses due to the decrease in the Level 3 fixed maturities portfolio related to the Dutch State Transaction, as well as increases in the value of fixed maturities as the markets improved in the latter part of 2009. Transfers out of Level 3 for the year ended December 31, 2009, represent the movement of Alt-A mortgage-backed securities to Level 2, as the market became active again for these securities at the end of 2009. The increase in Level 3 fixed maturities for the year ended December 31, 2008, was related to the Company’s determination that subprime and Alt-A RMBS should be classified as Level 3 due to decreased levels of corroborating market activity for these securities.

Equity securities, available-for-sale: Equity securities transferred into Level 3 in 2009 represent private equities or equity securities not traded on an exchange, which are valued by sources other than a pricing service such as analytics or brokers.

Derivatives: Fair value of Level 3 derivatives declined for the year ended December 31, 2009, primarily due to the transfer from Level 3 to Level 1 of futures contracts, which are valued based on unadjusted prices from an active exchange. Level 3 derivatives for the year ended December 31, 2008 increased due to the transfer in of subprime and Alt-A RMBS due to significantly reduced market activity.

Product guarantees: For the year ended December 31, 2009, the value of the liability related to product guarantees decreased as an increase in interest rates and market values increased customer account balances and decreased the Company’s liability. As of December 31, 2009, the net realized gains attributable to credit risk were $5.0. For the year ended December 31, 2008, liabilities related to product guarantees increased as deterioration in the economic environment led to lower customer account balances and increased the Company’s liability.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

Forwards: Forwards are acquired to hedge the Company’s CMO-B portfolio against movements in interest rates, particularly mortgage rates. On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards).

Swaptions: Swaptions are used to manage interest rate risk in the Company’s collateralized mortgage obligations portfolio. Swaptions are contracts that give the Company the option to enter into an interest rate swap at a specific future date.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. A decrease in variable annuity account values would also result in lower fee income. A decrease in equity markets may also negatively impact the Company’s investment in equity securities. The futures income would serve to offset these effects. Futures contracts are also used to hedge against an increase in certain equity indices. Such increases may result in increased payments to contract holders of fixed indexed annuity contracts, and the futures income would serve to offset this increased expense. The underlying reserve liabilities are valued under ASC 820, ASC 815 and ASC 944. The change in reserve liabilities is recorded in Interest credited and other benefits to contractowners in the Consolidated Statements of Operations.

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

Embedded derivatives: The Company also has investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.

The notional amounts and fair values of derivatives were as follows as of December 31, 2009 and 2008.

	2009			2008
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate swaps(1)	5,909.4	$86.8	$(228.8)	7,207.2	$207.6	$(439.6)
Foreign exchange swaps(1)	199.5	-	(43.3)	199.5	3.1	(21.7)
Credit default swaps(1)	243.9	0.2	(53.6)	341.1	16.1	(75.0)
Forwards(1)	-	-	-	263.0	3.3	-
Swaptions(1)	90.7	0.5	-	2,521.5	5.1	-
Futures(1)	-	-	-	580.6	-	(7.8)
Interest rate caps(1)	3,750.0	41.5	(6.0)	-	-	-
Managed custody
guarantees(3)	N/A*	-	(6.0)	N/A*	-	(40.0)
Embedded derivatives:
Within securities(2)	N/A*	46.4	(0.1)	N/A*	123.7	-
Within retail annuity
products(3)	N/A*	-	-	N/A*	-	(180.0)
Total	10,193.5	$175.4	$(337.8)	11,112.9	$358.9	$(764.1)
* N/A - Not applicable.
(1)	The fair values of these derivatives are reported in Derivatives or Other liabilities on the Consolidated Balance Sheets.
(2)	The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the
Consolidated Balance Sheets with the underlying instrument.
(3)	The fair values of embedded derivatives within retail annuity products and managed custody guarantees are reported in Future policy benefits and claim reserves on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2009 and 2008.

	2009	2008
Interest rate swaps(1)	$(109.5)	$(198.4)
Foreign exchange swaps(1)	(23.3)	29.1
Credit default swaps(1)	(16.5)	(12.3)
Forwards(1)	13.1	27.2
Swaptions(1)	(4.9)	(6.2)
Futures(1)	(49.0)	(29.3)
Interest rate caps(1)	(0.1)	2.1
Managed custody guarantees(2)	34.0	(40.0)
Embedded derivatives:
Within securities(2)	(77.4)	82.0
Within retail annuity products(2)	185.4	(99.6)
Other	-	0.8
Total	$(48.2)	$(244.6)
(1)	Changes in value are included in Net realized capital losses on the Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contractowners on the Consolidated
Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.6 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2008, the fair value of credit default swaps of $16.1 and $75.0 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the maximum

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

potential future exposure to the Company on the sale of credit protection under credit default swaps was $84.4 and $161.0, respectively.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings under current guidance and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary for any of the investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures. The carrying value of investments in VIEs of $0.1 at December 31, 2009 are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Consolidated Statements of Operations.

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2009, 2008, and 2007.

Balance at January 1, 2007	$622.6
Deferrals of commissions and expenses	147.1
Amortization:
Amortization	(80.9)
Interest accrued at 5% to 7%	44.8
Net amortization included in the Consolidated Statements of Operations	(36.1)
Change in unrealized capital gains (losses) on available-for-sale securities	1.0
Implementation of ASC Topic 944-30	(6.0)
Balance at December 31, 2007	728.6
Deferrals of commissions and expenses	168.7
Amortization:
Amortization	(112.5)
Interest accrued at 5% to 7%	50.6
Net amortization included in the Consolidated Statements of Operations	(61.9)
Change in unrealized capital gains (losses) on available-for-sale securities	30.1
Balance at December 31, 2008	865.5
Deferrals of commissions and expenses	108.2
Amortization:
Amortization	(39.3)
Interest accrued at 5% to 7%	58.0
Net amortization included in the Consolidated Statements of Operations	18.7
Change in unrealized capital gains (losses) on available-for-sale securities	(90.6)
Balance at December 31, 2009	$901.8

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The estimated amount of DAC amortization expense, net of interest, is $17.8, $44.6, $49.8, $48.6, and $44.4, for the years 2010, 2011, 2012, 2013, and 2014, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Activity within VOBA was as follows for the years ended December 31, 2009, 2008, and 2007.

Balance at January 1, 2007	$1,340.2
Deferrals of commissions and expenses	40.5
Amortization:
Amortization	(177.3)
Interest accrued at 5% to 7%	84.2
Net amortization included in the Consolidated Statements of Operations	(93.1)
Change in unrealized capital gains (losses) on available-for-sale securities	2.9
Implementation of ASC Topic 944-30	(37.3)
Balance at December 31, 2007	1,253.2
Deferrals of commissions and expenses	33.3
Amortization:
Amortization	(144.2)
Interest accrued at 5% to 7%	77.2
Net amortization included in the Consolidated Statements of Operations	(67.0)
Change in unrealized capital gains (losses) on available-for-sale securities	613.0
Balance at December 31, 2008	1,832.5
Deferrals of commissions and expenses	40.4
Amortization:
Amortization	(170.5)
Interest accrued at 4% to 7%	72.2
Net amortization included in the Consolidated Statements of Operations	(98.3)
Change in unrealized capital gains (losses) on available-for-sale securities	(783.1)
Balance at December 31, 2009	$991.5

The estimated amount of VOBA amortization expense, net of interest, is $36.1, $64.0, $64.8, $59.2, and $53.0, for the years 2010, 2011, 2012, 2013, and 2014, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC and VOBA

The decrease in Net amortization of DAC and VOBA for the year ended December 31, 2009, was primarily due to reduced amortization rates driven by an increase in estimated future gross profits due to the improvement in equity markets in 2009. This decline was partially offset by the impact of higher current year gross profits, primarily due to lower expenses and lower realized losses, which resulted in an increase in amortization.

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

5.	Dividend Restrictions and Shareholder’s Equity

ILIAC’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC’s statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

During 2007, ILIAC paid $145.0 in dividends on its common stock to its Parent. During 2009 and 2008, ILIAC did not pay any dividends to its Parent. On February 19, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of Euro 10 billion. On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING America Insurance Holdings, Inc. (“ING AIH”), of which $365.0 was contributed to the Company. The contribution was comprised of the proceeds from the investment by the Dutch government and the redistribution of currently existing capital within ING. During 2008 and 2007, ILIAC did not receive any cash capital contributions from its Parent.

The State of Connecticut Insurance Department (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $271.6, $(428.4), and $245.5, for the years ended December 31, 2009, 2008, and 2007, respectively. Statutory capital and surplus was $1,762.1 and $1,524.6 as of December 31, 2009 and 2008, respectively. As specifically permitted by statutory accounting practices, statutory surplus as of December 31, 2008 included the impact of the $365.0 capital contribution received on February 24, 2009.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 – Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting. The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $97.9. Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Department to grade-in the impact of higher reserve over a three year period. The Company elected this grade-in provision, as allowed under AG43 and as approved by the Department, which allows the Company to reflect the impact of adoption of $97.9 over a three year period. The impact of the grade-in for the year ended December 31, 2009 was a $32.6 increase in reserves and a corresponding decrease in statutory surplus.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement. If the Company’s risk-based capital levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%. Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion of or all of the gross deferred tax assets will not be realized. The effects on the Company’s 2009 financial statements of adopting this change in accounting principle at December 31, 2009 were increases to total assets and capital and surplus of $51.1. This adoption had no impact on total liabilities or net income.

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

As of December 31, 2009, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.9 billion and $3.6, respectively. As of December 31, 2008, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.5 billion and $181.2, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2009 and 2008, was $6.9 billion and $6.5 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

7.	Income Taxes

ILIAC files a consolidated federal income tax return with ING AIH, an affiliate, and certain other subsidiaries of ING AIH. ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group whereby ING AIH charges its subsidiaries for federal taxes each subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Current tax expense (benefit):
Federal	$27.5	$(121.8)	$28.6
State	(0.9)	(18.1)	(9.0)
Total current tax expense (benefit)	26.6	(139.9)	19.6
Deferred tax expense:
Federal	23.0	31.6	36.4
Total deferred tax expense	23.0	31.6	36.4
Total income tax expense (benefit)	$49.6	$(108.3)	$56.0

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Income (loss) before income taxes and cumulative
effect of change in accounting principle	$403.5	$(1,138.5)	$274.4
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	141.2	(398.5)	96.0
Tax effect of:
Dividend received deduction	(2.6)	(15.5)	(26.2)
IRS audit settlement	(0.1)	(10.1)	-
State audit settlement	(1.2)	(12.6)	(21.8)
State tax expense	0.1	1.3	-
Tax valuation allowance	(92.2)	333.0	-
Other	4.4	(5.9)	8.0
Income tax expense (benefit)	$49.6	$(108.3)	$56.0

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2009 and 2008, are presented below.

	2009	2008
Deferred tax assets:
Insurance reserves	$140.0	$217.2
Net unrealized capital loss	-	503.8
Investments	255.6	294.7
Postemployment benefits	67.1	67.4
Compensation	46.3	42.5
Other	16.6	3.9
Total gross assets before valuation allowance	525.6	1,129.5
Less: valuation allowance	(202.5)	(333.0)
Assets, net of valuation allowance	323.1	796.5
Deferred tax liabilities:
Net unrealized capital gain	(55.3)	-
Value of business acquired	(347.0)	(653.3)
Deferred policy acquisition costs	(272.0)	(244.3)
Total gross liabilities	(674.3)	(897.6)
Net deferred income tax liability	$(351.2)	$(101.1)

Net unrealized capital gains and losses are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2009 and 2008, the Company had a tax valuation allowance of $158.5 and $328.0, respectively, related to realized capital losses. The change from December 31, 2008 to December 31, 2009 consists of (a) $(92.2) related to realized capital losses which is included in Net income (loss) and (b) $(77.3) related to the adoption of new US GAAP guidance on impairments, as included in ASC Topic 320, which is reflected in Accumulated other comprehensive loss. Additionally, at December 31, 2009, the Company had a valuation allowance of $39.0 which is included in Accumulated other comprehensive loss. The Company had no valuation allowance at December 31, 2008. As of December 31, 2009, the tax valuation allowance on unrealized capital losses included $77.3, which was reclassified from beginning Retained earnings to Other comprehensive loss under ASC Topic 320. The Company has also established a $5.0 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Tax Sharing Agreement

Under the intercompany tax sharing agreement, ILIAC had a receivable from ING AIH of $23.9 and $38.6 for federal income taxes as of December 31, 2009 and 2008, respectively.

See Related Party Transactions footnote for more information.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at January 1	$22.1	$47.4
Additions for tax positions related to current year	0.9	2.4
Additions for tax positions related to prior years	3.5	2.2
Reductions for tax positions related to prior years	(13.3)	(20.7)
Reductions for settlements with taxing authorities	(0.4)	(9.2)
Balance at December 31	$12.8	$22.1

The Company had $24.8 and $23.1 of unrecognized tax benefits as of December 31, 2009 and 2008, respectively, which would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense (benefit) on the Balance Sheets and the Statements of Operations, respectively. The Company had accrued interest of $3.3 and $3.8 as of December 31, 2009 and 2008, respectively. The decrease in accrued interest during the year ended December 31, 2009 primarily related to the settlement of the 2001 through 2006 New York state audit.

Tax Regulatory Matters

The Company is currently under audit by the Internal Revenue Service (“IRS”) for tax years 2004 through 2009. It is anticipated that the IRS audit of tax years 2004 through 2008 will be finalized within the next twelve months. Upon finalization of the IRS examinations, it is reasonably possible that the unrecognized tax benefits will increase by up to $4.1. The timing of the payment of the remaining allowance of $16.9 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax year 2008 and 2009.

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

•	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan was amended and restated effective January 1, 2008. The Retirement Plan was amended on July 1, 2008, related to the admission of the employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter on the qualified status of the Retirement Plan. Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $22.3, $14.0, and $17.2, for 2009, 2008, and 2007, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. Pre-tax charges to operations of the Company for the Savings Plan were $8.9, $10.3, and $10.1, for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Non-Qualified Retirement Plans

Through December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the “SERPs”). Benefit accruals under Aetna Financial Services SERPs ceased, effective as of December 31, 2001 and participants begin accruing benefits under ING North America Serp. Benefits under the SERPs are determined based on an eligible employee’s years of service and average annual compensation for the highest five years during the last ten years of employment.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Obligations and Funded Status

The following tables summarize the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2009 and 2008.

	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$94.9	$85.6
Interest cost	5.3	5.2
Benefits paid	(13.4)	(11.6)
Post service cost-unrecognized	-	0.2
Actuarial gain on obligation	3.4	15.5
Projected benefit obligation, December 31	$90.2	$94.9

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Consolidated Balance Sheets consist of:

	2009	2008
Accrued benefit cost	$(90.2)	$(94.9)
Accumulated other comprehensive income	21.1	20.0
Net amount recognized	$(69.1)	$(74.9)

At December 31, 2009 and 2008, the projected benefit obligation was $90.2 and $94.9, respectively.

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2009 and 2008 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2009	2008
Discount rate at end of period	6.00%	6.00%
Rate of compensation increase	1.50%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve Liability Index), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 6.0% was the appropriate discount rate as of December 31, 2009, to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by current US GAAP guidance for employers’ accounting for pensions, the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

6.0% discount rate will also be used to determine the Company’s 2010 pension expense. December 31 is the measurement date for the SERP’s and Agents Non-Qualified Plan.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2009	2008	2007
Discount rate	6.00%	6.50%	5.90%
Rate of increase in compensation levels	1.50%	4.00%	4.20%

The weighted average assumptions used in calculating the net pension cost for 2009 were, as indicated above, a 6.0% discount rate and a 1.5% rate of compensation increase. Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2009, 2008, and 2007, were as follows:

	2009	2008	2007
Interest cost	$5.3	$5.2	$5.4
Net actuarial loss recognized in the year	2.1	-	0.7
Unrecognized past service cost recognized in the year	0.1	-	-
The effect of any curtailment or settlement	0.1	0.5	0.4
Net periodic benefit cost	$7.6	$5.7	$6.5

Cash Flows

In 2010, the employer is expected to contribute $10.5 to the SERPs and Agents Non-Qualified Plan. Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2010 through 2014, and thereafter through 2019, are estimated to be $10.5, $9.3, $8.9, $7.8, $6.8, and $26.5, respectively.

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

Awards of performance shares may also be made under leo. Performance shares are a contingent grant of ING stock, and, on vesting, the participant has the right to receive a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the vesting date times the number of vested Plan shares. Performance shares generally vest three years from the date of grant, with the amount payable based on ING’s share price on the vesting date. Payments made to participants on vesting are based on the performance targets established in connection with leo and payments can range from 0% to 200% of target. Performance is based on ING’s total shareholder return relative to a peer group as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although immediate vesting will occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in leo). Upon vesting, participants have three options (i) retain the shares and remit a check for applicable taxes due on exercise, (ii) request the administrator to remit a cash payment for the value of the shares, less applicable taxes, or (iii) retain some of the shares and have the administrator liquidate sufficient shares to satisfy the participant’s tax obligation. The amount is converted from Euros to U.S. dollars based on the daily average exchange rate between the Euro and the U.S. dollar, as determined by ING.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company recognized compensation expense for the leo options and performance shares of $3.7, $4.1, and $4.5, for the years ended December 31, 2009, 2008, and 2007, respectively.

For leo, the Company recognized tax benefits of $0.1, $0.7, and $3.2, in 2009, 2008, and 2007, respectively.

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

▪

The ING 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. Effective January 1, 2006, the Company match equals 60% of a participant’s pre-tax deferral contribution, with a maximum of 6% of the participant’s eligible pay. A request for a determination letter on the qualified status of the ING 401(k) Plan for ILIAC Agents was filed with the IRS on January 1, 2008, but has not yet received a favorable determination letter on the qualified status of the Plan.

▪

The Producers’ Incentive Savings Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis. The Company matches such pre-tax contributions at specified amounts.

▪	The Producers’ Deferred Compensation Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis.

▪

Certain health care and life insurance benefits for retired employees and their eligible dependents. The post retirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring these costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The discontinued subsidy resulted in a release of a previously accrued immaterial liability for any active employees age 50 or older. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

▪	The ING Americas Supplemental Executive Retirement Plan, which is a non-qualified defined benefit restoration pension plan.
▪	The ING Americas Deferred Compensation Savings Plan, which is a deferred compensation plan that includes a 401(k) excess component.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2009, 2008, and 2007, were $11.6, $13.2, and $12.7, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

8.	Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2009, 2008, and 2007, expenses were incurred in the amounts of $35.9, $58.4, and $60.5, respectively.

▪

Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2009, 2008, and 2007, expenses were incurred in the amounts of $140.2, $175.3, and $167.9, respectively.

▪

Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2009, 2008, and 2007, net expenses related to the agreement were incurred in the amount of $26.3, $19.6, and $21.7, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL serves as the principal underwriter for variable insurance products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2009, 2008, and 2007, commissions were collected in the amount of $275.3, $622.5, and $568.4. Such commissions are, in turn, paid to broker-dealers.

▪

Services agreements with ING USA and RLNY, whereby DSL receives managerial and supervisory services and incurs a fee that is calculated as a percentage of average assets of each company’s variable separate accounts deposited in ING Investors Trust (“IIT”). On August 9, 2007, DSL and ING USA entered into an amendment to the service agreement effective July 31, 2007 to modify the method for calculating the compensation owed to ING USA under the service agreement. As a result of this amendment, DSL pays ING USA the total net revenue DSL earns as investment advisor of IIT which is attributable to ING USA deposits into IIT.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

For the years ended December 31, 2009, 2008, and 2007, expenses were incurred under these services agreements in the amount of $138.7, $156.2, and $124.4, respectively.

▪

Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2009, 2008, and 2007, expenses were incurred in the amounts of $12.5, $14.9, and $13.1, respectively.

Investment Advisory and Other Fees

Effective January 1, 2007, ILIAC’s investment advisory agreement to serve as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”), was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $204.1, $245.1, and $312.7, (excludes fees paid to ING Investment Management Co.) in 2009, 2008, and 2007, respectively.

DSL has been retained by IIT, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to IIT. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of IIT. DSL earns a monthly fee based on a percentage of average daily net assets of IIT. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to IIT and is compensated a portion of the fees received by DSL under the management agreement. For the years ended December 31, 2009, 2008, and 2007, revenue received by DSL under the management agreement (exclusive of fees paid to affiliates) was $270.0, $323.8, and $343.8, respectively. At December 31, 2009 and 2008, DSL had $25.3 and $18.6, respectively, receivable from IIT under the management agreement.

Financing Agreements

Reciprocal Loan Agreement

ILIAC maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of ILIAC’s statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. Interest on any ILIAC borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%. Interest on any ING AIH borrowing is charged at a rate based on the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, ILIAC incurred an immaterial amount of interest expense for the year ended December 31, 2009 and $0.2, and $3.9, for the years ended December 31, 2008 and 2007, respectively, and earned interest income of $1.0, $4.8, and $1.7, for the years ended December 31, 2009, 2008, and 2007, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. As of December 31, 2009, the Company had a $287.2 receivable from ING AIH and as of December 31, 2008, the Company had $13.0 due to ING AIH under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Note”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 Note from ING USA bears interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income for the years ended December 31, 2009, 2008, and 2007 was $10.0, $11.1 and $11.1, respectively.

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

Property and Equipment Sale

During the second quarter of 2009, ING’s U.S. life insurance companies, including the Company, sold a portion of its property and equipment in a sale/leaseback transaction to an affiliate, ING North America. The fixed assets involved in the sale were capitalized assets generally depreciated over the expected useful lives and software in development. Since the assets were being depreciated using expected useful lives, the current net book value reasonably approximated the current fair value of the assets being transferred. The fixed assets sold to ING North America by the Company totaled $17.4.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

9.	Financing Agreements

Revolving Note Facility

ILIAC maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing. Under this agreement, ILIAC incurred no interest expense for the years ended December 31, 2009 and 2008, and minimal interest expense for the year ended December 31, 2007. At December 31, 2009 and 2008, ILIAC had no amounts outstanding under the revolving note facility.

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

The DECD Loan provides for loan forgiveness at varying amounts up to $5.0 if ILIAC and its affiliates meet certain employment thresholds at the Windsor Property during the term of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America.

On December 1, 2008, the DECD determined that the Company met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to the Company in accordance with the terms of the DECD Loan.

At both December 31, 2009 and 2008, the amount of the loan outstanding was $4.9, which was reflected in Notes payable on the Consolidated Balance Sheets.

Also see Financing Agreements in the Related Party Transactions footnote.

10.	Reinsurance

At December 31, 2009, the Company had reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. At December 31, 2009, the Company did not have any outstanding cessions under any reinsurance treaties with affiliated reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contractowners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

The Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $11.6 and $11.0 were maintained for this contract as of December 31, 2009 and 2008, respectively.

Reinsurance ceded in force for life mortality risks were $18.6 billion and $19.6 billion at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, net receivables were comprised of the following:

	2009	2008
Claims recoverable from reinsurers	$2,427.4	$2,506.6
Payable for reinsurance premiums	(0.7)	(0.9)
Reinsured amounts due to reinsurer	(0.7)	(0.4)
Other	0.3	0.3
Total	$2,426.3	$2,505.6

Premiums and Interest credited and other benefits to contractowners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Deposits ceded under reinsurance	$162.4	$174.4	$188.5
Premiums ceded under reinsurance	0.3	0.3	0.4
Reinsurance recoveries	339.8	309.0	419.7

11.	Commitments and Contingent Liabilities

Leases

Prior to December 31, 2008, the Company leased certain office space and certain equipment under various operating leases and paid substantially all expenses associated with its leased and subleased office properties. Any expenses not paid directly by the Company were paid for by an affiliate and allocated back to the Company. However, as of December 31, 2008, all of the Company’s expenses for leased and subleased office properties will be paid for by an affiliate and allocated back to the Company, as all operating leases were terminated or consolidated by ING AIH during the fourth quarter of 2008, which resulted in the Company no longer being party to any operating leases.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

For the years ended December 31, 2009, 2008, and 2007, rent expense for leases was $5.1, $6.1, and $17.7, respectively.

For more information on the lease terminations, see the Restructuring Charges footnote.

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

At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, of which $218.5 was with related parties. At December 31, 2008, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $353.3, of which $253.7 was with related parties. During 2009 and 2008, $46.8 and $81.3, respectively, was funded to related parties under off-balance sheet commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2009, the Company did not hold any cash collateral and as of December 31, 2008, the Company held $4.4, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2009 and 2008, the Company delivered collateral of $130.3 and $93.4, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

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

Insurance and Retirement Plan Products and Other Regulatory Matters

Federal and state regulators, and self-regulatory agencies, are conducting broad inquiries and investigations involving the insurance and retirement industries. These initiatives currently focus on, among other things, compensation, revenue sharing, and other sales incentives; potential conflicts of interest; sales and marketing practices (including sales to seniors); specific product types (including group annuities and indexed annuities); product administrative issues; and disclosure. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and have cooperated and are cooperating fully with each request for information. Some of these matters could result in regulatory action involving the Company. These initiatives also may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged. In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

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

12.	Restructuring Charges

2008 CitiStreet Integration

During the third quarter of 2008, integration initiatives began related to the acquisition of CitiStreet LLC, now known as ING Institutional Plan Services, LLC, by Lion, which provided significant operational and information technology efficiencies to ING’s U.S. retirement services businesses, including the Company, resulted in the recognition of integration and restructuring costs in 2008 and 2009. In addition, the Company implemented an expense reduction program for the purpose of streamlining its overall operations. The restructuring charges related to these expense reduction and integration initiatives include severance and other employee benefits and lease abandonment costs, which are included in Operating Expenses on the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table illustrates the restructuring reserves and charges for the years ended December 31, 2009 and 2008.

		2009	2008
Restructuring reserve beginning balance		$8.3	$-
	Restructuring charges:
	Employee severance and termination benefits(1)	5.1	11.2
	Future rent on non-cancelable leases(2)	-	1.5
	Total restructuring charges	5.1	12.7
	Intercompany charges and payments(3)	(0.4)	(2.5)
	Payments applied against reserve(4)	(10.5)	(1.9)
Restructuring reserve at December 31		$2.5	$8.3
(1)	Amounts represent charges to the Company for all severed employees that support the Company, including those
	within affiliates.
(2)	Amounts represent intercompany expense allocations from ING AIH. The expenses were allocated to the Company
	based upon the department that used the space, and the cash settlement occurred in January 2009 for 2008 expenses.
(3)	Amounts represent payments to ING affiliates for severance incurred by another ING entity for employees
	that supported the Company. Payments were made through ING's intercompany cash settlement process.
(4)	Amounts represent payments to employees of the Company.

2009 Expense and Staff Reductions

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company. Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of an immaterial loss related to unrecognized prior service costs.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

13.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive loss as of December 31, 2009, 2008, and 2007.

	2009	2008	2007
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale, including
OTTI of $(46.7) and $(238.8) of cumulative effect
of change in accounting principle in 2009	$133.4	$(1,315.5)	$(64.5)
Equity securities, available-for-sale	12.8	(7.4)	6.3
DAC/VOBA adjustment on available-for-sale
securities including $134.0 of cumulative effect
of change in accounting principle in 2009	(88.8)	650.9	7.8
Sales inducements adjustment on
available-for-sale securities	0.2	2.4	0.2
Other investments	-	(0.3)	(0.7)
Less: allocation to experience-rated contracts	-	-	(16.4)
Unrealized capital gains (losses), before tax	57.6	(669.9)	(34.5)
Deferred income tax asset (liability) (includes $30.4
cumulative effect of change in accounting
principle in 2009)	(24.9)	205.8	12.1
Deferred tax asset valuation allowance (includes
$(77.3) cumulative effect of change in accounting
principle in 2009)	(39.0)	-	(6.4)
Net unrealized capital gains (losses)	(6.3)	(464.1)	(28.8)
Pension liability, net of tax	(8.7)	(18.0)	(5.0)
Accumulated other comprehensive loss	$(15.0)	$(482.1)	$(33.8)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive loss. As of December 31, 2009, net unrealized capital gains (losses) on available-for-sale fixed maturities included $46.7 of noncredit impairments. In addition, a cumulative transfer of noncredit impairments of $(151.7), after considering the effects of DAC of $134.0 and income taxes of $(46.9), was made from beginning retained earnings to Accumulated other comprehensive loss as of April 1, 2009.

During 2009 and 2008, as a result of market conditions that resulted in large unrealized losses, the Company reflected net unrealized capital losses allocated to experience-rated contracts in Shareholder’s equity on the Consolidated Balance Sheets rather than Future policy benefits and claims reserves and no net unrealized losses were allocated to experience-rated contracts.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, and excluding those related to experience-rated contracts as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income tax, were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Fixed maturities, available-for-sale	$1,448.9	$(1,251.0)	$(19.9)
Equity securities, available-for-sale	20.2	(13.7)	(11.8)
DAC/VOBA adjustment on
available-for-sale securities	(739.7)	643.1	3.9
Sales inducements adjustment on
available-for-sale securities	(2.2)	2.2	0.1
Premium deficiency reserve adjustment	-	-	37.5
Other investments	0.3	0.4	(1.5)
Less: allocation to experience-rated contracts	-	16.4	36.0
Unrealized capital gains (losses), before tax	727.5	(635.4)	(27.7)
Deferred income tax (liability) asset	(230.7)	193.7	9.7
Net change in unrealized capital gains (losses)	$496.8	$(441.7)	$(18.0)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Net unrealized capital holding gains (losses) arising
during the year (1)	$513.0	$(1,192.0)	$(66.9)
Less: reclassification adjustment for gains
(losses) and other items included in Net income (loss)(2)	16.2	(750.3)	(48.9)
Net change in unrealized capital gains (losses) on securities	$496.8	$(441.7)	$(18.0)

(1)	Pretax unrealized capital holding gains (losses) arising during the year were $751.2, $(1,714.8), and $(102.9), for the years ended December 31, 2009, 2008, and 2007, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $23.7,
$(1,079.4), and $(75.2), for the years ended December 31, 2009, 2008, and 2007, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold or impaired during the period.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amount in millions, unless otherwise stated)

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of the dates indicated.

		2009
Balance at April 1, 2009(1)		$-
	Additional noncredit impairments:
	On securities not previously impaired	53.0
	On securities previously impaired	0.3
	Reductions:
	Securities sold, matured, prepaid or paid down(2)	(0.8)
	Securities with additional credit impairments(2)	(5.8)
Balance at December 31, 2009		$46.7
(1)	New guidance on recognition and presentation of OTTI, included in ASC Topic 320, was adopted on April 1, 2009.
(2)	Represents realization of noncredit impairments to Net income (loss).

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2009	First	Second	Third	Fourth
Total revenue	$588.9	$261.1	$518.5	$513.6
Income (loss) before income taxes	36.3	7.4	217.4	142.4
Income tax (benefit) expense	(4.0)	(89.6)	72.8	70.4
Net income	$40.3	$97.0	$144.6	$72.0

2008	First	Second	Third	Fourth
Total revenue	$560.4	$538.4	$469.3	$166.1
(Loss) income before income taxes	(98.4)	25.1	(391.3)	(673.9)
Income tax (benefit) expense	(53.8)	1.9	(25.1)	(31.3)
Net (loss) income	$(44.6)	$23.2	$(366.2)	$(642.6)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment, management has used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal controls over financial reporting occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company has designated Thomas J. McInerney, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

(Dollar amounts in millions, unless otherwise stated)

In 2009 and 2008, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC. ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2009 and 2008 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2009	2008
Audit fees	$1.6	$2.3
Audit-related fees	0.7	0.7
Tax fees	0.1	-	*
All other fees	-	0.1
	$2.4	$3.1
*Less than $0.1.

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting SEC product filings.

Tax Fees

There were minimal tax fees allocated to ILIAC in 2009 and 2008. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consist of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2009 and 2008 under the category “all other fees.” Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of non-recurring support and advisory services.

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

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2009 and 2008, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 99.
2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 188.
3.	Exhibits. See Exhibit Index on page 190.

Index to Consolidated Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm

I.	Summary of Investments - Other than Investments in Affiliates as of
December 31, 2009

IV.	Reinsurance Information as of and for the years ended
December 31, 2009, 2008, and 2007

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	Ernst & Young LLP

Atlanta, Georgia

March 31, 2010

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2009
(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities, available-for-sale:
U.S. Treasuries	$1,897.2	$1,861.9	$1,861.9
U.S. government agencies and authorities	632.5	673.6	673.6
State, municipalities, and political subdivisions	112.5	107.2	107.2
Public utilities securities	1,138.7	1,165.2	1,165.2
Other U.S. corporate securities	4,366.5	4,570.1	4,570.1
Foreign securities (1)	3,265.5	3,358.3	3,358.3
Residential mortgage-backed securities	1,916.6	2,056.2	2,056.2
Commercial mortgage-backed securities	1,535.0	1,331.1	1,331.1
Other asset-backed securities	657.4	531.7	531.7
Total fixed maturities, available-for-sale, including
securities pledged to creditors	$15,521.9	$15,655.3	$15,655.3

Equity securities, available-for-sale	$175.1	$187.9	$187.9

Mortgage loans on real estate	$1,874.5	$1,792.8	$1,874.5
Policy loans	254.7	254.7	254.7
Loan-Dutch State obligation	674.1	645.5	674.1
Short-term investments	535.5	535.5	535.5
Limited partnerships/corporations	426.2	426.2	426.2
Derivatives	9.4	129.0	129.0
Total investments	$19,471.4	$19,626.9	$19,737.2

*	See Notes 2 and 3 of Notes to Consolidated Financial Statements.

(1)	The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV
Reinsurance Information
As of and for the years ended December 31, 2009, 2008, and 2007
(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2009
Life insurance in force	$18,153.2	$18,632.6	$479.4	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	34.9	-	0.1	35.0
Total premiums	$35.2	$0.3	$0.1	$35.0

Year Ended December 31, 2008
Life insurance in force	$19,086.0	$19,603.2	$517.2	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	46.7	-	0.2	46.9
Total premiums	$47.0	$0.3	$0.2	$46.9

Year Ended December 31, 2007
Life insurance in force	$20,379.0	$20,938.9	$559.9	$-	NM*
Premiums:
Life	1.2	-	-	1.2
Accident and health insurance	0.4	0.4	-	-
Annuities	45.4	-	0.2	45.6
Total premiums	$47.0	$0.4	$0.2	$46.8

* Not meaningful.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2010 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 19, 2010.

Signatures		Title
/s/	Thomas J. McInerney	Chairman and Director
Thomas J. McInerney

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Catherine H. Smith	Director and President
Catherine H. Smith

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING LIFE INSURANCE AND ANNUITY COMPANY
FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2009
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

4.1

Single Premium Deferred Modified Guaranteed Annuity Contract (IU-IA-3096) – Incorporated herein by reference to Initial Registration Statement on Form S-1 for ING Life Insurance and Annuity Company as filed with the SEC on September 25, 2009 (File No. 333-162140).

4.2

IRA Endorsement (IU-RA-4021) and Roth IRA Endorsement (IU-RA-4022) – Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for ING Life Insurance and Annuity Company, as filed with the SEC on December 31, 2009 (333-162140).

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

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

10.9	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

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

10.34

Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ILIAC and affiliated companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2009 (File No. 033-23376).

10.35+	Amendment Number 3, effective January 1, 2009, to Investment Advisory Agreement, between ILIAC and ING Investment Management LLC.

10.36

ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Groep N.V. and ING Support Holding B.V., incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.37

Deed of Assignment of Receivables, dated March 31, 2009, among ILIAC, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Catherine H. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Catherine H. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith.