Form 10-K/A
period 2009-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2010-04-05
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________
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

Explanatory Note

On March 31, 2010, ING Life Insurance and Annuity Company (the “Company”) undertook final review of the HTML version of its Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). Prior to its filing with the SEC, the Company identified certain errors in the 2009 Form 10-K and could not complete its 2009 Form 10-K prior to the filing deadline due to unforeseen technical issues in completing the HTML version of the 2009 Form 10-K. The Company had not experienced these types of technical issues in connection with prior SEC filings. The Company filed its 2009 Form 10-K with an effective date of April 1, 2010.

Following the filing, the Company determined its 2009 Form 10-K as filed contained certain errors as noted below:

▪

Item 6. Selected Financial Data – Item 6 table was omitted. The table presented in Item 6 of the 2009 Form 10-K represents the table that should have been presented in Part II, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition, as discussed below.

▪

Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition – The table reflecting 2008 compared to 2007 results of operations was incorrect and the appropriate table was incorrectly inserted in Item 6 of the 2009 Form 10-K, as discussed above.

▪

Item 8. Financial Statements, Footnote 2 (Investments) – The table that was presented on page 137 of the 2009 Form 10-K was duplicative of another table in Footnote 2. The table that should have been presented on page 137 of the 2009 Form 10-K was omitted from Footnote 2 of the 2009 Form 10-K, but was presented in the 2009 Form 10-K, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition on page 65.

Accordingly, the Company is filing this Amendment No.1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K/A”) to (1) amend Part II, Item 6 to present the table, 3-Year Summary of Selected Financial Data; (2) amend Part II, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition to insert the correct table reflecting 2008 compared to 2007 results of operations of the Company; (3) to insert into Item 8. Financial Statements, Footnote 2 (Investments) the table that was omitted from page 137 and remove a duplicate table from page 138 of the 2009 Form 10-K; (4) to replace “first quarter of 2010” with “first half of 2010” as the timing that the Company will likely implement a reversion to the mean estimation technique as described on page 44 of the 2009 Form 10-K; and (5) to update the Report of Independent Registered Public Accounting Firm dated March 31, 2010, with the Report of Independent Registered Public Accounting Firm dated March 31, 2010, except for Note 2, as to which the date is April 5, 2010.

The Company hereby files this 2009 Form 10-K/A to amend and refile the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in its entirety, including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the modifications noted above, no other items included in the original 2009 Form 10-K have been amended by this 2009 Form 10-K/A. The Company has not restated the consolidated financial statements and the related footnotes thereto in this 2009 Form 10-K/A. Further, this 2009 Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original 2009 Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Annual Report on Form 10-K/A
For the Year Ended December 31, 2009

	TABLE OF CONTENTS

		PAGE

PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments****	28
Item 2.	Properties**	29
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders*	29

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data***	31
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	95
Item 8.	Financial Statements and Supplementary Data	100
Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	183
Item 9A.	Controls and Procedures	183
Item 9B.	Other Information	184

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance*	185
Item 11.	Executive Compensation*	185
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	185
Item 13.	Certain Relationships, Related Transactions, and Director Independence*	185
Item 14.	Principal Accounting Fees and Services	186

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	188

	Index to Consolidated Financial Statement Schedules	189
	Signatures	193
	Exhibits Index	194

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

	2009	2008	2007
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,253.7	$1,083.7	$1,054.7
Fee income	533.8	612.9	769.9
Premiums	35.0	46.9	46.8
Broker-dealer commission revenue	275.3	622.5	568.4
Net realized capital losses	(232.1)	(653.1)	(27.6)
Total revenue	1,882.1	1,734.2	2,432.5
Interest credited and other benefits to contractowners	522.6	1,432.4	802.8
Broker-dealer commission expense	275.3	622.5	568.4
Amortization of deferred policy acquisition
costs and value of business acquired	79.6	128.9	129.2
Net income (loss)	353.9	(1,030.2)	218.4

CONSOLIDATED FINANCIAL POSITION
Total investments	$19,737.2	$17,884.5	$17,898.4
Assets held in separate accounts	41,369.8	35,927.7	48,091.2
Total assets	66,968.0	60,489.9	71,639.8
Future policy benefits and claims reserves	21,115.0	20,782.1	18,569.1
Liabilities related to separate accounts	41,369.8	35,927.7	48,091.2
Total shareholder's equity	2,904.1	1,564.5	3,041.0

ASSETS UNDER MANAGEMENT AND
ADMINISTRATION
Variable annuities	$34,823.8	$27,699.5	$42,969.5
Fixed annuities	18,063.4	17,398.2	15,145.7
Plan sponsored and other	738.5	751.6	1,383.2
Total assets under management	53,625.7	45,849.3	59,498.4
Assets under administration	81,645.5	22,001.9	27,876.7
Total assets under management and administration	$135,271.2	$67,851.2	$87,375.1

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

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

The Company periodically evaluates its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. In the first half of 2010, the Company will likely implement a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters. The Company is in the process of setting its parameters for such implementation.

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

	Effect on
	Reserves for	Effect on
	2009	Net Income
Increase of 1%	$(9.1)	$9.1
Decrease of 1%	32.9	(32.9)

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	101

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended
December 31, 2009, 2008, and 2007	102

Consolidated Balance Sheets as of
December 31, 2009 and 2008	103

Consolidated Statements of Changes in Shareholder's Equity
For the years ended December 31, 2009, 2008, and 2007	105

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007	106

Notes to Consolidated Financial Statements	108

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

Atlanta, Georgia

March 31, 2010,

except for Note 2, as to which the date is

April 5, 2010

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

>

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.2% of the average book value as of December 31, 2009. In addition, this category includes 427, which have an average quality rating of A+.

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

In 2009 and 2008, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial statements. See Item 8. on page 100.
2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 189.
3.	Exhibits. See Exhibit Index on page 194.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		190

I.	Summary of Investments - Other than Investments in Affiliates as of
	December 31, 2009	191

IV.	Reinsurance Information as of and for the years ended
	December 31, 2009, 2008, and 2007	192

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010, except for Note 2, as to which the date is April 5, 2010. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

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

April 5, 2010 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before April 5, 2010.

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
FORM 10-K/A FOR FISCAL YEAR ENDED DECEMBER 31, 2009
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