Form 10-Q
period 2010-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2010-05-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-164981, 333-133157, 333-133158, 333-130833, 333-130827

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 7, 2010, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended March 31, 2010

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2010	2009

Revenues:
Net investment income	$297.3	$320.4
Fee income	141.1	111.4
Premiums	8.1	4.8
Broker-dealer commission revenue	58.6	95.7
Net realized capital gains:
Total other-than-temporary impairment losses	(34.9)	(159.4)
Portion of other-than-temporary impairment
losses recognized in Other comprehensive income (loss)	7.7	-
Net other-than-temporary impairments
recognized in earnings	(27.2)	(159.4)
Other net realized capital gains	40.2	211.9
Total net realized capital gains	13.0	52.5
Other income	2.5	4.1
Total revenue	520.6	588.9
Benefits and expenses:
Interest credited and other benefits to contractowners	172.5	165.0
Operating expenses	165.5	144.8
Broker-dealer commission expense	58.6	95.7
Net amortization of deferred policy acquisition costs and value of business acquired	18.3	146.8
Interest expense	0.8	0.3
Total benefits and expenses	415.7	552.6
Income before income taxes	104.9	36.3
Income tax expense (benefit)	14.0	(4.0)
Net income	$90.9	$40.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,822.5 at 2010 and $15,038.2 at 2009)	$15,240.0	$15,185.5
Equity securities, available-for-sale, at fair value
(cost of $184.9 at 2010 and $175.1 at 2009)	200.8	187.9
Short-term investments	292.4	535.5
Mortgage loans on real estate	1,834.0	1,874.5
Loan - Dutch State obligation	630.8	674.1
Policy loans	252.1	254.7
Limited partnerships/corporations	417.4	426.2
Derivatives	157.0	129.0
Securities pledged (amortized cost of $360.7 at 2010 and $483.7 at 2009)	363.4	469.8
Total investments	19,387.9	19,737.2
Cash and cash equivalents	219.3	243.3
Short-term investments under securities loan agreement, including collateral delivered	280.1	351.0
Accrued investment income	236.4	217.2
Receivable for securities sold	36.5	3.1
Reinsurance recoverable	2,405.8	2,426.3
Deferred policy acquisition costs	932.6	901.8
Value of business acquired	894.4	991.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	510.8	287.2
Due from affiliates	29.7	49.1
Current income tax recoverable	-	23.9
Property and equipment	89.9	90.8
Other assets	100.7	100.8
Assets held in separate accounts	43,283.8	41,369.8
Total assets	$68,582.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$20,899.7	$21,115.0
Payable for securities purchased	87.3	18.4
Payables under securities loan agreement, including collateral held	285.4	351.0
Notes payable	4.9	4.9
Due to affiliates	147.6	159.9
Current income taxes	17.7	-
Deferred income taxes	362.0	351.2
Other liabilities	587.2	693.7
Liabilities related to separate accounts	43,283.8	41,369.8
Total liabilities	65,675.6	64,063.9

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,325.5	4,528.2
Accumulated other comprehensive income (loss)	100.0	(15.0)
Retained earnings (deficit)	(1,521.0)	(1,611.9)
Total shareholder's equity	2,907.3	2,904.1
Total liabilities and shareholder's equity	$68,582.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2008	$2.8	$4,161.3	$(482.1)	$(2,117.5)	$1,564.5
Comprehensive income:
Net income	-	-	-	40.3	40.3
Other comprehensive income, net of tax:
Change in net unrealized capital gains
(losses) on securities ($38.3 pretax)	-	-	29.9	-	29.9
Pension liability ($0.4 pretax)	-	-	0.3	-	0.3
Total comprehensive income					70.5
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2009	$2.8	$4,526.8	$(451.9)	$(2,077.2)	$2,000.5

Balance at December 31, 2009	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	-	-	-	90.9	90.9
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($112.7 pretax), including
decrease in tax valuation allowance of $(40.1)	-	-	117.4	-	117.4
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($(7.7) pretax), including
increase in tax valuation allowance
of $2.5	-	-	(7.7)	-	(7.7)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss) ($5.3 pretax), including
decrease in tax valuation allowance
of $(1.9)	-	-	5.3	-	5.3
Total comprehensive income					205.9
Dividends paid	-	(203.0)	-	-	(203.0)
Employee share-based payments	-	0.3	-	-	0.3
Balance at March 31, 2010	$2.8	$4,325.5	$100.0	$(1,521.0)	$2,907.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$211.1	$369.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	1,838.2	1,864.7
Equity securities, available-for-sale	5.8	23.6
Mortgage loans on real estate	66.0	31.8
Limited partnerships/corporations	12.6	12.6
Derivatives	(22.8)	22.6
Acquisition of:
Fixed maturities, available-for-sale	(1,486.6)	(2,092.6)
Equity securities, available-for-sale	(13.3)	(12.2)
Mortgage loans on real estate	(24.9)	(6.9)
Limited partnerships/corporations	(13.1)	(7.4)
Derivatives	(28.0)	(9.5)
Policy loans, net	2.6	9.2
Short-term investments, net	243.1	(319.1)
Loan-Dutch State obligation, net	43.3	-
Collateral (delivered) received	5.3	0.5
Purchases of fixed assets, net	-	(2.1)
Net cash used in investing activities	628.2	(484.8)

Cash Flows from Financing Activities:
Deposits received for investment contracts	429.3	949.5
Maturities and withdrawals from investment contracts	(866.0)	(585.2)
Short-term loans to affiliates	(223.6)	(623.4)
Short-term repayments of repurchase agreements, net	-	(53.1)
Dividends to parent	(203.0)	-
Contribution of capital	-	365.0
Net cash (used in) provided by financing activities	(863.3)	52.8
Net decrease in cash and cash equivalents	(24.0)	(62.1)
Cash and cash equivalents, beginning of period	243.3	203.5
Cash and cash equivalents, end of period	$219.3	$141.4

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

The condensed consolidated financial statements for the three months ended March 31, 2010, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including initial public offerings, sales, or a combination thereof.

The condensed consolidated financial statements and notes as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2009 Annual Report on Form 10-K/A.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements, as of March 31, 2010 and for the three months ended, were issued.

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K/A.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K/A, except as noted in the Recently Adopted Accounting Standards footnote.

2.	Recently Adopted Accounting Standards

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-02 were adopted by the Company on January 1, 2010, and were required to be applied retrospectively to January 1, 2009.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the three months ended March 31, 2010, or the year ended December 31, 2009, as there were no decreases in ownership of a subsidiary during those periods.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2009-16 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the Company did not have any QSPEs under previous US GAAP, and the requirements for sale accounting treatment are consistent with those previously applied by the Company under US GAAP.

Measuring the Fair Value of Certain Alternative Investments

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which allows the use of net asset value to estimate the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  In addition, ASU 2009-12 requires disclosures about the attributes of such investments.

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company under US GAAP.  The disclosure provisions required by ASU 2009-12 are presented in the Investments footnote to these financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles: amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which confirms that as of July 1, 2009, the “FASB Accounting Standards CodificationTM” (“the Codification” or “ASC”) is the single official source of authoritative, nongovernmental US GAAP.  All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that an SEC filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in the Organization and Significant Accounting Policies footnote to these financial statements.

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

▪
Total other-than-temporary impairments (“OTTI”) to be presented in the Statement of Operations with an offset recognized in Accumulated other comprehensive income (loss) for the noncredit related impairments;

▪
A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from Retained earnings (deficit) to Accumulated other comprehensive income (loss); and

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

The disclosure provisions, as included in ASC Topic 320, are presented in the Investments footnote to these financial statements.

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

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009 and are presented in the Financial Instruments footnote to these financial statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging,” which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of, and gains and losses on, derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

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

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009 and are included in the Financial Instruments footnote to these financial statements. As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under ASC Topic 815, as the Company has not historically sought hedge accounting treatment.

3.	New Accounting Pronouncements

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services—Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.  The provisions of ASU 2010-15 are effective for fiscal years and interim periods beginning after December 15, 2010. The amendments are to be applied retrospectively to all prior periods as of the date of adoption.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 944.

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.  The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter after June 15, 2010, with early adoption permitted.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$964.5	$53.7	$-	$1,018.2
U.S. government agencies and authorities	-	666.3	-	666.3
U.S. corporate, state and municipalities	-	6,355.0	44.7	6,399.7
Foreign	-	3,761.8	29.8	3,791.6
Residential mortgage-backed securities	-	1,960.6	63.3	2,023.9
Commercial mortgage-backed securities	-	1,196.8	5.7	1,202.5
Other asset-backed securities	-	257.9	243.3	501.2
Equity securities, available-for-sale	149.4	-	51.4	200.8
Derivatives:
Interest rate contracts	0.3	153.9	-	154.2
Foreign exchange contracts	-	1.5	-	1.5
Credit contracts	-	1.3	-	1.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	791.8	-	-	791.8
Product guarantees	-	-	7.5	7.5
Assets held in separate accounts	36,904.8	6,379.0	-	43,283.8
Total	$38,810.8	$20,787.8	$445.7	$60,044.3

Liabilities:
Derivatives:
Interest rate contracts	$-	$215.5	$-	$215.5
Foreign exchange contracts	-	37.3	-	37.3
Credit contracts	-	4.1	41.0	45.1
Total	$-	$256.9	$41.0	$297.9
(1) Level 3 net assets and liabilities accounted for 0.7% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.5%.

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

 (1)  Level  net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.7%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the three months ended March 31, 2010, include US Treasury strips of $52.8 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period.

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain US Treasury securities.  The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes US & foreign corporate bonds, Asset-backed Securities (“ABS”), US agency and government guaranteed securities, Commercial Mortgage-backed Securities (“CMBS”), and Residential Mortgage-backed Securities (“RMBS”), including certain CMO-Bs.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the Company does not obtain more than one vendor price from pricing services per instrument.  The Company uses a hierarchy process in which prices are obtained from a primary vendor, and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service.  When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited.  Securities priced using independent broker quotes are classified as Level 3.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At March 31, 2010, $140.6 and $12.1 billion of a total of $15.6 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Trading activity for the RMBS, particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets.  The Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008.  As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets.  The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. Due to increased trade activity of Alt-A RMBS during the second half of 2009, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market was that it was active. The market for subprime RMBS remains largely inactive, and as such these securities remain in Level 3 of the valuation hierarchy. The Company continues to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts.  The underlying investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are included in Level 1.  Bond valuations are obtained from third party commercial pricing services and brokers and are classified in the fair value hierarchy consistent with the policies described above for Fixed maturities.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Product guarantees: The Company records product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  These derivatives are classified as Level 3 liabilities or assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.  As of March 31, 2010, the credit spread of ING and the Company changed in relation to prior periods, which contributed to an increase in the value of the derivatives for product guarantees.

The following disclosures are made in accordance with the requirements of ASC 825 which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC 825 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets, and therefore not categorized in the fair value hierarchy:

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

Notes receivable from affiliates: Estimated fair value of the Company’s notes receivable from affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$15,603.4	$15,603.4	$15,655.3	$15,655.3
Equity securities, available-for-sale	200.8	200.8	187.9	187.9
Mortgage loans on real estate	1,834.0	1,785.0	1,874.5	1,792.8
Loan-Dutch State obligation	630.8	615.1	674.1	645.5
Policy loans	252.1	252.1	254.7	254.7
Cash, cash equivalents, short-term
investments, and short-term
investments under securities
loan agreement	791.8	791.8	1,129.8	1,129.8
Derivatives	157.0	157.0	129.0	129.0
Notes receivable from affiliates	175.0	171.1	175.0	169.6
Product guarantees	7.5	7.5	-	-
Assets held in separate accounts	43,283.8	43,283.8	41,369.8	41,369.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,271.6	1,390.2	1,359.0	1,450.4
Without a fixed maturity	16,206.2	17,587.1	16,441.2	17,688.4
Product guarantees	-	-	6.0	6.0
Derivatives	297.9	297.9	331.7	331.7

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
	Fair Value	Total realized/unrealized			Purchases,
	as of	gains (losses) included in:			issuances, and
	January 1	Net income		OCI	settlements
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$0.2	$37.4
Foreign	-	-		-	24.1
Residential mortgage-backed securities	1,284.1	(6.3)		1.0	10.2
Commercial mortgage-backed securities	-	-		-	-
Other asset-backed securities	188.8	(6.9)		19.7	(10.6)

Total Fixed maturities, available for sale,
including securities pledged	1,472.9	(13.2)		20.9	61.1

Equity securities, available for sale	39.8	-		(0.2)	11.8

Derivatives	(48.3)	0.6		-	6.7

Product guarantees	(6.0)	15.1	(1)	-	(1.6)

				Change in
	Transfers	Transfers	Fair Value	unrealized gains
	in to	out of	as of	(losses) included
	Level 3(2)	Level 3(2)	March 31	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$7.1	$-	$44.7	$-
Foreign	5.7	-	29.8	-
Residential mortgage-backed securities	0.8	(1,226.5)	63.3	(7.1)
Commercial mortgage-backed securities	5.7	-	5.7	-
Other asset-backed securities	52.3	-	243.3	(6.3)

Total Fixed maturities, available for sale,
including securities pledged	71.6	(1,226.5)	386.8	(13.4)

Equity securities, available for sale	-	-	51.4	-

Derivatives	-	-	(41.0)	-

Product guarantees	-	-	7.5	-

(1)
This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of  Operations.All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses)

separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)	For financial instruments still held as of March 31.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Fair Value	Total realized/	unrealized	Purchases,	Transfers	Fair Value
	as of	gains (losses)	included in:	issuances, and	in to	as of
	January 1	Net income	OCI	settlements	Level 3(2)	March 31
Fixed maturities, available for sale, including securities pledged	$2,291.6	$196.1	$243.0	$(1,106.2)	$316.2	$1,940.7

Derivatives	(73.6)	(1.2)	-	(0.2)	-	(75.0)

Product guarantees	(220.0)	26.2	(1) -	(1.2)	-	(195.0)

(1)
This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of  Operations.All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses)

gains (losses) separately on a contract-by-contract basis.
(2)	The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Changes in Level 3 fair value balances are discussed below by investment type.

Fixed Maturities, available-for-sale, including securities pledged: The transfers out of Level 3 for the three months ended March 31, 2010, are due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote is provided.

The transfers into level 3 for the three months ended March 31, 2010, are securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services. These securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies.

Equity securities, available-for-sale: The increase in Level 3 for these securities is primarily due to an increase in net purchases.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Derivatives: The increase in Level 3 for these securities is primarily due to net settlements of derivative liabilities.

Product guarantees: The fair value of Level 3 product guarantees increased primarily due to lower expected claims related to market improvements.

Derivative Financial Instruments

See the Organization & Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K/A for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment.  The Company enters into the following derivatives:

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

The notional amounts and fair values of derivatives were as follows as of March 31, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	7,690.0	$53.2	$(4.1)	3,750.0	$41.5	$(6.0)
Interest rate swaps(1)	5,835.6	100.4	(211.4)	5,909.4	86.8	(228.8)
Foreign exchange swaps(1)	224.0	1.5	(37.3)	199.5	-	(43.3)
Credit default swaps(1)	250.5	1.3	(45.1)	243.9	0.2	(53.6)
Forwards(1)	68.4	0.3	-	-	-	-
Swaptions(1)	90.7	0.3	-	90.7	0.5	-
Managed custody guarantees(3)	N/A	-	(2.5)	N/A	-	(6.0)
Embedded derivatives:
Within securities(2)	N/A	49.4	(0.2)	N/A	46.4	(0.1)
Within retail annuity products(3)	N/A	10.0	-	N/A	-	-
Total	14,159.2	$216.4	$(300.6)	10,193.5	$175.4	$(337.8)

N/A - Not applicable.
(1) The fair values of these derivatives are reported in Derivatives or Other liabilities on the Condensed Consolidated Balance Sheets.
(2) The fair values of embedded derivatives within securities are reported in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets with the underlying instrument.
 (3)  Thefair values of embedded derivatives within retail annuity products and managed custody guarantees are reported in Futurepolicy benefits and claim reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
Interest rate swaps(1)	$(9.8)	$(25.3)
Foreign exchange swaps(1)	7.4	5.5
Credit default swaps(1)	1.2	3.0
Forwards(1)	0.3	4.9
Futures(1)	-	60.1
Swaptions(1)	(0.2)	(3.1)
Interest rate caps(1)	(13.5)	-
Managed custody guarantees(2)	3.5	-
Embedded derivatives:
Within securities(2)	3.1	(59.0)
Within retail annuity products(2)	11.6	26.2
Total	$3.6	$12.3
(1) Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
)(2) Changes in value are included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.  At March 31, 2010, the fair value of credit default swaps of $1.3 and $45.1 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.  At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.6 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets.  As of March 31, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $167.8 and $84.4, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of March 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,050.8	$3.2	$35.8	$-	$1,018.2
U.S. government agencies and authorities	622.5	43.8	-	-	666.3
State, municipalities, and political
subdivisions	112.2	3.5	6.9	-	108.8

U.S. corporate securities:
Public utilities	1,196.3	45.6	9.9	-	1,232.0
Other corporate securities	4,787.4	310.2	38.1	0.6	5,058.9

Total U.S. corporate securities	5,983.7	355.8	48.0	0.6	6,290.9

Foreign securities(1):
Government	459.8	32.2	6.3	-	485.7
Other	3,177.3	160.5	31.8	0.1	3,305.9

Total foreign securities	3,637.1	192.7	38.1	0.1	3,791.6

Residential mortgage-backed securities	1,858.1	264.7	81.3	17.6	2,023.9
Commercial mortgage-backed securities	1,315.5	30.9	143.9	-	1,202.5
Other asset-backed securities	603.3	13.1	84.4	30.8	501.2

Total fixed maturities, including
securities pledged	15,183.2	907.7	438.4	49.1	15,603.4
Less: securities pledged	360.7	12.2	9.5	-	363.4

Total fixed maturities	14,822.5	895.5	428.9	49.1	15,240.0
Equity securities	184.9	16.3	0.4	-	200.8
Total investments, available-for-sale	$15,007.4	$911.8	$429.3	$49.1	$15,440.8
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).

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
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).

At March 31, 2010 and December 31, 2009, net unrealized gains were $436.1 and $146.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.  During 2009, as a result of the economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At March 31, 2010, net unrealized capital gains allocated to experience-rated contracts were $82.2, as reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, excluding securities pledged, as of March 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$214.2	$216.1
After one year through five years	3,861.4	4,094.4
After five years through ten years	3,938.7	4,140.7
After ten years	3,392.0	3,424.6
Mortgage-backed securities	3,173.6	3,226.4
Other asset-backed securities	603.3	501.2
Less: securities pledged	360.7	363.4
Fixed maturities, excluding securities pledged	$14,822.5	$15,240.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At March 31, 2010 and December 31, 2009, approximately 33.9% and 29.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at March 31, 2010 and December 31, 2009 was $363.3 and $233.5, respectively, and is included in Fixed maturities, available for sale, on the Condensed Consolidated Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Consolidated Statements of Operations related to these hybrid instruments was $2.1 and $23.4 for the three months ended March 31, 2010 and 2009, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2010 and December 31, 2009, the fair value of loaned securities was $274.8 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.1 at March 31, 2010 is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$72.8	15.0%	$6.5	1.3%	$105.5	15.7%	$18.5	2.8%
More than six months and
twelve months or less
below amortized cost	44.5	9.1%	44.8	9.2%	44.0	6.6%	37.9	5.7%
More than twelve months
below amortized cost	168.4	34.5%	150.5	30.9%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$285.7	58.6%	$201.8	41.4%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$70.6	$16.3	$42.6	$129.5
Mortgage and other asset-backed
securities	8.7	73.0	276.3	358.0
Total unrealized capital losses	$79.3	$89.3	$318.9	$487.5
Fair value	$2,481.8	$290.7	$1,479.2	$4,251.7

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$727.0	$35.8	$-	$-	$-	$-	$727.0	$35.8
U.S. corporate,state, and municipalities	1,053.5	17.4	119.3	8.5	290.4	29.6	1,463.2	55.5
Government agencies and authorities	4.2	-	-	-	-	-	4.2	-
Foreign	623.2	17.4	36.6	7.8	196.2	13.0	856.0	38.2
Residential mortgage-backed	47.7	6.8	94.0	35.5	329.6	56.6	471.3	98.9
Commercial mortgage-backed	20.6	0.7	31.2	33.2	410.8	110.0	462.6	143.9
Other asset-backed	5.6	1.2	9.6	4.3	252.2	109.7	267.4	115.2
Total	$2,481.8	$79.3	$290.7	$89.3	$1,479.2	$318.9	$4,251.7	$487.5

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.3% of the average book value as of March 31, 2010.  In addition, this category includes 361 securities, which have an average quality rating of A-.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,725.9	$39.1	$70.3	$9.9	244	8
More than six months and
twelve months or less
below amortized cost	1,018.8	254.4	47.9	122.3	178	82
More than twelve months
below amortized cost	1,205.3	495.7	52.9	184.2	106	110
Total	$3,950.0	$789.2	$171.1	$316.4	528	200

2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
Twelve months or less
below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$762.8	$-	$35.8	$-	7	-
U.S. corporate, state and
municipalities	1,465.8	52.9	42.2	13.3	228	9
Government agencies
and authorities	4.2	-	-	-	1	-
Foreign	866.4	27.8	29.6	8.6	108	10
Residential mortgage-backed	361.5	208.7	33.2	65.7	114	80
Commercial mortgage-backed	356.9	249.6	23.3	120.6	36	27
Other asset-backed	132.4	250.2	7.0	108.2	34	74
Total	$3,950.0	$789.2	$171.1	$316.4	528	200

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the three months ended March 31, 2010, unrealized capital losses on fixed maturities decreased by $180.6. Lower unrealized losses are due to improved economic conditions and the tightening of credit spreads leading to the increased value of fixed maturities.

At March 31, 2010, the Company held 4 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $72.6, or 14.9% of the total unrealized capital losses, as of March 31, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$33.1	5
Public utilities	0.7	3	-	-
Other U.S. corporate	3.3	7	23.5	38
Foreign(1)	13.2	6	26.3	22
Residential mortgage-backed	1.2	16	35.8	43
Other asset-backed	6.1	14	14.5	15
Limited partnerships	-	-	10.7	14
Equity securities	-	-	15.5	6
Mortgage loans on real estate	1.0	1	-	-
Total	$27.2	48	$159.4	143
(1) Primarily U.S. dollar denominated.

The above schedules include $15.6 and $47.2 for the three months ended March 31, 2010 and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$33.1	5
Public utilities	0.7	3	-	-
Other U.S. corporate	3.0	6	16.5	23
Foreign(1)	6.2	3	26.3	22
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	-	-	13.8	6
Total	$11.6	13	$112.2	64
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

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010*
		No. of
	Impairment	Securities
Residential mortgage-backed	$2.3	6
Other asset-backed	5.4	5
Total	$7.7	11
*	No amounts disclosed for three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

The fair value of fixed maturities with other-than-temporary impairments as of March 31, 2010 and 2009 was $2,208.9 and $2,031.2, respectively.

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2010, for which a portion of the OTTI was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

Three Months Ended
March 31, 2010*
Balance at January 1, 2010	$46.0
Additional credit impairments:
On securities not previously impaired	2.1
On securities previously impaired	1.2
Reductions:
Securities sold, matured, prepaid or paid down	(0.2)
Balance at March 31, 2010	$49.1
* No amounts disclosed for three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(26.2) and $(133.2) in 2010 and 2009, respectively	$13.5	$23.1
Equity securities, available-for-sale, including net OTTI
of $0 and $(15.5) in 2010 and 2009, respectively	1.7	(15.3)
Derivatives	(14.6)	45.1
Other investments, including net OTTI of $(1.0) and $(10.7)
in 2010 and 2009, respectively	2.4	(13.2)
Less: allocation to experience-rated contracts, including
net OTTI of $(8.5) and $(76.4) in 2010 and 2009, respectively	(10.0)	(12.8)
Net realized capital gains	$13.0	$52.5
After-tax net realized capital gains (losses) including tax valuation
allowance of $20.8 and $13.0 for 2010 and 2009, respectively	$29.3	$47.1

The decline in Total net realized capital gains for the three months ended March 31, 2010, was primarily due to lower gains on derivatives, driven by the unwinding of futures in the derivatives portfolio. In the first quarter of 2009, the Company recognized gains on futures used to hedge fee income from variable annuity products. However, with the improvement in equity markets, the Company unwound its holdings in futures during the last quarter of 2009. In addition, the decline was also due to lower gains on fixed maturities attributable to a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State, as well as a large hedge gain in the first quarter of 2009. Higher gains on sales of fixed maturities and equity securities as well as lower impairments in the first quarter of 2010, driven by higher market values, served to partially offset these losses.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the three months ended March 31, 2010 and 2009, the Company fully amortized $10.0 and $12.8, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, including those related to experience-rated contracts, were as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Proceeds on sales	$1,589.2	$1,157.4
Gross gains	44.5	40.2
Gross losses	8.5	55.9

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at January 1	$901.8	$865.5
Deferrals of commissions and expenses	35.6	30.5
Amortization:
Amortization	(18.2)	(52.5)
Interest accrued at 5% to 7%	15.9	13.9
Net amortization included in Condensed Consolidated
Statements of Operations	(2.3)	(38.6)
Change in unrealized capital gains/losses on
available-for-sale securities	(2.5)	(16.3)
Balance at March 31	$932.6	$841.1

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Activity within value of business acquired (“VOBA”) was as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at January 1	$991.5	$1,832.5
Deferrals of commissions and expenses	5.2	7.5
Amortization:
Amortization	(34.8)	(126.5)
Interest accrued at 5% to 7%	18.8	18.3
Net amortization included in Condensed Consolidated
Statements of Operations	(16.0)	(108.2)
Change in unrealized capital gains/losses on
available-for-sale securities	(86.3)	(15.5)
Balance at March 31	$894.4	$1,716.3

During the first quarter of 2010, the Company revised and unlocked the assumptions related to future mortality and expense charges and mutual fund revenue, leading to higher estimated future gross profits.  These revisions resulted in a $2.7 decrease in amortization of DAC and VOBA.

During the first quarter of 2009, the Company recognized an increase in amortization of DAC and VOBA of $48.9 due to the unlocking resulting from the revisions of certain assumptions used in the estimation of gross profits.

7.	Capital Contributions and Dividends

During the three months ended March 31, 2010, ILIAC did not receive any capital contributions from its parent. During the three months ended March 31, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the three months ended March 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. During the three months ended March 31, 2009, ILIAC did not pay any dividends on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.	Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were 13.3% and (11.0)%, respectively.  The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended March 31,
	2010	2009
Statutory rate	35.0%	35.0%

Dividend received deduction	(1.9)%	(10.4)%
Valuation allowance	(19.9)%	(35.9)%
Other	0.1%	0.3%
Effective rate at March 31	13.3%	(11.0)%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  As of March 31, 2010 and December 31, 2009, the Company had a tax valuation allowance of $137.7 and $158.5, respectively, related to realized capital losses.  The change from December 31, 2009 to March 31, 2010 in tax valuation allowance of $(20.8) is included in Net income (loss).  Additionally, at March 31, 2010 and December 31, 2009, the Company had a tax valuation allowance of $(0.5) and $39.0, respectively, which is included in Other comprehensive income (loss).  At March 31, 2010, the Company had a $5.0 tax valuation allowance against foreign tax credits, the benefit of which is uncertain.

Unrecognized Tax Benefits

As of March 31, 2010, the Company’s gross unrecognized tax benefit was $13.0 of which $25.0 would affect the Company’s effective tax rate, if recognized.  As of December 31, 2009, the Company’s gross cumulative unrecognized tax benefit was $12.8.  Additionally, the Company recognized a gross liability of $3.3 for interest related to its unrecognized tax benefits as of March 31, 2010 and December 31, 2009.  The Company continually evaluates its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits could decrease during the next 12 months by up to $10.1 due to completion of tax authority examinations.

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

Under this agreement, the Company incurred an immaterial amount of interest expense for the three months ended March 31, 2010 and 2009, respectively.  The Company earned interest income of $0.2 and $0.1 for the three months ended March 31, 2010 and 2009, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of March 31, 2010 and December 31, 2009, the Company had an outstanding receivable of $510.8 and $287.2, respectively, from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K/A.

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

At March 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $458.6, of which $208.0 was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, of which $218.5 was with related parties.  During the three months ended March 31, 2010, $9.8 was funded to related parties under these commitments.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2010, the Company held $5.3, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral.  In addition, as of March 31, 2010 and December 31, 2009, the Company delivered collateral of $88.5 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company and of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the Other Regulatory Matters section of the Commitments and Contingent Liabilities footnote to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K/A.

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

On January 12, 2009, ING announced expense and staff reductions across all U.S. operations, which resulted in the elimination of 87 current and open positions in the Company.  Due to the staff reductions, curtailment of pension benefits occurred during the first quarter of 2009, which resulted in the recognition of an immaterial loss related to unrecognized prior service costs. For the three months ended March 31, 2010, the Company incurred immaterial severance costs. For the three months ended March 31, 2009, the Company incurred $7.2 in charges related to employee severance and termination benefits and pension curtailment charges. For the three months ended March 31, 2010 and 2009, the Company made payments of $0.9 and $4.9, respectively, related to employee severance and termination. The total restructuring reserve outstanding was $1.8 at March 31, 2010.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale; including OTTI of
$(49.1) in 2010	$420.2	$(1,252.2)
Equity securities, available-for-sale	15.9	0.4
DAC/VOBA adjustment on available-for-sale securities	(177.5)	619.1
Sales inducements adjustment on available-for-sale securities	-	1.4
Policy loans	(8.5)	-
Other investments	-	(0.3)
Less: allocation to experience-rated contracts	(82.2)	-
Unrealized capital gains (losses), before tax	167.9	(631.6)
Deferred income tax (liability) asset	(59.7)	197.4
Deferred tax asset valuation allowance	0.5	-
Net unrealized capital gains (losses)	108.7	(434.2)
Pension liability, net of tax	(8.7)	(17.7)
Accumulated other comprehensive income (loss)	$100.0	$(451.9)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss).  As of March 31, 2010, net unrealized capital gains on available-for-sale fixed maturities included $49.1 of noncredit impairments.

As of March 31, 2010, the Company had $82.2 in net unrealized gains allocated to experience-rated contracts, which are reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. In 2008 and 2009, as a result of the unfavorable market conditions, net unrealized capital gains (losses) were not allocated to experience-rated contracts. Rather, the Company reflected net unrealized capital losses in Shareholder’s equity on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains arising during the period(1)	$82.3	$75.0
Less: reclassification adjustment for gains and other
items included in Net income (loss)(2)	6.8	45.1
Net change in unrealized capital gains on securities	$75.5	$29.9
(1) Pretax net unrealized capital holding gains arising during the period were $120.3 and $96.1 for the three months ended March 31, 2010 and 2009, respectively.
(2)Pretax reclassification adjustments for gains and other items included in Net income (loss) were $10.0 and $57.8 for the three months ended March 31, 2010 and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of the dates indicated.

2010
Balance at January 1, 2010	$46.7
Additional noncredit impairments:
On securities not previously impaired	7.6
On securities previously impaired	0.1
Reductions:
Securities sold, matured, prepaid or paid down(1)	(0.8)
Securities with additional credit impairments(1)	(4.5)
Balance at March 31, 2010	$49.1
(1) Represents realization of noncredit impairments to Net income (loss).

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2010 and 2009, and financial condition as of March 31, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K/A.

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

(1)
While the United States is slowly emerging from the recent financial crisis after substantial governmental intervention, significant risks still remain for the United States and other world economies. Recent concerns regarding certain sovereign credit risks and the threat of contagion could increase U.S. market uncertainty and volatility.  These global market conditions have affected and may continue to affect the Company’s results of operations;

(2)
Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital;

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

(6)
Recent federal actions taken to alleviate the financial crisis may not be effective and state and federal financial regulatory reform initiatives, including new laws and regulations, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including initial public offerings, sales, or a combination thereof.

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K/A, except as noted in the Recently Adopted Accounting Standards footnote.

Results of Operations

Overview

Products offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reduction.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products which the Company has commenced selling during the first quarter of 2010.

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

Economic Analysis

The U.S. economic environment in 2010 has continued to show improvement from the extreme volatility and disruption experienced since the latter part of 2008 and throughout 2009, due largely to the stresses affecting the global financial systems.  It appears the United States is slowly emerging from a severe recession and although some improvement in the economic environment began to materialize in the latter part of the first quarter of 2009, a mostly sluggish economy has persisted into 2010 and significant risks still remain for the United States and other world economies.  These economic conditions present challenges to the Company and the entire insurance industry.

Equity markets improved for the three months ended March 31, 2010, that favorably impacted AUM and corresponding fee revenue related to variable annuity products. In addition, variable product demand often mirrors consumer demand for equity market investments.

The market continued to show signs of recovery from the credit and liquidity crisis that impacted short-term, London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates, including the narrowing of credit spreads during the latter part of 2009 and the first quarter of 2010, although they remained wide compared to average credit spreads over the past 20 years. The long-term U.S. Treasury rates in the first quarter of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized capital gains. However, the average interest rates for the first quarter of 2010 remained higher in comparison with the same period of 2009 that lead to lower realized capital gains on sales of fixed maturities.

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

The Company’s results of operations for the three months ended March 31, 2010, and changes therein, were primarily impacted by lower amortization of DAC and VOBA due to improved equity markets and higher fee income due to increase in average variable AUM levels. These favorable items were partially offset by lower net realized capital gains, lower net investment income due to lower yields on fixed maturities and higher operating expenses.

	Three Months Ended March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$297.3	$320.4	$(23.1)	(7.2)%
Fee income	141.1	111.4	29.7	26.7%
Premiums	8.1	4.8	3.3	68.8%
Broker-dealer commission revenue	58.6	95.7	(37.1)	(38.8)%
Net realized capital gains:
Total other-than-temporary
impairment losses	(34.9)	(159.4)	124.5	78.1%
Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	7.7	-	7.7	NM
Net other-than-temporary impairments
recognized in earnings	(27.2)	(159.4)	132.2	82.9%
Other net realized capital gains	40.2	211.9	(171.7)	(81.0)%
Total net realized capital gains	13.0	52.5	(39.5)	(75.2)%
Other income	2.5	4.1	(1.6)	(39.0)%
Total revenue	520.6	588.9	(68.3)	(11.6)%
Benefits and expenses:
Interest credited and other
benefits to contractowners	172.5	165.0	7.5	4.5%
Operating expenses	165.5	144.8	20.7	14.3%
Broker-dealer commission expense	58.6	95.7	(37.1)	(38.8)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	18.3	146.8	(128.5)	(87.5)%
Interest expense	0.8	0.3	0.5	NM
Total benefits and expenses	415.7	552.6	(136.9)	(24.8)%
Income before income taxes	104.9	36.3	68.6	NM
Income tax expense (benefit)	14.0	(4.0)	18.0	NM
Net income	$90.9	$40.3	$50.6	NM
Effective tax rate	13.3%	(11.0)%
NM - Not meaningful.

Revenues

Total revenue decreased for the three months ended March 31, 2010, primarily due to lower Net investment income, lower Net realized capital gains, and lower Broker-dealer commission revenue, partially offset by higher Fee income.

The decrease in Net investment income for the three months ended March 31, 2010, was mainly due to lower yields on certain fixed maturities which produce lower yields in a rising interest rate environment. This decrease was partially offset by lower investment management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of the Company’s general account assets in 2010.

Fee income increased for the three months ended March 31, 2010, as overall average variable AUM increased, driven by favorable equity market performance late in 2009 and the first quarter of 2010.

Broker-dealer commission revenue decreased for the three months ended March 31, 2010, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

The decline in Total net realized capital gains for the three months ended March 31, 2010, was primarily due to lower gains on derivatives, driven by the unwinding of futures in the derivatives portfolio. In the first quarter of 2009, the Company recognized gains on futures used to hedge fee income from variable annuity products. However, with the improvement in equity markets, the Company unwound its holdings in futures during the last quarter of 2009. In addition, the decline was also due to lower gains on fixed maturities attributable to a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State, as well as a large hedge gain in the first quarter of 2009. Higher gains on sales of fixed maturities and equity securities as well as lower impairments in the first quarter of 2010 driven by higher market values, served to partially offset these losses.

Benefits and Expenses

Total benefits and expenses decreased for the three months ended March 31, 2010, primarily due to a decline in Net amortization of DAC and VOBA and lower Broker-dealer commission expense, partially offset by an increase in Operating expenses.

Operating expenses increased for the three months ended March 31, 2010, reflecting higher commission expenses due to the increase in average variable annuity AUM, as well as development costs related to the Company’s new products.

Broker-dealer commission expense decreased for the three months ended March 31, 2010, due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

The decrease in Net amortization of DAC and VOBA for the three months ended March 31, 2010 was primarily due to reduced amortization rates driven by an increase in estimated future gross profits due to the improvement in equity markets in 2010. This decline was partially offset by the impact of higher current year gross profits, primarily due to lower expenses, which resulted in an increase in amortization.

Income Taxes

Income tax expense increased for the quarter ended March 31, 2010, primarily due to an increase in income before taxes, partially offset by a reduction in the tax valuation allowance related to realized capital gains.

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

Portfolio Composition

The following tables present the investment portfolio at March 31, 2010 and December 31, 2009.

	2010		2009
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$15,603.4	80.4%	$15,655.3	79.2%
Equity securities, available-for-sale	200.8	1.0%	187.9	1.0%
Short-term investments	292.4	1.5%	535.5	2.7%
Mortgage loans on real estate	1,834.0	9.5%	1,874.5	9.5%
Policy loans	252.1	1.3%	254.7	1.3%
Loan-Dutch State obligation	630.8	3.3%	674.1	3.4%
Limited partnerships/corporations	417.4	2.2%	426.2	2.2%
Derivatives	157.0	0.8%	129.0	0.7%
Total investments	$19,387.9	100.0%	$19,737.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,050.8	$3.2	$35.8	$-	$1,018.2
U.S. government agencies and authorities	622.5	43.8	-	-	666.3
State, municipalities, and political
subdivisions	112.2	3.5	6.9	-	108.8

U.S. corporate securities:
Public utilities	1,196.3	45.6	9.9	-	1,232.0
Other corporate securities	4,787.4	310.2	38.1	0.6	5,058.9

Total U.S. corporate securities	5,983.7	355.8	48.0	0.6	6,290.9

Foreign securities(1):
Government	459.8	32.2	6.3	-	485.7
Other	3,177.3	160.5	31.8	0.1	3,305.9

Total foreign securities	3,637.1	192.7	38.1	0.1	3,791.6

Residential mortgage-backed securities	1,858.1	264.7	81.3	17.6	2,023.9
Commercial mortgage-backed securities	1,315.5	30.9	143.9	-	1,202.5
Other asset-backed securities	603.3	13.1	84.4	30.8	501.2

Total fixed maturities, including
securities pledged	15,183.2	907.7	438.4	49.1	15,603.4
Less: securities pledged	360.7	12.2	9.5	-	363.4

Total fixed maturities	$14,822.5	$895.5	$428.9	$49.1	$15,240.0
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).

Fixed maturities, available-for-sale, were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
U.S. government agencies and
authorities	632.5	41.1	-	-	673.6
State, municipalities, and political
subdivisions	112.5	2.5	7.8	-	107.2

U.S. corporate securities:
Public utilities	1,138.7	40.8	14.3	-	1,165.2
Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

Foreign securities(1):
Government	343.0	29.2	8.7	-	363.5
Other	2,922.5	129.0	56.6	0.1	2,994.8
Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

Residential mortgage-backed securities	1,916.6	268.3	111.9	16.8	2,056.2
Commercial mortgage-backed securities	1,535.0	10.4	214.3	-	1,331.1
Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

Total fixed maturities, including
securities pledged	15,521.9	801.5	621.4	46.7	15,655.3
Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities	$15,038.2	$797.2	$603.2	$46.7	$15,185.5
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At March 31, 2010 and December 31, 2009, the average quality rating of the Company’s fixed maturities portfolio was A+.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of March 31, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,544.4	29.2%	$4,324.7	28.5%
AA	962.1	6.2%	953.6	6.3%
A	3,946.4	25.3%	3,829.9	25.2%
BBB	5,123.9	32.8%	4,935.2	32.5%
BB	598.8	3.8%	624.2	4.1%
B and below	427.8	2.7%	515.6	3.4%
Total	$15,603.4	100.0%	$15,183.2	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,626.6	35.9%	$5,488.6	35.3%
AA	961.9	6.1%	987.2	6.4%
A	3,514.8	22.5%	3,458.7	22.3%
BBB	4,606.1	29.4%	4,493.6	29.0%
BB	558.6	3.6%	613.5	4.0%
B and below	387.3	2.5%	480.3	3.0%
Total	$15,655.3	100.0%	$15,521.9	100.0%

93.5% and 93.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of March 31, 2010 and December 31, 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at March 31, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,018.2	6.5%	$1,050.8	6.9%
U.S. government agencies and authorities	666.3	4.3%	622.5	4.1%
U.S. corporate, state, and municipalities	6,399.7	41.0%	6,095.9	40.1%
Foreign	3,791.6	24.3%	3,637.1	24.0%
Residential mortgage-backed	2,023.9	13.0%	1,858.1	12.2%
Commercial mortgage-backed	1,202.5	7.7%	1,315.5	8.7%
Other asset-backed	501.2	3.2%	603.3	4.0%
Total	$15,603.4	100.0%	$15,183.2	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,861.9	11.9%	$1,897.2	12.2%
U.S. government agencies and authorities	673.6	4.3%	632.5	4.1%
U.S. corporate, state, and municipalities	5,842.5	37.3%	5,617.7	36.3%
Foreign	3,358.3	21.5%	3,265.5	21.0%
Residential mortgage-backed	2,056.2	13.1%	1,916.6	12.3%
Commercial mortgage-backed	1,331.1	8.5%	1,535.0	9.9%
Other asset-backed	531.7	3.4%	657.4	4.2%
Total	$15,655.3	100.0%	$15,521.9	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of March 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
One year or less	$214.2	$216.1
After one year through five years	3,861.4	4,094.4
After five years through ten years	3,938.7	4,140.7
After ten years	3,392.0	3,424.6
Mortgage-backed securities	3,173.6	3,226.4
Other asset-backed securities	603.3	501.2
Less: securities pledged	360.7	363.4
Fixed maturities, excluding securities pledged	$14,822.5	$15,240.0

Subprime and Alt-A Mortgage Exposure

Since the third quarter of 2007, credit markets have become more turbulent amid concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”).  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some improvement in credit markets occurred in 2009, these challenging conditions largely remain through the first quarter of 2010.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to Residential mortgage-backed securities (“RMBS”) and Asset-backed Securities (“ABS”). Subprime lending is the origination of loans to customers with weaker credit profiles.  The Company defines Alt-A Loans to include residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

Trading activity for the Company’s RMBS, particularly subprime and Alt-A mortgage-backed securities, declined during 2008 as a result of the dislocation of the credit markets. The Company continued to obtain pricing information from commercial pricing services and brokers.  However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008.  As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive.  The Company did not change its valuation procedures as a result of determining that the market was inactive. Due to increased trade activity of Alt-A RMBS during the second half of 2009, the Company determined that the Alt-A RMBS market is now active.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of March 31, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of March 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $210.7 and $109.5, respectively, representing 1.4% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $205.2 and $125.4, respectively, representing 1.3% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	39.4%	2007	27.6%	AAA	42.2%	2007	28.3%
AA	14.2%	2006	23.9%	AA	16.0%	2006	24.4%
A	2.3%	2005 and prior	48.5%	A	4.6%	2005 and prior	47.3%
BBB	3.7%		100.0%	BBB	1.7%		100.0%
BB and below	40.4%			BB and below	35.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of March 31, 2010, the fair value and gross unrealized losses aggregated to $134.5 and $38.2, respectively, representing 0.9% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $138.8 and $41.2, respectively, representing 0.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	33.2%	2007	10.5%	AAA	37.5%	2007	11.3%
AA	3.4%	2006	28.5%	AA	1.4%	2006	29.1%
A	0.4%	2005 and prior	61.0%	A	1.7%	2005 and prior	59.6%
BBB	5.0%		100.0%	BBB	8.0%		100.0%
BB and below	58.0%			BB and below	51.4%
	100.0%				100.0%

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

As of March 31, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.2 billion and $1.3 billion, respectively, and other ABS, excluding subprime exposure, totaled $307.6 and $343.0, respectively.  CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 40.6%, 12.6%, and 11.2%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, automobile receivables, public utility, and collateralized loan obligations comprising 39.9%, 11.4%, and 13.0%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	69.2%	2008	0.4%	AAA	73.6%	2008	0.4%
AA	1.8%	2007	22.7%	AA	2.3%	2007	21.9%
A	19.3%	2006	15.6%	A	16.6%	2006	16.5%
BBB	6.0%	2005 and prior	61.3%	BBB	3.8%	2005 and prior	61.2%
BB and below	3.7%		100.0%		3.7%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings by credit quality and vintage year as of March 31, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	54.5%	2008	6.6%	AAA	56.3%	2008	5.9%
AA	0.7%	2007	11.3%	AA	7.2%	2007	13.9%
A	18.9%	2006	31.0%	A	18.0%	2006	29.8%
BBB	24.3%	2005 and prior	51.1%	BBB	17.0%	2005 and prior	50.4%
BB and below	1.6%		100.0%	BB and below	1.5%		100.0%
	100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1.8 billion and $1.9 billion as of March 31, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $1.0 for the three months ended March 31, 2010. There were no impairments taken on the mortgage portfolio for the three months ended March 31, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  All mortgage loans in the Company’s portfolio were current with respect to principal and interest at March 31, 2010 and December 31, 2009.  Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At March 31, 2010 and December 31, 2009, the Company had a $1.7 and $2.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of March 31, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$530.3	$569.0
50% - 60%	567.2	562.9
60% - 70%	589.1	593.6
70% - 80%	128.9	130.4
80% - 90%	20.2	20.6
Total Commercial Mortgage Loans	$1,835.7	$1,876.5
(1) Balances do not include allowance for mortgage loan credit losses.

		2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
	Greater than 1.5x	$1,225.0	$1,233.9
	1.25x - 1.5x	212.8	229.6
	1.0x - 1.25x	150.9	152.6
	Less than 1.0x	190.5	195.4
Total Commercial Mortgage Loans		$1,779.2	$1,811.5
(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by US Region:
Pacific	$377.3	20.7%	$372.2	19.8%
South Atlantic	303.2	16.5%	308.3	16.5%
Middle Atlantic	360.2	19.6%	394.1	21.0%
East North Central	142.0	7.7%	143.0	7.6%
West South Central	281.7	15.3%	283.5	15.1%
Mountain	155.6	8.5%	158.0	8.4%
New England	95.9	5.2%	96.3	5.1%
West North Central	52.1	2.8%	52.6	2.8%
East South Central	67.7	3.7%	68.5	3.7%
Total Commercial Mortgage Loans	$1,835.7	100.0%	$1,876.5	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by Property Type:
Industrial	$623.5	34.0%	$628.1	33.5%
Retail	381.8	20.8%	378.1	20.1%
Office	306.0	16.7%	325.0	17.3%
Apartments	259.7	14.1%	261.2	13.9%
Hotel/Motel	154.8	8.4%	156.1	8.3%
Other	109.9	6.0%	128.0	6.9%
Total Commercial Mortgage Loans	$1,835.7	100.0%	$1,876.5	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of March 31, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$24.9	$-
2009	66.6	69.2
2008	154.3	155.3
2007	225.4	241.3
2006	600.7	639.8
2005	287.5	291.1
2004 and prior	476.3	479.8
Total Commercial Mortgage Loans	$1,835.7	$1,876.5
(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$72.8	15.0%	$6.5	1.3%	$105.5	15.7%	$18.5	2.8%
More than six months and
twelve months or less
below amortized cost	44.5	9.1%	44.8	9.2%	44.0	6.6%	37.9	5.7%
More than twelve months
below amortized cost	168.4	34.5%	150.5	30.9%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$285.7	58.6%	$201.8	41.4%	$450.3	67.3%	$217.8	32.7%

 The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$70.6	$16.3	$42.6	$129.5
Mortgage and other asset-backed
securities	8.7	73.0	276.3	358.0
Total unrealized capital losses	$79.3	$89.3	$318.9	$487.5
Fair value	$2,481.8	$290.7	$1,479.2	$4,251.7

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$727.0	$35.8	$-	$-	$-	$-	$727.0	$35.8
U.S. corporate,state, and municipalities	1,053.5	17.4	119.3	8.5	290.4	29.6	1,463.2	55.5
Government agencies and authorities	4.2	-	-	-	-	-	4.2	-
Foreign	623.2	17.4	36.6	7.8	196.2	13.0	856.0	38.2
Residential mortgage-backed	47.7	6.8	94.0	35.5	329.6	56.6	471.3	98.9
Commercial mortgage-backed	20.6	0.7	31.2	33.2	410.8	110.0	462.6	143.9
Other asset-backed	5.6	1.2	9.6	4.3	252.2	109.7	267.4	115.2
Total	$2,481.8	$79.3	$290.7	$89.3	$1,479.2	$318.9	$4,251.7	$487.5

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 82.3% of the average book value as of March 31, 2010.  In addition, this category includes 361 securities, which have an average quality rating of A-.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,725.9	$39.1	$70.3	$9.9	244	8
More than six months and
twelve months or less
below amortized cost	1,018.8	254.4	47.9	122.3	178	82
More than twelve months
below amortized cost	1,205.3	495.7	52.9	184.2	106	110
Total	$3,950.0	$789.2	$171.1	$316.4	528	200

2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
Twelve months or less
below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$762.8	$-	$35.8	$-	7	-
U.S. corporate, state and
municipalities	1,465.8	52.9	42.2	13.3	228	9
Government agencies
and authorities	4.2	-	-	-	1	-
Foreign	866.4	27.8	29.6	8.6	108	10
Residential mortgage-backed	361.5	208.7	33.2	65.7	114	80
Commercial mortgage-backed	356.9	249.6	23.3	120.6	36	27
Other asset-backed	132.4	250.2	7.0	108.2	34	74
Total	$3,950.0	$789.2	$171.1	$316.4	528	200

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the three months ended March 31, 2010, unrealized capital losses on fixed maturities decreased by $180.6. Lower unrealized losses are due to improved economic conditions and the tightening of credit spreads leading to the increased value of fixed maturities.

At March 31, 2010, the Company held 4 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $72.6, or 14.9% of the total unrealized capital losses, as of March 31, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”).  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities”.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company estimates the recovery value by performing a discounted cash flow analysis based upon the best estimates of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security. The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$33.1	5
Public utilities	0.7	3	-	-
Other U.S. corporate	3.3	7	23.5	38
Foreign(1)	13.2	6	26.3	22
Residential mortgage-backed	1.2	16	35.8	43
Other asset-backed	6.1	14	14.5	15
Limited partnerships	-	-	10.7	14
Equity securities	-	-	15.5	6
Mortgage loans on real estate	1.0	1	-	-
Total	$27.2	48	$159.4	143
(1) Primarily U.S. dollar denominated.

The above schedules include $15.6 and $47.2 for the three months ended March 31, 2010 and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$33.1	5
Public utilities	0.7	3	-	-
Other U.S. corporate	3.0	6	16.5	23
Foreign(1)	6.2	3	26.3	22
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	-	-	13.8	6
Total	$11.6	13	$112.2	64
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following table identifies the noncredit impairments recognized in Other comprehensive income (loss) by type for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010*
		No. of
	Impairment	Securities
Residential mortgage-backed	$2.3	6
Other asset-backed	5.4	5
Total	$7.7	11
*	No amounts disclosed for three months ended March 31, 2009, as new guidance on OTTI, included in ASC Topic 320, was adopted on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(26.2) and $(133.2) in 2010 and 2009, respectively	$13.5	$23.1
Equity securities, available-for-sale, including net OTTI
of $0 and $(15.5) in 2010 and 2009, respectively	1.7	(15.3)
Derivatives	(14.6)	45.1
Other investments, including net OTTI of $(1.0) and $(10.7)
in 2010 and 2009, respectively	2.4	(13.2)
Less: allocation to experience-rated contracts, including
net OTTI of $(8.5) and $(76.4) in 2010 and 2009 respectively	(10.0)	(12.8)
Net realized capital gains	$13.0	$52.5
After-tax net realized capital gains (losses) including tax valuation
allowance of $20.8 and $13.0 for 2010 and 2009, respectively	$29.3	$47.1

The decline in Total net realized capital gains for the three months ended March 31, 2010, was primarily due to lower gains on derivatives, driven by the unwinding of futures in the derivatives portfolio. In the first quarter of 2009, the Company recognized gains on futures used to hedge fee income from variable annuity products. However, with the improvement in equity markets, the Company unwound its holdings in futures during the last quarter of 2009. In addition, the decline was also due to lower gains on fixed maturities attributable to a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State, as well as a large hedge gain in the first quarter of 2009. Higher gains on sales of fixed maturities and equity securities as well as lower impairments in the first quarter of 2010, driven by higher market values, served to partially offset these losses.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the three months ended March 31, 2010 and 2009, the Company fully amortized $10.0 and $12.8, respectively, of net unamortized realized capital losses allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$964.5	$53.7	$-	$1,018.2
U.S. government agencies and authorities	-	666.3	-	666.3
U.S. corporate, state and municipalities	-	6,355.0	44.7	6,399.7
Foreign	-	3,761.8	29.8	3,791.6
Residential mortgage-backed securities	-	1,960.6	63.3	2,023.9
Commercial mortgage-backed securities	-	1,196.8	5.7	1,202.5
Other asset-backed securities	-	257.9	243.3	501.2
Equity securities, available-for-sale	149.4	-	51.4	200.8
Derivatives:
Interest rate contracts	0.3	153.9	-	154.2
Foreign exchange contracts	-	1.5	-	1.5
Credit contracts	-	1.3	-	1.3
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	791.8	-	-	791.8
Product guarantees	-	-	7.5	7.5
Assets held in separate accounts	36,904.8	6,379.0	-	43,283.8
Total	$38,810.8	$20,787.8	$445.7	$60,044.3

Liabilities:
Derivatives:
Interest rate contracts	$-	$215.5	$-	$215.5
Foreign exchange contracts	-	37.3	-	37.3
Credit contracts	-	4.1	41.0	45.1
Total	$-	$256.9	$41.0	$297.9
(1) Level 3 net assets and liabilities accounted for 0.7% of total net assets and liabilities measured at fair value on a recurringbasis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.5%.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of March 31, 2010, the Company held net derivative liabilities with a fair value of $140.9.

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

The Company is evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As a part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions in the second quarter of 2010. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products which the Company has commenced selling during the first quarter of 2010.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the State of the Netherlands (the “Dutch State”) in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING’s Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance business by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including initial public offerings, sales or combinations thereof.

On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  ILIAC maintains the following agreements:

▪
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31.  As of March 31, 2010 and December 31, 2009, the Company had a $510.8 and $287.2 receivable, including interest, from ING AIH, respectively.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of March 31, 2010 and December 31, 2009, ILIAC had no amounts outstanding under the revolving note facility.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2010, ILIAC did not receive any capital contributions from its parent. During the three months ended March 31, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the three months ended March 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the three months ended March 31, 2009, ILIAC did not pay any dividends on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2010, the Company held $5.3 of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral. In addition, as of March 31, 2010 and December 31, 2009, the Company delivered collateral of $88.5 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Ratings

On October 27, 2009, Moody's downgraded the insurance financial strength ratings of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company, to A2 from A1.  Moody's also, on that date downgraded the short-term financial strength rating to Prime-2 (P-2) from Prime-1 (P-1).  These actions concluded the review for possible downgrade initiated on September 21, 2009 and the ratings now carry a developing outlook.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2010 and December 31, 2009, the fair value of loaned securities was $274.8 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed.  The current payable of $12.2 may be reduced in less than one year, upon completion of such audits and exams.  The timing of the payment of the remaining allowance of $2.9 cannot be reliably estimated.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed consolidated financial statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company's projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  The Administration’s recent proposal to facilitate “partial annuitizations,” if enacted, could encourage use of annuity products, while its proposal to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  Regarding company taxes, the Administration’s recently proposed “Financial Crisis Responsibility Fee”, to be imposed on large financial institutions, possibly including life insurers, could increase costs if enacted.  Legislation has been reintroduced to increase disclosure of 401(k) and other defined contribution plan fees charged by plan investment and service providers, and the Department of Labor is reproposing regulations concerning the fee disclosure obligations of defined contribution service providers.  Legislative or regulatory action to change fee disclosure requirements could adversely impact the market for certain of the Company’s defined contribution retirement services products.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation over the next four years by the divestment of all insurance and investment management operations, including the Company.  In 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company and of the financial services industry.  In each case, the Company and its affiliates have been and are providing full cooperation.  For information on the focus of such regulatory inquiries and the actions undertaken by ING in connection therewith, see the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2009 Annual Report on Form 10-K/A filed on April 5, 2010 (SEC File No. 033-23376).

Item 1A.         Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2009 Annual Report on Form 10-K/A.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company's ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, ING’s issuance of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. This separation will be achieved over the next four years by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion issued to the Dutch State. On January 28, 2010, ING announced the filing of an appeal with the General Court of the European Union against specific elements of the EC's decision regarding the Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.

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

Recent federal actions taken to alleviate the financial crisis may not be effective and state and federal financial regulatory reform initiatives, including new laws and regulations, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government has passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

The Obama Administration and Congress have made various proposals for financial services regulatory reform.  While the final form of this legislation is still unknown, the various proposals under consideration include a federal insurance office within the Treasury Department to monitor all aspects of the insurance industry.  The proposals under consideration in Congress also include special regulatory and insolvency regimes, including the possibility for higher capital, prudential and liquidity standards for financial institutions that are deemed to be systemically significant.  If ING were determined to be a systemically important company, ING and its subsidiaries could become subject to such enhanced supervision and prudential regulatory standards to be developed by systemic regulators in consultation with primary functional regulators. Although existing state insurance regulators would remain the primary regulators of the Company and its U.S. insurance company affiliates, federal regulators could be granted the authority to provide its own level of oversight, including subjecting ING, the Company and other ING subsidiaries to: increased capital and liquidity requirements and risk management standards; regulatory reporting to, and supervision and examination by, a specifically denominated federal regulator; and a prompt corrective action regime in the event of undercapitalization. The Obama Administration, members of Congress and Federal Banking regulators have also suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises. In addition, the proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives. Although no financial services regulatory reform legislation has yet been enacted or regulations promulgated, any such requirements if adopted in the future could have unintended consequences for the financial services industry, including the Company; make it more expensive for the Company to conduct its business; subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

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

Item 6.           Exhibits

See Exhibit Index on pages 89-92 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2010 (Date)	ING Life Insurance and Annuity Company (Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on From N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Catherine H. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Catherine H. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.