Form 10-Q
period 2010-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2010-08-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 _______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________
Commission File Number: 333-133157, 333-133158, 333-130833, 333-130827, 333-158492, 333-162420, 333-166370
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 6, 2010, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries (A wholly-owned subsidiary of Lion Connecticut Holdings Inc.) Form 10-Q for the period ended June 30, 2010

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$361.6	$293.1	$658.9	$613.5
Fee income	141.1	128.4	282.2	239.8
Premiums	13.3	8.8	21.4	13.6
Broker-dealer commission revenue	52.4	63.6	111.0	159.3
Net realized capital gains:
Total other-than-temporary impairment losses	(59.0)	(185.5)	(93.9)	(344.9)
Portion of other-than-temporary impairment
losses recognized in Other comprehensive
income (loss)	20.8	14.3	28.5	14.3
Net other-than-temporary impairments
recognized in earnings	(38.2)	(171.2)	(65.4)	(330.6)
Other net realized capital (losses) gains	(0.8)	(65.6)	39.4	146.3
Total net realized capital losses	(39.0)	(236.8)	(26.0)	(184.3)
Other income	13.0	4.0	15.5	8.1
Total revenue	542.4	261.1	1,063.0	850.0
Benefits and expenses:
Interest credited and other benefits
to contractowners	210.5	133.5	383.0	298.5
Operating expenses	168.8	140.6	334.3	285.4
Broker-dealer commission expense	52.4	63.6	111.0	159.3
Net amortization of deferred policy acquisition
costs and value of business acquired	31.6	(85.4)	49.9	61.4
Interest expense	0.7	1.4	1.5	1.7
Total benefits and expenses	464.0	253.7	879.7	806.3
Income before income taxes	78.4	7.4	183.3	43.7
Income tax expense (benefit)	34.7	(89.6)	48.7	(93.6)
Net income	$43.7	$97.0	$134.6	$137.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $14,940.4 at 2010 and $15,038.2 at 2009)	$15,678.3	$15,185.5
Equity securities, available-for-sale, at fair value
(cost of $188.7 at 2010 and $175.1 at 2009)	210.2	187.9
Short-term investments	571.9	535.5
Mortgage loans on real estate	1,818.7	1,874.5
Loan - Dutch State obligation	599.0	674.1
Policy loans	252.5	254.7
Limited partnerships/corporations	440.2	426.2
Derivatives	191.3	129.0
Securities pledged (amortized cost of $415.6 at 2010 and $483.7 at 2009)	441.7	469.8
Total investments	20,203.8	19,737.2
Cash and cash equivalents	215.1	243.3
Short-term investments under securities loan agreement,
including collateral delivered	342.1	351.0
Accrued investment income	230.2	217.2
Receivable for securities sold	87.4	3.1
Reinsurance recoverable	2,408.8	2,426.3
Deferred policy acquisition costs	935.7	901.8
Value of business acquired	928.3	991.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	316.1	287.2
Due from affiliates	16.1	49.1
Current income tax recoverable	-	23.9
Property and equipment	89.1	90.8
Other assets	96.8	100.8
Assets held in separate accounts	40,401.4	41,369.8
Total assets	$66,445.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets
(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$21,550.2	$21,115.0
Payable for securities purchased	47.5	18.4
Payables under securities loan agreement, including collateral held	357.9	351.0
Notes payable	4.9	4.9
Due to affiliates	131.9	159.9
Current income taxes	29.5	-
Deferred income taxes	345.5	351.2
Other liabilities	595.2	693.7
Liabilities related to separate accounts	40,401.4	41,369.8
Total liabilities	63,464.0	64,063.9

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000
issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,326.0	4,528.2
Accumulated other comprehensive income (loss)	130.4	(15.0)
Retained earnings (deficit)	(1,477.3)	(1,611.9)
Total shareholder's equity	2,981.9	2,904.1
Total liabilities and shareholder's equity	$66,445.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2009	$2.8	$4,161.3	$(482.1)	$(2,117.5)	$1,564.5
Activity during three months ended March 31, 2009:
Total comprehensive income	-	-	30.2	40.3	70.5
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	0.5	-	-	0.5
Balance at March 31, 2009	2.8	4,526.8	(451.9)	(2,077.2)	2,000.5
Cumulative effect of change in accounting principle,
net of DAC and tax	-	-	(151.7)	151.7	-
Balance at April 1, 2009	2.8	4,526.8	(603.6)	(1,925.5)	2,000.5
Comprehensive income:
Net income	-	-	-	97.0	97.0
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($456.2 pretax), including change
in tax valuation allowance of $14.6	-	-	327.7	-	327.7
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	(14.3)	-	(14.3)
Pension liability ($(0.4) pretax)	-	-	(0.3)	-	(0.3)
Total comprehensive income					410.1
Employee share-based payments	-	0.5	-	-	0.5
Balance at June 30, 2009	$2.8	$4,527.3	$(290.5)	$(1,828.5)	$2,411.1

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	-	-	-	134.6	134.6
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses)
on securities ($126.4 pretax), including
decrease in tax valuation allowance of $(68.3)	-	-	164.0	-	164.0
Portion of other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	(28.5)	-	(28.5)
Change in other-than-temporary impairment
losses recognized in other comprehensive
income (loss)	-	-	9.9	-	9.9
Total comprehensive income					280.0
Dividends paid	-	(203.0)	-	-	(203.0)
Employee share-based payments	-	0.8	-	-	0.8
Balance at June 30, 2010	$2.8	$4,326.0	$130.4	$(1,477.3)	$2,981.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)
	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$393.5	$622.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	3,552.7	1,532.6
Equity securities, available-for-sale	8.6	56.0
Mortgage loans on real estate	81.3	111.2
Limited partnerships/corporations	14.9	50.9
Derivatives	33.1	16.0
Acquisition of:
Fixed maturities, available-for-sale	(3,456.8)	(1,457.9)
Equity securities, available-for-sale	(15.3)	(33.3)
Mortgage loans on real estate	(24.9)	(55.1)
Limited partnerships/corporations	(29.5)	(20.8)
Derivatives	(30.4)	(136.6)
Policy loans, net	2.2	13.6
Short-term investments, net	(36.4)	(267.7)
Loan-Dutch State obligation, payments received	75.1	49.5
Collateral received (delivered)	15.8	(4.1)
Purchases of fixed assets, net	-	15.3
Net cash provided by (used in) investing activities	190.4	(130.4)

Cash Flows from Financing Activities:
Deposits received for investment contracts	834.6	1,374.2
Maturities and withdrawals from investment contracts	(1,214.8)	(1,086.1)
Short-term loans to affiliates	(28.9)	(603.2)
Short-term repayments of repurchase agreements, net	-	(566.8)
Dividends to parent	(203.0)	-
Contribution of capital	-	365.0
Net cash used in financing activities	(612.1)	(516.9)
Net decrease in cash and cash equivalents	(28.2)	(24.6)
Cash and cash equivalents, beginning of period	243.3	203.5
Cash and cash equivalents, end of period	$215.1	$178.9

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

The condensed consolidated financial statements for the six months ended June 30, 2010, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of June 30, 2010, and for the three and six months ended June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2009 Annual Report on Form 10-K/A.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements, as of June 30, 2010 and for the three and six months ended June 30, 2010, were issued.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-02 were adopted by the Company on January 1, 2010, and were required to be applied retrospectively to January 1, 2009.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the three and six months ended June 30, 2010, or the year ended December 31, 2009, as there were no decreases in ownership of a subsidiary during those periods.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these financial statements.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires disaggregation of certain existing disclosures and certain new disclosures about financing receivables and the related allowance for credit losses. Existing disclosures required to be disaggregated by class of financing receivable include the rollforward of the allowance for credit losses with the  ending balance further disaggregated on the basis of impairment method, for each disaggregated ending balance in the rollforward schedule, the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables. Additional new disclosures by class of financing receivable will be required about credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-20 related to information as of the end of a reporting period are effective for fiscal years and interim periods ending after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period are effective for periods beginning after December 15, 2010.  Comparative disclosures for periods that ended before initial adoption are encouraged, but not required.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-20 on its disclosures.

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

The provisions of ASU 2010-11 are effective as of the beginning of the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.  The Company does not expect any effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$692.9	$71.5	$-	$764.4
U.S. government agencies and authorities	-	690.5	-	690.5
U.S. corporate, state and municipalities	-	6,831.8	44.5	6,876.3
Foreign	-	4,027.8	38.4	4,066.2
Residential mortgage-backed securities	-	1,905.1	192.6	2,097.7
Commercial mortgage-backed securities	-	1,011.7	-	1,011.7
Other asset-backed securities	-	367.5	245.7	613.2
Equity securities, available-for-sale	183.4	-	26.8	210.2
Derivatives:
Interest rate contracts	2.6	180.8	-	183.4
Foreign exchange contracts	-	7.0	-	7.0
Credit contracts	-	0.9	-	0.9
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,129.1	-	-	1,129.1
Assets held in separate accounts	36,492.1	3,860.1	49.2	40,401.4
Total	$38,500.1	$18,954.7	$597.2	$58,052.0

Liabilities:
Product guarantees	$-	$-	$38.5	$38.5
Derivatives:
Interest rate contracts	-	254.0	-	254.0
Foreign exchange contracts	-	28.0	-	28.0
Credit contracts	-	8.9	29.1	38.0
Total	$-	$290.9	$67.6	$358.5
(1) Level 3 net assets and liabilities accounted for 0.9% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.0%.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$1,861.9	$-	$-	$1,861.9
U.S. government agencies and authorities	-	673.6	-	673.6
U.S. corporate, state and municipalities	-	5,842.5	-	5,842.5
Foreign	-	3,358.3	-	3,358.3
Residential mortgage-backed securities	-	772.1	1,284.1	2,056.2
Commercial mortgage-backed securities	-	1,331.1	-	1,331.1
Other asset-backed securities	-	342.9	188.8	531.7
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives:
Interest rate contracts	-	128.8	-	128.8
Foreign exchange contracts	-	-	-	-
Credit contracts	-	0.2	-	0.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	34,936.7	6,433.1	-	41,369.8
Total	$38,074.7	$18,884.4	$1,512.7	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives:
Interest rate contracts	-	234.9	-	234.9
Foreign exchange contracts	-	43.3	-	43.3
Credit contracts	-	5.2	48.3	53.5
Total	$-	$283.4	$54.3	$337.7
(1) Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.7%.

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the six months ended June 30, 2010, include US Treasury strips of $52.8 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the period.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values since December 31, 2009, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At June 30, 2010, $225.0 and $12.2 billion of a total of $16.1 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by sources such as analytics or brokers and are classified as Level 3 assets.

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

Product guarantees: The Company records product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  These derivatives are classified as Level 3 liabilities or assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.  As of June 30, 2010, the credit spread of ING and the Company changed in relation to prior periods, which contributed to an increase in the derivative liability for product guarantees.

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

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows from the Dutch Strip Yield Curve.

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

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$16,120.0	$16,120.0	$15,655.3	$15,655.3
Equity securities, available-for-sale	210.2	210.2	187.9	187.9
Mortgage loans on real estate	1,818.7	1,838.0	1,874.5	1,792.8
Loan-Dutch State obligation	599.0	588.6	674.1	645.5
Policy loans	252.5	252.5	254.7	254.7
Cash, cash equivalents, short-term
investments, and short-term
investments under securities
loan agreement	1,129.1	1,129.1	1,129.8	1,129.8
Derivatives	191.3	191.3	129.0	129.0
Notes receivable from affiliates	175.0	180.4	175.0	169.6
Assets held in separate accounts	40,401.4	40,401.4	41,369.8	41,369.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,238.9	1,372.1	1,359.0	1,450.4
Without a fixed maturity	16,467.7	18,113.8	16,441.2	17,688.4
Product guarantees	38.5	38.5	6.0	6.0
Derivatives	320.0	320.0	331.7	331.7

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$44.7	$(1.0)		$0.4	$10.7	$28.4	$(38.7)	$44.5	$(0.1)
Foreign	27.7	0.4		(0.2)	3.4	29.3	(22.2)	38.4	0.3
Residential mortgage-backed securities	63.3	0.8		10.3	(3.7)	154.2	(32.3)	192.6	1.3
Commercial mortgage-backed securities	5.7	-		-	-	-	(5.7)	-	-
Other asset-backed securities	245.4	(6.2)		11.1	(4.6)	-	-	245.7	(6.3)
Total Fixed maturities, available for sale,
including securities pledged	386.8	(6.0)		21.6	5.8	211.9	(98.9)	521.2	(4.8)

Equity securities, available for sale	51.4	2.1		(2.1)	(3.7)	5.2	(26.1)	26.8	-

Derivatives, net	(41.0)	(4.0)		-	15.9	-	-	(29.1)	6.9

Product guarantees	7.5	(44.5)	(1)	-	(1.5)	-	-	(38.5)	-

Separate Accounts	-	(0.5)		-	(26.4)	76.1	-	49.2	-

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
(3) For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
U.S. corporate, state and municipalities	$-	$(1.0)		$0.6	$10.5	$34.4	$-	$44.5	$(0.1)
Foreign	-	(6.1)		3.3	7.6	33.6	-	38.4	(6.4)
Residential mortgage-backed securities	1,284.1	(1.4)		8.8	(10.3)	-	(1,088.6)	192.6	(0.9)
Other asset-backed securities	188.8	(12.6)		30.2	(8.8)	48.1	-	245.7	(12.6)
Total Fixed maturities, available for sale,
including securities pledged	1,472.9	(21.1)		42.9	(1.0)	116.1	(1,088.6)	521.2	(20.0)

Equity securities, available for sale	39.8	2.1		(2.3)	8.1	5.2	(26.1)	26.8	-

Derivatives, net	(48.3)	(3.3)		-	22.5	-	-	(29.1)	14.2

Product guarantees	(6.0)	(29.4)	(1)	-	(3.1)	-	-	(38.5)	-

Separate Accounts	-	5.8		-	(30.8)	74.2	-	49.2	1.4

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
(3) For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
Residential mortgage-backed securities	$1,756.8	$32.9		$(271.1)	$134.2	$-	$-	$1,652.8	$(37.1)
Other asset-backed securities	183.9	12.8		(17.6)	(7.3)	-	-	171.8	48.4
Total Fixed maturities, available for sale,
including securities pledged	1,940.7	45.7		(288.7)	126.9	-	-	1,824.6	11.3

Derivatives, net	(75.0)	1.2		-	8.0	-	-	(65.8)	1.1

Product guarantees	(195.0)	114.2	(1)	-	(1.2)	-	-	(82.0)	-

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
(3) For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale,
including securities pledged:
Residential mortgage-backed securities	$2,066.3	$186.0		$54.8	$(983.4)	$329.1	$-	$1,652.8	$(38.0)
Other asset-backed securities	225.3	10.7		(50.2)	(14.0)	-	-	171.8	10.4
Total Fixed maturities, available for sale,
including securities pledged	2,291.6	196.7		4.6	(997.4)	329.1	-	1,824.6	(27.6)

Derivatives, net	(73.6)	-		-	7.8	-	-	(65.8)	-

Product guarantees	(220.0)	140.4	(1)	-	(2.4)	-	-	(82.0)	-

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
(3) For financial instruments still held as of June 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers out of Level 3 during the six months ended June 30, 2010 in Fixed Maturities, available-for-sale, including securities pledged, are primarily due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote is provided.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three and six months ended June 30, 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of June 30, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	8,018.6	$26.3	$2.6	3,750.0	$41.5	$6.0
Interest rate swaps(1)	5,591.6	154.3	251.4	5,909.4	86.8	228.8
Foreign exchange swaps(1)	224.0	7.0	28.0	199.5	-	43.3
Credit default swaps(1)	265.3	0.9	38.0	243.9	0.2	53.6
Forwards(1)	172.4	2.6	-	-	-	-
Swaptions(1)	477.9	0.2	-	90.7	0.5	-
Managed custody
guarantees(3)	N/A	-	1.0	N/A	-	6.0
Embedded derivatives:
Within securities(2)	N/A	58.7	-	N/A	46.4	0.1
Within retail annuity
products(3)	N/A	-	37.5	N/A	-	-
Total		$250.0	$358.5		$175.4	$337.8
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest rate swaps(1)	$(6.3)	$(42.0)	$(16.1)	$(67.3)
Foreign exchange swaps(1)	17.3	(18.8)	24.7	(13.3)
Credit default swaps(1)	(9.7)	(12.8)	(8.5)	(9.8)
Forwards(1)	6.1	1.2	6.4	6.1
Futures(1)	-	(109.2)	-	(49.1)
Swaptions(1)	(0.2)	0.6	(0.4)	(2.5)
Interest rate caps(1)	(27.7)	(2.3)	(41.2)	(2.3)
Managed custody guarantees(2)	1.5	13.0	5.0	13.0
Embedded derivatives:
Within securities(1)	9.4	3.7	12.5	(55.3)
Within retail annuity products(2)	(46.0)	101.2	(34.4)	127.4
Total	$(55.6)	$(65.4)	$(52.0)	$(53.1)
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2010, the fair value of credit default swaps of $0.9 and $38.0 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.6 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets.  As of June 30, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $201.8 and $84.4, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of June 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$714.4	$50.0	$-	$-	$764.4
U.S. government agencies and
authorities	633.2	57.3	-	-	690.5
State, municipalities, and political
subdivisions	121.5	6.4	8.0	-	119.9

U.S. corporate securities:
Public utilities	1,180.3	73.9	4.5	-	1,249.7
Other corporate securities	5,146.0	394.3	33.3	0.3	5,506.7
Total U.S. corporate securities	6,326.3	468.2	37.8	0.3	6,756.4

Foreign securities(1):
Government	453.4	35.3	7.3	-	481.4
Other	3,415.6	197.3	28.1	-	3,584.8
Total foreign securities	3,869.0	232.6	35.4	-	4,066.2

Residential mortgage-backed securities	1,886.2	287.0	56.0	19.5	2,097.7
Commercial mortgage-backed securities	1,104.3	31.0	108.7	14.9	1,011.7
Other asset-backed securities	701.1	16.8	74.1	30.6	613.2

Total fixed maturities, including
securities pledged	15,356.0	1,149.3	320.0	65.3	16,120.0
Less: securities pledged	415.6	28.2	2.1	-	441.7
Total fixed maturities	14,940.4	1,121.1	317.9	65.3	15,678.3
Equity securities	188.7	22.0	0.5	-	210.2
Total investments, available-for-sale	$15,129.1	$1,143.1	$318.4	$65.3	$15,888.5
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

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
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments").

At June 30, 2010 and December 31, 2009, net unrealized gains were $785.5 and $146.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.  During 2009, as a result of the economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At June 30, 2010, net unrealized capital gains allocated to experience-rated contracts were $431.4, as reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, excluding securities pledged, as of June 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$256.3	$259.3
After one year through five years	4,442.0	4,705.0
After five years through ten years	3,948.5	4,230.3
After ten years	3,017.6	3,202.8
Mortgage-backed securities	2,990.5	3,109.4
Other asset-backed securities	701.1	613.2
Less: securities pledged	415.6	441.7
Fixed maturities, excluding securities pledged	$14,940.4	$15,678.3

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at June 30, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At June 30, 2010 and December 31, 2009, approximately 36.1% and 29.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at June 30, 2010 and December 31, 2009 was $438.7 and $233.5, respectively, and is included in Fixed maturities, available for sale, on the Condensed Consolidated Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Consolidated Statements of Operations related to these hybrid instruments was $(1.2) and $(22.4) for the three and six months ended June 30, 2010, respectively, and $(3.7) and $19.6 for the three and six months ended June 30, 2009, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2010 and December 31, 2009, the fair value of loaned securities was $328.4 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.5 at June 30, 2010 is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$26.5	6.9%	$2.8	0.8%	$105.5	15.7%	$18.5	2.8%
More than six months and
twelve months or less
below amortized cost	7.8	2.0%	5.9	1.5%	44.0	6.6%	37.9	5.7%
More than twelve months
below amortized cost	169.6	44.0%	172.7	44.8%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$203.9	52.9%	$181.4	47.1%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$26.1	$7.3	$48.1	$81.5
Mortgage and other asset-backed
securities	3.2	6.4	294.2	303.8
Total unrealized capital losses	$29.3	$13.7	$342.3	$385.3
Fair value	$906.6	$152.9	$1,326.8	$2,386.3

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate,
state, and
municipalities	$366.4	$10.4	$41.0	$2.4	$207.9	$33.3	$615.3	$46.1
Foreign	442.0	15.7	93.4	4.9	142.5	14.8	677.9	35.4
Residential
mortgage-backed	34.6	0.2	16.9	5.2	358.8	70.1	410.3	75.5
Commercial
mortgage-backed	46.3	2.9	-	-	372.3	120.7	418.6	123.6
Other asset-backed	17.3	0.1	1.6	1.2	245.3	103.4	264.2	104.7
Total	$906.6	$29.3	$152.9	$13.7	$1,326.8	$342.3	$2,386.3	$385.3

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate,
state, and
municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential
mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial
mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 79.5% of the average book value as of June 30, 2010.  In addition, this category includes 381 securities, which have an average quality rating of BBB+.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,148.3	$211.8	$60.7	$48.2	221	33
More than six months and
twelve months or less
below amortized cost	483.9	11.1	31.6	3.7	67	6
More than twelve months
below amortized cost	406.9	509.6	20.2	220.9	87	139
Total	$2,039.1	$732.5	$112.5	$272.8	375	178

2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
twelve months or less
below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and
municipalities	$585.6	$75.8	$25.6	$20.5	120	10
Foreign	690.1	23.2	30.3	5.1	78	6
Residential mortgage-backed	319.8	166.0	24.0	51.5	116	67
Commercial mortgage-backed	320.1	222.1	27.5	96.1	27	24
Other asset-backed	123.5	245.4	5.1	99.6	34	71
Total	$2,039.1	$732.5	$112.5	$272.8	375	178

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the six months ended June 30, 2010, unrealized capital losses on fixed maturities decreased by $282.8. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At June 30, 2010, the Company held 3 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $45.8, or 11.9% of the total unrealized capital losses, as of June 30, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

▪
Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

▪
Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

▪
Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, re-payment terms, and the geographical makeup of the collateral.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$118.8	13
Public utilities	0.6		2	-	-
Other U.S. corporate	2.8		15	10.5	13
Foreign(1)	21.5		9	18.5	7
Residential mortgage-backed	3.6		35	8.6	12
Commercial mortgage-backed	3.6		2	-	-
Other asset-backed	6.1		14	7.5	7
Limited partnerships	-		-	4.3	2
Equity securities	-	*	1	3.0	2
Total	$38.2		78	$171.2	56
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$1.7		1	$151.9	18
Public utilities	1.3		5	-	-
Other U.S. corporate	6.1		21	34.0	51
Foreign(1)	34.7		15	44.8	29
Residential mortgage-backed	4.8		37	44.4	55
Commercial mortgage-backed	3.6		2	-	-
Other asset-backed	12.2		20	22.0	22
Limited partnerships	-		-	15.0	16
Equity securities	-	*	1	18.5	8
Mortgage loans on real estate	1.0		1	-	-
Total	$65.4		103	$330.6	199
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedules include $12.5 and $28.1 for the three and six months ended June 30, 2010, respectively, and $26.6 and $73.8 for the three and six months ended June 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$118.8	13
Public utilities	0.6	2	-	-
Other U.S. corporate	2.2	13	8.7	12
Foreign(1)	21.5	9	17.1	6
Other asset-backed	1.4	1	-	-
Total	$25.7	25	$144.6	31
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$151.9	18
Public utilities	1.3	5	-	-
Other U.S. corporate	5.2	18	25.2	35
Foreign(1)	27.7	12	43.4	28
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	1.4	1	13.8	6
Total	$37.3	37	$256.8	95
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2010. No difference exists between the three and six months ended June 30, 2009 noncredit impairment amounts, as recognition of noncredit impairments in Other comprehensive income (loss) began effective April 1, 2009, with the adoption of new US GAAP guidance regarding impairments.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	3
Foreign(1)	-	-	0.1	3
Commercial mortgage-backed	14.9	2	-	-
Residential mortgage-backed	3.5	9	10.2	14
Other asset-backed	2.4	4	0.4	6
Total	$20.8	15	$14.3	26
(1)Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	3
Foreign(1)	-	-	0.1	3
Commercial mortgage-backed	14.9	2	-	-
Residential mortgage-backed	5.8	12	10.2	14
Other asset-backed	7.8	9	0.4	6
Total	$28.5	23	$14.3	26
(1)Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of June 30, 2010 and 2009 was $2,174.3 and $2,687.8, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the three and six months ended June 30, 2010, for which a portion of the OTTI was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2010	2009
Balance at April 1	$49.1	$25.1	(1)
Additional credit impairments:
On securities not previously impaired	5.6	0.9
On securities previously impaired	3.0	4.0
Reductions:
Securities sold, matured, prepaid or paid down	(4.2)	(0.3)
Balance at June 30	$53.5	$29.7

	Six Months Ended June 30,
	2010	2009
Balance at January 1	$46.0	$-
Implementation of OTTI guidance included in
ASC Topic 320(1)	-	25.1
Additional credit impairments:
On securities not previously impaired	7.7	0.9
On securities previously impaired	4.2	4.0
Reductions:
Securities sold, matured, prepaid or paid down	(4.4)	(0.3)
Balance at June 30	$53.5	$29.7
(1) Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(38.2) and $(163.9) in 2010 and 2009, respectively	$(5.4)	$(122.8)
Equity securities, available-for-sale, including net OTTI
of $0* and $(3.0) in 2010 and 2009, respectively	2.0	1.7
Derivatives	(20.5)	(183.3)
Other investments, including net OTTI of $(4.3)
in 2009	0.2	2.2
Less: allocation to experience-rated contracts, including
net OTTI of $(22.4) and $(93.3) in 2010 and 2009, respectively	15.3	(65.4)
Net realized capital losses	$(39.0)	$(236.8)
After-tax net realized capital gains (losses) including tax valuation
allowance of $(8.8) and $88.5 in 2010 and 2009, respectively	$(34.2)	$(65.4)
*Less than $0.1.

	Six Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(64.4) and $(297.1) in 2010 and 2009, respectively	$8.1	$(99.7)
Equity securities, available-for-sale, including net OTTI
of $0* and $(18.5) in 2010 and 2009, respectively	3.7	(13.5)
Derivatives	(35.1)	(138.2)
Other investments, including net OTTI of $(1.0) and $(15.0)
in 2010 and 2009, respectively	2.6	(11.1)
Less: allocation to experience-rated contracts, including
net OTTI of $(30.9) and $(169.8) in 2010 and 2009, respectively	5.3	(78.2)
Net realized capital losses	$(26.0)	$(184.3)
After-tax net realized capital gains (losses) including tax valuation
allowance of $12.0 and $101.5 in 2010 and 2009, respectively	$(4.9)	$(18.3)
*Less than $0.1.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The decrease in Total net realized capital losses for the three and six months ended June 30, 2010, was primarily due to lower credit and intent related impairments on fixed maturities in the first half of 2010 driven by the improved economic and interest rate environment. In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and six months ended June 30, 2009, the Company recognized losses on these futures.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated the amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the six months ended June 30, 2010 and 2009, the Company fully amortized $5.3 and $(78.2), respectively, of net unamortized realized capital gains (losses) allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, including those related to experience-rated contracts, were as follows for the periods ended June 30, 2010 and 2009.

	2010	2009
Proceeds on sales	$3,130.9	$3,204.8	*
Gross gains	104.6	360.5
Gross losses	22.0	123.5
* Includes proceeds from sale of Alt-A securities to the Dutch State in the first quarter of 2009.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired
Activity within DAC was as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at January 1	$901.8	$865.5
Deferrals of commissions and expenses	69.5	58.2
Amortization:
Amortization	(62.4)	8.4
Interest accrued at 5% to 7%	31.9	27.9
Net amortization included in Condensed Consolidated
Statements of Operations	(30.5)	36.3
Change in unrealized capital gains/losses on
available-for-sale securities	(5.1)	(82.2)
Balance at June 30	$935.7	$877.8

Activity within value of business acquired (“VOBA”) was as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at January 1	$991.5	$1,832.5
Deferrals of commissions and expenses	10.4	16.2
Amortization:
Amortization	(56.8)	(133.3)
Interest accrued at 5% to 7%	37.4	35.6
Net amortization included in Condensed Consolidated
Statements of Operations	(19.4)	(97.7)
Change in unrealized capital gains/losses on
available-for-sale securities	(54.2)	(340.4)
Balance at June 30	$928.3	$1,410.6

During the six months ended June 30, 2010, the Company revised and unlocked the assumptions related to lapse rates, maintenance expenses and portfolio yields, leading to higher estimated future gross profits.  These revisions resulted in a $73.4 decrease in amortization of DAC and VOBA.

During the six months ended June 30, 2009, the Company revised and unlocked the assumptions related to future mortality and expense charges and mutual fund revenue, leading to lower estimated future gross profits.  These revisions resulted in a $43.5 increase in amortization of DAC and VOBA.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.	Capital Contributions and Dividends

During the six months ended June 30, 2010, ILIAC did not receive any capital contributions from its parent. During the six months ended June 30, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the six months ended June 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. During the six months ended June 30, 2009, ILIAC did not pay any dividends on its common stock to its Parent.

8.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were 44.2% and (1,210.8)%, respectively.  The effective tax rates for the six months ended June 30, 2010 and 2009 were 26.6% and (214.2)%, respectively.  The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended June 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividend received deduction	(2.6)%	(50.6)%
Valuation allowance	11.3%	(1,182.8)%
Other	0.5%	(12.4)%
Effective rate at June 30	44.2%	(1,210.8)%

	Six Months Ended June 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividend received deduction	(2.2)%	(17.4)%
Valuation allowance	(6.6)%	(232.1)%
Other	0.4%	0.3%
Effective rate at June 30	26.6%	(214.2)%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  As of June 30, 2010 and December 31, 2009, the Company had a tax valuation allowance of $122.3 and $202.5, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

As of June 30, 2010, the Company’s gross unrecognized tax benefit was $13.2 of which $25.2 would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative unrecognized tax benefit was $12.8.  Additionally, the Company recognized a gross liability of $3.3 for interest related to its unrecognized tax benefits as of June 30, 2010 and December 31, 2009.  The Company continually evaluates its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits could decrease during the next 12 months by up to $10.3 due to completion of tax authority examinations.

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

Under this agreement, the Company incurred an immaterial amount of interest expense for the three and six months ended June 30, 2010 and 2009, respectively.  The Company earned interest income of $0.3 and $0.5 for the three and six months ended June 30, 2010, respectively, and $0.5 and $0.6 for the three and six months ended June 30, 2009.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of June 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $316.1 and $287.2, respectively, from ING AIH under the reciprocal loan agreement.

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

At June 30, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $297.6, of which $195.3 was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, of which $218.5 was with related parties.  During the three and six months ended June 30, 2010, $13.0 and $23.1, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2010, the Company held $15.8, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral.  In addition, as of June 30, 2010 and December 31, 2009, the Company delivered collateral of $113.3 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For the six months ended June 30, 2010, the Company incurred immaterial severance costs. For the six months ended June 30, 2009, the Company incurred $5.0 and $0.6 in charges related to employee severance and termination benefits and pension curtailment charges, respectively. For the six months ended June 30, 2010 and 2009, the Company made payments of $1.1 and $8.9, respectively, related to employee severance and termination. The total restructuring reserve outstanding was $1.8 and $2.5 at June 30, 2010 and December 31, 2009, respectively. The Company has substantially completed these integration, expense and staff reduction initiatives as of June 30, 2010. However, payments related to the accrual are expected to continue into 2011 as structured integration activities are completed.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale; including OTTI of
$(65.3) and $(14.3) in 2010 and 2009, respectively	$764.0	$(671.6)
Equity securities, available-for-sale	21.5	13.1
DAC/VOBA adjustment on available-for-sale securities,
including $134.0 of cumulative effect of change in accounting
principle in 2009	(148.1)	362.4
Sales inducements adjustment on available-for-sale securities	(0.5)	1.6
Premium deficiency reserve adjustment	(40.1)	-
Less: allocation to experience-rated contracts	431.4	-
Unrealized capital gains (losses), before tax	165.4	(294.5)
Deferred income tax (liability) asset (including $(46.9) of cumulative
effect of change in accounting principle in 2009)	(26.3)	22.0
Net unrealized capital gains (losses)	139.1	(272.5)
Pension liability, net of tax	(8.7)	(18.0)
Accumulated other comprehensive income (loss)	$130.4	$(290.5)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss).

As of June 30, 2010, the Company had $431.4 in net unrealized gains allocated to experience-rated contracts, which are reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets. In 2008 and 2009, as a result of the unfavorable market conditions, net unrealized capital gains (losses) were not allocated to experience-rated contracts. Rather, the Company reflected net unrealized capital losses in Shareholder’s equity on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the six months ended June 30, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains arising during the period(1)	$92.6	$368.7
Less: reclassification adjustment for gains and other
items included in Net income (loss)(2)	15.5	114.4
Net change in unrealized capital gains on securities	$77.1	$254.3
(1) Pretax net unrealized capital holding gains arising during the period were $129.5 and $544.3 for the six months ended June 30, 2010 and 2009, respectively.
(2) Pretax reclassification adjustments for gains and other items included in Net income (loss) were $21.7 and $168.9 for the six months ended June 30, 2010 and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of June 30, 2010 and December 31, 2009.

	2010	2009
Balance at January 1	$46.7	$-	(2)
Additional noncredit impairments:
On securities not previously impaired	28.3	53.0
On securities previously impaired	0.2	0.3
Reductions:
Securities sold, matured, prepaid or paid down(1)	(1.7)	(0.8)
Securities with additional credit impairments(1)	(8.2)	(5.8)
Total noncredit impairments	$65.3	$46.7
(1)Represents realization of noncredit impairments to Net income (loss).
(2)New guidance on recognition and presentation of OTTI, as included in ASC Topic 320, was adopted on April 1, 2009.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and six months ended June 30, 2010 and 2009, and financial condition as of June 30, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K/A.

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

(5)
The Company experienced ratings downgrades in 2009 and may experience additional future downgrades in the Company’s ratings which may negatively affect profitability, financial condition, and access to liquidity;

(6)
Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

(10)
The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised US GAAP requirements.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition;

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

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contractowners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees.  The Company’s expenses primarily consist of (a) interest credited and other benefits to contractowners, (b) amortization of DAC and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.  In addition, the Company collects broker-dealer commissions through its subsidiaries, Directed Services LLC (“DSL”) and ING Financial Advisers, LLC (“IFA”), which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

In the first half of 2010, the U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention.  However, a mostly sluggish economy has persisted into 2010 and significant risks still remain for the United States and other world economies, such as certain sovereign credit risks and the threat of contagion to the U.S. economy. These economic conditions are not unique to the Company, but present challenges to the entire insurance industry.

Although equity markets declined in the second quarter of 2010 from the first quarter of 2010, equity market levels were higher during the first half of 2010 in comparison with the same period of 2009. The overall improved equity markets in 2010 favorably impacted AUM and corresponding fee revenue related to variable annuity products.

Short-term, London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates continued to show signs of recovery in the first half of 2010. The long-term U.S. Treasury rates in the first half of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in realized and unrealized capital gains. The positive impact of decreasing interest rates was partially offset by the widening of credit spreads in the second quarter of 2010, while credit spreads narrowed during the latter part of 2009 and the first quarter of 2010.

Results of Operations

The Company's results of operations for the three months ended June 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses), higher Fee income, and higher Net investment income more than offset by higher Interest credited and other benefits to contractowners, an increase in Net amortization of DAC and VOBA higher Operating expenses and an unfavorable change in Income tax expense (benefit).

The Company's results of operations for the six months ended June 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses), higher Net investment income, higher Fee income and a decrease in Net amortization of DAC and VOBA more than offset by higher Interest credited and other benefits to contractowners, higher Operating expenses and unfavorable change in Income tax expense (benefit).

	Three Months Ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$361.6	$293.1	$68.5	23.4%
Fee income	141.1	128.4	12.7	9.9%
Premiums	13.3	8.8	4.5	51.1%
Broker-dealer commission revenue	52.4	63.6	(11.2)	(17.6)%
Net realized capital gains (losses):
Total other-than-temporary
impairment losses	(59.0)	(185.5)	126.5	(68.2)%
Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	20.8	14.3	6.5	45.5%
Net other-than-temporary impairments
recognized in earnings	(38.2)	(171.2)	133.0	(77.7)%
Other net realized capital losses	(0.8)	(65.6)	64.8	(98.8)%
Total net realized capital losses	(39.0)	(236.8)	197.8	(83.5)%
Other income	13.0	4.0	9.0	NM
Total revenue	542.4	261.1	281.3	NM
Benefits and expenses:
Interest credited and other
benefits to contractowners	210.5	133.5	77.0	57.7%
Operating expenses	168.8	140.6	28.2	20.1%
Broker-dealer commission expense	52.4	63.6	(11.2)	(17.6)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	31.6	(85.4)	117.0	NM
Interest expense	0.7	1.4	(0.7)	(50.0)%
Total benefits and expenses	464.0	253.7	210.3	82.9%
Income before income taxes	78.4	7.4	71.0	NM
Income tax expense (benefit)	34.7	(89.6)	124.3	NM
Net income	$43.7	$97.0	$(53.3)	(54.9)%
Effective tax rate	44.2%	NM
NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$658.9	$613.5	$45.4	7.4%
Fee income	282.2	239.8	42.4	17.7%
Premiums	21.4	13.6	7.8	57.3%
Broker-dealer commission revenue	111.0	159.3	(48.3)	(30.3)%
Net realized capital gains:
Total other-than-temporary
impairment losses	(93.9)	(344.9)	251.0	(72.8)%
Portion of other-than-temporary
impairment losses recognized in
Other comprehensive income (loss)	28.5	14.3	14.2	99.3%
Net other-than-temporary impairments
recognized in earnings	(65.4)	(330.6)	265.2	(80.2)%
Other net realized capital gains	39.4	146.3	(106.9)	(73.1)%
Total net realized capital losses	(26.0)	(184.3)	158.3	(85.9)%
Other income	15.5	8.1	7.4	91.4%
Total revenue	1,063.0	850.0	213.0	25.1%
Benefits and expenses:
Interest credited and other
benefits to contractowners	383.0	298.5	84.5	28.3%
Operating expenses	334.3	285.4	48.9	17.1%
Broker-dealer commission expense	111.0	159.3	(48.3)	(30.3)%
Net amortization of deferred policy
acquisition costs and value
of business acquired	49.9	61.4	(11.5)	(18.7)%
Interest expense	1.5	1.7	(0.2)	(11.8)%
Total benefits and expenses	879.7	806.3	73.4	9.1%
Income before income taxes	183.3	43.7	139.6	NM
Income tax expense (benefit)	48.7	(93.6)	142.3	NM
Net income	$134.6	$137.3	$(2.7)	(2.0)%
Effective tax rate	26.6%	NM
NM - Not meaningful.

Revenues
Total revenue increased for the three and six months ended June 30, 2010, primarily due to lower Net realized capital losses, higher Net investment income and Fee income, partially offset by lower Broker-dealer commission revenue.

The decrease in Total net realized capital losses for the three and six months ended June 30, 2010, was primarily due to lower credit and intent related impairments on fixed maturities in the first half of 2010 driven by the improved economic and interest rate environment. In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and six months ended June 30, 2009, the Company recognized losses on these futures.

Fee income increased for the three and six months ended June 30, 2010, as overall average variable AUM increased, driven by higher average equity market levels during the first half of 2010 compared to the first half of 2009.

The increase in Net investment income for the six months ended June 30, 2010 was mainly due to favorable returns on equity investments in limited partnerships and lower investment management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of the Company’s general account assets. In addition, for the three months ended June 30, 2010, higher investment income on fixed maturities driven by improved yields on asset-backed securities also contributed to the rise in Net investment income.

Broker-dealer commission revenue decreased for the three and six months ended June 30, 2010, due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense

Benefits and Expenses

Total benefits and expenses increased for the three and six months ended June 30, 2010, primarily due to an increase in Interest credited and other benefits to contractowners and Operating expenses partially offset by lower Broker-dealer commission expense. In addition, for the three months ended June 30, 2010, higher Net amortization of DAC and VOBA also contributed to the increase in Total benefits and expenses.

Interest credited and other benefits to contractowners increased for the three and six months ended June 30, 2010 due to the increase in reserves for product guarantees driven by the decline in interest rates.

Operating expenses increased for the three and six months ended June 30, 2010, reflecting higher commission expenses due to the increase in average variable annuity AUM, as well as development costs related to the Company’s new products.

The increase in Net amortization of DAC and VOBA for the three months ended June 30, 2010 was primarily due to unfavorable amortization related to higher current year gross profits, primarily driven by higher realized capital gains. The decrease for the six months ended June 30, 2010, was primarily due to the current period impact of favorable unlocking related to higher projected future profits.

Broker-dealer commission expense decreased for the three and six months ended June 30, 2010, due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

Income Taxes

Income tax expense increased for the three and six months ended June 30, 2010, primarily due to a lower release of tax valuation allowance related to realized capital losses and higher income before tax.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2010 and December 31, 2009.

	2010		2009
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$16,120.0	79.8%	$15,655.3	79.2%
Equity securities, available-for-sale	210.2	1.0%	187.9	1.0%
Short-term investments	571.9	2.8%	535.5	2.7%
Mortgage loans on real estate	1,818.7	9.0%	1,874.5	9.5%
Policy loans	252.5	1.2%	254.7	1.3%
Loan-Dutch State obligation	599.0	3.0%	674.1	3.4%
Limited partnerships/corporations	440.2	2.2%	426.2	2.2%
Derivatives	191.3	1.0%	129.0	0.7%
Total investments	$20,203.8	100.0%	$19,737.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$714.4	$50.0	$-	$-	$764.4
U.S. government agencies and
authorities	633.2	57.3	-	-	690.5
State, municipalities, and political
subdivisions	121.5	6.4	8.0	-	119.9

U.S. corporate securities:
Public utilities	1,180.3	73.9	4.5	-	1,249.7
Other corporate securities	5,146.0	394.3	33.3	0.3	5,506.7
Total U.S. corporate securities	6,326.3	468.2	37.8	0.3	6,756.4

Foreign securities(1):
Government	453.4	35.3	7.3	-	481.4
Other	3,415.6	197.3	28.1	-	3,584.8
Total foreign securities	3,869.0	232.6	35.4	-	4,066.2

Residential mortgage-backed securities	1,886.2	287.0	56.0	19.5	2,097.7
Commercial mortgage-backed securities	1,104.3	31.0	108.7	14.9	1,011.7
Other asset-backed securities	701.1	16.8	74.1	30.6	613.2

Total fixed maturities, including
securities pledged	15,356.0	1,149.3	320.0	65.3	16,120.0
Less: securities pledged	415.6	28.2	2.1	-	441.7
Total fixed maturities	$14,940.4	$1,121.1	$317.9	$65.3	$15,678.3
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).

Fixed maturities, available-for-sale, were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
U.S. government agencies
and authorities	632.5	41.1	-	-	673.6
State, municipalities, and
political subdivisions	112.5	2.5	7.8	-	107.2

U.S. corporate securities:
Public utilities	1,138.7	40.8	14.3	-	1,165.2
Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

Foreign securities(1):
Government	343.0	29.2	8.7	-	363.5
Other	2,922.5	129.0	56.6	0.1	2,994.8
Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

Residential mortgage-backed
securities	1,916.6	268.3	111.9	16.8	2,056.2
Commercial mortgage-backed
securities	1,535.0	10.4	214.3	-	1,331.1
Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

Total fixed maturities, including
securities pledged	15,521.9	801.5	621.4	46.7	15,655.3
Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities	$15,038.2	$797.2	$603.2	$46.7	$15,185.5
(1)Primarily U.S. dollar denominated.
(2)Represents other-than-temporary impairments reported as a component of Other comprehensive income ("noncredit impairments”).
It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At June 30, 2010 and December 31, 2009, the average quality rating of the Company’s fixed maturities portfolio was A.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, including securities pledged to creditors, by quality rating category were as follows as of June 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,370.2	27.1%	$4,011.2	26.1%
AA	1,026.3	6.3%	981.3	6.4%
A	4,075.4	25.3%	3,872.2	25.2%
BBB	5,560.0	34.5%	5,301.3	34.5%
BB	573.8	3.6%	599.4	3.9%
B and below	514.3	3.2%	590.6	3.9%
Total	$16,120.0	100.0%	$15,356.0	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,626.6	35.9%	$5,488.6	35.3%
AA	961.9	6.1%	987.2	6.4%
A	3,514.8	22.5%	3,458.7	22.3%
BBB	4,606.1	29.4%	4,493.6	29.0%
BB	558.6	3.6%	613.5	4.0%
B and below	387.3	2.5%	480.3	3.0%
Total	$15,655.3	100.0%	$15,521.9	100.0%

93.2% and 93.9% of fixed maturities were invested in securities rated BBB and above (Investment Grade) as of June 30, 2010 and December 31, 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at June 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$764.4	4.7%	$714.4	4.7%
U.S. government agencies and authorities	690.5	4.3%	633.2	4.1%
U.S. corporate, state, and municipalities	6,876.3	42.7%	6,447.8	42.0%
Foreign	4,066.2	25.2%	3,869.0	25.2%
Residential mortgage-backed	2,097.7	13.0%	1,886.2	12.3%
Commercial mortgage-backed	1,011.7	6.3%	1,104.3	7.2%
Other asset-backed	613.2	3.8%	701.1	4.5%
Total	$16,120.0	100.0%	$15,356.0	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,861.9	11.9%	$1,897.2	12.2%
U.S. government agencies and authorities	673.6	4.3%	632.5	4.1%
U.S. corporate, state, and municipalities	5,842.5	37.3%	5,617.7	36.3%
Foreign	3,358.3	21.5%	3,265.5	21.0%
Residential mortgage-backed	2,056.2	13.1%	1,916.6	12.3%
Commercial mortgage-backed	1,331.1	8.5%	1,535.0	9.9%
Other asset-backed	531.7	3.4%	657.4	4.2%
Total	$15,655.3	100.0%	$15,521.9	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of June 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
One year or less	$256.3	$259.3
After one year through five years	4,442.0	4,705.0
After five years through ten years	3,948.5	4,230.3
After ten years	3,017.6	3,202.8
Mortgage-backed securities	2,990.5	3,109.4
Other asset-backed securities	701.1	613.2
Less: securities pledged	415.6	441.7
Fixed maturities, excluding securities pledged	$14,940.4	$15,678.3

Subprime and Alt-A Mortgage Exposure

Credit markets have exhibited extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although some asset classes experienced a rebound in early 2009 and market activity increased for Alt-A mortgage-backed securities, these challenging conditions largely remain in 2010 for subprime mortgage-backed securities.

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

As market activity increased for Alt-A mortgaged-backed securities, the Company concluded that pricing information received from commercial pricing services and brokers, represented regularly occurring market transactions during the second half of 2009. The Company continues to maintain that the market for subprime mortgage-backed securities remains largely inactive and that pricing information does not represent regularly occurring market transactions.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of June 30, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of June 30, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $212.6 and $97.5, respectively, representing 1.3% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $205.2 and $125.4, respectively, representing 1.3% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	38.3%	2007	27.8%	AAA	42.2%	2007	28.3%
AA	14.8%	2006	23.6%	AA	16.0%	2006	24.4%
A	2.0%	2005 and prior	48.6%	A	4.6%	2005 and prior	47.3%
BBB	4.4%		100.0%	BBB	1.7%		100.0%
BB and below	40.5%			BB and below	35.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of June 30, 2010, the fair value and gross unrealized losses aggregated to $136.8 and $31.0, respectively, representing 0.8% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $138.8 and $41.2, respectively, representing 0.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	30.0%	2007	10.9%	AAA	37.5%	2007	11.3%
AA	3.1%	2006	28.2%	AA	1.4%	2006	29.1%
A	0.4%	2005 and prior	60.9%	A	1.7%	2005 and prior	59.6%
BBB	5.7%		100.0%	BBB	8.0%		100.0%
BB and below	60.8%			BB and below	51.4%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

After a long period of stability, delinquency rates on commercial mortgages have increased sharply in recent months, as rent levels, vacancies and property values have exhibited weakness.  For consumer asset backed securities, delinquency rates in recent months have shown signs of improvement.  However, there are renewed concerns with consumer loans as a result of the current economic environment, as unemployment has remained at elevated levels and headwinds from slower global growth appear more likely.

As of June 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.0 billion and $1.3 billion, respectively, and other ABS, excluding subprime exposure, totaled $417.5 and $343.0, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 56.4%, 9.1%, and 7.2%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 39.9%, 13.0%, and 11.4%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	66.4%	2008	0.5%	AAA	73.6%	2008	0.4%
AA	1.4%	2007	19.9%	AA	2.3%	2007	21.9%
A	20.8%	2006	18.2%	A	16.6%	2006	16.5%
BBB	7.2%	2005 and prior	61.4%	BBB	3.8%	2005 and prior	61.2%
BB and below	4.2%		100.0%		3.7%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings by credit quality and vintage year as of June 30, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	68.1%	2010	1.6%	AAA	56.3%	2008	5.9%
AA	1.5%	2008	14.8%	AA	7.2%	2007	13.9%
A	8.2%	2007	24.6%	A	18.0%	2006	29.8%
BBB	17.6%	2006	19.5%	BBB	17.0%	2005 and prior	50.4%
BB and below	4.6%	2005 and prior	39.5%	BB and below	1.5%		100.0%
	100.0%		100.0%		100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1.8 billion and $1.9 billion as of June 30, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $1.0 for the six months ended June 30, 2010. There were no impairments taken on the mortgage portfolio for the three months ended June 30, 2010 and the three or six months ended June 30, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  All mortgage loans in the Company’s portfolio were current with respect to principal and interest at June 30, 2010 and December 31, 2009.  Due to challenges that the current economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At June 30, 2010 and December 31, 2009, the Company had a $1.7 and $2.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of June 30, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$525.0	$569.0
50% - 60%	564.5	562.9
60% - 70%	583.7	593.6
70% - 80%	127.4	130.4
80% - 90%	19.8	20.6
Total Commercial Mortgage Loans	$1,820.4	$1,876.5
(1)Balances do not include allowance for mortgage loan credit losses.

	2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,175.5	$1,233.9
1.25x - 1.5x	247.3	229.6
1.0x - 1.25x	227.4	152.6
Less than 1.0x	138.6	195.4
Total Commercial Mortgage Loans	$1,788.8	$1,811.5
(1)Balances do not include allowance for mortgage loan credit losses.
(2)Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of June 30, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by US Region:
Pacific	$373.7	20.5%	$372.2	19.8%
South Atlantic	299.7	16.5%	308.3	16.5%
Middle Atlantic	357.7	19.6%	394.1	21.0%
East North Central	141.0	7.8%	143.0	7.6%
West South Central	279.8	15.4%	283.5	15.1%
Mountain	154.5	8.5%	158.0	8.4%
New England	95.5	5.2%	96.3	5.1%
West North Central	51.6	2.8%	52.6	2.8%
East South Central	66.9	3.7%	68.5	3.7%
Total Commercial Mortgage Loans	$1,820.4	100.0%	$1,876.5	100.0%
(1)Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by Property Type:
Industrial	$619.0	34.0%	$628.1	33.5%
Retail	377.0	20.7%	378.1	20.1%
Office	304.0	16.7%	325.0	17.3%
Apartments	258.1	14.2%	261.2	13.9%
Hotel/Motel	153.9	8.4%	156.1	8.3%
Other	108.4	6.0%	128.0	6.9%
Total Commercial Mortgage Loans	$1,820.4	100.0%	$1,876.5	100.0%
(1)Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of June 30, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$24.9	$-
2009	66.4	69.2
2008	153.4	155.3
2007	224.2	241.3
2006	594.9	639.8
2005 and prior	756.6	770.9
Total Commercial Mortgage Loans	$1,820.4	$1,876.5
(1)Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of June 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less
below amortized cost	$26.5	6.9%	$2.8	0.8%	$105.5	15.7%	$18.5	2.8%
More than six months and
twelve months or less
below amortized cost	7.8	2.0%	5.9	1.5%	44.0	6.6%	37.9	5.7%
More than twelve months
below amortized cost	169.6	44.0%	172.7	44.8%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$203.9	52.9%	$181.4	47.1%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of June 30, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$26.1	$7.3	$48.1	$81.5
Mortgage and other asset-backed
securities	3.2	6.4	294.2	303.8
Total unrealized capital losses	$29.3	$13.7	$342.3	$385.3
Fair value	$906.6	$152.9	$1,326.8	$2,386.3

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed
securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate,
state, and
municipalities	$366.4	$10.4	$41.0	$2.4	$207.9	$33.3	$615.3	$46.1
Foreign	442.0	15.7	93.4	4.9	142.5	14.8	677.9	35.4
Residential
mortgage-backed	34.6	0.2	16.9	5.2	358.8	70.1	410.3	75.5
Commercial
mortgage-backed	46.3	2.9	-	-	372.3	120.7	418.6	123.6
Other asset-backed	17.3	0.1	1.6	1.2	245.3	103.4	264.2	104.7
Total	$906.6	$29.3	$152.9	$13.7	$1,326.8	$342.3	$2,386.3	$385.3

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate,
state, and
municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential
mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial
mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 79.5% of the average book value as of June 30, 2010.  In addition, this category includes 381 securities, which have an average quality rating of BBB+.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less
below amortized cost	$1,148.3	$211.8	$60.7	$48.2	221	33
More than six months and
twelve months or less
below amortized cost	483.9	11.1	31.6	3.7	67	6
More than twelve months
below amortized cost	406.9	509.6	20.2	220.9	87	139
Total	$2,039.1	$732.5	$112.5	$272.8	375	178

2009
Six months or less
below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and
twelve months or less
below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months
below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and
municipalities	$585.6	$75.8	$25.6	$20.5	120	10
Foreign	690.1	23.2	30.3	5.1	78	6
Residential mortgage-backed	319.8	166.0	24.0	51.5	116	67
Commercial mortgage-backed	320.1	222.1	27.5	96.1	27	24
Other asset-backed	123.5	245.4	5.1	99.6	34	71
Total	$2,039.1	$732.5	$112.5	$272.8	375	178

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and
municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the six months ended June 30, 2010, unrealized capital losses on fixed maturities decreased by $282.8. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At June 30, 2010, the Company held 3 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $45.8, or 11.9% of the total unrealized capital losses, as of June 30, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

▪
Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

▪
Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

▪
Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, re-payment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-		-	$118.8	13
Public utilities	0.6		2	-	-
Other U.S. corporate	2.8		15	10.5	13
Foreign(1)	21.5		9	18.5	7
Residential mortgage-backed	3.6		35	8.6	12
Commercial mortgage-backed	3.6		2	-	-
Other asset-backed	6.1		14	7.5	7
Limited partnerships	-		-	4.3	2
Equity securities	-	*	1	3.0	2
Total	$38.2		78	$171.2	56
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2010			2009
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$1.7		1	$151.9	18
Public utilities	1.3		5	-	-
Other U.S. corporate	6.1		21	34.0	51
Foreign(1)	34.7		15	44.8	29
Residential mortgage-backed	4.8		37	44.4	55
Commercial mortgage-backed	3.6		2	-	-
Other asset-backed	12.2		20	22.0	22
Limited partnerships	-		-	15.0	16
Equity securities	-	*	1	18.5	8
Mortgage loans on real estate	1.0		1	-	-
Total	$65.4		103	$330.6	199
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above schedule includes $12.5 and $28.1 for the three and six months ended June 30, 2010, respectively, and $26.6 and $73.8 for the three and six months ended June 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$118.8	13
Public utilities	0.6	2	-	-
Other U.S. corporate	2.2	13	8.7	12
Foreign(1)	21.5	9	17.1	6
Other asset-backed	1.4	1	-	-
Total	$25.7	25	$144.6	31
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$151.9	18
Public utilities	1.3	5	-	-
Other U.S. corporate	5.2	18	25.2	35
Foreign(1)	27.7	12	43.4	28
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	1.4	1	13.8	6
Total	$37.3	37	$256.8	95
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and six months ended June 30, 2010. No difference exists between the three and six months ended June 30, 2009 noncredit impairment amounts, as recognition of noncredit impairments in Other comprehensive income (loss) began effective April 1, 2009, with the adoption of new US GAAP guidance regarding impairments.

	Three Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	3
Foreign(1)	-	-	0.1	3
Commercial mortgage-backed	14.9	2	-	-
Residential mortgage-backed	3.5	9	10.2	14
Other asset-backed	2.4	4	0.4	6
Total	$20.8	15	$14.3	26
(1)Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	3
Foreign(1)	-	-	0.1	3
Commercial mortgage-backed	14.9	2	-	-
Residential mortgage-backed	5.8	12	10.2	14
Other asset-backed	7.8	9	0.4	6
Total	$28.5	23	$14.3	26
(1)Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(38.2) and $(163.9) in 2010 and 2009, respectively	$(5.4)	$(122.8)
Equity securities, available-for-sale, including net OTTI
of $0* and $(3.0) in 2010 and 2009, respectively	2.0	1.7
Derivatives	(20.5)	(183.3)
Other investments, including net OTTI of $(4.3)
in 2009	0.2	2.2
Less: allocation to experience-rated contracts, including
net OTTI of $(22.4) and $(93.3) in 2010 and 2009, respectively	15.3	(65.4)
Net realized capital losses	$(39.0)	$(236.8)
After-tax net realized capital gains (losses) including tax valuation
allowance of $(8.8) and $88.5 in 2010 and 2009, respectively	$(34.2)	$(65.4)
*Less than $0.1.

	Six Months Ended June 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI
of $(64.4) and $(297.1) in 2010 and 2009, respectively	$8.1	$(99.7)
Equity securities, available-for-sale, including net OTTI
of $0* and $(18.5) in 2010 and 2009, respectively	3.7	(13.5)
Derivatives	(35.1)	(138.2)
Other investments, including net OTTI of $(1.0) and $(15.0)
in 2010 and 2009, respectively	2.6	(11.1)
Less: allocation to experience-rated contracts, including
net OTTI of $(30.9) and $(169.8) in 2010 and 2009, respectively	5.3	(78.2)
Net realized capital losses	$(26.0)	$(184.3)
After-tax net realized capital gains (losses) including tax valuation
allowance of $12.0 and $101.5 in 2010 and 2009, respectively	$(4.9)	$(18.3)
*Less than $0.1.
The decrease in Total net realized capital losses for the three and six months ended June 30, 2010, was primarily due to lower credit and intent related impairments on fixed maturities in the first half of 2010 driven by the improved economic and interest rate environment. In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and six months ended June 30, 2009, the Company recognized losses on these futures.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated the amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the six months ended June 30, 2010 and 2009, the Company fully amortized $5.3 and $(78.2), respectively, of net unamortized realized capital gains (losses) allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$692.9	$71.5	$-	$764.4
U.S. government agencies and authorities		690.5	-	690.5
U.S. corporate, state and municipalities		6,831.8	44.5	6,876.3
Foreign		4,027.8	38.4	4,066.2
Residential mortgage-backed securities		1,905.1	192.6	2,097.7
Commercial mortgage-backed securities		1,011.7	-	1,011.7
Other asset-backed securities		367.5	245.7	613.2
Equity securities, available-for-sale	183.4	-	26.8	210.2
Derivatives:
Interest rate contracts	2.6	180.8	-	183.4
Foreign exchange contracts	-	7.0	-	7.0
Credit contracts	-	0.9	-	0.9
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,129.1	-	-	1,129.1
Assets held in separate accounts	36,492.1	3,860.1	49.2	40,401.4
Total	$38,500.1	$18,954.7	$597.2	$58,052.0

Liabilities:
Product guarantees	$-	$-	$38.5	$38.5
Derivatives:
Interest rate contracts	-	254.0	-	254.0
Foreign exchange contracts	-	28.0	-	28.0
Credit contracts	-	8.9	29.1	38.0
Total	$-	$290.9	$67.6	$358.5
(1) Level 3 net assets and liabilities accounted for 0.9% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.0%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale,
including securities pledged:
U.S. Treasuries	$1,861.9	$-	$-	$1,861.9
U.S. government agencies and authorities	-	673.6	-	673.6
U.S. corporate, state and municipalities	-	5,842.5	-	5,842.5
Foreign	-	3,358.3	-	3,358.3
Residential mortgage-backed securities	-	772.1	1,284.1	2,056.2
Commercial mortgage-backed securities	-	1,331.1	-	1,331.1
Other asset-backed securities	-	342.9	188.8	531.7
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives:
Interest rate contracts	-	128.8	-	128.8
Foreign exchange contracts	-	-	-	-
Credit contracts	-	0.2	-	0.2
Cash and cash equivalents, short-term
investments, and short-term investments
under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	34,936.7	6,433.1	-	41,369.8
Total	$38,074.7	$18,884.4	$1,512.7	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives:
Interest rate contracts	-	234.9	-	234.9
Foreign exchange contracts	-	43.3	-	43.3
Credit contracts	-	5.2	48.3	53.5
Total	$-	$283.4	$54.3	$337.7
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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of June 30, 2010, the Company held net derivative liabilities with a fair value of $128.7.

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

The Company is evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As a part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions in the third quarter of 2010. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  ILIAC maintains the following agreements:

▪
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of June 30, 2010 and December 31, 2009, the Company had a $316.1 and $287.2 receivable, including interest, from ING AIH, respectively.

▪	A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. As of June 30, 2010 and December 31, 2009, ILIAC had no amounts outstanding under the revolving note facility.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2010, ILIAC did not receive any capital contributions from its parent. During the six months ended June 30, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the six months ended June 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the six months ended June 30, 2009, ILIAC did not pay any dividends on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2010, the Company held $15.8 of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral. In addition, as of June 30, 2010 and December 31, 2009, the Company delivered collateral of $113.3 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the ratings agencies.

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

On June 11, 2010, A.M. Best Company, Inc. (“A.M. Best”) affirmed its financial strength rating of A (Excellent) and issuer credit rating of a+ and changed its outlook to stable from negative.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2010 and December 31, 2009, the fair value of loaned securities was $328.4 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed.  The current payable of $12.5 may be reduced in less than one year, upon completion of such audits and exams.  The timing of the payment of the remaining allowance of $2.9 cannot be reliably estimated.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators will enter into an intense period of rulemaking and studies mandated by the legislation over the next six to eighteen months. Until such rulemaking and studies are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council, an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

The legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring (but not regulating) the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market; and entering into/implementing agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including the authority to preempt U.S. state law if it is found to be inconsistent with an International Agreement and treats a non-U.S. insurer less favorably than a U.S. insurer.

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. The legislation requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate.  Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of any such regulatory action.

The legislation provides that fixed indexed annuities meeting certain requirements shall be exempt from SEC supervision, thereby superseding SEC Regulation 151A, which would have required SEC registration of certain fixed index annuity products.

The Dodd-Frank Act imposes various ex-post assessments on certain financial companies, which may include the Company, to provide funds necessary to repay any borrowings and to cover the costs of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments).

The Company will continue to monitor and assess the potential effects of the Dodd-Frank Act as regulatory requirements are finalized and mandated studies are conducted.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  The Administration’s recent proposal to facilitate “partial annuitizations,” if enacted, could encourage use of annuity products, while its proposal to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  The Department of Labor recently issued interim final regulations concerning the fee disclosure obligations under ERISA for service providers to defined contribution plans. Regulations addressing fee disclosure obligations to plan participants are anticipated in the near future. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.

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

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have unintended consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators will enter into an intense period of rulemaking and studies mandated by the legislation over the next six to eighteen months. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council, an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of systemically significant financial services firms (a “Systemically Significant Company”), including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies.  If ING or its U.S. operations were designated as systemically significant, then ING and its subsidiaries would be supervised by the Federal Reserve Board and subject to heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. If ING or the Company were designated as a Systemically Significant Company, failure to meet the requisite measures of financial condition applicable to a Systemically Significant Company could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  We cannot predict whether any resulting recommendations, if any, will affect our business or financial condition.

The Dodd-Frank Act restricts the ability of federally insured depository institutions and their affiliates to:  (i) engage in proprietary trading (the “proprietary trading prohibition”) and (ii) sponsor or invest in funds (referred to in the legislation as hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “fund investment prohibition”).  The Dodd-Frank Act provides an exemption for investments by a regulated insurance company or its affiliate solely for the general account of such insurance company if certain conditions to the exemption are met (the “general account exemption”).  While we believe the general account exemption exempts the Company from both the proprietary trading prohibition and the fund investment prohibition, the statutory language on the general account exemption could be read to result in a different interpretation.  The Dodd-Frank Act provides for a period of study and rulemaking during which the scope and effects of the statutory language on the general account exemption may be clarified. Until the related study and rulemaking are complete, it is unclear whether the Company may need to alter any of its investment activities to comply.

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements.  Although we do not believe the Company should be considered a “swap dealer” or a “major swap participant”, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company.  The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements.  The legislation requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contract, and if so, to determine whether an exemption to their regulation is appropriate.  Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of such regulatory action.  If it is determined to regulate such products as swaps, we cannot predict how such regulations would be applied or the effect such regulation might have on the profitability or attractiveness of such products to our clients.  As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements.  In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company.  We cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on our hedging activities and strategies until the rulemaking process is substantially complete.

The Dodd-Frank Act imposes various ex-post assessments on certain financial companies, which may include the Company, to provide funds necessary to repay any borrowings and to cover the cost of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments). In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises.

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or unintended consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company’s results of operations or financial condition.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the National Association of Insurance Commissioners, the SEC, FINRA, Financial Accounting Standards Board, and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future.  For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated.  Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things.  Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board.  All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised US GAAP requirements.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are evaluated periodically by management to determine if they are realizable.  Factors in management’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies.  If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Additionally, the Company has recognized deferred tax assets on certain available-for-sale securities in loss positions that it believes it can hold until recovery or maturity.   The FASB is currently evaluating the ability for companies to recognize deferred tax assets on certain available for sale securities in loss positions based on a strategy to hold to recovery or maturity.  If the FASB determines this is not a valid tax strategy to recognize deferred tax assets on unrealized losses, the Company may be required to write-off related deferred tax asset amounts.

As of June 30, 2010, the Company’s valuation allowance was $122.3.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Item 6.            Exhibits

See Exhibit Index on pages 105-108 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2010 (Date)	ING Life Insurance and Annuity Company (Registrant)
	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

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

4.58
Modified Single Premium Deferred Annuity Contract (5 year) (Form No. IU-IA-3089) - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for ING Life Insurance and Annuity Company, as filed with the SEC on May 19, 2010 (File No. 333-162420).

4.59
Modified Single Premium Deferred Annuity Contract (7 year) (Form No. IU-IA-3090) - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for ING Life Insurance and Annuity Company, as filed with the SEC on May 19, 2010 (File No. 333-162420).

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