Form 10-Q
period 2010-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2010-11-15
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(860) 580-4646

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes    ☐       No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 5, 2010, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2010

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.      Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$327.4	$322.2	$986.3	$935.7
Fee income	134.8	141.9	417.0	381.7
Premiums	22.0	9.6	43.4	23.2
Broker-dealer commission revenue	51.8	56.0	162.8	215.3
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(24.3)	(21.5)	(118.2)	(366.4)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	13.1	6.9	41.6	21.2
Net other-than-temporary impairments recognized in earnings	(11.2)	(14.6)	(76.6)	(345.2)
Other net realized capital gains (losses)	14.4	(0.4)	53.8	145.9
Total net realized capital gains (losses)	3.2	(15.0)	(22.8)	(199.3)
Other income	10.3	3.8	25.8	11.9
Total revenue	549.5	518.5	1,612.5	1,368.5
Benefits and expenses:
Interest credited and other benefits to contractowners	187.5	116.1	570.5	414.6
Operating expenses	184.4	147.3	518.7	432.7
Broker-dealer commission expense	51.8	56.0	162.8	215.3
Net amortization of deferred policy acquisition costs and value of business acquired	(2.1)	(19.2)	47.8	42.2
Interest expense	0.7	0.9	2.2	2.6
Total benefits and expenses	422.3	301.1	1,302.0	1,107.4
Income before income taxes	127.2	217.4	310.5	261.1
Income tax (benefit) expense	(8.8)	72.8	39.9	(20.8)
Net income	$136.0	$144.6	$270.6	$281.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $15,711.7 at 2010 and $15,038.2 at 2009)	$16,945.6	$15,185.5
Equity securities, available-for-sale, at fair value (cost of $188.1 at 2010 and $175.1 at 2009)	216.3	187.9
Short-term investments	67.0	535.5
Mortgage loans on real estate	1,818.3	1,874.5
Loan - Dutch State obligation	577.3	674.1
Policy loans	252.9	254.7
Limited partnerships/corporations	442.4	426.2
Derivatives	216.0	129.0
Securities pledged (amortized cost of $788.5 at 2010 and $483.7 at 2009)	856.4	469.8
Total investments	21,392.2	19,737.2
Cash and cash equivalents	313.6	243.3
Short-term investments under securities loan agreement, including collateral delivered	751.2	351.0
Accrued investment income	250.0	217.2
Receivable for securities sold	43.9	3.1
Reinsurance recoverable	2,402.5	2,426.3
Deferred policy acquisition costs	955.5	901.8
Value of business acquired	931.4	991.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	308.4	287.2
Due from affiliates	40.2	49.1
Current income tax recoverable	-	23.9
Property and equipment	88.2	90.8
Other assets	106.9	100.8
Assets held in separate accounts	42,688.9	41,369.8
Total assets	$70,447.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$22,477.3	$21,115.0
Payable for securities purchased	135.4	18.4
Payables under securities loan agreement, including collateral held	780.8	351.0
Notes payable	4.9	4.9
Due to affiliates	127.3	159.9
Current income taxes	133.4	-
Deferred income taxes	244.6	351.2
Other liabilities	664.7	693.7
Liabilities related to separate accounts	42,688.9	41,369.8
Total liabilities	67,257.3	64,063.9

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,325.8	4,528.2
Accumulated other comprehensive income (loss)	203.3	(15.0)
Retained earnings (deficit)	(1,341.3)	(1,611.9)
Total shareholder’s equity	3,190.6	2,904.1
Total liabilities and shareholder’s equity	$70,447.9	$66,968.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2009	$2.8	$4,161.3	$(482.1)	$(2,117.5)	$1,564.5
Cumulative effect of change in accounting principle, net of DAC and tax	-	-	(151.7)	151.7	-
Comprehensive income:
Net income	-	-	-	281.9	281.9
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses) on securities ($804.0 pretax), including change in tax valuation allowance of $(66.0)	-	-	648.9	-	648.9
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(21.2)	-	(21.2)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	0.4	-	0.4
Pension liability ($8.4 pretax)	-	-	5.5	-	5.5
Total comprehensive income					915.5
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	1.5	-	-	1.5
Balance at September 30, 2009	$2.8	$4,527.8	$(0.2)	$(1,683.9)	$2,846.5

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	-	-	-	270.6	270.6
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses) on securities ($175.0 pretax), including change in tax valuation allowance of $(111.0)	-	-	247.0	-	247.0
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(41.6)	-	(41.6)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	12.9	-	12.9
Total comprehensive income					488.9
Dividends paid	-	(203.0)	-	-	(203.0)
Employee share-based payments	-	0.6	-	-	0.6
Balance at September 30, 2010	$2.8	$4,325.8	$203.3	$(1,341.3)	$3,190.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$803.3	$938.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities, available-for-sale	4,757.3	4,939.8
Equity securities, available-for-sale	11.2	86.3
Mortgage loans on real estate	106.1	162.0
Limited partnerships/corporations	18.6	80.4
Derivatives	(96.9)	19.1
Acquisition of:
Fixed maturities, available-for-sale	(5,636.6)	(4,673.5)
Equity securities, available-for-sale	(16.0)	(24.9)
Mortgage loans on real estate	(50.2)	(56.1)
Limited partnerships/corporations	(48.4)	(28.9)
Derivatives	(24.7)	(155.3)
Policy loans, net	1.8	13.3
Short-term investments, net	468.3	(865.4)
Loan-Dutch State obligation	96.8	92.0
Collateral received (delivered)	29.6	(0.1)
Purchases of fixed assets, net	-	13.5
Net cash used in investing activities	(383.1)	(397.8)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,480.6	1,620.1
Maturities and withdrawals from investment contracts	(1,606.3)	(1,578.0)
Short-term loans to affiliates	(21.2)	(270.2)
Short-term repayments of repurchase agreements, net	-	(615.2)
Dividends to parent	(203.0)	-
Contribution of capital	-	365.0
Net cash used in financing activities	(349.9)	(478.3)
Net increase in cash and cash equivalents	70.3	62.1
Cash and cash equivalents, beginning of period	243.3	203.5
Cash and cash equivalents, end of period	$313.6	$265.6

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

The condensed consolidated financial statements for the nine months ended September 30, 2010, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”).  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

The condensed consolidated financial statements and notes as of September 30, 2010, and for the three and nine months ended September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements were issued.

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

2.                                    Recently Adopted Accounting Standards

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (ASC Topic 815): Scope

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 815.

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

The provisions of ASU 2010-02 were adopted by the Company on January 1, 2010, and were required to be applied retrospectively to January 1, 2009.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the three and nine months ended September 30, 2010, or the year ended December 31, 2009, as there were no decreases in ownership of a subsidiary during those periods.

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

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

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

3.                                    New Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the US GAAP direct-response advertising guidance are met.  All other acquisition-related costs should be charged to expense as incurred.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26.

Reporting Loans to Participants by Defined Contribution Pension Plans

In September 2010, the FASB issued ASU 2010-25, “Plan Accounting - Defined Contribution Pension Plans (ASC Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” (“ASU 2010-25”), which requires participant loans be classified as notes receivable from participants, segregated from plan investments, and measured at their unpaid principal balance plus accrued but unpaid interest.

The provisions of ASU 2010-25 are effective for fiscal years ending after December 15, 2010, and should be applied retrospectively.  Early adoption is permitted.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-25.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

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
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services—Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$630.7	$77.1	$-	$707.8
U.S. government agencies and authorities	-	695.9	-	695.9
U.S. corporate, state and municipalities	-	7,604.7	6.2	7,610.9
Foreign	-	4,534.1	15.7	4,549.8
Residential mortgage-backed securities	-	2,140.9	423.5	2,564.4
Commercial mortgage-backed securities	-	1,005.1	-	1,005.1
Other asset-backed securities	-	399.9	268.2	668.1
Equity securities, available-for-sale	185.0	-	31.3	216.3
Derivatives:
Interest rate contracts	-	212.5	-	212.5
Foreign exchange contracts	-	1.0	-	1.0
Credit contracts	-	2.5	-	2.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.8	-	-	1,131.8
Assets held in separate accounts	39,024.4	3,644.3	20.2	42,688.9
Total	$40,971.9	$20,318.0	$765.1	$62,055.0

Liabilities:
Product guarantees	$-	$-	$62.7	$62.7
Derivatives:
Interest rate contracts	-	278.4	-	278.4
Foreign exchange contracts	-	37.1	-	37.1
Credit contracts	-	2.9	26.6	29.5
Total	$-	$318.4	$89.3	$407.7

(1)     Level 3 net assets and liabilities accounted for 1.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.6%.

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

Transfers in and out of Level 1 and 2

Certain US Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the nine months ended September 30, 2010, include US Treasury strips of $52.8 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values since December 31, 2009, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) which commenced in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At September 30, 2010, $488.2 and $13.4 billion of a total of $17.8 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Trading activity for the Company’s RMBS, particularly subprime and Alt-A RMBS, declined during 2008 as a result of the dislocation of the credit markets.  The Company continued to obtain pricing information from commercial pricing services and brokers. However, the pricing for subprime and Alt-A RMBS did not represent regularly occurring market transactions since the trading activity declined significantly in the second half of 2008.  As a result, the Company concluded in the second half of 2008 that the market for subprime and Alt-A RMBS was inactive and classified these securities as Level 3 assets.  The Company did not change its valuation procedures, which are consistent with those used for Level 2 marketable bonds without an active market, as a result of determining that the market was inactive. Due to increased trade activity of Alt-A RMBS during the second half of 2009, the Company determined that the Alt-A RMBS should be transferred to Level 2 of the valuation hierarchy as its overall assessment of the market was that it was active. The market for subprime RMBS remains largely inactive, and as such these securities remain in Level 3 of the valuation hierarchy.  The Company continues to monitor market activity for RMBS to determine proper classification in the valuation hierarchy.

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

Product guarantees: The Company records product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  These derivatives are classified as Level 3 liabilities or assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.  As of September 30, 2010, the overall value of the derivative liability increased.  This increase was mainly due to low interest rate levels, and was partially offset by the change in credit spread of ING in relation to prior periods which decreased the derivative liability.

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ASC Topic 825 excludes certain financial instruments, including insurance contracts, and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$17,802.0	$17,802.0	$15,655.3	$15,655.3
Equity securities, available-for-sale	216.3	216.3	187.9	187.9
Mortgage loans on real estate	1,818.3	1,872.4	1,874.5	1,792.8
Loan-Dutch State obligation	577.3	569.0	674.1	645.5
Policy loans	252.9	252.9	254.7	254.7
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.8	1,131.8	1,129.8	1,129.8
Derivatives	216.0	216.0	129.0	129.0
Notes receivable from affiliates	175.0	189.6	175.0	169.6
Assets held in separate accounts	42,688.9	42,688.9	41,369.8	41,369.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,310.5	1,394.5	1,359.0	1,450.4
Without a fixed maturity	16,885.5	17,819.2	16,441.2	17,688.4
Product guarantees	62.7	62.7	6.0	6.0
Derivatives	345.0	345.0	331.7	331.7

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	Change in unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$44.5	$-		$0.3	$(0.1)	$-	$(38.5)	$6.2	$-
Foreign	38.4	0.4		0.3	(0.6)	10.8	(33.6)	15.7	-
Residential mortgage-backed securities	192.6	(1.5)		(1.9)	21.2	302.7	(89.6)	423.5	(6.7)
Other asset-backed securities	245.7	(2.8)		14.5	12.0	-	(1.2)	268.2	(2.7)
Total Fixed maturities, available for sale, including securities pledged	521.2	(3.9)		13.2	32.5	313.5	(162.9)	713.6	(9.4)

Equity securities, available for sale	26.8	(0.9)		2.2	0.4	2.8	-	31.3	-

Derivatives, net	(29.1)	2.5		-	-	-	-	(26.6)	2.5

Product guarantees	(38.5)	(22.6)	(1)		(1.6)	-	-	(62.7)	-

Separate Accounts	49.2	0.3		-	(29.3)	-	-	20.2	0.1

(1)           This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)           The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)           For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$0.4	$(0.3)	$6.1	$-	$6.2	$-
Foreign	-	0.4		1.2	2.3	11.8	-	15.7	-
Residential mortgage-backed securities	1,284.1	(5.6)		4.4	41.5	-	(900.9)	423.5	(5.6)
Other asset-backed securities	188.8	(15.3)		44.7	1.9	48.1	-	268.2	(15.3)
Total Fixed maturities, available for sale, including securities pledged	1,472.9	(20.5)		50.7	45.4	66.0	(900.9)	713.6	(20.9)

Equity securities, available for sale	39.8	(0.4)		2.3	13.5	2.2	(26.1)	31.3	-

Derivatives, net	(48.3)	(0.7)		-	22.4	-	-	(26.6)	16.7

Product guarantees	(6.0)	(52.0)	(1)	-	(4.7)	-	-	(62.7)	-

Separate Accounts	-	6.1		-	(60.1)	74.2	-	20.2	1.5

(1)           This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)           The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)           For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
Residential mortgage-backed securities	$1,652.8	$3.2		$114.9	$(159.4)	$11.3	$-	$1,622.8	$(4.9)
Other asset-backed securities	171.8	(2.5)		20.3	(4.7)	-	-	184.9	(11.7)
Total Fixed maturities, available for sale, including securities pledged	1,824.6	0.7		135.2	(164.1)	11.3	-	1,807.7	(16.6)

Derivatives, net	(65.8)	(0.9)		-	-	-	-	(66.7)	4.6

Product guarantees	(82.0)	0.5	(1)	-	(1.5)	-	-	(83.0)	-

(1)           This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)           The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)           For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
Residential mortgage-backed securities	$2,066.3	$189.2		$169.7	$(1,142.8)	$340.4	$-	$1,622.8	$(35.6)
Other asset-backed securities	225.3	8.2		(29.9)	(18.7)	-	-	184.9	(1.3)
Total Fixed maturities, available for sale, including securities pledged	2,291.6	197.4		139.8	(1,161.5)	340.4	-	1,807.7	(36.9)

Derivatives, net	(73.6)	(0.9)		-	7.8	-	-	(66.7)	8.7

Product guarantees	(220.0)	140.9	(1)	-	(3.9)	-	-	(83.0)	-

(1)    This amount is included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2)    The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3)    For financial instruments still held as of September 30. Amounts are included in Net investment income and Net realized capital losses on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the nine months ended September 30, 2010 in Fixed Maturities, available-for-sale, including securities pledged, are primarily due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote is provided.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three and nine months ended September 30, 2010 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio.  Interest rate caps are purchased contracts that are used by the Company to hedge annuity products against rising interest rates.

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

Forwards: Certain forwards are acquired to hedge the Company’s CMO-B portfolio against movements in interest rates, particularly mortgage rates.  On the settlement date, the Company will either receive a payment (interest rate drops on owned forwards or interest rate rises on purchased forwards) or will be required to make a payment (interest rate rises on owned forwards or interest rate drops on purchased forwards).

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of September 30, 2010 and December 31, 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Interest rate caps(1)	8,018.6	$18.4	$1.8	3,750.0	$41.5	$6.0
Interest rate swaps(1)	5,716.2	194.0	276.6	5,909.4	86.8	228.8
Foreign exchange swaps(1)	240.2	1.0	37.1	199.5	-	43.3
Credit default swaps(1)	682.8	2.5	29.5	243.9	0.2	53.6
Futures(1)	2.5	-	-	-	-	-
Swaptions(1)	86.2	0.1	-	90.7	0.5	-
Managed custody guarantees(3)	N/A	-	0.7	N/A	-	6.0
Embedded derivatives:
Within securities(2)	N/A	69.9	-	N/A	46.4	0.1
Within retail annuity products(3)	N/A	-	62.0	N/A	-	-
Total		$285.9	$407.7		$175.4	$337.8

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest rate swaps(1)	$(0.5)	$(21.3)	$(16.9)	$(88.6)
Foreign exchange swaps(1)	(14.9)	(11.8)	9.8	(25.1)
Credit default swaps(1)	9.2	(7.3)	0.8	(17.1)
Forwards(1)	-	5.8	6.5	11.9
Futures(1)	0.1	-	0.1	(49.0)
Swaptions(1)	(0.2)	(0.3)	(0.5)	(2.8)
Interest rate caps(1)	(7.0)	(3.6)	(48.2)	(5.9)
Managed custody guarantees(2)	0.3	9.0	5.3	22.1
Embedded derivatives:
Within securities(1)	11.2	6.3	23.7	(49.0)
Within retail annuity products(2)	(22.9)	(8.5)	(57.3)	118.8
Total	$(24.7)	$(31.7)	$(76.7)	$(84.7)

(1)           Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.

(2)           Changes in value are included in Interest credited and other benefits to contractowners on the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2010, the fair value of credit default swaps of $2.5 and $29.5 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.6 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets.  As of September

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

30, 2010 and December 31, 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $637.8 and $84.4, respectively.

5.                                    Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, were as follows as of September 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$633.5	$74.3	$-	$-	$707.8
U.S. government agencies and authorities	633.2	62.7	-	-	695.9
State, municipalities, and political subdivisions	121.2	10.5	7.3	-	124.4

U.S. corporate securities:
Public utilities	1,298.8	116.1	2.3	-	1,412.6
Other corporate securities	5,544.0	547.7	17.5	0.3	6,073.9
Total U.S. corporate securities	6,842.8	663.8	19.8	0.3	7,486.5

Foreign securities(1):
Government	437.1	59.7	2.4	-	494.4
Other	3,750.9	321.1	16.5	0.1	4,055.4
Total foreign securities	4,188.0	380.8	18.9	0.1	4,549.8

Residential mortgage-backed securities	2,314.5	315.0	43.1	22.0	2,564.4
Commercial mortgage-backed securities	1,031.6	52.8	64.8	14.5	1,005.1
Other asset-backed securities	735.4	23.5	52.3	38.5	668.1

Total fixed maturities, including securities pledged	16,500.2	1,583.4	206.2	75.4	17,802.0
Less: securities pledged	788.5	69.1	1.2	-	856.4
Total fixed maturities	15,711.7	1,514.3	205.0	75.4	16,945.6
Equity securities	188.1	28.2	-	-	216.3
Total investments, available-for-sale	$15,899.8	$1,542.5	$205.0	$75.4	$17,161.9

(1)           Primarily U.S. dollar denominated.

(2)           Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

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

(1)           Primarily U.S. dollar denominated.

(2)           Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

At September 30, 2010 and December 31, 2009, net unrealized gains were $1,330.0 and $146.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.  During 2009, as a result of the economic environment, which resulted in significant losses on investments supporting experience-rated contracts, the Company reflected all unrealized losses in Shareholder’s equity rather than Future policy benefits and claims reserves. At September 30, 2010, net unrealized capital gains allocated to experience-rated contracts were $882.0, as reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, excluding securities pledged, as of September 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$366.9	$373.8
After one year through five years	4,683.2	5,055.5
After five years through ten years	4,164.8	4,587.2
After ten years	3,203.8	3,547.9
Mortgage-backed securities	3,346.1	3,569.5
Other asset-backed securities	735.4	668.1
Less: securities pledged	788.5	856.4
Fixed maturities, excluding securities pledged	$15,711.7	$16,945.6

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at September 30, 2010 and December 31, 2009.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At September 30, 2010 and December 31, 2009, approximately 34.6% and 29.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.  The fair value of these instruments at September 30, 2010 and December 31, 2009 was $463.6 and $233.5, respectively, and is included in Fixed maturities, available for sale, on the Condensed Consolidated Balance Sheets.  The impact to Other net realized capital gains (losses) on the Condensed Consolidated Statements of Operations related to these hybrid instruments was $0.1 and $(21.9) for the three and nine months ended September 30, 2010, respectively, and $19.6 and $41.3 for the three and nine months ended September 30, 2009, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2010 and December 31, 2009, the fair value of loaned securities was $714.3 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.6 at September 30, 2010 is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of September 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$9.9	3.5%	$2.0	0.7%	$105.5	15.7%	$18.5	2.8%
More than six months and twelve months or less below amortized cost	3.0	1.1%	-	0.0%	44.0	6.6%	37.9	5.7%
More than twelve months below amortized cost	108.9	38.7%	157.8	56.0%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$121.8	43.3%	$159.8	56.7%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of September 30, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$8.5	$2.6	$35.3	$46.4
Mortgage and other asset-backed securities	3.4	0.4	231.4	235.2
Total unrealized capital losses	$11.9	$3.0	$266.7	$281.6
Fair value	$523.8	$55.5	$1,090.0	$1,669.3

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of September 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate, state, and municipalities	$124.4	1.7	13.8	0.2	194.4	25.5	$332.6	$27.4
Foreign	54.8	6.8	37.9	2.4	110.8	9.8	203.5	19.0
Residential mortgage-backed	320.6	3.3	1.3	0.1	293.5	61.7	615.4	65.1
Commercial mortgage-backed	1.2	-	-	-	265.8	79.2	267.0	79.2
Other asset-backed	22.8	0.1	2.5	0.3	225.5	90.5	250.8	90.9
Total	$523.8	$11.9	$55.5	$3.0	$1,090.0	$266.7	$1,669.3	$281.6

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.3% of the average book value as of September 30, 2010.  In addition, this category includes 327 securities, which have an average quality rating of BBB.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$767.1	$104.4	$36.7	$25.1	175	16
More than six months and twelve months or less below amortized cost	234.2	9.0	14.8	2.5	59	3
More than twelve months below amortized cost	378.4	457.8	17.8	184.7	82	123
Total	$1,379.7	$571.2	$69.3	$212.3	316	142

2009
Six months or less below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and twelve months or less below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and municipalities	$311.1	$48.9	$13.9	$13.5	56	6
Foreign	183.1	39.4	9.6	9.4	32	6
Residential mortgage-backed	545.2	135.3	23.3	41.8	142	50
Commercial mortgage-backed	219.0	127.3	16.7	62.6	22	16
Other asset-backed	121.3	220.3	5.8	85.0	64	64
Total	$1,379.7	$571.2	$69.3	$212.3	316	142

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the nine months ended September 30, 2010, unrealized capital losses on fixed maturities decreased by $386.5. Lower unrealized losses are due to lower yields and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At September 30, 2010, the Company held 2 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $30.3, or 10.8% of the total unrealized capital losses, as of September 30, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$0.1	1	$3.0	1
Foreign(1)	6.9	3	1.8	7
Residential mortgage-backed	0.8	12	3.3	31
Commercial mortgage-backed	0.6	1	-	-
Other asset-backed	2.5	9	2.2	9
Limited partnerships	0.2	1	-	-
Equity securities	0.1	1	-	-
Mortgage loans on real estate	-	-	4.3	1
Total	$11.2	28	$14.6	49

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$152.0	18
Public utilities	1.3	5	-	-
Other U.S. corporate	5.2	19	37.0	52
Foreign(1)	41.6	17	46.6	36
Residential mortgage-backed	5.6	41	47.6	85
Commercial mortgage-backed	4.2	2	-	-
Other asset-backed	14.7	25	24.2	31
Limited partnerships	1.2	3	15.0	16
Equity securities	0.1	1	18.5	8
Mortgage loans on real estate	1.0	1	4.3	1
Total	$76.6	115	$345.2	247

(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The above schedules include $11.1 and $39.2 for the three and nine months ended September 30, 2010, respectively, and $10.3 and $84.1 for the three and nine months ended September 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.1	1	$3.0	1
Foreign(1)	-	-	1.3	5
Total	$0.1	1	$4.3	6
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$152.0	18
Public utilities	1.4	5	-	-
Other U.S. corporate	5.3	19	28.2	36
Foreign(1)	27.6	12	44.6	33
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	1.4	1	13.8	6
Total	$37.4	38	$261.1	101

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$3.9	4	$5.2	18
Other asset-backed	9.2	5	1.7	7
Total	$13.1	9	$6.9	25

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	1
Foreign(1)	-	-	0.1	3
Commercial mortgage-backed	14.9	2	-	-
Residential mortgage-backed	9.5	17	15.4	11
Other asset-backed	17.2	14	2.1	11
Total	$41.6	33	$21.2	26

(1) Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of September 30, 2010 and 2009 was $2,098.4 and $2,658.1, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and nine months ended September 30, 2010 and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2010	2009
Balance at July 1	$53.5	$29.7
Additional credit impairments:
On securities not previously impaired	1.7	2.5
On securities previously impaired	1.1	2.2
Reductions:
Securities sold, matured, prepaid or paid down	(2.3)	(0.6)
Balance at September 30	$54.0	$33.8

	Nine Months Ended September 30,
	2010	2009
Balance at January 1	$46.0	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	25.1
Additional credit impairments:
On securities not previously impaired	9.4	3.4
On securities previously impaired	5.2	6.2
Reductions:
Securities sold, matured, prepaid or paid down	(6.6)	(0.9)
Balance at September 30	$54.0	$33.8

(1)      Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives. The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2010 and 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(10.9) and $(10.3) in 2010 and 2009, respectively	$47.5	$84.2
Equity securities, available-for-sale, including net OTTI of $(0.1) and $0.0 in 2010 and 2009, respectively	(0.9)	10.4
Derivatives	(13.3)	(38.5)
Other investments, including net OTTI of $(0.2) and $(4.3) in 2010 and 2009, respectively	(0.1)	(2.1)
Less: allocation to experience-rated contracts, including net OTTI of $(0.1) and $3.6 in 2010 and 2009, respectively	30.0	69.0
Net realized capital gains	$3.2	$(15.0)
After-tax net realized capital gains (losses) including tax valuation allowance of $21.0 and $11.7 for 2010 and 2009, respectively	$23.1	$1.9

	Nine Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(74.3) and $(307.4) in 2010 and 2009, respectively	$55.6	$(15.5)
Equity securities, available-for-sale, including net OTTI of $(0.1) and $(18.5) in 2010 and 2009, respectively	2.8	(3.2)
Derivatives	(48.4)	(176.6)
Other investments, including net OTTI of $(2.2) and $(19.3) in 2010 and 2009, respectively	2.5	(13.2)
Less: allocation to experience-rated contracts, including net OTTI of $(31.0) and $(166.2) in 2010 and 2009, respectively	35.3	(9.2)
Net realized capital gains	$(22.8)	$(199.3)
After-tax net realized capital gains (losses) including tax valuation allowance of $33.0 and $113.2 for 2010 and 2009, respectively	$18.2	$(16.3)

The decrease in Total net realized capital losses for the three and nine months ended September 30, 2010, was primarily due to lower credit and intent related impairments on fixed maturities in the first nine months of 2010 driven by the improved economic and interest rate environment. In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and nine months ended September 30, 2009, the Company recognized losses on these futures.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated the amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the nine months ended

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

September 30, 2010 and 2009, the Company fully amortized $35.3 and $9.2, respectively, of net unamortized realized capital gains (losses) allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross realized gains and losses, including those related to experience-rated contracts, were as follows for the periods ended September 30, 2010 and 2009.

	2010	2009
Proceeds on sales	$4,055.3	$4,025.7
Gross gains	154.0	200.3
Gross losses	24.8	82.1

6.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at January 1	$901.8	$865.5
Deferrals of commissions and expenses	104.7	83.8
Amortization:
Amortization	(90.0)	(15.4)
Interest accrued at 5% to 7%	48.1	42.8
Net amortization included in Condensed Consolidated Statements of Operations	(41.9)	27.4
Change in unrealized capital gains/losses on available-for-sale securities	(9.1)	(89.4)
Balance at September 30	$955.5	$887.3

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within value of business acquired (“VOBA”) was as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at January 1	$991.5	$1,832.5
Deferrals of commissions and expenses	16.2	26.6
Amortization:
Amortization	(61.6)	(123.5)
Interest accrued at 5% to 7%	55.7	53.9
Net amortization included in Condensed Consolidated Statements of Operations	(5.9)	(69.6)
Change in unrealized capital gains/losses on available-for-sale securities	(70.4)	(756.6)
Balance at September 30	$931.4	$1,032.9

During the nine months ended September 30, 2010, the Company revised and unlocked the assumptions related to lapse rates, maintenance expenses and portfolio yields, leading to higher estimated future gross profits.  These revisions resulted in a $73.4 decrease in amortization of DAC and VOBA.

During the nine months ended September 30, 2009, the Company revised and unlocked the assumptions related to future mortality and expense charges and mutual fund revenue, leading to higher estimated future gross profits.  These revisions resulted in a $43.5 decrease in amortization of DAC and VOBA.

7.                                    Capital Contributions and Dividends

During the nine months ended September 30, 2010, ILIAC did not receive any capital contributions from its Parent. During the nine months ended September 30, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the nine months ended September 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the nine months ended September 30, 2009, ILIAC did not pay any dividends on its common stock to its Parent.  On October 30, 2010, ING Financial Advisers, LLC paid a $60.0 dividend to ILIAC, its parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.         Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were (6.9)% and 33.5%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were 12.9% and (8.0)%, respectively.  The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended September 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividend received deduction	(12.9)%	3.2%
Valuation allowance	(11.7)%	(5.4)%
Audit settlement	(18.2)%	-
Other	0.9%	0.7%
Effective rate at September 30	(6.9)%	33.5%

	Nine Months Ended September 30,
	2010	2009
Statutory rate	35.0%	35.0%

Dividend received deduction	(6.6)%	(0.3)%
Valuation allowance	(8.7)%	(43.4)%
Audit settlement	(7.4)%	-
Other	0.6%	0.7%
Effective rate at September 30	12.9%	(8.0)%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized.  At September 30, 2010 and December 31, 2009, the Company had a tax valuation allowance of $64.7 and $202.5, respectively.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Balance at beginning of period	$12.8	$22.1
Additions for tax positions related to current year	-	0.9
Additions for tax positions related to prior years	36.7	3.5
Reductions for tax positions related to prior years	(21.7)	(13.3)
Reductions for settlements with taxing authorities	(0.2)	(0.4)
Balance at end of period	$27.6	$12.8

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company had $2.9 and $24.8 of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, which would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and income tax expense (benefit) on the Balance Sheet and the Statement of Operations, respectively. The Company had accrued interest of $0.0 and $3.3 as of September 30, 2010 and December 31, 2009, respectively.  The decrease in accrued interest during the period ended September 30, 2010 is primarily related to the settlement of the 2004 through 2008 federal audits.

Tax Regulatory Matters

In September 2010, the IRS completed its examination of the Company’s returns through tax year 2008.  The provision for the quarter ended September 30, 2010 reflected non-recurring favorable adjustments, resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s positions.

The Company is currently under audit by the Internal Revenue Service (IRS) for tax years 2009 and 2010.  It is anticipated that the IRS audit of the 2009 tax year will be finalized within the next twelve months.  Upon finalization of the IRS examination, it is reasonably possible that the unrecognized tax benefits will decrease by up to $24.7.  The timing of the payment of the remaining allowance of $2.9 cannot be reliably estimated.  The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2009 and 2010.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company incurred an immaterial amount of interest expense for the three and nine months ended September 30, 2010 and 2009, respectively.  The Company earned interest income of $0.2 and $0.7 for the three and nine months ended September 30, 2010, respectively, and $0.3 and $0.9 for the three and nine months ended September 30, 2009.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of September 30, 2010 and December 31, 2009, the Company had an outstanding receivable of $308.3 and $287.2, respectively, from ING AIH under the reciprocal loan agreement.

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

At September 30, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $530.0, of which $178.8 was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, of which $218.5 was with related parties.  During the three and nine months ended September 30, 2010, $14.4 and $37.5, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2010, the Company held $29.6, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral.  In addition, as of September 30, 2010 and December 31, 2009, the Company delivered collateral of $142.1 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.       Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2010 and 2009.

	2010	2009
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale; including OTTI of $(75.4) and $(20.8) in 2010 and 2009, respectively and $(238.8) of cumulative effect of change in accounting principle in 2009	$1,301.8	$95.6
Equity securities, available-for-sale	28.2	12.0
DAC/VOBA adjustment on available-for-sale securities, including $134.0 of cumulative effect of change in accounting principle in 2009	(168.3)	(61.1)
Sales inducements adjustment on available-for-sale securities	(0.3)	0.3
Policy loans	(75.4)	-
Derivatives	0.1	-
Other investments	(0.2)	-
Less: allocation to experience-rated contracts	882.0	-
Unrealized capital gains, before tax	203.9	46.8
Deferred income tax asset (liability) (including $(46.9) of cumulative effect of change in accounting principle in 2009)	8.1	(34.5)
Net unrealized capital gains	212.0	12.3
Pension liability, net of tax	(8.7)	(12.5)
Accumulated other comprehensive income (loss)	$203.3	$(0.2)

On April 1, 2009, the Company adopted new US GAAP guidance on impairments, included in ASC Topic 320. As prescribed by this accounting guidance, noncredit impairments, reflecting the portion of the impairment between the present value of future cash flows and fair value, were recognized in Other comprehensive income (loss).

As of September 30, 2010, the Company had $882.0 in net unrealized gains allocated to experience-rated contracts, which are reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  In 2009, as a result of the unfavorable market conditions, net unrealized capital gains (losses) were not allocated to experience-rated contracts.  Rather, the Company reflected net unrealized capital losses in Shareholder’s equity on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2010 and 2009.

	2010	2009
Net unrealized capital holding gains arising during the period(1)	$148.7	$652.6
Less: reclassification adjustment for gains and other items included in Net income (loss)(2)	41.5	164.9
Net change in unrealized capital gains on securities	$107.2	$487.7

(1) Pretax net unrealized capital holding gains arising during the period were $202.9 and $959.0 for the nine months ended September 30, 2010 and 2009, respectively.
(2) Pretax reclassification adjustments for gains and other items included in Net income (loss) were $56.6 and $242.3 for the nine months ended September 30, 2010 and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

The following table identifies the amount of noncredit impairments on fixed maturities recognized in Other comprehensive income (loss) as of September 30, 2010 and December 31, 2009.

	2010	2009
Balance at January 1	$46.7	$-	(2)
Additional noncredit impairments:
On securities not previously impaired	41.2	53.0
On securities previously impaired	0.4	0.3
Reductions:
Securities sold, matured, prepaid or paid down(1)	(2.7)	(0.8)
Securities with additional credit impairments(1)	(10.2)	(5.8)
Total noncredit impairments	$75.4	$46.7

(1) Represents realization of noncredit impairments to Net income (loss).
(2) New guidance on recognition and presentation of OTTI, as included in ASC Topic 320, was adopted on April 1, 2009.

Item 2.                         Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and nine months ended September 30, 2010 and 2009, and financial condition as of September 30, 2010 and December 31, 2009.  This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2009 Annual Report on Form 10-K/A.

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

(5)

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings which may negatively affect profitability, financial condition, and access to liquidity;

(6)

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity;

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

(11)	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(12)	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations;
(13)	Changes in underwriting and actual experience could materially affect profitability;
(14)	A loss of key product distribution relationships could materially affect sales;
(15)	Competition could negatively affect the ability to maintain or increase profitability;

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. ING also announced that Thomas J. McInerney will step down from his positions as Chief Operating Officer Insurance of ING and member of the ING Management Board Insurance and as Chairman of the Board of Directors of the Company, effective January 1, 2011.

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K/A, except as noted in the Recently Adopted Accounting Standards footnote.

Results of Operations

Overview

Products currently offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reduction.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products which the Company commenced selling during the first quarter of 2010. On November 10, 2010, ING announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.

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

Equity markets improved for the nine months ended September 30, 2010, which favorably impacted variable AUM and corresponding fee revenue related to variable annuity products.

Short-term London InterBank Offered Rates (“LIBOR”) and U.S. Treasury rates continued to show signs of recovery during the first nine-months of 2010.  The long-term U.S. Treasury rates in the first three-quarters of 2010 decreased from the year-end of 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains.  The decline in U.S. Treasury rates is mainly due to anticipation in the market that additional quantitative easing is likely in the near future.

Results of Operations

The Company’s results of operations for the three months ended September 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses), higher Premium income and a favorable change in Income tax expense (benefit) more than offset by higher Interest credited and other benefits to contractowners, higher Operating expenses, unfavorable change in Net amortization of DAC and VOBA and lower Fee income.

	Three Months Ended September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$327.4	$322.2	$5.2	1.6%
Fee income	134.8	141.9	(7.1)	(5.0)%
Premiums	22.0	9.6	12.4	129.2%
Broker-dealer commission revenue	51.8	56.0	(4.2)	(7.5)%
Net realized capital losses:
Total other-than-temporary impairment losses	(24.3)	(21.5)	(2.8)	(13.0)%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	13.1	6.9	6.2	89.9%
Net other-than-temporary impairments recognized in earnings	(11.2)	(14.6)	3.4	23.3%
Other net realized capital gains (losses)	14.4	(0.4)	14.8	NM
Total net realized capital gains (losses)	3.2	(15.0)	18.2	NM
Other income	10.3	3.8	6.5	171.1%
Total revenue	549.5	518.5	31.0	6.0%
Benefits and expenses:
Interest credited and other benefits to contractowners	187.5	116.1	71.4	61.5%
Operating expenses	184.4	147.3	37.1	25.2%
Broker-dealer commission expense	51.8	56.0	(4.2)	(7.5)%
Net amortization of deferred policy acquisition costs and value of business acquired	(2.1)	(19.2)	17.1	89.1%
Interest expense	0.7	0.9	(0.2)	(22.2)%
Total benefits and expenses	422.3	301.1	121.2	40.3%
Income before income taxes	127.2	217.4	(90.2)	(41.5)%
Income tax (benefit) expense	(8.8)	72.8	(81.6)	NM
Net income	$136.0	$144.6	$(8.6)	(5.9)%
Effective tax rate	(6.9)%	33.5%

NM - Not meaningful.

The Company’s results of operations for the nine months ended September 30, 2010, and changes therein, is primarily impacted by a favorable change in Net realized capital gains (losses), higher Net investment income, higher Fee income and higher Premium income partially offset by higher Interest credited and other benefits to contractowners, higher Operating expenses, and an unfavorable change in Income tax expense (benefit).

	Nine Months Ended September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$986.3	$935.7	$50.6	5.4%
Fee income	417.0	381.7	35.3	9.2%
Premiums	43.4	23.2	20.2	87.1%
Broker-dealer commission revenue	162.8	215.3	(52.5)	(24.4)%
Net realized capital losses:
Total other-than-temporary impairment losses	(118.2)	(366.4)	248.2	67.7%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	41.6	21.2	20.4	96.2%
Net other-than-temporary impairments recognized in earnings	(76.6)	(345.2)	268.6	77.8%
Other net realized capital gains	53.8	145.9	(92.1)	(63.1)%
Total net realized capital losses	(22.8)	(199.3)	176.5	88.6%
Other income	25.8	11.9	13.9	116.8%
Total revenue	1,612.5	1,368.5	244.0	17.8%
Benefits and expenses:
Interest credited and other benefits to contractowners	570.5	414.6	155.9	37.6%
Operating expenses	518.7	432.7	86.0	19.9%
Broker-dealer commission expense	162.8	215.3	(52.5)	(24.4)%
Net amortization of deferred policy acquisition costs and value of business acquired	47.8	42.2	5.6	13.3%
Interest expense	2.2	2.6	(0.4)	(15.4)%
Total benefits and expenses	1,302.0	1,107.4	194.6	17.6%
Income before income taxes	310.5	261.1	49.4	18.9%
Income tax expense (benefit)	39.9	(20.8)	60.7	NM
Net income	$270.6	$281.9	$(11.3)	(4.0)%
Effective tax rate	12.9%	(8.0)%

NM - Not meaningful.

Revenues

Total revenue increased for the three and nine months ended September 30, 2010, primarily reflecting a favorable change in Net realized capital losses, higher Net investment income, and higher Premium income partially offset by lower Broker-dealer commission revenue.  Fee income is higher for the nine months ended September 30, 2010, but lower for the three months ended September 30 2010.

The decrease in Total net realized capital losses for the three and nine months ended September 30, 2010 is primarily due to lower credit and intent related impairments on fixed maturities in the first nine months of 2010 driven by the improved economic and interest rate environment.  In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and nine months ended September 30, 2009, the Company recognized losses on these futures.

The increase in Net investment income for the nine months ended September 30, 2010 was mainly due to favorable returns on equity investments in limited partnerships and lower investment management fees charged by the Company’s affiliate, ING Investment Management, LLC, for management of the Company’s general account assets.  Net investment income for the three months ended September 30, 2010 was slightly higher than the same period in the prior year.

The increase in Premiums for the three and nine months ended September 30, 2010 is primarily due to higher sales of annuity products with life contingencies.

Fee income decreased for the three months ended September 30, 2010, as overall average variable AUM was lower than the comparable period in prior year.  Fee income was higher for the nine months ended September 30, 2010, as overall average variable AUM was higher than the comparable  period in the prior year.

Broker-dealer commission revenue decreased for the three and nine months ended September 30, 2010 due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2010 primarily due to an increase in Interest credited and other benefits to contractowners, higher Operating expenses and higher Net amortization of DAC and VOBA partially offset by lower Broker-dealer commission expense.

Interest credited and other benefits to contractowners increased for the three and nine months ended September 30, 2010 due to the increase in reserves for product guarantees driven by the decline in interest rates.

The unfavorable change in Net amortization of DAC and VOBA for the three months ended September 30, 2010 is primarily due to lower current period favorable unlocking due to changes in projected future profits.  The net amortization for the nine months ended September 30, 2010 is slightly higher than the prior year.

Operating expenses increased for the three and nine months ended September 30, 2010, reflecting higher commission expenses due to the increase in average variable annuity AUM, as well as development costs related to the Company’s new products. Operating expenses for the three and nine months ended September 30, 2010 also include $16.2 related to employee severance and termination benefits incurred in connection with its expense reduction initiative.

Broker-dealer commission expense decreased for the three and nine months ended September 30, 2010 due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

Income Taxes

The favorable change in Income tax expense for the three months ended September 30, 2010 is primarily due to lower income before tax, an increase in the dividends received deduction, and a favorable IRS audit settlement.  The unfavorable change for the nine months ended September 30, 2010 is primarily due to higher income before tax and a lower release of tax valuation allowances related to realized capital losses, and is partially offset by a favorable audit settlement.

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

Portfolio Composition

The following tables present the investment portfolio at September 30, 2010 and December 31, 2009.

	2010		2009
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$17,802.0	83.2%	$15,655.3	79.2%
Equity securities, available-for-sale	216.3	1.0%	187.9	1.0%
Short-term investments	67.0	0.3%	535.5	2.7%
Mortgage loans on real estate	1,818.3	8.5%	1,874.5	9.5%
Policy loans	252.9	1.2%	254.7	1.3%
Loan-Dutch State obligation	577.3	2.7%	674.1	3.4%
Limited partnerships/corporations	442.4	2.1%	426.2	2.2%
Derivatives	216.0	1.0%	129.0	0.7%
Total investments	$21,392.2	100.0%	$19,737.2	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$633.5	$74.3	$-	$-	$707.8
U.S. government agencies and authorities	633.2	62.7	-	-	695.9
State, municipalities, and political subdivisions	121.2	10.5	7.3	-	124.4

U.S. corporate securities:
Public utilities	1,298.8	116.1	2.3	-	1,412.6
Other corporate securities	5,544.0	547.7	17.5	0.3	6,073.9
Total U.S. corporate securities	6,842.8	663.8	19.8	0.3	7,486.5

Foreign securities(1):
Government	437.1	59.7	2.4	-	494.4
Other	3,750.9	321.1	16.5	0.1	4,055.4
Total foreign securities	4,188.0	380.8	18.9	0.1	4,549.8

Residential mortgage-backed securities	2,314.5	315.0	43.1	22.0	2,564.4
Commercial mortgage-backed securities	1,031.6	52.8	64.8	14.5	1,005.1
Other asset-backed securities	735.4	23.5	52.3	38.5	668.1

Total fixed maturities, including securities pledged	16,500.2	1,583.4	206.2	75.4	17,802.0
Less: securities pledged	788.5	69.1	1.2	-	856.4
Total fixed maturities	$15,711.7	$1,514.3	$205.0	$75.4	$16,945.6

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Fixed maturities, available-for-sale, were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
U.S. government agencies and authorities	632.5	41.1	-	-	673.6
State, municipalities, and political subdivisions	112.5	2.5	7.8	-	107.2

U.S. corporate securities:
Public utilities	1,138.7	40.8	14.3	-	1,165.2
Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

Foreign securities(1):
Government	343.0	29.2	8.7	-	363.5
Other	2,922.5	129.0	56.6	0.1	2,994.8
Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

Residential mortgage-backed securities	1,916.6	268.3	111.9	16.8	2,056.2
Commercial mortgage-backed securities	1,535.0	10.4	214.3	-	1,331.1
Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

Total fixed maturities, including securities pledged	15,521.9	801.5	621.4	46.7	15,655.3
Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities	$15,038.2	$797.2	$603.2	$46.7	$15,185.5

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At September 30, 2010 and December 31, 2009, the average quality rating of the Company’s fixed maturities portfolio was A and A+, respectively.  Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities, by quality rating category, including securities pledged to creditors, were as follows as of September 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,841.8	27.2%	$4,387.1	26.6%
AA	1,210.4	6.8%	1,124.5	6.8%
A	4,351.4	24.4%	4,003.2	24.3%
BBB	6,225.0	35.0%	5,761.9	34.9%
BB	652.4	3.7%	648.1	3.9%
B and below	521.0	2.9%	575.4	3.5%
Total	$17,802.0	100.0%	$16,500.2	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,626.6	35.9%	$5,488.6	35.3%
AA	961.9	6.1%	987.2	6.4%
A	3,514.8	22.5%	3,458.7	22.3%
BBB	4,606.1	29.4%	4,493.6	29.0%
BB	558.6	3.6%	613.5	4.0%
B and below	387.3	2.5%	480.3	3.0%
Total	$15,655.3	100.0%	$15,521.9	100.0%

93.4% and 93.9% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2010 and December 31, 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at September 30, 2010 and December 31, 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$707.8	4.0%	$633.5	3.8%
U.S. government agencies and authorities	695.9	3.9%	633.2	3.8%
U.S. corporate, state, and municipalities	7,610.9	42.7%	6,964.0	42.2%
Foreign	4,549.8	25.6%	4,188.0	25.4%
Residential mortgage-backed	2,564.4	14.4%	2,314.5	14.0%
Commercial mortgage-backed	1,005.1	5.6%	1,031.6	6.3%
Other asset-backed	668.1	3.8%	735.4	4.5%
Total	$17,802.0	100.0%	$16,500.2	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,861.9	11.9%	$1,897.2	12.2%
U.S. government agencies and authorities	673.6	4.3%	632.5	4.1%
U.S. corporate, state, and municipalities	5,842.5	37.3%	5,617.7	36.3%
Foreign	3,358.3	21.5%	3,265.5	21.0%
Residential mortgage-backed	2,056.2	13.1%	1,916.6	12.3%
Commercial mortgage-backed	1,331.1	8.5%	1,535.0	9.9%
Other asset-backed	531.7	3.4%	657.4	4.2%
Total	$15,655.3	100.0%	$15,521.9	100.0%

The amortized cost and fair value of fixed maturities, excluding securities pledged, as of September 30, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
One year or less	$366.9	$373.8
After one year through five years	4,683.2	5,055.5
After five years through ten years	4,164.8	4,587.2
After ten years	3,203.8	3,547.9
Mortgage-backed securities	3,346.1	3,569.5
Other asset-backed securities	735.4	668.1
Less: securities pledged	788.5	856.4
Fixed maturities, excluding securities pledged	$15,711.7	$16,945.6

Subprime and Alt-A Mortgage Exposure

Credit markets have experienced extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although these asset classes experienced a rebound in 2009 and market activity increased for non-agency mortgage-backed securities, challenging conditions largely remain in 2010 for subprime mortgage-backed securities.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages.  The Company does have exposure to Residential Mortgage-backed Securities (“RMBS”) and Asset-backed Securities (“ABS”).  Subprime lending is the origination of loans to customers with weaker credit profiles.  The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

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

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of September 30, 2010 and December 31, 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above.  As of September 30, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $218.0 and $85.3, respectively, representing 1.2% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $205.2 and $125.4, respectively, representing 1.3% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	37.2%	2007	27.8%	AAA	42.2%	2007	28.3%
AA	15.4%	2006	23.7%	AA	16.0%	2006	24.4%
A	2.0%	2005 and prior	48.5%	A	4.6%	2005 and prior	47.3%
BBB	4.3%		100.0%	BBB	1.7%		100.0%
BB and below	41.1%			BB and below	35.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above.  As of September 30, 2010, the fair value and gross unrealized losses aggregated to $139.4 and $27.5, respectively, representing 0.8% of total fixed maturities. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $138.8 and $41.2, respectively, representing 0.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	29.3%	2007	11.5%	AAA	37.5%	2007	11.3%
AA	2.9%	2006	28.9%	AA	1.4%	2006	29.1%
A	0.4%	2005 and prior	59.6%	A	1.7%	2005 and prior	59.6%
BBB	5.4%		100.0%	BBB	8.0%		100.0%
BB and below	62.0%			BB and below	51.4%
	100.0%				100.0%

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

As of September 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (“CMBS”) totaled $1.0 billion and $1.3 billion, respectively, and other ABS, excluding subprime exposure, totaled $466.7 and $343.0, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 60.4%, 8.5%, and 7.5%, respectively, of total other ABS, excluding subprime exposure.  As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 39.9%, 13.0%, and 11.4%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	65.1%	2007	21.2%	AAA	73.6%	2008	0.4%
AA	1.3%	2006	18.7%	AA	2.3%	2007	21.9%
A	20.1%	2005 and prior	60.1%	A	16.6%	2006	16.5%
BBB	8.3%		100.0%	BBB	3.8%	2005 and prior	61.2%
BB and below	5.2%				3.7%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings by credit quality and vintage year as of September 30, 2010 and December 31, 2009:

2010				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	71.0%	2010	7.4%	AAA	56.3%	2008	5.9%
AA	1.4%	2009	0.1%	AA	7.2%	2007	13.9%
A	7.6%	2008	14.4%	A	18.0%	2006	29.8%
BBB	15.5%	2007	27.2%	BBB	17.0%	2005 and prior	50.4%
BB and below	4.5%	2006	16.7%	BB and below	1.5%		100.0%
	100.0%	2005 and prior	34.2%		100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1.8 billion and $1.9 billion as of September 30, 2010 and December 31, 2009, respectively.  These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

Impairments taken on the mortgage loan portfolio were $0.0 and $1.0 for the three and nine months ended September 30, 2010, respectively. Impairments taken on the mortgage loan portfolio were $4.3 for both the three and nine months ended September 30, 2009. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  All mortgage loans in the Company’s portfolio were current with respect to principal and interest at September 30, 2010 and December 31, 2009.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At September 30, 2010 and December 31, 2009, the Company had a $1.3 and $2.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of September 30, 2010 and December 31, 2009, are as follows:

	2010(1)	2009(1)
Loan to Value Ratio:
0% - 50%	$531.7	$569.0
50% - 60%	589.4	562.9
60% - 70%	563.8	593.6
70% - 80%	115.3	130.4
80% - 90%	19.4	20.6
Total Commercial Mortgage Loans	$1,819.6	$1,876.5

(1)	Balances do not include allowance for mortgage loan credit losses.

	2010(1)(2)	2009(1)(2)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,170.6	$1,233.9
1.25x - 1.5x	197.1	229.6
1.0x - 1.25x	243.7	152.6
Less than 1.0x	145.3	195.4
Total Commercial Mortgage Loans	$1,756.7	$1,811.5

(1)	Balances do not include allowance for mortgage loan credit losses.
(2)	Excludes mortgages that are secured by loans on land or construction deals.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of September 30, 2010 and December 31, 2009.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by US Region:
Pacific	$375.9	20.7%	$372.2	19.8%
South Atlantic	297.3	16.3%	308.3	16.5%
Middle Atlantic	362.8	20.0%	394.1	21.0%
East North Central	142.9	7.9%	143.0	7.6%
West South Central	280.1	15.4%	283.5	15.1%
Mountain	155.4	8.5%	158.0	8.4%
New England	88.0	4.8%	96.3	5.1%
West North Central	51.1	2.8%	52.6	2.8%
East South Central	66.1	3.6%	68.5	3.7%
Total Commercial Mortgage Loans	$1,819.6	100.0%	$1,876.5	100.0%

(1)     Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total

Commercial Mortgage Loans by Property Type:
Industrial	$635.3	34.9%	$628.1	33.5%
Retail	367.2	20.2%	378.1	20.1%
Office	307.3	16.9%	325.0	17.3%
Apartments	249.4	13.7%	261.2	13.9%
Hotel/Motel	153.1	8.4%	156.1	8.3%
Other	107.3	5.9%	128.0	6.9%
Total Commercial Mortgage Loans	$1,819.6	100.0%	$1,876.5	100.0%

(1)     Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of September 30, 2010 and December 31, 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$44.7	$-
2009	66.3	69.2
2008	152.4	155.3
2007	223.0	241.3
2006	590.4	639.8
2005 and prior	742.8	770.9
Total Commercial Mortgage Loans	$1,819.6	$1,876.5

(1)     Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2010 and December 31, 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$9.9	3.5%	$2.0	0.7%	$105.5	15.7%	$18.5	2.8%
More than six months and twelve months or less below amortized cost	3.0	1.1%	-	0.0%	44.0	6.6%	37.9	5.7%
More than twelve months below amortized cost	108.9	38.7%	157.8	56.0%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$121.8	43.3%	$159.8	56.7%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2010 and December 31, 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$8.5	$2.6	$35.3	$46.4
Mortgage and other asset-backed
securities	3.4	0.4	231.4	235.2
Total unrealized capital losses	$11.9	$3.0	$266.7	$281.6
Fair value	$523.8	$55.5	$1,090.0	$1,669.3

2009
Interest rate or spread widening	$75.9	$35.2	$78.5	$189.6
Mortgage and other asset-backed securities	48.1	46.7	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,901.8	$212.6	$2,127.2	$5,241.6

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2010 and December 31, 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. corporate, state, and municipalities	$124.4	1.7	13.8	0.2	194.4	25.5	$332.6	$27.4
Foreign	54.8	6.8	37.9	2.4	110.8	9.8	203.5	19.0
Residential mortgage-backed	320.6	3.3	1.3	0.1	293.5	61.7	615.4	65.1
Commercial mortgage-backed	1.2	-	-	-	265.8	79.2	267.0	79.2
Other asset-backed	22.8	0.1	2.5	0.3	225.5	90.5	250.8	90.9
Total	$523.8	$11.9	$55.5	$3.0	$1,090.0	$266.7	$1,669.3	$281.6

2009
U.S. Treasuries	$1,002.1	$38.3	$-	$-	$-	$-	$1,002.1	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	141.1	45.4	47.7	4.2	425.3	79.1	614.1	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.2	1.6	11.6	6.7	261.8	127.2	300.6	135.5
Total	$2,901.8	$124.0	$212.6	$81.9	$2,127.2	$462.2	$5,241.6	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 80.3% of the average book value as of September 30, 2010.  In addition, this category includes 327 securities, which have an average quality rating of BBB.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$767.1	$104.4	$36.7	$25.1	175	16
More than six months and twelve months or less below amortized cost	234.2	9.0	14.8	2.5	59	3
More than twelve months below amortized cost	378.4	457.8	17.8	184.7	82	123
Total	$1,379.7	$571.2	$69.3	$212.3	316	142

2009
Six months or less below amortized cost	$3,652.0	$185.0	$168.0	$60.7	377	98
More than six months and twelve months or less below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months below amortized cost	431.1	660.1	28.2	246.7	90	129
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2010 and December 31, 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. corporate, state and municipalities	$311.1	48.9	13.9	13.5	56	6
Foreign	183.1	39.4	9.6	9.4	32	6
Residential mortgage-backed	545.2	135.3	23.3	41.8	142	50
Commercial mortgage-backed	219.0	127.3	16.7	62.6	22	16
Other asset-backed	121.3	220.3	5.8	85.0	64	64
Total	$1,379.7	$571.2	$69.3	$212.3	316	142

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	522.0	220.8	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,817.6	$1,092.1	$236.4	$431.7	587	275

During the nine months ended September 30, 2010, unrealized capital losses on fixed maturities decreased by $386.5. Lower unrealized losses are due to improved economic conditions and the overall tightening of credit spreads since the end of 2009, leading to lower noncredit impairments and the increased value of fixed maturities.

At September 30, 2010, the Company held 2 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $30.3, or 10.8% of the total unrealized capital losses, as of September 30, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$0.1	1	$3.0	1
Foreign(1)	6.9	3	1.8	7
Residential mortgage-backed	0.8	12	3.3	31
Commercial mortgage-backed	0.6	1	-	-
Other asset-backed	2.5	9	2.2	9
Limited partnerships	0.2	1	-	-
Equity securities	0.1	1	-	-
Mortgage loans on real estate	-	-	4.3	1
Total	$11.2	28	$14.6	49

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$152.0	18
Public utilities	1.3	5	-	-
Other U.S. corporate	5.2	19	37.0	52
Foreign(1)	41.6	17	46.6	36
Residential mortgage-backed	5.6	41	47.6	85
Commercial mortgage-backed	4.2	2	-	-
Other asset-backed	14.7	25	24.2	31
Limited partnerships	1.2	3	15.0	16
Equity securities	0.1	1	18.5	8
Mortgage loans on real estate	1.0	1	4.3	1
Total	$76.6	115	$345.2	247

(1) Primarily U.S. dollar denominated.

The above schedule includes $11.1 and $39.2 for the three and nine months ended September 30, 2010, respectively, and $10.3 and $84.1 for the three and nine months ended September 30, 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings.  The remaining write-downs reflected in the schedules above are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$0.1	1	$3.0	1
Foreign(1)	-	-	1.3	5
Total	$0.1	1	$4.3	6

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$152.0	18
Public utilities	1.4	5	-	-
Other U.S. corporate	5.3	19	28.2	36
Foreign(1)	27.6	12	44.6	33
Residential mortgage-backed	-	-	22.5	8
Other asset-backed	1.4	1	13.8	6
Total	$37.4	38	$261.1	101

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities.  In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$3.9	4	$5.2	18
Other asset-backed	9.2	5	1.7	7
Total	$13.1	9	$6.9	25

	Nine Months Ended September 30,
	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$-	-	$3.6	1
Foreign	-	-	0.1	3
Commercial	14.9	2	-	-
Residential mortgage-backed	9.5	17	15.4	11
Other asset-backed	17.2	14	2.1	11
Total	$41.6	33	$21.2	26

(1) Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(10.9) and $(10.3) in 2010 and 2009, respectively	$47.5	$84.2
Equity securities, available-for-sale, including net OTTI of $(0.1) and $0.0 in 2010 and 2009, respectively	(0.9)	10.4
Derivatives	(13.3)	(38.5)
Other investments, including net OTTI of $(0.2) and $(4.3) in 2010 and 2009, respectively	(0.1)	(2.1)
Less: allocation to experience-rated contracts, including net OTTI of $(0.1) and $3.6 in 2010 and 2009, respectively	30.0	69.0
Net realized capital gains (losses)	$3.2	$(15.0)
After-tax net realized capital gains (losses) including tax valuation allowance of $21.0 and $11.7 for 2010 and 2009, respectively	$23.1	$1.9

	Nine Months Ended September 30,
	2010	2009
Fixed maturities, available-for-sale, including net OTTI of $(74.3) and $(307.4) in 2010 and 2009, respectively	$55.6	$(15.5)
Equity securities, available-for-sale, including net OTTI of $(0.1) and $(18.5) in 2010 and 2009, respectively	2.8	(3.2)
Derivatives	(48.4)	(176.6)
Other investments, including net OTTI of $(2.2) and $(19.3) in 2010 and 2009, respectively	2.5	(13.2)
Less: allocation to experience-rated contracts, including net OTTI of $(31.0) and $(166.2) in 2010 and 2009, respectively	35.3	(9.2)
Net realized capital losses	$(22.8)	$(199.3)
After-tax net realized capital gains (losses) including tax valuation allowance of $33.0 and $113.2 for 2010 and 2009, respectively	$18.2	$(16.3)

The decrease in Total net realized capital losses for the three and nine months ended September 30, 2010, was primarily due to lower credit and intent related impairments on fixed maturities in the first nine months of 2010 driven by the improved economic and interest rate environment. In addition, the Company experienced lower losses on derivatives, driven by the unwinding of futures at the end of 2009 which were used to hedge fee income from variable annuity products. For the three and nine months ended September 30, 2009, the Company recognized losses on these futures.

Net realized capital gains (losses) allocated to experience-rated contracts are deducted from Net realized capital gains (losses), with an offsetting amount reflected in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets.  During 2009 and continuing in 2010, as a result of the economic environment, which resulted in significant realized losses associated with experience-rated contracts, the Company accelerated the amortization of realized losses rather than reflecting these losses in Future policy benefits and claims reserves.  For the nine months ended September 30, 2010 and 2009, the Company fully amortized $35.3 and $9.2, respectively, of net unamortized realized capital gains (losses) allocated to experience-rated contractowners, which are reflected in Interest credited and other benefits to contractowners in the Condensed Consolidated Statements of Operations.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, available-for-sale, including securities pledged:
U.S. Treasuries	$630.7	$77.1	$-	$707.8
U.S. government agencies and authorities	-	695.9	-	695.9
U.S. corporate, state and municipalities	-	7,604.7	6.2	7,610.9
Foreign	-	4,534.1	15.7	4,549.8
Residential mortgage-backed securities	-	2,140.9	423.5	2,564.4
Commercial mortgage-backed securities	-	1,005.1	-	1,005.1
Other asset-backed securities	-	399.9	268.2	668.1
Equity securities, available-for-sale	185.0	-	31.3	216.3
Derivatives:
Interest rate contracts	-	212.5	-	212.5
Foreign exchange contracts	-	1.0		1.0
Credit contracts	-	2.5	-	2.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.8	-	-	1,131.8
Assets held in separate accounts	39,024.4	3,644.3	20.2	42,688.9
Total	$40,971.9	$20,318.0	$765.1	$62,055.0

Liabilities:
Product guarantees	$-	$-	$62.7	$62.7
Derivatives:
Interest rate contracts	-	278.4	-	278.4
Foreign exchange contracts	-	37.1	-	37.1
Credit contracts	-	2.9	26.6	29.5
Total	$-	$318.4	$89.3	$407.7

(1)

Level 3 net assets and liabilities accounted for 1.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 3.6%.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return.  The portfolio management strategy for the fixed account considers the assets available-for-sale.  This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors.  The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks.  The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks. The Company’s derivative counterparties are of high credit quality. As of September 30, 2010, the Company held net derivative liabilities with a fair value of $129.0.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  ILIAC maintains the following agreements:

▪      A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of September 30, 2010 and December 31, 2009, the Company had a $308.3 and $287.2 receivable, including interest, from ING AIH, respectively.

▪      A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York.  As of September 30, 2010 and December 31, 2009, ILIAC had no amounts outstanding under the revolving note facility.

▪      The Company holds approximately 55% of its assets in marketable securities.  These assets include cash, US Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs.  As of September 30, 2010, the Company had securities lending obligations of

$665.0, which represents less than 1.0% of the Company’s general account statutory assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2010, ILIAC did not receive any capital contributions from its parent. During the nine months ended September 30, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the nine months ended September 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the nine months ended September 30, 2009, ILIAC did not pay any dividends on its common stock to its Parent.  On October 30, 2010, ING Financial Advisers, LLC paid a $60.0 dividend to ILIAC, its parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2010, the Company held $29.6 of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral. In addition, as of September 30, 2010 and December 31, 2009, the Company delivered collateral of $142.1 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the ratings agencies.

On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.

On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.

On September 16, 2010, Standard & Poor’s Ratings Services (“S&P”) lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.

On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.  The outlook remains “negative”.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2010 and December 31, 2009, the fair value of loaned securities was $714.3 and $339.5, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed.  The current payable of $24.7 may be reduced in less than one year, upon completion of such audits and exams.  The timing of the payment of the remaining allowance of $2.9 cannot be reliably estimated.

Recent Initiatives

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the State of the Netherlands (the “Dutch State”) in the

form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING’s Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance business by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or combinations thereof.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates to ensure consistency across all affiliated entities included in the potential U.S.-focused IPO and taking into account the policies of industry peers.

The Company is also evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As a part of this evaluation, the Company is assessing whether to implement a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

In 2009, the Company took certain actions to reduce its exposure to interest rate and market risks.  These actions included reducing guaranteed interest rates for new business, reducing credited rates on existing business, curtailing sales of some products, reassessment of the investment strategy, as well as continuing a short-term program to hedge certain equity market risks associated with variable fee income. While the short-term hedge program was terminated in June 2009, the Company continues to use the remaining initiatives, which will be monitored, along with their financial impacts, to determine whether further actions are necessary.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and a new suite of simpler, lower risk annuity products which the Company commenced selling during the first quarter of 2010.

Recently Adopted Accounting Standards

(See the Recently Adopted Accounting Standards and New Accounting Pronouncements footnotes to the condensed consolidated financial statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators have commenced an intense period of rulemaking and studies mandated by the legislation that will continue over the next six to eighteen months. Until such rulemaking and studies are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

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

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. The legislation requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate.  Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of any such regulatory action.

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

The Small Business Job Act of 2010, signed into law on September 27, 2010, contains provisions that could provide additional opportunities to the Company’s retirement business by allowing individuals greater flexibility to manage their retirement savings, through products and services offered by the Company.  The new legislation permits both the partial annuitization of non-qualified annuity account balances as well as in-plan Roth conversions of distribution-eligible amounts by 401(k), 403(b) and 457 defined contribution plan participants.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect.  Proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.  The Department of Labor recently issued interim final regulations concerning the fee disclosure obligations under ERISA for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants.  These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.

The SEC is proposing to rescind Rule 12b-1 under the Investment Company Act of 1940 and to adopt a new Rule 12b-2.  If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds offered for sale through the Company’s annuity and other products, and could reduce the levels of revenue the Company derives from fund-related distribution.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a six month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company.  In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

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

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition

On April 9, 2009, the Company’s ultimate parent, ING Groep N.V. (“ING”) announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In addition, ING’s issuance of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch

State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

On October 26, 2009, ING announced the key components of the final restructuring plan (the “Restructuring Plan”) ING submitted to the EC as part of the EC state aid review and approval process. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. This separation will be achieved by ING’s divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation, including one or more initial public offerings, sales or combinations thereof. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. ING also reached an agreement with the Dutch State to alter the repayment terms of the Core Tier 1 securities in order to facilitate early repayment and ING repurchased in December 2009 EUR 5 billion of the total EUR 10 billion issued to the Dutch State. On January 28, 2010, ING announced the filing of an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the Restructuring Plan. Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management will be assessing its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates to ensure consistency across all affiliated entities included in the potential U.S.-focused IPO and taking into account the policies of industry peers.

Various uncertainties and risks are associated with the implementation of various aspects of ING’s global business strategy, and with the implementation of the Restructuring Plan’s commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

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

Federal actions taken since 2008 to alleviate the financial crisis may not achieve their intended results. The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse  consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government passed new legislation in an effort to stabilize the financial markets, including the American Recovery and Reinvestment Act of 2009 and the Emergency Economic Stabilization Act of 2008. The Company cannot predict with any certainty the effect these actions or any other legislative initiatives will have on the financial markets or on the Company’s business, results of operations, financial condition, and liquidity. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect the Company’s investments, results of operations and liquidity in ways that are not predictable. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect the Company’s results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, the Company may need to raise additional capital or consider other transactions to manage its capital position or liquidity.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators have commenced an intense period of rulemaking and studies mandated by the legislation that will continue over the next six to eighteen months. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

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

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company’s results of operations or financial condition.

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

As of September 30, 2010, the Company’s valuation allowance was $64.7.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.  On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.  On September 16, 2010, Standard & Poor’s Ratings Services (“S&P”) lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.  On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative”

with a financial strength rating of “A-”.  The outlook remains “negative”.  See “Ratings” in Item 1. Business.

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

▪      Decrease in deposits to existing qualified and unqualified annuity contracts, sales of new qualified and unqualified annuity contracts and/or decrease in renewal of existing qualified and unqualified annuity contracts;

▪      Ratings triggers under Collateral Support Annexes of derivatives contracts, which would require the Company to post additional collateral; and

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

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. An interruption in certain key relationships could materially affect the Company’s ability to market its products and could have a material adverse effect on its business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with the Company, including for such reasons as changes in the Company’s distribution strategy, adverse developments in the Company’s business, adverse rating agency actions or concerns about market-related risks. The Company is also at risk that key distribution partners may merge, change their business models in ways that affect how Company products are sold, or terminate their distribution contracts with the Company. Alternatively, the Company may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contractowners and increasing tax costs of contractowners or the Company

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law.  The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities.  Many of these provisions are scheduled to expire in 2010.  It is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products.  Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products.  While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions.  Due in large part to the recent financial crisis, there is an increasing risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company.  Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs.

Item 6.                         Exhibits

See Exhibit Index on pages 109-112 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2010		ING Life Insurance and Annuity Company
(Date)		(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY (“ILIAC”)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

4.1

Single Premium Deferred Modified Guaranteed Annuity Contract (IU-IA-3096) — Incorporated herein by reference to Initial Registration Statement on Form S-1 for ING Life Insurance and Annuity Company as filed with the SEC on September 25, 2009 (File No. 333-162140).

4.2

IRA Endorsement (IU-RA-4021) and Roth IRA Endorsement (IU-RA-4022) — Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for ING Life Insurance and Annuity Company, as filed with the SEC on December 31, 2009 (333-162140).

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