Form 10-K
period 2010-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2011-03-31
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number:   333-133157, 333-133158, 333-130833, 333-130827, 333-158492, 333-162420, 333-166370

ING LIFE INSURANCE AND ANNUITY COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	71-0294708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Orange Way Windsor, Connecticut (Address of principal executive offices)	06095-4774 (Zip Code)

(860) 580-4646

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes     ☐       No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 23, 2011, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2010

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

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The “Business” section and other parts of this Annual Report on Form 10-K, including “Management’s Narrative Analysis of  the Results of Operations and Financial Condition,” contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part II, Item 7. of this Form 10-K.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

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

Fixed options are either “fully-guaranteed” or “experience-rated”. Fully-guaranteed fixed options provide guarantees on investment returns and maturity values.  Experience-rated fixed options require the contract owner to assume certain investment risks, including realized capital gains and losses on the sale of invested assets, and other risks subject to, among other things, principal and interest guarantees.

Fixed indexed annuities (“FIA”) offered by the Company credit interest based on allocations selected by the client in either, or a combination of, a fixed interest strategy or a return based upon performance of several indices and participation rates set by the Company.  Each FIA also offers a minimum value available to the client based on non-forfeiture regulations. The crediting mechanism for FIA’s exposes the Company to changes in the Standard & Poor’s (“S&P”) 500, the Dow Jones Euro Stoxx 50, the S&P 400 Midcap and the Russell 2000 indices. The Company mitigates this exposure by entering into futures contracts on these respective indices. The Company uses market consistent valuation techniques to establish its futures positions and to rebalance the futures positions in response to market fluctuations. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The Company’s variable annuities offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits (“GMDBs”):

▪	Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.
▪	Annual Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.
▪	Five-Year Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.
▪	Five-Year Reset - Guarantees that, upon death, the death benefit will be no less than the account value on the 5th contract anniversary plus premiums made after that anniversary less withdrawals.
▪

Seven Year Reset - Guarantees that, upon death, the death benefit will be no less than the account value on the 7th contract anniversary plus premiums made after that anniversary after the first contract year. During the first contract year, it is a standard death benefit.

▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contract owner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) a seven-year ratchet or (2) aggregate premiums paid by the contract owner accruing interest at 4% per annum.

Products offering only the Standard Death Benefit are currently being offered.  All other versions have been discontinued.

Variable annuity contracts containing guaranteed minimum death benefits expose the Company to equity risk.  A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death benefits.  An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs.  Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed minimum death benefits.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are accounted for as derivatives under accounting principles generally accepted in the United States (“US GAAP”) guidance for derivatives and, as of January 1, 2008, computed in accordance with US GAAP guidance for fair value measurements.

Fees and Margins

Insurance and expense charges, investment management fees, and other fees earned by the Company vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options through a separate account, the Company may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, the Company may receive compensation from the fund’s adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation, which may be deducted from fund assets, may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund by the Company.  For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund’s investment advisor or the investment advisor’s parent in order to allocate revenue and profits across the organization.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2010.  In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contract owners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2010 and 2009.

	2010	2009
New deposits:
Variable annuities	$5,301.6	$5,044.9
Fixed annuities	1,844.3	1,617.6
Stabilizer	688.0	812.3
Total new deposits	$7,833.9	$7,474.8

Assets under management:
Variable annuities	$38,427.8	$34,823.8
Fixed annuities	19,452.6	18,063.4
Total annuities	57,880.4	52,887.2
Stabilizer	5,681.0	5,530.4
Plan sponsored and other	632.2	738.5
Total assets under management	64,193.6	59,156.1

Assets under administration	93,275.9	81,645.5
Total assets under management and administration	$157,469.5	$140,801.6

AUM are generally available for contract owner withdrawal and are generally subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contract owner balances withdrawn within a period of time after the contract’s inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contract owners to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time.  Existing tax penalties on annuity and certain custodial account distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.  Credited interest rates vary by product and range from 0% to 7.8% for the years 2010, 2009, and 2008.  Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration.  For the years 2010, 2009, and 2008, reserve interest rates ranged from 4.5% to 6.0%.

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

The Company’s domestic individual life insurance business was disposed of on October 1, 1998 pursuant to an indemnity reinsurance agreement.  The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves.  Individual life reserves are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business.  In 1998, the Company entered into an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation (“Lincoln”).  The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.  At December 31, 2010 and 2009, the Company had $2.3 billion and $2.4 billion, respectively, related to reinsurance recoverables from the subsidiary of Lincoln.

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

The Company is subject to the insurance laws of the State of Connecticut, where it is domiciled, and other jurisdictions in which it transacts business. The primary regulators of the Company’s insurance operations are the insurance departments of Connecticut and New York.  Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contract owner accounts, and the maximum interest rates that can be charged on policy loans.

The Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange, and, to a lesser extent, the states, regulate the sales and investment management activities and operations of the Company.  Generally, the

Company’s variable annuity products and certain of its fixed annuities are registered as securities with the SEC.  Regulations of the SEC, Department of Labor (“DOL”), and Internal Revenue Service (“IRS”) also impact certain of the Company’s annuity and other investment and retirement products.  These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.  The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 (“ERISA”).

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business.  See Item 1A. Risk Factors - “The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry including the Company and/or materially affect the Company’s results of operations, financial condition, and liquidity.”

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $22.3 and $8.3 and as of December 31, 2010 and 2009, respectively. The Company has also recorded an asset of $5.1 and $5.5 as of December 31, 2010 and 2009, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,749 employees as of December 31, 2010, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as, providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North

America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, and legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.    Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies.  The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company’s results of operations.

The recovery in the global capital markets during 2010 was notable, as investors added to risky assets.  Returns across an array of asset classes reflected an increase in investor confidence in the sustainability of the economic recovery and the need for returns in excess of risk-free rates held down by coordinated government intervention.  The risks of a substantive relapse in the economy and risk assets seem to have abated, however significant uncertainty remains and must be carefully considered and managed.  Recent unrest in the Middle East and North Africa has renewed concern about the potential for economic contagion related to global geo-political risk.  The vulnerability of core and peripheral European economies to a long-term disruption in the flow of oil and natural gas to the region is a concern, particularly in light of the still unresolved, albeit improved, sovereign debt problems that weakened the capital markets during 2010.  Domestically, stubbornly high unemployment and the uneven recovery in the residential real estate market, despite the efforts of policymakers in Washington, are sources of concern.  To this point, accommodative monetary and fiscal policies have not pressured inflation materially higher in part because of the significant economic slack that remains particularly in the labor markets.   However, the potential for commodity and food prices to put upward pressure on inflation and interest rates is a very real concern.  These market conditions represent significant financial and capital markets risk and have the potential to negatively affect the strength and sustainability of the global economic recovery, as well as investors’ risk appetite across all asset classes.   The Company’s results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees.  Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market.  A rise in interest rates or widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contract owners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position.  Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression.  As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options.  This may force the Company to reinvest the proceeds at lower interest rates. Also, the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing).  In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result would be lower earnings to the Company.

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

Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

Adverse capital market conditions may affect the availability and cost of borrowed funds, including commercial paper, thereby ultimately impacting profitability and the ability to support or grow the businesses.  While the Company has various sources of liquidity available, sustained adverse market conditions and/or downgrades by rating agencies could impact the cost and availability of these borrowing sources, including the availability and cost of repurchase agreement funding, and ability of the Company’s parent, whose access to the commercial paper market could be reduced, to provide intercompany loans.  The Company and its affiliates may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital raised may be on unfavorable terms. The Company’s affiliates’ access to bank issued letters of credit could be reduced or only be available on unfavorable terms, which could have negative liquidity implications. Any sales of securities or other assets, whether to generate liquidity or in the normal course of business, may be completed on unfavorable terms or cause the Company to incur losses.  Once investment assets are disposed, the Company would lose the potential for market upside on those assets in a market recovery.  Without sufficient liquidity, the Company could be forced to curtail certain operations, and the business could suffer.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO. As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its US GAAP accounting policies. As a result of this assessment, the Company concluded that it should change its accounting for realized capital gains (losses) and unrealized capital gains (losses) on investments supporting experience-rated products during the fourth quarter of 2010.  See “Recent Initiatives” in Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition.

On March 7, 2011, ING announced that it informed the Dutch State of its intention to exercise its option for early repurchase of EUR 2 billion of the Core Tier 1 securities at the next coupon reset date of May 13, 2011 for a total payment amount of EUR 3 billion, which includes a 50% repurchase premium in accordance with the original terms of the Core Tier 1 securities agreed upon with the Dutch State. The final decision on repurchase of EUR 2 billion of the Core Tier 1 securities will be made prior to May 13, 2011 and will be conditioned upon there having been no material change regarding ING’s capital requirement and/or ING’s outlook on external market circumstances.

Various uncertainties and risks are associated with the implementation of various aspects of ING’s global business strategy, and with the implementation of the Restructuring Plan’s commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers, and on policyholder retention; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

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

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings.

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

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. On December 13, 2010, Moody’s affirmed the “A2” insurance financial strength rating of the Company and changed the outlook to negative from developing. On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.  On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.  On December 7, 2010, Standard & Poor’s Ratings Services (“S&P”) affirmed the counterparty credit and insurer financial strength ratings of the Company at “A” and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook.  On November 10, 2010, S&P placed the Company’s counterparty credit and insurer financial strength ratings on CreditWatch with negative implications.  On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.  On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.  The outlook remains “negative”.  See “Ratings” in Part II, Item 7. Management’s Narrative Analysis of Results of Operations and Financial Condition.

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

In response to weakened global markets, rating agencies have been continuously reevaluating their ratings of banks and insurance companies around the world.  Over the past several quarters, the rating agencies have maintained a negative outlook of the financial services industry, while reviewing the individual ratings of specific entities.  The downgrades of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  As rating agencies continue to evaluate the financial services industry, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels. It is possible that the outcome of such reviews of the Company will have additional adverse ratings consequences, which could have a material adverse effect on results of operations and financial condition.

The new  federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse  consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

In response to the financial crisis affecting the banking system and financial markets, the U.S. Congress, the Federal Reserve, the U.S. Treasury and other agencies of the U.S. federal government took a number of actions intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. However, U.S. and overseas regulatory authorities are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision.

Recently, significant shifts in regulatory supervision and enforcement policies by financial services industry regulators have resulted in more aggressive and intense scrutiny and the application and enforcement of more stringent standards.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), landmark legislation that is likely to effect the most profound restructuring of U.S. financial regulation since the New Deal. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. Until such rulemaking and studies occur, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that we have identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

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

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  We cannot predict whether resulting recommendations, if any, will affect our business or financial condition.

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

Other provisions of the Dodd-Frank Act that may impact the Company or its affiliates include discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance.

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

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board (“FASB”), and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future.  For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated.  Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things.  Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board.  All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

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

During periods of market disruption such as the Company has experienced, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly.  Decreases in value could have a material adverse effect on our results of operations and financial condition.  As of December 31, 2010, 4.7%, 92.2%, and 3.1% of the Company’s available-for-sale securities were considered to be Level 1, 2, and 3, respectively.

The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.

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

Changes in underwriting and actual experience could materially affect profitability.

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

As of December 31, 2010, the Company’s valuation allowance was $120.1.  However, based on future facts, circumstances and FASB developments, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

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

While the Company has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) associated with the disposition of its individual life insurance business, a trust was established effective March 1, 2007, by a subsidiary of Lincoln to secure Lincoln’s obligations to the Company under the reinsurance transaction.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.

Third-parties that owe the Company money, securities or other assets may not pay or perform under their obligations.  These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries.  Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential defaults by one of more of these parties could have an adverse effect on the Company’s results of operations, financial condition or cash flows.

Changes in reserve estimates may reduce profitability.

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims.  The Company calculates reserves based on many assumptions and estimates including future investment yields, mortality, policyholder behavior, and expenses.  The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain.  The Company periodically reviews the adequacy of reserves and the underlying assumptions.  The Company cannot, however, determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims.  If actual experience differs significantly from assumptions or estimates, reserves may not be adequate.  As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

A loss of or significant change in key product distribution relationships could materially affect sales.

The Company distributes certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with the Company. An interruption or significant change in certain key relationships could materially affect the Company’s ability to market its products and could have a material adverse effect on its business, operating results and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with the Company, including for such reasons as changes in the Company’s distribution strategy, adverse developments in the Company’s business, adverse rating agency actions or concerns about market-related risks.  Alternatively, the Company may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

The Company is also at risk that key distribution partners may merge or change their business models in ways that affect how Company products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision and enforcement policies and/or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

Competition could negatively affect the ability to maintain or increase profitability.

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

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

Annuity products that the Company sells currently benefit from one or more forms of tax favored status under current federal tax law.  The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 significantly lowered individual tax rates and reduced the benefits of deferral on the build-up of value of annuities.  The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included provisions that; i) extended the lowered individual income tax rates and the reduced rate of tax on dividends and long-term capital gains for two years and ii) provided a 35% maximum estate and gift tax rate, subject to a $5 million exclusion amount.  Despite these extensions, it still is likely that looming federal deficits will spawn numerous revenue raising proposals, including those directed at the life insurance industry and its products.  Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products.  While countering any such revenue proposal is a top industry priority, if such a proposal should be made, the Company cannot predict its scope, effect or likelihood of outcome.

Additionally, the Company is subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions.  Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to the Company as part of an IRS examination and adversely impact the capital position of the Company.  Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders, including but not limited to, those mentioned above or imposing new costs.

The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from within the U.S. and abroad, including from the Dutch State with respect to matters relating to compensation and other business practices in the financial services industry, has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards.  The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of ING and/or Company senior management from its business. Future legislation or regulation or governmental views on compensation may result in ING and/or the Company altering compensation practices in ways that could adversely affect the ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving ING, its affiliates or the Company can also have a negative impact on the reputation of ING and/or the Company, on the Company brand, and on the morale and performance of employees, and on business retention and new sales, which could adversely affect the Company’s businesses and results of operations.

A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls.

The Company relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for the overall enterprise, including the accurate and timely preparation of required regulatory filings and US GAAP and statutory financial statements and operation of internal controls.  A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s operational controls, including internal controls over financial reporting.

Litigation may adversely affect profitability and financial condition.

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

The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States.  The primary purpose of state regulation is to protect contract owners, and not necessarily to protect creditors and investors.  State insurance and securities regulators, state attorneys general, the NAIC, the SEC, FINRA, the DOL and the IRS continually reexamine existing laws and regulations and may impose changes in the future. In addition, evolving judicial interpretations of existing statutes could impact the Company’s operations. One such example is the Obama Administration’s recent announcement concerning the Defense of Marriage Act (“DOMA”). Should DOMA be declared unconstitutional, statutes that provide benefits to spouses could be extended in instances involving legal unions of same sex spouses. The impact of such an extension on insurers’ assumptions as to pricing and reserve estimates is uncertain and the Company cannot predict how it would affect its business or financial condition. The impact of regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Act could subject the Company to substantial additional regulation. Also, there has been an increase in regulatory initiatives by the DOL, including regulations regarding fee disclosure to plan sponsors and participants and a proposal to more broadly define the circumstances under which a person or entity providing investment advice would be deemed a fiduciary under ERISA. See, Part II, Item 7., “Legislative and Regulatory Initiatives”. Changes in legislation, regulation and administrative policies, or new interpretations of existing laws or regulations, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase the Company’s direct and indirect compliance and other costs of doing business, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

The insurance industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries.  These may include a focus on areas such as:

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

▪                             Adequacy of disclosure;

▪                             Retained asset accounts;

▪                             Unclaimed property policies and processes;

▪                             “Pay to Play” regulations;

▪                             Policies regarding error correction; and

▪                             Practices for addressing accounts in plans abandoned by plan sponsors.

In some cases, this regulatory scrutiny has led to legislation and regulation and proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation.  At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it.  The Company cannot, guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business.  The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

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

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration, and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code.  Failure to administer certain contract features (for example, contractual annuity start dates in nonqualified annuities) could affect such beneficial tax treatment.  Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution, and administration.  Failure to meet any of these complex tax, securities, or insurance requirements could subject the Company to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to the Company’s reputation, interruption of the Company’s operations, or adversely impact profitability.

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

The Company is highly dependent on automated systems to record and process Company and contractowner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s US GAAP and statutory financial statements.  The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results of operations, or financial condition.

Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

The amount of collateral the Company may be required to post under short-term financing agreements may increase under certain circumstances. Pursuant to the terms of some transactions, the Company could be required to make payment to its counterparties related to a decline in the market value of the specified assets. Such requirements could have an adverse effect on liquidity.

Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.

The Company’s commercial mortgage loans face both default and delinquency risk.  We establish valuation allowances for estimated impairments at the balance sheet date. These valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2010, there were no mortgage loans that were  delinquent or in the process of foreclosure.  The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact the Company’s financial strength and profitability.

The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.

The Company has developed risk management policies and procedures and expects to continue to do so in the future.  Nonetheless, the Company’s policies and procedures to identify, monitor, and manage risks may not be fully effective, particularly during extremely turbulent times.  Many of the Company’s methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate.  Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters, that is publicly available or otherwise accessible to the Company.  This information may not always be accurate, complete, up-to-date, or properly evaluated.  Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events.  These policies and procedures may not be fully effective.

Past or future misconduct by the Company’s employees or employees of its vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Although the Company employs controls and procedures designed to monitor associates’ business decisions and prevent the Company from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures.  The compensation policies and practices applicable to ING Insurance US, including the Company, are reviewed by ING as part of its overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If associates of the Company take excessive or inappropriate risks, those risks could harm the Company’s reputation and have a material adverse effect on its results of operations or financial condition.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

The Company is exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes, and pandemic disease, as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect assets under management, results of operations and financial condition, as follows:

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

ILIAC’s ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of ILIAC’s earned statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the years ended December 31, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent. On October 30, 2010, ING Financial Advisers, LLC (“IFA”) paid a $60.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.  On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.  During 2008, ILIAC did not receive any cash capital contributions from Lion.

On February 18, 2011, ILIAC received a $150.0 capital contribution from its Parent as part of the redistribution of currently existing capital within the ING US Insurance operations.

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

	2010	2009	2008
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,342.3	$1,242.1	$1,071.0
Fee income	589.7	533.8	612.9
Premiums	67.3	35.0	46.9
Broker-dealer commission revenue	220.0	275.3	622.5
Net realized capital losses	(28.1)	(245.5)	(1,267.6)
Total revenue	2,226.0	1,870.7	1,119.8
Interest credited and other benefits to contractowners	768.0	511.2	818.0
Broker-dealer commission expense	220.0	275.3	622.5
Amortization of deferred policy acquisition costs and value of business acquired	(53.2)	79.6	128.9
Net income (loss)	436.9	353.9	(1,030.2)

CONSOLIDATED FINANCIAL POSITION
Total investments	$21,184.1	$19,737.2	$17,884.5
Assets held in separate accounts	46,489.1	41,369.8	35,927.7
Total assets	73,664.0	66,971.6	60,489.9
Future policy benefits and claims reserves	21,491.6	21,118.6	20,782.1
Liabilities related to separate accounts	46,489.1	41,369.8	35,927.7
Total shareholder’s equity	3,458.3	2,904.1	1,564.5

ASSETS UNDER MANAGEMENT AND ADMINISTRATION
Variable annuities	$38,427.8	$34,823.8	$27,699.5
Fixed annuities	19,452.6	18,063.4	17,398.2
Stabilizer	5,681.0	5,530.4	5,120.4
Plan sponsored and other	632.2	738.5	751.6
Total assets under management	64,193.6	59,156.1	50,969.7
Assets under administration	93,275.9	81,645.5	22,001.9
Total assets under management and administration	$157,469.5	$140,801.6	$72,971.6

Item 7.                         Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2010, 2009, and 2008, and financial condition as of December 31, 2010 and 2009. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

1.

While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies. The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company’s results of operations.

2.

Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

3.

Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

4.

The amount of statutory capital that the Company holds can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control and influences its financial strength and credit ratings.

5.

The Company experienced ratings downgrades in 2009 and 2010 and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

6.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

7.

The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

8.	The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.
9.

If assumptions used in estimating future gross profits differ from actual experience or if an estimation technique used to estimate future gross profits is modified, the Company may be required to accelerate the amortization of Deferred Acquisition Costs (“DAC”), which could have a material adverse effect on results of operations and financial condition.

10.	Changes in underwriting and actual experience could materially affect profitability.
11.

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

12.	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.
13.	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.
14.	Changes in reserve estimates may reduce profitability.
15.	A loss of or significant change in key product distribution relationships could materially affect sales.
16.	Competition could negatively affect the ability to maintain or increase profitability.
17.

Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

18.	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
19.	A loss of key employees could increase the Company’s operational risks and could adversely affect the effectiveness of internal controls.
20.	Litigation may adversely affect profitability and financial condition.
21.	The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.
22.	The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.
23.

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

24.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.
25.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.
26.	The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.
27.	The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

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

ILIAC is a direct, wholly-owned subsidiary of Lion, which is an indirect, wholly-owned subsidiary of ING.  ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

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

The Company has one operating segment.

Critical Accounting Policies

General

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon.  Credited interest rates vary by product and range from 0% to 7.8% for the years 2010, 2009, and 2008.  Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses,

including a margin for adverse deviations. Such assumptions generally vary by annuity type plan, year of issue, and policy duration.  For the years 2010, 2009, and 2008, reserve interest rates ranged from 4.5% to 6.0%.

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

As discussed under “Products and Services,” in Item 1. Business, the Company also has guaranteed death benefits included in variable annuities, which are included in reserves.

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

US GAAP requires the evaluation and testing of the recoverability of our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; projections of future taxable income; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. In management’s judgment, with the exception of valuation allowances of $109.0 established for realized and unrealized capital losses and $11.1 established for foreign tax credits, it is more likely than not that the deferred tax assets will be realized.

Valuation of Investments, Derivatives and Other-Than-Temporary Impairments

All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment, if required, for related changes in DAC, VOBA, and deferred income taxes.

The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values during 2010, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) which commenced in the first quarter of 2010.

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes U.S. and foreign corporate bonds, Asset-backed Securities (“ABS”), U.S. agency and government guaranteed securities, Commercial Mortgage-backed Securities (“CMBS”), and Residential Mortgage-backed Securities (“RMBS”), including CMO-Bs.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  At December 31, 2010, $73.3 and $13.2 billion of a total of $17.4 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities. Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Interbank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process.  Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

The following investments are reported at values other than fair value on the Consolidated Balance Sheets, and are therefore not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an other-than-temporary impairment (“OTTI”).  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320, “Investments - Debt and Equity Securities.”

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

▪

Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

Valuation and Amortization of DAC and VOBA

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

Internal Replacements

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements and are accounted for in accordance with US GAAP guidance for DAC related to modifications or exchanges of insurance contracts.

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

The Company is also evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As a part of this evaluation, the Company will implement, beginning in the first quarter of 2011, a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that while the option of one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

On November 10, 2010, ING also announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.  In addition, the Company collects broker-dealer commissions through its subsidiaries, Directed Services LLC (“DSL”) and IFA, which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention.  Recent macroeconomic data suggest that the U.S. economy is recovering.  In the final quarter of 2010, economic growth accelerated due to improvements in net exports, consumer spending, and residential housing, but imports declined.  Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis.  Underlying core inflation is trending down.  Nevertheless, the pace of expansion is constrained by high unemployment, modest income growth, lower housing wealth, and tight credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.  The Federal Open Market Committee is committed to keeping the federal funds target rate low for an extended period until economic growth proves to be sustainable.

Significant downside risks still remain for the United States and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East.  These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term LIBOR and U.S. Treasury rates continued to show signs of recovery during 2010.  Long-term U.S. Treasury rates decreased in 2010 from year end 2009, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains.  The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and that it will complete the planned $600 billion purchase of longer-term Treasury securities by the end of the second quarter of 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009

The Company’s results of operations for the year ended December 31, 2010, and changes therein, were primarily impacted by lower net realized capital losses, higher net investment income, higher fee income, higher premiums, and lower net amortization of DAC and VOBA. These favorable items were partially offset by an increase in interest credited and other benefits to contract owners and higher operating expenses.

	Years ended December 31,		$ Increase	%Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,342.3	$1,242.1	$100.2	8.1%
Fee income	589.7	533.8	55.9	10.5%
Premiums	67.3	35.0	32.3	92.3%
Broker-dealer commission revenue	220.0	275.3	(55.3)	(20.1)%
Net realized capital losses:
Total other-than-temporary impairment losses	(199.2)	(433.5)	234.3	54.0%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	52.1	39.0	13.1	33.6%
Net other-than-temporary impairments recognized in earnings	(147.1)	(394.5)	247.4	62.7%
Other net realized capital gains	119.0	149.0	(30.0)	(20.1)%
Total net realized capital losses	(28.1)	(245.5)	217.4	88.6%
Other income	34.8	30.0	4.8	16.0%
Total revenue	2,226.0	1,870.7	355.3	19.0%
Benefits and expenses:
Interest credited and other benefits to contract owners	768.0	511.2	256.8	50.2%
Operating expenses	710.6	597.6	113.0	18.9%
Broker-dealer commission expense	220.0	275.3	(55.3)	(20.1)%
Net amortization of deferred policy acquisition costs and value of business acquired	(53.2)	79.6	(132.8)	NM
Interest expense	2.9	3.5	(0.6)	(17.1)%
Total benefits and expenses	1,648.3	1,467.2	181.1	12.3%
Income before income taxes	577.7	403.5	174.2	43.2%
Income tax expense	140.8	49.6	91.2	183.9%
Net income	$436.9	$353.9	$83.0	23.5%
Effective tax rate	24.4%	12.3%

NM - Not meaningful.

Revenues

Total Revenues increased for the year ended December 31, 2010 primarily due to lower Net realized capital losses, higher Net investment income, higher Fee income and higher Premiums, partially offset by lower Broker-dealer commission revenue.

The decrease in Total net realized capital losses for the year ended December 31, 2010 is primarily due to lower credit and intent related impairments on fixed maturities driven by the improved economic and interest rate environment. In addition, the Company experienced lower realized losses on derivatives, driven by the unwinding of futures contracts at the end of 2009 which were used to hedge fee income from variable annuity products.

The increase in Net investment income for the year ended December 31, 2010 is mainly due to favorable returns on equity investments in limited partnerships and higher income on fixed maturities driven by higher AUM in 2010.

Fee income increased for the year ended December 31, 2010 as overall average variable AUM increased, driven by a favorable equity market starting in late 2009 and continuing in 2010.

The increase in Premiums for the year ended December 31, 2010 is primarily due to higher sales of fixed annuity products with life contingencies.

Broker-dealer commission revenue decreased for the year ended December 31, 2010 due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2010 primarily due to an increase in Interest credited and other benefits to contract owners and higher Operating expenses partially offset by lower Net amortization of DAC and VOBA and lower broker-dealer commission expense.

Interest credited and other benefits to contract owners increased for the year ended December 31, 2010 due to the increase in reserves for product guarantees driven by the decline in interest rates in 2010.

Operating expenses increased for the twelve months ended December 31, 2010 reflecting higher development costs related to the Company’s new products, restructuring costs, and guaranty fund assessments in 2010.

The decrease in Net amortization of DAC and VOBA for the year ended December 31, 2010 is primarily due to reduced amortization rates driven by an increase in estimated future gross profits due to the improvement in equity markets in 2010.  This decline is partially offset by the impact of higher current year gross profits, primarily due to net lower realized capital losses.

Income Taxes

Income tax expense increased for the year ended December 31, 2010 primarily due to an increase in income before taxes and a lower release of tax valuation allowances related to net realized capital losses partially offset by the increase in the dividends received deduction and a favorable IRS audit settlement.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company’s results of operations for the year ended December 31, 2009, and changes therein, were primarily impacted by lower net realized capital losses as a result of a decline in impairments, higher net investment income due to higher yields on certain securities and lower investment management fees, lower operating expenses primarily resulting from cost reduction initiatives, a decline in interest credited and other benefits to contract owners related to lower minimum guarantee reserves and lower amortization of DAC and VOBA due to improved equity markets. These favorable items were partially offset by a decline in fee income due to lower average variable AUM levels.

	Years ended December 31,		$ Increase	%Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,242.1	$1,071.0	$171.1	16.0%
Fee income	533.8	612.9	(79.1)	(12.9)%
Premiums	35.0	46.9	(11.9)	(25.4)%
Broker-dealer commission revenue	275.3	622.5	(347.2)	(55.8)%
Net realized capital losses:
Total other-than-temporary impairment losses	(433.5)	(1,052.5)	619.0	58.8%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	39.0	-	39.0	NM
Net other-than-temporary impairments recognized in earnings	(394.5)	(1,052.5)	658.0	62.5%
Other net realized capital gains	149.0	(215.1)	364.1	NM
Total net realized capital losses	(245.5)	(1,267.6)	1,022.1	80.6%
Other income	30.0	34.1	(4.1)	(12.0)%
Total revenue	1,870.7	1,119.8	750.9	67.1%
Benefits and expenses:
Interest credited and other benefits to contract owners	511.2	818.0	(306.8)	(37.5)%
Operating expenses	597.6	687.5	(89.9)	(13.1)%
Broker-dealer commission expense	275.3	622.5	(347.2)	(55.8)%
Net amortization of deferred policy acquisition costs and value of business acquired	79.6	128.9	(49.3)	(38.2)%
Interest expense	3.5	1.4	2.1	NM
Total benefits and expenses	1,467.2	2,258.3	(791.1)	(35.0)%
Income before income taxes	403.5	(1,138.5)	1,542.0	NM
Income tax expense (benefit)	49.6	(108.3)	157.9	NM
Net income	$353.9	$(1,030.2)	$1,384.1	NM
Effective tax rate	12.3%	9.5%

NM - Not meaningful.

Revenues

Total revenues increased for the year ended December 31, 2009 primarily due to higher Net investment income and lower Net realized capital losses, partially offset by lower Broker-dealer commission revenue and lower Fee income.

The increase in Net investment income for the year ended December 31, 2009 was mainly due to the impact of tightening of credit spreads in 2009, which resulted in higher yields on certain mortgage-backed securities, and lower investment management expenses.

The decline in Total net realized capital losses for the year ended December 31, 2009 was primarily due to a decline in impairments related to improved market conditions which began in the latter part of the first quarter of 2009, as well as the implementation of new US GAAP guidance on impairments in the second quarter of 2009, which resulted in the transfer of noncredit related impairments to Other comprehensive income (loss). Also contributing to the decline was a gain of $206.2 recognized in the first quarter of 2009 on the transfer of an 80% interest in the Company’s Alt-A residential mortgage-backed securities to the Dutch State, as well as gains on the sale of equity securities driven by improvements in equity market conditions.

Broker-dealer commission revenue decreased for the year ended December 31, 2009 due to lower sales of variable annuity products. The decrease in commission revenue is offset by the corresponding decrease in Broker-dealer commission expense.

Fee income decreased for the year ended December 31, 2009 as overall average variable AUM decreased, driven by unfavorable equity market performance late in 2008 and most of the first quarter of 2009.

Benefits and Expenses

Total benefits and expenses decreased for the year ended December 31, 2009 primarily due to a decline in Interest credited and other benefits to contract owners, lower Broker-dealer commission expense, lower Operating expenses, and a decline in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners decreased for the year ended December 31, 2009 due to the decrease in reserves associated with minimum guarantees on variable annuities, which declined due to an increase in interest rates in 2009 compared to the end of 2008.

Broker-dealer commission expense decreased for the year ended December 31, 2009 due to lower sales of variable annuity products. The decrease in commission expense is offset by the corresponding decrease in Broker-dealer commission revenue.

Operating expenses decreased for the year ended December 31, 2009 reflecting the impact of cost reduction initiatives and decline in investment advisory and trail commission expenses due to the decline in average variable annuity AUM.

The decrease in Net amortization of DAC and VOBA for the year ended December 31, 2009 was primarily due to reduced amortization rates driven by an increase in estimated future gross profits due to the improvement in equity markets in 2009.  This decline was partially offset by the impact of higher current year gross profits, primarily due to lower expenses and lower realized losses, which resulted in an increase in amortization.

Income Taxes

Income tax expense increased for the year ended December 31, 2009 primarily due to an increase in income before taxes, partially offset by a reduction in the tax valuation allowance related to realized capital losses.

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

The Company uses derivatives for hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. In addition, the Company uses credit default swaps to reduce the credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. These credit default swaps are similar in credit risk to bonds of the named issuer and allow the Company to gain access to a broader, more diversified pool of credit risks.  Generally, these derivatives do not qualify for hedge accounting under US GAAP.  See “Liquidity and Capital Resources - Derivatives” for further discussion of the Company’s use of derivatives.

Portfolio Composition

The following tables present the investment portfolio at December 31, 2010 and 2009.

	2010		2009
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$16,964.4	80.1%	$15,375.5	77.9%
Fixed maturities, at fair value using the fair value option	453.4	2.1%	233.6	1.2%
Equity securities, available-for-sale	211.0	1.0%	187.9	0.9%
Short-term investments	222.4	1.0%	535.5	2.7%
Mortgage loans on real estate	1,842.8	8.7%	1,874.5	9.5%
Policy loans	253.0	1.2%	254.7	1.3%
Loan-Dutch State obligation	539.4	2.6%	674.1	3.4%
Limited partnerships/corporations	463.5	2.2%	426.2	2.2%
Derivatives	234.2	1.1%	175.2	0.9%
Total investments	$21,184.1	100.0%	$19,737.2	100.0%

Fixed Maturities

Fixed maturities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$-	$714.4
U.S. government agencies and authorities	536.7	45.9	-	-	582.6
State, municipalities, and political subdivisions	145.9	5.0	10.2	-	140.7

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	-	1,354.7
Other corporate securities	5,522.7	389.5	33.8	0.3	5,878.1
Total U.S. corporate securities	6,815.0	462.2	44.1	0.3	7,232.8

Foreign securities(1):
Government	446.3	39.6	5.0	-	480.9
Other	4,089.5	240.5	37.3	0.1	4,292.6
Total foreign securities	4,535.8	280.1	42.3	0.1	4,773.5

Residential mortgage-backed securities	2,116.0	296.9	28.7	28.8	2,355.4
Commercial mortgage-backed securities	1,005.6	54.2	15.7	14.5	1,029.6
Other asset-backed securities	615.3	16.2	27.0	15.7	588.8

Total fixed maturities, including securities pledged	16,487.3	1,165.2	175.3	59.4	17,417.8
Less: securities pledged	936.5	35.0	9.3	-	962.2
Total fixed maturities	$15,550.8	$1,130.2	$166.0	$59.4	$16,455.6

(1)  Primarily U.S. dollar denominated.

(2)  Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Fixed maturities were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
U.S. government agencies and authorities	632.5	41.1	-	-	673.6
State, municipalities, and political subdivisions	112.5	2.5	7.8	-	107.2

U.S. corporate securities:
Public utilities	1,138.7	40.8	14.3	-	1,165.2
Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

Foreign securities(1):
Government	343.0	29.2	8.7	-	363.5
Other	2,922.5	129.0	56.6	0.1	2,994.8
Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

Residential mortgage-backed securities	1,870.4	268.3	111.9	16.8	2,010.0
Commercial mortgage-backed securities	1,535.0	10.4	214.3	-	1,331.1
Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

Total fixed maturities, including securities pledged	15,475.7	801.5	621.4	46.7	15,609.1
Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities	$14,992.0	$797.2	$603.2	$46.7	$15,139.3

(1)  Primarily U.S. dollar denominated.

(2)  Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies.  At December 31, 2010 and 2009, the average quality rating of the Company’s fixed maturities portfolio was A and A+, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of December 31, 2010 and 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,452.5	25.6%	$4,146.7	25.2%
AA	1,185.9	6.8%	1,150.3	6.9%
A	4,208.8	24.2%	3,991.3	24.2%
BBB	6,366.0	36.5%	6,035.3	36.6%
BB	675.7	3.9%	642.9	3.9%
B and below	528.9	3.0%	520.8	3.2%
Total	$17,417.8	100.0%	$16,487.3	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$5,592.1	35.8%	$5,454.1	35.2%
AA	961.9	6.2%	987.2	6.4%
A	3,514.8	22.5%	3,458.7	22.4%
BBB	4,603.4	29.5%	4,490.9	29.0%
BB	558.6	3.6%	613.5	4.0%
B and below	378.3	2.4%	471.3	3.0%
Total	$15,609.1	100.0%	$15,475.7	100.0%

93.1% and 94.0% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2010 and 2009, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2010 and 2009.

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$714.4	4.1%	$717.0	4.4%
U.S. government agencies and authorities	582.6	3.4%	536.7	3.3%
U.S. corporate, state, and municipalities	7,373.5	42.3%	6,960.9	42.2%
Foreign	4,773.5	27.4%	4,535.8	27.5%
Residential mortgage-backed	2,355.4	13.5%	2,116.0	12.8%
Commercial mortgage-backed	1,029.6	5.9%	1,005.6	6.1%
Other asset-backed	588.8	3.4%	615.3	3.7%
Total	$17,417.8	100.0%	$16,487.3	100.0%

	2009
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,861.9	11.9%	$1,897.2	12.2%
U.S. government agencies and authorities	673.6	4.3%	632.5	4.1%
U.S. corporate, state, and municipalities	5,842.5	37.5%	5,617.7	36.3%
Foreign	3,358.3	21.5%	3,265.5	21.1%
Residential mortgage-backed	2,010.0	12.9%	1,870.4	12.1%
Commercial mortgage-backed	1,331.1	8.5%	1,535.0	9.9%
Other asset-backed	531.7	3.4%	657.4	4.3%
Total	$15,609.1	100.0%	$15,475.7	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2010, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$269.4	$285.7
After one year through five years	4,316.0	4,606.4
After five years through ten years	4,376.8	4,635.0
After ten years	3,788.2	3,916.9
Mortgage-backed securities	3,121.6	3,385.0
Other asset-backed securities	615.3	588.8
Fixed maturities, including securities pledged	$16,487.3	$17,417.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2010 and 2009.

At December 31, 2010 and 2009, fixed maturities with fair values of $13.4 and $12.9, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2010 and 2009, approximately 36.5% and 29.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Subprime and Alt-A Mortgage Exposure

Credit markets have experienced extreme volatility and disruption since concerns about subprime and Alt-A mortgages and collateralized debt obligations (“CDOs”) surfaced in late 2007.  This resulted in a general widening of credit spreads, reduced price transparency, reduced liquidity, increased rating agency downgrades and increased volatility across certain markets. Although these asset classes have experienced a rebound and market activity increased for non-agency mortgage-backed securities, challenging conditions largely remained in 2010 for subprime mortgage-backed securities.

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to RMBS and ABS. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

As market activity increased for Alt-A mortgaged-backed securities, the Company concluded that pricing information received from commercial pricing services and brokers represented regularly occurring market transactions during the second half of 2009. The Company continues to maintain that the market for subprime mortgage-backed securities remains largely inactive and that pricing information does not represent regularly occurring market transactions.

The following summarizes the Company’s exposure to subprime and Alt-A mortgages as of December 31, 2010 and 2009.

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table above. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $215.3 and $38.3, respectively, representing 1.2% of total fixed maturities.  As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $205.2 and $125.4, respectively, representing 1.3% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	35.5%	2007	28.4%	AAA	42.2%	2007	28.3%
AA	15.7%	2006	24.0%	AA	16.0%	2006	24.4%
A	1.9%	2005 and prior	47.6%	A	4.6%	2005 and prior	47.3%
BBB	4.3%		100.0%	BBB	1.7%		100.0%
BB and below	42.6%			BB and below	35.5%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $123.2 and $21.7, respectively, representing 0.7% of total fixed maturities. As of December 31, 2009, the fair value and gross unrealized losses related to the Company’s exposure to Alt-A mortgages were $138.8 and $41.2, respectively, representing 0.9% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	30.9%	2007	9.5%	AAA	39.4%	2007	9.8%
AA	3.1%	2006	26.8%	AA	1.5%	2006	27.5%
A	0.6%	2005 and prior	63.7%	A	1.8%	2005 and prior	62.7%
BBB	5.3%		100.0%	BBB	8.4%		100.0%
BB and below	60.1%			BB and below	48.9%
	100.0%				100.0%

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Commercial Mortgage-backed and Other Asset-backed Securities

After a long period of stability, delinquency rates on commercial mortgages have increased, as rent levels, vacancies and property values have exhibited weakness.  For consumer asset backed securities, delinquency rates have recently shown signs of improvement.  However, there are renewed concerns with consumer loans as a result of the current economic environment, as unemployment has remained at elevated levels and headwinds from slower global growth appear more likely.

As of December 31, 2010 and 2009, the fair value of the Company’s CMBS totaled $1.0 billion and $1.3 billion, respectively, and other ABS, excluding subprime exposure, totaled $389.8 and $343.0, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 57.5%, 10.6%, and 4.6%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2009, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables comprising 39.9%, 13.0%, and 11.4%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of December 31, 2010 and 2009:

2010				2009
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	62.3%	2007	21.5%	AAA	73.6%	2008	0.4%
AA	2.1%	2006	20.4%	AA	2.3%	2007	21.9%
A	18.8%	2005 and prior	58.1%	A	16.6%	2006	16.5%
BBB	8.9%		100.0%	BBB	3.8%	2005 and prior	61.2%
BB and below	7.9%				3.7%		100.0%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings by credit quality and vintage year as of December 31, 2010 and 2009:

				2009
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	68.6%	2010	5.5%	AAA	56.3%	2008	5.9%
AA	3.5%	2009	0.2%	AA	7.2%	2007	13.9%
A	9.9%	2008	11.7%	A	18.0%	2006	29.8%
BBB	17.4%	2007	30.9%	BBB	17.0%	2005 and prior	50.4%
BB and below	0.6%	2006	14.4%	BB and below	1.5%		100.0%
	100.0%	2005 and prior	37.3%		100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $1.8 billion and $1.9 billion as of December 31, 2010 and 2009, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  Impairments taken on the mortgage loan portfolio were $1.0 and $10.3 for the years ended December 31, 2010 and 2009, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  All mortgage loans in the Company’s portfolio were current with respect to principal and interest at December 31, 2010 and 2009. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At December 31, 2010 and 2009, the Company had a $1.3 and $2.0 allowance for mortgage loan credit losses, respectively.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of December 31, 2010 and 2009, are as follows:

	2010(1)	2009(1)
Loan-to-Value Ratio:
0% - 50%	$536.4	$569.0
50% - 60%	564.6	562.9
60% - 70%	610.1	593.6
70% - 80%	113.9	130.4
80% - 90%	19.1	20.6
Total Commercial Mortgage Loans	$1,844.1	$1,876.5

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)	2009(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,270.0	$1,233.9
1.25x - 1.5x	182.1	229.6
1.0x - 1.25x	191.8	152.6
Less than 1.0x	137.4	195.4
Mortgages secured by loans on land or construction loans	62.8	65.0
Total Commercial Mortgage Loans	$1,844.1	$1,876.5

(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2010 and 2009.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by US Region:
Pacific	$375.4	20.4%	$372.2	19.8%
South Atlantic	303.1	16.4%	308.3	16.5%
Middle Atlantic	360.0	19.5%	394.1	21.0%
East North Central	144.2	7.8%	143.0	7.6%
West South Central	284.2	15.4%	283.5	15.1%
Mountain	162.1	8.8%	158.0	8.4%
New England	87.6	4.8%	96.3	5.1%
West North Central	53.2	2.9%	52.6	2.8%
East South Central	74.3	4.0%	68.5	3.7%
Total Commercial Mortgage Loans	$1,844.1	100.0%	$1,876.5	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)		2009(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by Property Type:
Industrial	$657.6	35.7%	$628.1	33.5%
Retail	370.7	20.1%	378.1	20.1%
Office	305.3	16.6%	325.0	17.3%
Apartments	251.3	13.6%	261.2	13.9%
Hotel/Motel	152.2	8.2%	156.1	8.3%
Other	107.0	5.8%	128.0	6.9%
Total Commercial Mortgage Loans	$1,844.1	100.0%	$1,876.5	100.0%

(1)  Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of December 31, 2010 and 2009.

	2010(1)	2009(1)
Year of Origination:
2010	$138.5	$-
2009	98.3	69.2
2008	141.2	155.3
2007	221.0	241.3
2006	528.1	639.8
2005 and prior	717.0	770.9
Total Commercial Mortgage Loans	$1,844.1	$1,876.5

(1)  Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2010 and 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$72.4	30.8%	$12.2	5.2%	$105.5	15.7%	$18.5	2.8%
More than six months and twelve months or less below amortized cost	1.8	0.8%	0.2	0.1%	44.0	6.6%	37.9	5.7%
More than twelve months below amortized cost	79.8	34.0%	68.3	29.1%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$154.0	65.6%	$80.7	34.4%	$450.3	67.3%	$217.8	32.7%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at December 31, 2010 and 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	-	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

2009
Interest rate or spread widening	$75.8	$35.3	$78.5	$189.6
Mortgage and other asset-backed securities	48.2	46.6	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,896.6	$212.6	$2,122.0	$5,231.2

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2010 and 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$475.6	$7.3	$-	$-	$-	$-	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	-	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	-	-	-	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	-	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

2009
U.S. Treasuries	$1,002.2	$38.3	$-	$-	$-	$-	$1,002.2	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	135.9	45.4	47.7	4.2	420.1	79.1	603.7	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.1	1.6	11.6	6.7	261.8	127.2	300.5	135.5
Total	$2,896.6	$124.0	$212.6	$81.9	$2,122.0	$462.2	$5,231.2	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.4% of the average book value as of December 31, 2010.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

2009
Six months or less below amortized cost	$3,646.9	$184.9	$168.0	$60.7	377	98
More than six months and twelve months or less below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months below amortized cost	425.9	660.1	28.2	246.7	90	129
Total	$4,807.3	$1,092.0	$236.4	$431.7	587	275

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$482.9	$-	$7.3	$-	3	-
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	511.7	220.7	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,807.3	$1,092.0	$236.4	$431.7	587	275

During the year ended December 31, 2010, unrealized capital losses on fixed maturities decreased by $433.4. Lower unrealized losses are due to declining yields and the overall tightening of credit spreads since the end of 2009, leading to the increased value of fixed maturities.

At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0. The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into credit impairment and noncredit impairment.  The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets in accordance with the requirements of ASC Topic 320.

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

▪       Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$156.0	15	$-	-
Public utilities	1.3	5	-	-	-	-
Other U.S. corporate	5.3	19	47.8	57	283.2	233
Foreign(1)	42.4	20	50.6	42	108.9	94
Residential mortgage-backed	14.8	53	31.6	69	349.3	194
Commercial mortgage-backed	20.5	8	17.7	11	220.8	29
Other asset-backed	58.5	42	43.4	32	24.8	35
Limited partnerships	1.6	4	17.6	17	6.6	6
Equity securities	-	1	19.5	9	55.1	17
Mortgage loans on real estate	1.0	1	10.3	4	3.8	1
Total	$147.1	154	$394.5	256	$1,052.5	609

(1) Primarily U.S. dollar denominated.

The above tables include $48.4, $112.2, and $235.8 for the years ended December 31, 2010, 2009, and 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $98.7, $282.3, and $816.7, in write-downs for the years ended December 31, 2010, 2009, and 2008, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$156.0	15	$-	-
Public utilities	1.4	5	-	-	-	-
Other U.S. corporate	5.3	19	35.9	42	204.5	180
Foreign(1)	28.5	15	48.7	41	81.3	78
Residential mortgage-backed	8.6	18	2.4	1	291.8	128
Commercial mortgage-backed	16.2	6	17.7	11	220.8	29
Other asset-backed	37.0	26	21.6	10	18.3	14
Total	$98.7	90	$282.3	120	$816.7	429

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Other comprehensive income (loss) by type for the years ended December 31, 2010 and 2009.

	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Commercial	$14.9	2	$-	-
Residential mortgage-backed	18.2	24	10.9	18
Other asset-backed	19.0	15	28.1	13
Total	$52.1	41	$39.0	31

(1) Primarily U.S. dollar denominated.

The fair value of the fixed maturities with other-than-temporary impairments at December 31, 2010, 2009, and 2008 was $2.0 billion, $3.0 billion, and $2.1 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2010 and 2009, for which a portion of the OTTI loss was recognized in Other comprehensive income (loss), and the corresponding changes in such amounts.

	2010	2009
Balance at January 1	$46.0	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	25.1
Additional credit impairments:
On securities not previously impaired	12.0	13.6
On securities previously impaired	8.7	8.8
Reductions:
Securities sold, matured, prepaid or paid down	(7.5)	(1.5)
Balance at December 31	$59.2	$46.0

(1)           Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities, including net OTTI of $(144.5), $(347.1), and $(987.0) in 2010, 2009, and 2008, respectively	$38.7	$(15.1)	$(1,068.9)
Fixed maturities, at fair value using the fair value option	(39.2)	57.0	6.0
Equity securities, available-for-sale, including net OTTI of $0.0, $(19.5), and $(55.1) in 2010, 2009, and 2008, respectively	4.1	(2.9)	(81.0)
Derivatives	(36.6)	(267.6)	(105.0)
Other investments, including net OTTI of $(2.6), $(27.9), and $(10.4) in 2010, 2009, and 2008, respectively	4.9	(16.9)	(18.7)
Net realized capital losses	$(28.1)	$(245.5)	$(1,267.6)
After-tax net realized capital gains (losses)	$1.5	$(67.4)	$(1,151.9)

The decrease in Total net realized capital losses for the year ended December 31, 2010 is primarily due to lower credit and intent related impairments on fixed maturities driven by the improved economic and interest rate environment. In addition, the Company experienced lower realized losses on derivatives, driven by the unwinding of futures contracts at the end of 2009 which were used to hedge fee income from variable annuity products.

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$646.1	$68.3	$-	$714.4
U.S. government agencies and authorities	-	582.6	-	582.6
U.S. corporate, state and municipalities	-	7,362.3	11.2	7,373.5
Foreign	-	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	-	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	-	1,029.6	-	1,029.6
Other asset-backed securities	-	341.1	247.7	588.8
Equity securities, available-for-sale	183.3	-	27.7	211.0
Derivatives:
Interest rate contracts	3.5	223.3	-	226.8
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	6.7	-	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	-	-	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,299.1	$20,609.0	$572.8	$65,480.9

Liabilities:
Product guarantees	$-	$-	$3.0	$3.0
Fixed Indexed Annuities (“FIA”)	-	-	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	-	227.1
Foreign exchange contracts	-	38.5	-	38.5
Credit contracts	-	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)           Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,861.9	$-	$-	$1,861.9
U.S. government agencies and authorities	-	673.6	-	673.6
U.S. corporate, state and municipalities	-	5,842.5	-	5,842.5
Foreign	-	3,358.3	-	3,358.3
Residential mortgage-backed securities	-	772.1	1,237.9	2,010.0
Commercial mortgage-backed securities	-	1,331.1	-	1,331.1
Other asset-backed securities	-	342.9	188.8	531.7
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives:
Interest rate contracts	-	175.0	-	175.0
Credit contracts	-	0.2	-	0.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	38,052.5	3,261.0	56.3	41,369.8
Total	$41,190.5	$15,758.5	$1,522.8	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives:
Interest rate contracts	-	234.9	-	234.9
Foreign exchange contracts	-	43.3	-	43.3
Credit contracts	-	5.2	48.3	53.5
Total	$-	$283.4	$54.3	$337.7

(1)           Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.4%.

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments.  As part of the liquidity management process, different scenarios are modeled to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance, and implications of rating agency actions.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪                             A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of December 31, 2010 and 2009, the Company had a $304.1 and $287.2 receivable, including interest, from ING AIH, respectively.

▪                             A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2010 and 2009, ILIAC had no amounts outstanding under the revolving note facility.

▪                             The Company holds approximately 55% of its assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO.  In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs.  As of December 31, 2010, the Company had securities lending obligations of $663.0, which represents 1.0% of the Company’s general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Financing Agreement

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development (“DECD”) loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the “Windsor Property”). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds during that period.  On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

At both December 31, 2010 and 2009, the amount of the loan outstanding was $4.9 which was reflected in Notes payable on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its parent. During the year ended December 31, 2009, ILIAC received a $365.0 capital contribution from its Parent.

During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. During the year ended December 31, 2009, ILIAC did not pay any dividends on its common stock to its Parent.  On October 30, 2010, IFA paid a $60.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

On February 18, 2011, ILIAC received a $150.0 capital contribution from its Parent as part of the redistribution of currently existing capital within ING US Insurance Operations.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio with respect to the Company’s Designated Securities Portfolio (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, will remain unaltered and the additional payments will not be borne by the Company or any other ING U.S. subsidiaries.  For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2010, the Company held $4.7 of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral. In addition, as of December 31, 2010 and 2009, the Company delivered collateral of $93.8 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contract owners.  The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.  The assets and liabilities related to these accounts are presented in the Consolidated Balance Sheets in Assets held in separate accounts and Liabilities related to separate accounts, respectively, excluding amounts consolidated and reported with general account assets, as discussed below.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by affiliates of the Company, or in other selected mutual funds not managed by affiliates of the Company.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contract owner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner (including the value allocated to any fixed account), less fees and expenses.  The Company offers investment options for its variable annuity contracts covering a wide range of investment styles, including large, mid, and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities and market value annuities, under variable annuity contracts, contract owners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuities issued by the Company are combination contracts offering both variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract.  Amounts allocated to fixed accounts and market value annuities do not qualify for separate account accounting treatment and are therefore consolidated and reported with the general account assets and liabilities of the Company.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed death benefit rider fees charged to the contract owner, less the cost of administering the product, as well as the cost of providing for the guaranteed death benefits.

Minimum Guarantees

Variable annuity contracts containing minimum guarantees expose the Company to additional risks.  For guaranteed minimum death benefits (“GMDBs”), a decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to contract owners due to GMDB.  An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with GMDB.

The Company’s variable annuities offer one or more of the following guaranteed minimum benefits:

Guaranteed Minimum Death Benefits:

▪                             Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

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

▪

Five-Year Reset - Guarantees that, upon death, the death benefit will be no less than the account value on the most recent 5th contract anniversary plus premiums made after that anniversary less withdrawals.

▪

Seven Year Reset – Guarantees that, upon death, the death benefit will be no less than the account value on the most recent 7th contract anniversary plus premiums made after that anniversary after the first contract year. During the first contract year, it is a standard death benefit.

▪

Combination Annual Ratchet and 5% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Annual Ratchet or (2) aggregate premiums paid by the contract owner accruing interest at 5% per annum.

▪

Combination Seven-Year Ratchet and 4% RollUp - Guarantees that, upon death, the death benefit will be no less than the greater of (1) a seven-year ratchet or (2) aggregate premiums paid by the contract owner accruing interest at 4% per annum.

Products offering only the Standard Death Benefit are currently being offered.  All other versions have been discontinued.  Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

Ratings

The Company’s access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On December 13, 2010, Moody’s Investors Service, Inc. (“Moody’s”) affirmed the “A2” insurance financial strength rating of the Company and changed the outlook to negative from developing. On October 27, 2009, Moody’s downgraded the Company to “A2” from “A1” and assigned a developing outlook.

On December 7, 2010, S&P affirmed the counterparty credit and insurer financial strength ratings of the Company at “A” and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook. On November 10, 2010, S&P placed the counterparty credit and insurer financial strength ratings on CreditWatch with negative implications. On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.

On September 21, 2010, Fitch Ratings Ltd. (“Fitch”) maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

On June 11, 2010, A.M. Best affirmed the Company’s financial strength ratings of “A” and issuer credit ratings of “a+”.  The outlook was improved to “stable” from “negative”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors. The ratings affirmations and outlook changes by both S&P and Moody’s in December 2010 followed the third quarter 2010 announcements by ING regarding its insurance operations, including its preparation for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are accounted for as derivatives under US GAAP guidance for derivatives and, as of January 1, 2008, computed in accordance with US GAAP guidance for fair value measurements.

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

While the Company has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) associated with the disposition of its individual life insurance business to a subsidiary of Lincoln, a trust was established by the Lincoln subsidiary effective March 1, 2007, to secure the Lincoln subsidiary’s obligations to the Company under the reinsurance agreement.

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company’s counterparties, there is a termination event should the Company’s long-term debt ratings drop below BBB+/Baa1.

The Company also had investments in certain fixed maturity instruments, and has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contract owners in the Consolidated Statements of Operations.

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

At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $336.3, $144.0 of which was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, $218.5 of which was with related parties.  During 2010 and 2009, $69.1 and $46.8, respectively, was funded to related parties under these commitments.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio.  Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral position for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.5 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $625.6 and $84.4, respectively.

As of December 31, 2010, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations(1)	$336.3	$336.3	$-	$-	$-
Reserves for insurance obligations(2)	58,664.0	7,264.6	14,465.1	13,580.8	23,353.5
Pension obligations(3)	74.6	10.8	18.6	13.8	31.4
Total	$59,074.9	$7,611.7	$14,483.7	$13,594.6	$23,384.9

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets.  Cash collateral received is invested in short-term investments, with the offsetting collateral liability included in Borrowed money on the Consolidated Balance Sheets. At December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $216.7. At December 31, 2009, there were no securities pledged in dollar rolls and repurchase agreement transactions. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $214.7 and $0.1, respectively at December 31, 2010 and 2009, and is included in Borrowed money on the Consolidated Balance Sheets.  In addition to the purchase obligation at December 31, 2010, the Company did not have any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2010 and 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2010. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2010 and 2009, the fair value of loaned securities was $651.7 and $339.5, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

Statutory Capital and Risk-Based Capital

The Connecticut Insurance Department (the “Department”) recognizes only statutory accounting practices prescribed or permitted by the State of Connecticut for determining and reporting the financial condition and results of operations of an insurance company, and for determining its solvency under the Connecticut Insurance Law.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Connecticut.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 - Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $97.9.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Department to grade-in the impact of higher reserve over a three year period.  The Company elected this grade-in provision, as allowed under AG43 and as approved by the Department, which allows the Company to reflect the impact of adoption of $97.9 over a three year period.  The impact of the grade-in for the years ended December 31, 2010 and 2009 was an increase in reserves and a corresponding decrease in statutory surplus of $23.0 and $32.6, respectively.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting.  This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.  The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $68.9 and $51.1 as of December 31, 2010 and 2009, respectively.  This adoption had no impact on total liabilities or net income.

The NAIC RBC requirements require insurance companies to calculate and report information under a RBC formula.  These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations.  The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s RBC reporting requirements. Amounts reported indicate that, as of December 31, 2010, ILIAC has total adjusted capital above all required capital levels.

The sensitivity of the Company’s statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees (See “Other Minimum Guarantees” above) to changes in the interest rates, credit spreads, and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design.  Should statutory reserves increase for the reasons in the “Other Minimum Guarantees” above, this could result in future reductions in the Company’s surplus, which may also impact RBC. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus.  Future declines in interest rates and widening of credit spreads could cause future reductions in the Company’s surplus, which may also impact RBC.

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department.  Statutory capital and surplus of ILIAC was $1.7 billion and $1.8 billion as of December 31, 2010 and 2009, respectively.  As prescribed by statutory accounting practices, statutory surplus as of December 31, 2010 included the impact of a $150.0 capital contribution received by ILIAC from its immediate parent company, Lion, on February 18, 2011.

See “Liquidity and Capital Resources - Minimum Guarantees,” contained herein.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of the Company.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service (“IRS”) tax audits and state tax exams that have not been completed. The current payable of $23.0 may be reduced in less than one year, upon completion of such audits and exams.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are going to prepare for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its US GAAP accounting policies. As a result of this assessment, the Company concluded that it should change its accounting for realized capital gains (losses) and unrealized capital gains (losses) on investments supporting experience-rated products during the fourth quarter of 2010.  The impact of this change in accounting policy on the Company’s financial statements is immaterial to all periods presented.  Therefore, this correction is reflected in the fourth quarter of 2010 (the period in which the change was made).  This change in accounting policy has no impact on individual customer account values and no impact on credited rates for experience-rated products.

The Company is also evaluating its assumptions and estimation techniques for determining estimated gross profits in its amortization of DAC and VOBA. As a part of this evaluation, the Company will implement, beginning in the first quarter of 2011, a reversion to the mean technique of estimating its short-term equity market return assumptions. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20.

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Organization and Significant Accounting Policies and the Financial Instruments footnotes to the consolidated financial statements set forth in Part II, Item 8. herein, except for the disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, and the disclosures about troubled debt restructurings.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote to the consolidated financial statements set forth in Part II, Item 8. herein, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the years ended December 31, 2010, 2009, or 2008, as there were no decreases in ownership of a subsidiary during those periods.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to the consolidated financial statements set forth in Part II, Item 8. herein.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

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

▪	Total OTTI to be presented in the Statement of Operations with an offset recognized in Accumulated other comprehensive income (loss) for the noncredit related impairments;
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

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009.  As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $151.7 after considering the effects of DAC and income taxes of $(134.0) and $46.9, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to Accumulated other comprehensive income (loss).

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

New Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which clarifies that if an entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  Also, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.

The provisions of ASU 2010-29 are effective for annual reporting periods beginning on or after December 15, 2010 for business combinations occurring on or after that date.  As such, this standard will impact any Company acquisitions that occur on or after January 1, 2011.

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

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.

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

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA (collectively, the “Act”).  The Act will require employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is landmark legislation that represents the most profound restructuring of U.S. financial regulation since the New Deal. Precipitated by the financial crisis that began in 2007, the legislation includes 15 major parts with 14 stand-alone statutes and numerous amendments to the current array of banking, securities, derivatives, and consumer finance laws. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (the “FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  However, the proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, and the final rule is expected to be issued in the second or third quarter of 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

The legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user” to be defined by regulation); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on proposed rules jointly developed by the CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” we do not believe the Company should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.”  However, the final regulations could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of any such regulatory action.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administration budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.  The Department of Labor (“DOL”) recently issued interim final regulations concerning the fee disclosure obligations under ERISA for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.  The DOL has proposed a rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan’s participants.  The rule could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

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

Other Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, fines, and other financial liability.  It is not currently anticipated that the outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

(Dollar amounts in millions, unless otherwise stated)

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of the general account assets, variable separate account performance, and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of December 31, 2010, the Company had net derivative liabilities with a fair value of $46.1.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its general account investments relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contract owner, thereby reducing the Company’s exposure to interest rate movements. To further mitigate this risk, the Company may hedge interest rate risk from time to time. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2010. These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product.  A significant portion of the

Company’s contracts are close to the minimum contractual guaranteed credited rates.  In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2010 Shareholder’s equity from the same instantaneous change in interest rates.  The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
		Equity as of
	Effect on Net	December 31,
	Income	2010
Increase of 1%	$3.7	$3.7
Decrease of 1%	(14.9)	(14.9)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2010	2010
Increase of 1%	$1.1	$6.2
Decrease of 1%	(1.3)	(23.2)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management (“AUM”), which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as contract owner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable margin, particularly in light of a low interest rate environment and the presence of contractually guaranteed interest credited rates.

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

The following schedule demonstrates the potential changes in annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2010. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2010 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
		Equity as of
	Effect on Net	December 31,
	Income	2010
Increase of 10%	$33.7	$33.7
Decrease of 10%	(34.9)	(34.9)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2010	2010
Increase of 10%	$2.8	$48.1
Decrease of 10%	(2.7)	(49.9)

Interest Rate Risk on Product Guarantees

As discussed in Part I, Item 1., certain of the Company’s products have guaranteed credited rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contractholder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Depending on the underlying product, the guarantee is treated as a derivative or an embedded derivative in accordance with US GAAP guidance for derivatives and fair value measurements. The fair value is estimated using the income approach.

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

The following schedule demonstrates the potential change in the fair value of these guarantees and annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2010.

	Effect on
	Reserves for	Effect on
	2010	Net Income for
Increase of 1%	$(25.3)	$25.3
Decrease of 1%	60.1	(60.1)

FIA Hedging Program

The crediting mechanism for FIA exposes the Company to changes in the S&P 500, the Dow Jones Euro Stoxx 50, the S&P 400 Midcap and the Russell 2000 indices.  The Company mitigates this exposure by entering into futures contracts on these respective indices.  The Company uses market consistent valuation techniques to establish its futures positions and to rebalance the futures position in response to market fluctuations.  The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques.  Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 31, 2011

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$1,342.3	$1,242.1	$1,071.0
Fee income	589.7	533.8	612.9
Premiums	67.3	35.0	46.9
Broker-dealer commission revenue	220.0	275.3	622.5
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(199.2)	(433.5)	(1,052.5)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	52.1	39.0	-
Net other-than-temporary impairments recognized in earnings	(147.1)	(394.5)	(1,052.5)
Other net realized capital gains	119.0	149.0	(215.1)
Total net realized capital losses	(28.1)	(245.5)	(1,267.6)
Other income	34.8	30.0	34.1
Total revenue	2,226.0	1,870.7	1,119.8
Benefits and expenses:
Interest credited and other benefits to contract owners	768.0	511.2	818.0
Operating expenses	710.6	597.6	687.5
Broker-dealer commission expense	220.0	275.3	622.5
Net amortization of deferred policy acquisition costs and value of business acquired	(53.2)	79.6	128.9
Interest expense	2.9	3.5	1.4
Total benefits and expenses	1,648.3	1,467.2	2,258.3
Income (loss) before income taxes	577.7	403.5	(1,138.5)
Income tax expense (benefit)	140.8	49.6	(108.3)
Net income (loss)	$436.9	$353.9	$(1,030.2)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2010	2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $15,097.4 at 2010 and $14,758.4 at 2009)	$16,002.2	$14,905.7
Fixed maturities, at fair value using the fair value option	453.4	233.6
Equity securities, available-for-sale, at fair value (cost of $186.7 at 2010 and $175.1 at 2009)	211.0	187.9
Short-term investments	222.4	535.5
Mortgage loans on real estate	1,842.8	1,874.5
Loan - Dutch State obligation	539.4	674.1
Policy loans	253.0	254.7
Limited partnerships/corporations	463.5	426.2
Derivatives	234.2	175.2
Securities pledged (amortized cost of $936.5 at 2010 and $483.7 at 2009)	962.2	469.8
Total investments	21,184.1	19,737.2
Cash and cash equivalents	231.0	243.3
Short-term investments under securities loan agreement, including collateral delivered	675.4	351.0
Accrued investment income	240.5	217.2
Reinsurance recoverable	2,355.9	2,429.9
Deferred policy acquisition costs	1,023.0	901.8
Value of business acquired	716.4	991.5
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	304.1	287.2
Due from affiliates	48.3	49.1
Current income tax recoverable	-	23.9
Property and equipment	87.4	90.8
Other assets	133.8	103.9
Assets held in separate accounts	46,489.1	41,369.8
Total assets	$73,664.0	$66,971.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2010	2009
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$21,491.6	$21,118.6
Payable for securities purchased	33.3	18.4
Payables under securities loan agreement, including collateral held	680.1	351.0
Borrowed money	214.7	0.1
Notes payable	4.9	4.9
Due to affiliates	121.2	159.9
Current income taxes	49.3	-
Deferred income taxes	466.9	351.2
Other liabilities	654.6	693.6
Liabilities related to separate accounts	46,489.1	41,369.8
Total liabilities	70,205.7	64,067.5

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,326.0	4,528.2
Accumulated other comprehensive income (loss)	304.5	(15.0)
Retained earnings (deficit)	(1,175.0)	(1,611.9)
Total shareholder’s equity	3,458.3	2,904.1
Total liabilities and shareholder’s equity	$73,664.0	$66,971.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2008	$2.8	$4,159.3	$(33.8)	$(1,087.3)	$3,041.0
Comprehensive loss:
Net loss	-	-	-	(1,030.2)	(1,030.2)
Other comprehensive loss, net of tax
Change in net unrealized capital gains (losses) on securities ($(635.4) pretax)	-	-	(435.3)	-	(435.3)
Pension and other post-employment benefits liability ($18.7 pretax)	-	-	(13.0)	-	(13.0)
Total comprehensive loss					(1,478.5)
Employee share-based payments	-	2.0	-	-	2.0
Balance at December 31, 2008	2.8	4,161.3	(482.1)	(2,117.5)	1,564.5
Cumulative effect of change in accounting principle, net of deferred policy acquisition costs and tax	-	-	(151.7)	151.7	-
Comprehensive income:
Net income	-	-	-	353.9	353.9
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($832.3 pretax)	-	-	641.9	-	641.9
Change in other-than-temporary impairment losses recognized in other comprehensive income	-	-	(32.4)	-	(32.4)
Pension and other post-employment benefits liability ($14.3 pretax)	-	-	9.3	-	9.3
Total comprehensive income					972.7
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	1.9	-	-	1.9
Balance at December 31, 2009	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	-	-	-	436.9	436.9
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($387.5 pretax)	-	-	337.0	-	337.0
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	-	-	(12.7)	-	(12.7)
Pension and other post-employment benefits liability ($(7.4) pretax)			(4.8)		(4.8)
Total comprehensive income					756.4
Dividends paid	-	(203.0)	-	-	(203.0)
Employee share-based payments	-	0.8	-	-	0.8
Balance at December 31, 2010	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$436.9	$353.9	$(1,030.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired, and sales inducements	(167.1)	(152.8)	(205.1)
Net amortization of deferred policy acquisition costs, value of business acquired, and sales inducements	(48.9)	83.3	128.3
Net accretion/decretion of discount/premium	44.3	45.4	87.1
Future policy benefits, claims reserves, and interest credited	599.5	386.9	682.3
Provision for deferred income taxes	65.3	36.7	25.3
Net realized capital losses	28.1	245.5	1,267.6
Depreciation	3.4	10.4	56.7
Change in:
Accrued investment income	(23.3)	(11.4)	(37.5)
Reinsurance recoverable	74.0	79.3	88.8
Other receivable and assets accruals	(30.9)	130.9	(115.3)
Due to/from affiliates	(37.9)	7.9	(17.2)
Other payables and accruals	85.5	46.0	(120.3)
Other, net	(42.0)	(112.7)	(44.0)
Net cash provided by operating activities	986.9	1,149.3	766.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,340.3	5,864.2	9,039.7
Equity securities, available-for-sale	12.9	99.4	135.0
Mortgage loans on real estate	179.2	308.7	146.5
Limited partnerships/corporations	87.2	116.2	510.1
Acquisition of:
Fixed maturities	(7,383.5)	(6,215.4)	(11,593.4)
Equity securities, available-for-sale	(16.7)	(25.2)	(54.8)
Mortgage loans on real estate	(147.2)	(87.2)	(168.0)
Limited partnerships/corporations	(85.5)	(49.3)	(428.6)
Derivatives, net	(147.3)	(170.8)	52.6
Policy loans, net	1.7	13.1	5.6
Short-term investments, net	313.1	(492.7)	126.7
Loan-Dutch State obligation	134.7	124.8	-
Collateral received (delivered)	4.7	(4.4)	23.2
Sales (purchases) of fixed assets, net	-	13.5	(24.0)
Net cash used in investing activities	(706.4)	(505.1)	(2,229.4)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,022.2	$2,069.6	$3,836.4
Maturities and withdrawals from investment contracts	(2,309.7)	(2,123.6)	(2,312.2)
Short-term (repayment) loans to (from) affiliates	(16.9)	(300.2)	13.0
Short-term repayments of repurchase agreements, net	214.6	(615.2)	(123.1)
Dividends to parent	(203.0)	-	-
Contribution of capital	-	365.0	-
Net cash provided by (used in) financing activities	(292.8)	(604.4)	1,414.1
Net increase (decrease) in cash and cash equivalents	(12.3)	39.8	(48.8)
Cash and cash equivalents, beginning of period	243.3	203.5	252.3
Cash and cash equivalents, end of period	$231.0	$243.3	$203.5
Supplemental cash flow information:
Income taxes paid (received), net	$0.6	$13.7	$(44.1)
Interest paid	$-	$4.8	$23.6
Non-cash transfer Loan-Dutch State obligation	$-	$798.9	$-

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

The consolidated financial statements for the year ended December 31, 2010, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

Recently Adopted Accounting Standards

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (Accounting Standards CodificationTM (“ASC”) Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required to also disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults, and significant purchases and sales of financing receivables disaggregated by portfolio segment.

In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20.

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments footnote to the consolidated financial statements, as well as the Reinsurance section below, except for the disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, and the disclosures about troubled debt restructurings.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, and are included in the Financial Instruments footnote to the consolidated financial statements, except for the disclosures related to the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

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

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the years ended December 31, 2010, 2009, or 2008, as there were no decreases in ownership of a subsidiary during those periods.

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

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous accounting principles generally accepted in the United States (“US GAAP”). The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009.  In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that a Securities and Exchange Commission (“SEC”) filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under U.S. auditing standards. The disclosure provisions included in ASC Topic 855, as amended, are presented in the Organization and Significant Accounting Policies footnote to these consolidated financial statements.

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

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation.

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

Accounting Policy Change

During the fourth quarter of 2010, the Company concluded that it should change its accounting for realized capital gains (losses) and unrealized capital gains (losses) on investments supporting experience-rated products.  The impact of this change in accounting policy on the Company’s financial statements is immaterial to all periods presented.  Therefore, this correction is reflected in the fourth quarter of 2010 (the period

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

in which the change was made).  Certain reclassifications, which increased (decreased) Realized gains (losses) and Interest credited and other benefits by $11.3 and $614.4 for the years ended December 31, 2009 and 2008, respectively, were made in connection with this change, and had no impact on net income.  This change in accounting policy has no impact on individual customer account values and no impact on credited rates for experience-rated products.

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

Investments

All of the Company’s fixed maturities, except those accounted for using the fair value option, and equity securities are currently designated as available-for-sale.  Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Shareholder’s equity, after adjustment, if any, for related changes in DAC, value of business acquired (“VOBA”), and deferred income taxes.  Fixed maturities accounted for using the fair value option are reported at fair value with changes in fair value recognized in the Statement of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs.

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets.

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

▪

Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values.  There were no material changes to the valuation methods or assumptions used to determine fair values during 2010, except for the Company’s use of commercial pricing services to value certain collateralized mortgage obligations (“CMO-Bs”) which commenced in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.

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

The following valuation methods and assumptions were used by the Company in estimating reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain US Treasury securities.  The fair values for marketable bonds without an active market, excluding subprime residential mortgage-backed securities, are obtained through several commercial pricing services, which provide the estimated fair values, and are classified as Level 2 assets.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes US and foreign corporate bonds, Asset-backed Securities (“ABS”), US agency and government guaranteed securities, Commercial Mortgage-backed Securities (“CMBS”), and Residential Mortgage-backed Securities (“RMBS”), including CMO-Bs.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2010, $73.3 and $13.2 billion of a total of $17.4 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing model.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offered Rates (“LIBOR”), or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

Product guarantees: The Company records product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  These derivatives are classified as Level 3 liabilities or assets. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by US GAAP.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.  As of December 31, 2010, the overall value of the derivative liability decreased.  This decrease was mainly due to an increase in interest rate levels, and also benefited from the change in credit spread of ING in relation to prior periods which decreased the derivative liability.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts.

The following investments are reported at values other than fair value on the Consolidated Balance Sheets, and therefore are not categorized in the fair value hierarchy:

Mortgage loans on real estate: Mortgage loans on real estate are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses).

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included in Borrowed money on the Consolidated Balance Sheets.  At December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $216.7. At December 31, 2009, there were no securities pledged in dollar rolls and repurchase agreement transactions.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $214.7 and $0.1, respectively at December 31, 2010 and 2009, and is included in Borrowed money on the Consolidated Balance Sheets. In addition to the purchase obligation at December 31, 2010, the Company did not have any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2010 and 2009, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at December 31, 2010.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2010 and 2009, the fair value of loaned securities was $651.7 and $339.5, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

Derivatives

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk.

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

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of the Company’s counterparties, there is a termination event should the Company’s long-term debt ratings drop below BBB+/Baa1.

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

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contract owners in the Consolidated Statements of Operations.

DAC and VOBA

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

Internal Replacements

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract.  Beginning January 1, 2007, these transactions are identified as internal replacements and are accounted for in accordance with US GAAP guidance for DAC related to modification or exchange of insurance contracts.

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

At December 31, 2010 and 2009, total accumulated depreciation and amortization was $102.6 and $99.5, respectively. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated or amortized. The Company’s property and equipment are depreciated using the following estimated useful lives.

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Credited interest rates vary by product and range from 0% to 7.8% for the years 2010, 2009, and 2008.  Reserves for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations.  Such assumptions generally vary by annuity type plan, year of issue, and policy duration.  For the years 2010, 2009, and 2008, reserve interest rates ranged from 4.5% to 6.0%.

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

Certain variable annuities offer guaranteed minimum death benefits (“GMDB”). The GMDB is accrued in the event the contract owner account value at death is below the guaranteed value and is included in reserves.

The Company’s domestic individual life insurance business was disposed of on October 1, 1998 pursuant to an indemnity reinsurance agreement. The Company includes an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals the Company’s total individual life reserves. Individual life reserves are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets.

Revenue Recognition

For most annuity contracts, charges assessed against contract owner funds for the cost of insurance, surrenders, expenses, and other fees are recorded as revenue as charges are assessed.  Other amounts received for these contracts are reflected as deposits and are not recorded as premiums or revenue.  When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected in both Premiums and Interest credited and other benefits to contract owners in the Consolidated Statements of Operations.

Premiums on the Consolidated Statements of Operations primarily represent amounts received for immediate annuities with life contingent payouts.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees.  Investment income and investment gains and losses generally accrue directly to such contract owners.  The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

▪	such separate accounts are legally recognized;
▪	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
▪	investments are directed by the contractholder; and
▪	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance agreement with a subsidiary of Lincoln National Corporation (“Lincoln”).  The Lincoln subsidiary established a trust to secure it obligations to the Company under the reinsurance transaction.  Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.3 billion and $2.4 billion at December 31, 2010 and 2009, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Income Taxes

ILIAC files a consolidated federal income tax return with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, and certain other subsidiaries of ING AIH. ILIAC is party to a federal tax allocation agreement with ING AIH and its subsidiaries that are part of the group whereby ING AIH charges its subsidiaries for federal taxes each

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

subsidiary would have incurred were it not a member of the consolidated group and credits each subsidiary for losses at the statutory federal tax rate.

2.                                    Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$-	$714.4
U.S. government agencies and authorities	536.7	45.9	-	-	582.6
State, municipalities, and political subdivisions	145.9	5.0	10.2	-	140.7

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	-	1,354.7
Other corporate securities	5,522.7	389.5	33.8	0.3	5,878.1
Total U.S. corporate securities	6,815.0	462.2	44.1	0.3	7,232.8

Foreign securities(1):
Government	446.3	39.6	5.0	-	480.9
Other	4,089.5	240.5	37.3	0.1	4,292.6
Total foreign securities	4,535.8	280.1	42.3	0.1	4,773.5

Residential mortgage-backed securities	2,116.0	296.9	28.7	28.8	2,355.4
Commercial mortgage-backed securities	1,005.6	54.2	15.7	14.5	1,029.6
Other asset-backed securities	615.3	16.2	27.0	15.7	588.8

Total fixed maturities, including securities pledged	16,487.3	1,165.2	175.3	59.4	17,417.8
Less: securities pledged	936.5	35.0	9.3	-	962.2
Total fixed maturities	15,550.8	1,130.2	166.0	59.4	16,455.6
Equity securities	186.7	24.3	-	-	211.0
Total investments	$15,737.5	$1,154.5	$166.0	$59.4	$16,666.6

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities were as follows as of December 31, 2009.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital		Fair
	Cost	Gains	Losses	OTTI(2)	Value
Fixed maturities:
U.S. Treasuries	$1,897.2	$3.0	$38.3	$-	$1,861.9
U.S. government agencies and authorities	632.5	41.1	-	-	673.6
State, municipalities, and political subdivisions	112.5	2.5	7.8	-	107.2

U.S. corporate securities:
Public utilities	1,138.7	40.8	14.3	-	1,165.2
Other corporate securities	4,366.5	267.4	63.2	0.6	4,570.1
Total U.S. corporate securities	5,505.2	308.2	77.5	0.6	5,735.3

Foreign securities(1):
Government	343.0	29.2	8.7	-	363.5
Other	2,922.5	129.0	56.6	0.1	2,994.8
Total foreign securities	3,265.5	158.2	65.3	0.1	3,358.3

Residential mortgage-backed securities	1,870.4	268.3	111.9	16.8	2,010.0
Commercial mortgage-backed securities	1,535.0	10.4	214.3	-	1,331.1
Other asset-backed securities	657.4	9.8	106.3	29.2	531.7

Total fixed maturities, including securities pledged	15,475.7	801.5	621.4	46.7	15,609.1
Less: securities pledged	483.7	4.3	18.2	-	469.8
Total fixed maturities	14,992.0	797.2	603.2	46.7	15,139.3
Equity securities	175.1	13.4	0.6	-	187.9
Total investments	$15,167.1	$810.6	$603.8	$46.7	$15,327.2

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

At December 31, 2010 and 2009, net unrealized gains were $954.8 and $146.2, respectively, on total fixed maturities, including securities pledged to creditors, and equity securities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of December 31, 2010, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$269.4	$285.7
After one year through five years	4,316.0	4,606.4
After five years through ten years	4,376.8	4,635.0
After ten years	3,788.2	3,916.9
Mortgage-backed securities	3,121.6	3,385.0
Other asset-backed securities	615.3	588.8
Fixed maturities, including securities pledged	$16,487.3	$17,417.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2010 and 2009.

At December 31, 2010 and 2009, fixed maturities with fair values of $13.4 and $12.9, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At December 31, 2010 and 2009, approximately 36.5% and 29.4%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Transfer of Alt-A RMBS Participation Interest

On January 26, 2009, ING  announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A residential mortgage-backed securities (“Alt-A RMBS”).  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING Insurance US with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Dutch State will participate in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.6 and $0.1 at December 31, 2010 and 2009, respectively, is included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Consolidated Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of December 31, 2010 and 2009.

	2010				2009
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$72.4	30.8%	$12.2	5.2%	$105.5	15.7%	$18.5	2.8%
More than six months and twelve months or less below amortized cost	1.8	0.8%	0.2	0.1%	44.0	6.6%	37.9	5.7%
More than twelve months below amortized cost	79.8	34.0%	68.3	29.1%	300.8	45.0%	161.4	24.2%
Total unrealized capital loss	$154.0	65.6%	$80.7	34.4%	$450.3	67.3%	$217.8	32.7%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of December 31, 2010 and 2009.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
2010	Cost	Cost	Cost	Losses
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	-	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	801.4	$3,750.4

2009
Interest rate or spread widening	$75.8	$35.3	$78.5	$189.6
Mortgage and other asset-backed securities	48.2	46.6	383.7	478.5
Total unrealized capital losses	$124.0	$81.9	$462.2	$668.1
Fair value	$2,896.6	$212.6	$2,122.0	$5,231.2

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of December 31, 2010 and 2009.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2010
U.S. Treasuries	$475.6	$7.3	$-	$-	$-	$-	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	-	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	-	-	-	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	-	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

2009
U.S. Treasuries	$1,002.2	$38.3	$-	$-	$-	$-	$1,002.2	$38.3
U.S. corporate, state, and municipalities	1,097.0	22.7	86.1	14.9	381.2	48.3	1,564.3	85.9
Foreign	528.6	14.8	40.0	20.4	301.8	30.2	870.4	65.4
Residential mortgage-backed	135.9	45.4	47.7	4.2	420.1	79.1	603.7	128.7
Commercial mortgage-backed	105.8	1.2	27.2	35.7	757.1	177.4	890.1	214.3
Other asset-backed	27.1	1.6	11.6	6.7	261.8	127.2	300.5	135.5
Total	$2,896.6	$124.0	$212.6	$81.9	$2,122.0	$462.2	$5,231.2	$668.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.4% of the average book value as of December 31, 2010.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

2009
Six months or less below amortized cost	$3,646.9	$184.9	$168.0	$60.7	377	98
More than six months and twelve months or less below amortized cost	734.5	247.0	40.2	124.3	120	48
More than twelve months below amortized cost	425.9	660.1	28.2	246.7	90	129
Total	$4,807.3	$1,092.0	$236.4	$431.7	587	275

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2010 and 2009.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2010
U.S. Treasuries	$482.9	$-	$7.3	$-	3	-
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

2009
U.S. Treasuries	$1,040.5	$-	$38.3	$-	9	-
U.S. corporate, state and municipalities	1,532.2	118.0	53.5	32.4	256	23
Foreign	830.0	105.8	31.7	33.7	111	22
Residential mortgage-backed	511.7	220.7	55.1	73.6	115	109
Commercial mortgage-backed	732.4	372.0	49.3	165.0	59	39
Other asset-backed	160.5	275.5	8.5	127.0	37	82
Total	$4,807.3	$1,092.0	$236.4	$431.7	587	275

During the year ended December 31, 2010, unrealized capital losses on fixed maturities decreased by $433.4. Lower unrealized losses are due to declining yields and the overall tightening of credit spreads since the end of 2009, leading to the increased value of fixed maturities.

At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.  At December 31, 2009, the Company held 8 fixed maturities with unrealized capital losses in excess of $10.0.  The unrealized capital losses on these fixed maturities equaled $118.2, or 17.7% of the total unrealized capital losses, as of December 31, 2009.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following tables identify the Company’s credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$156.0	15	$-	-
Public utilities	1.3	5	-	-	-	-
Other U.S. corporate	5.3	19	47.8	57	283.2	233
Foreign(1)	42.4	20	50.6	42	108.9	94
Residential mortgage-backed	14.8	53	31.6	69	349.3	194
Commercial mortgage-backed	20.5	8	17.7	11	220.8	29
Other asset-backed	58.5	42	43.4	32	24.8	35
Limited partnerships	1.6	4	17.6	17	6.6	6
Equity securities	-	1	19.5	9	55.1	17
Mortgage loans on real estate	1.0	1	10.3	4	3.8	1
Total	$147.1	154	$394.5	256	$1,052.5	609
(1) Primarily U.S. dollar denominated.

The above tables include $48.4, $112.2, and $235.8 for the years ended December 31, 2010, 2009, and 2008, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $98.7, $282.3, and $816.7, in write-downs for the years ended December 31, 2010, 2009, and 2008, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$1.7	1	$156.0	15	$-	-
Public utilities	1.4	5	-	-	-	-
Other U.S. corporate	5.3	19	35.9	42	204.5	180
Foreign(1)	28.5	15	48.7	41	81.3	78
Residential mortgage-backed	8.6	18	2.4	1	291.8	128
Commercial mortgage-backed	16.2	6	17.7	11	220.8	29
Other asset-backed	37.0	26	21.6	10	18.3	14
Total	$98.7	90	$282.3	120	$816.7	429

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

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the years ended December 31, 2010 and 2009.

	2010		2009
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Commercial mortgage-backed	$14.9	2	$-	-
Residential mortgage-backed	18.2	24	10.9	18
Other asset-backed	19.0	15	28.1	13
Total	$52.1	41	$39.0	31

(1) Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of December 31, 2010, 2009, and 2008 was $2.0 billion, $3.0 billion, and $2.1 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2010 and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2010	2009
Balance at January 1	$46.0	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	25.1
Additional credit impairments:
On securities not previously impaired	12.0	13.6
On securities previously impaired	8.7	8.8
Reductions:
Securities sold, matured, prepaid or paid down	(7.5)	(1.5)
Balance at December 31	$59.2	$46.0

(1)   Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities	$1,182.4	$1,125.7	$1,019.3
Equity securities, available-for-sale	15.3	15.4	(13.2)
Mortgage loans on real estate	104.0	113.4	116.1
Real estate	-	6.6	9.0
Policy loans	13.3	13.7	14.2
Short-term investments and cash equivalents	0.8	2.4	5.8
Other	68.0	4.7	(0.1)
Gross investment income	1,383.8	1,281.9	1,151.1
Less: investment expenses	41.5	39.8	80.1
Net investment income	$1,342.3	$1,242.1	$1,071.0

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities, available-for-sale, including net OTTI of $(144.5), $(347.1), and $(987.0) in 2010, 2009, and 2008, respectively	$38.7	$(15.1)	$(1,068.9)
Fixed maturities, at fair value using the fair value option	(39.2)	57.0	6.0
Equity securities, available-for-sale, including net OTTI of $0.0, $(19.5), and $(55.1) in 2010, 2009, and 2008, respectively	4.1	(2.9)	(81.0)
Derivatives	(36.6)	(267.6)	(105.0)
Other investments, including net OTTI of $(2.6), $(27.9), and $(10.4) in 2010, 2009, and 2008, respectively	4.9	(16.9)	(18.7)
Net realized capital losses	$(28.1)	$(245.5)	$(1,267.6)

After-tax net realized capital gains (losses)	$1.5	$(67.4)	$(1,151.9)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the periods ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Proceeds on sales	$5,312.9	$4,674.6	$8,426.5
Gross gains	213.6	228.5	120.0
Gross losses	27.8	87.4	234.4

3.                                    Financial Instruments

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$646.1	$68.3	$-	$714.4
U.S. government agencies and authorities	-	582.6	-	582.6
U.S. corporate, state and municipalities	-	7,362.3	11.2	7,373.5
Foreign	-	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	-	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	-	1,029.6	-	1,029.6
Other asset-backed securities	-	341.1	247.7	588.8
Equity securities, available-for-sale	183.3	-	27.7	211.0
Derivatives:
Interest rate contracts	3.5	223.3	-	226.8
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	6.7	-	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	-	-	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,299.1	$20,609.0	$572.8	$65,480.9

Liabilities:
Product guarantees	$-	$-	$3.0	$3.0
Fixed Indexed Annuities (“FIA”)	-	-	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	-	227.1
Foreign exchange contracts	-	38.5	-	38.5
Credit contracts	-	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)           Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2009
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$1,861.9	$-	$-	$1,861.9
U.S. government agencies and authorities	-	673.6	-	673.6
U.S. corporate, state and municipalities	-	5,842.5	-	5,842.5
Foreign	-	3,358.3	-	3,358.3
Residential mortgage-backed securities	-	772.1	1,237.9	2,010.0
Commercial mortgage-backed securities	-	1,331.1	-	1,331.1
Other asset-backed securities	-	342.9	188.8	531.7
Equity securities, available-for-sale	148.1	-	39.8	187.9
Derivatives:
Interest rate contracts	-	175.0	-	175.0
Credit contracts	-	0.2	-	0.2
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.0	1.8	-	1,129.8
Assets held in separate accounts	38,052.5	3,261.0	56.3	41,369.8
Total	$41,190.5	$15,758.5	$1,522.8	$58,471.8

Liabilities:
Product guarantees	$-	$-	$6.0	$6.0
Derivatives:
Interest rate contracts	-	234.9	-	234.9
Foreign exchange contracts	-	43.3	-	43.3
Credit contracts	-	5.2	48.3	53.5
Total	$-	$283.4	$54.3	$337.7

(1)   Level 3 net assets and liabilities accounted for 2.5% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 8.4%.

Transfers in and out of Level 1 and 2

Certain U.S. Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the year ended December 31, 2010, include U.S. Treasury strips of $60.6 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Consolidated Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments footnote. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2010, except for the Company’s use of commercial pricing services to value CMO-Bs which commenced in the first quarter of 2010. CMO-Bs were previously valued using an average of broker quotes when more than one broker quote is provided.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2010.

	December 31, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$-	$-		$-	$-	$11.2	$-	$11.2	$-
Foreign	-	0.1		0.6	2.7	8.0	-	11.4	-
Residential mortgage-backed securities	1,237.9	(23.6)		4.3	62.5	0.6	(1,029.2)	252.5	(26.3)
Other asset-backed securities	188.8	(59.4)		93.3	(20.2)	45.2	-	247.7	(59.3)
Total fixed maturities, including securities pledged	1,426.7	(82.9)		98.2	45.0	65.0	(1,029.2)	522.8	(85.6)

Equity securities, available for sale	39.8	(0.4)		0.6	13.8	-	(26.1)	27.7	-

Derivatives, net	(48.3)	0.3		-	34.4	-	-	(13.6)	1.8

Product guarantees	(6.0)	9.0	(1)	-	(6.0)	-	-	(3.0)	-

Fixed Indexed Annuities	-	0.3	(1)	-	(5.9)	-	-	(5.6)	-

Separate Accounts	56.3	5.8		-	(57.7)	17.9	-	22.3	1.0

(1)            This amount is included in Interest credited and other benefits to contract owners on the  Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(3) For financial instruments still held as of December 31. Amounts are included in Net investment income and Net realized capital losses on the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2009.

	December 31, 2009
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
Residential mortgage-backed securities	$1,942.6	$36.9		$149.6	$(408.7)	$-	$(482.5)	$1,237.9	$(7.5)
Other asset-backed securities	225.3	(0.7)		(11.9)	(23.9)	-	-	188.8	(18.6)
Total fixed maturities, including securities pledged	2,167.9	36.2		137.7	(432.6)	-	(482.5)	1,426.7	(26.1)

Equity securities, available for sale	-	(11.0)		5.3	1.0	44.5	-	39.8	-

Derivatives, net	(65.8)	6.8		-	2.9	-	7.8	(48.3)	6.6

Product guarantees	(220.0)	219.4	(1)	-	(5.4)	-	-	(6.0)	-

Separate Accounts	141.4	3.1		-	(73.6)	11.1	(25.7)	56.3	0.8

(1)    This amount is included in Interest credited and other benefits to contract owners on the  Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of December 31. Amounts are included in Net investment income and Net realized capital losses on the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the year ended December 31, 2010 in fixed maturities, including securities pledged, are primarily due to the Company’s use of commercial pricing services to value CMO-Bs. These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and have been classified as Level 2. The CMO-Bs had previously been valued by using the average of broker quotes when more than one broker quote is provided.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the year ended December 31, 2010 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2010 and 2009.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$16,964.4	$16,964.4	$15,375.5	$15,375.5
Fixed maturities, at fair value using the fair value option	453.4	453.4	233.6	233.6
Equity securities, available-for-sale	211.0	211.0	187.9	187.9
Mortgage loans on real estate	1,842.8	1,894.8	1,874.5	1,792.8
Loan-Dutch State obligation	539.4	518.7	674.1	645.5
Policy loans	253.0	253.0	254.7	254.7
Limited partnerships/corporations	463.5	463.5	426.2	426.2
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	1,128.8	1,129.8	1,129.8
Derivatives	234.2	234.2	175.2	175.2
Notes receivable from affiliates	175.0	177.0	175.0	169.6
Assets held in separate accounts	46,489.1	46,489.1	41,369.8	41,369.8
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,313.2	1,311.5	1,359.0	1,450.4
Without a fixed maturity	16,902.6	16,971.6	16,441.2	17,688.4
Product guarantees	3.0	3.0	6.0	6.0
Fixed Indexed Annuities	5.6	5.6	-	-
Derivatives	280.3	280.3	331.7	331.7

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

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments which are not carried at fair value on the Consolidated Balance Sheets, and therefore not categorized in the fair value hierarchy:

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

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are market risk-free rates augmented by credit spreads on current Company credit default swaps. The augmentation is present to account for non-performance risk. A margin for nonfinancial risks associated with the contracts is also included.

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contractholder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Total commercial mortgage loans	$1,844.1	$1,876.5
Collective valuation allowance	(1.3)	(2.0)
Total net commercial mortgage loans	$1,842.8	$1,874.5

As of December 31, 2010, all commercial mortgage loans are held-for-investment.  The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  All mortgage loans are evaluated by seasoned underwriters, including an appraisal of loan-specific credit quality, property characteristics, and market trends, and assigned a quality rating using the Company’s internally developed quality rating system. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  The changes in the valuation allowance were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Collective valuation allowance for losses, beginning of year(1)	$2.0	$-
Addition to / (release of) allowance for losses	(0.7)	2.0
Collective valuation allowance for losses, end of year	$1.3	$2.0

(1) Allowance was not recorded prior to 2009.

As indicators of credit quality, the commercial mortgage loan portfolio is the recorded investment, excluding collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at December 31, 2010 and 2009.

	2010(1)	2009(1)
Loan-to-Value Ratio:
0% - 50%	$536.4	$569.0
50% - 60%	564.6	562.9
60% - 70%	610.1	593.6
70% - 80%	113.9	130.4
80% - 90%	19.1	20.6
Total Commercial Mortgage Loans	$1,844.1	$1,876.5

(1) Balances do not include allowance for mortgage loan credit losses.

	2010(1)	2009(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,270.0	$1,233.9
1.25x - 1.5x	182.1	229.6
1.0x - 1.25x	191.8	152.6
Less than 1.0x	137.4	195.4
Mortgages secured by loans on land or construction loans	62.8	65.0
Total Commercial Mortgage Loans	$1,844.1	$1,876.5

(1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with 100% of commercial mortgages classified as performing.  The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due.  As of December 31, 2010, there were no commercial loans classified as delinquent.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current. At December 31, 2010, there were no commercial mortgage loans on nonaccrual status.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
	Carrying Value	Carrying Value
Impaired loans without valuation allowances	$9.5	$26.8

Unpaid principle balance of impaired loans	$12.0	$34.9

Derivative Financial Instruments

See the Organization and Significant Accounting Policies footnote for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives. In addition, the Company’s derivatives are generally not accounted for using hedge accounting treatment under US GAAP, as the Company has not historically sought hedge accounting treatment. The Company enters into the following derivatives:

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of December 31, 2010 and 2009.

	2010			2009
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting (1)
Interest rate contracts	7.2	$0.6	$-	-	$-	$-
Foreign exchange contracts	7.2	-	0.1	-	-	-
Derivatives: Non-Qualifying for hedge accounting (1)
Interest rate contracts	16,737.7	226.2	227.1	9,750.1	175.0	234.9
Foreign exchange contracts	233.0	0.7	38.4	199.5	-	43.3
Equity contracts	3.7	-	-	-	-	-
Credit contracts	641.4	6.7	14.7	243.9	0.2	53.5
Managed custody guarantees(2)	N/A	-	3.0	N/A	-	6.0
Embedded derivatives:
Within retail annuity products(2)	N/A	-	5.6	N/A	-	-
Total		$234.2	$288.9		$175.2	$337.7

N/A - Not applicable.

(1)           The fair values are reported in Derivatives or Other liabilities on the  Consolidated Balance Sheets.

(2)           The fair values are reported in Future policy benefits and claim reserves on the  Consolidated Balance Sheets.

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2010 and 2009.

	2010	2009
Derivatives: Non-Qualifying for hedge accounting (1)
Interest rate contracts	$(53.4)	$(178.8)
Foreign exchange contracts	7.4	(23.3)
Equity contracts	0.5	(49.0)
Credit contracts	8.9	(16.5)
Managed custody guarantees(2)	4.1	34.0
Embedded derivatives:
Within retail annuity products(2)	5.2	185.4
Total	$(27.3)	$(48.2)

(1)           Changes in value are included in Net realized capital losses on the  Consolidated Statements of Operations.

(2)           Changes in value are included in Interest credited and other benefits to contract owners on the Consolidated

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Associations, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2009, the fair value of credit default swaps of $0.2 and $53.5 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $625.6 and $84.4, respectively.

4.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Balance at January 1	$901.8	$865.5	$728.6
Deferrals of commissions and expenses	142.2	108.2	168.7
Amortization:
Amortization	(77.0)	(39.3)	(112.5)
Interest accrued at 5.5% to 7%	64.6	58.0	50.6
Net amortization included in Consolidated Statements of Operations	(12.4)	18.7	(61.9)
Change in unrealized capital gains/losses on available-for-sale securities	(8.6)	(90.6)	30.1
Balance at December 31	$1,023.0	$901.8	$865.5

The estimated amount of DAC amortization expense, net of interest, is $38.4, $57.8, $56.8, $55.5, and $55.3, for the years 2011, 2012, 2013, 2014, and 2015, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Balance at January 1	$991.5	$1,832.5	$1,253.2
Deferrals of commissions and expenses	23.6	40.4	33.3
Amortization:
Amortization	(8.7)	(170.5)	(144.2)
Interest accrued at 5.5% to 7%	74.3	72.2	77.2
Net amortization included in Consolidated Statements of Operations	65.6	(98.3)	(67.0)
Change in unrealized capital gains/losses on available-for-sale securities	(364.3)	(783.1)	613.0
Balance at December 31	$716.4	$991.5	$1,832.5

The estimated amount of VOBA amortization expense, net of interest, is $50.0, $72.3, $69.5, $64.2, and $61.2, for the years 2011, 2012, 2013, 2014, and 2015, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

5.                                    Capital Contributions, Dividends and Statutory Information

ILIAC’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC’s earned statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.

During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the years ended December 31, 2009 and 2008, ILIAC did not pay any dividends on its common stock to its Parent. On October 30, 2010, IFA paid a $60.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent. On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING America Insurance Holdings, Inc. (“ING AIH”), of which $365.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.  During 2008, ILIAC did not receive any cash capital contributions from Lion.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

On February 18, 2011, ILIAC received a $150.0 capital contribution from its Parent as part of the redistribution of currently existing capital within ING US Insurance Operations.

The State of Connecticut Insurance Department (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States.  Statutory net income (loss) was $66.0, $271.6, and $(428.4), for the years ended December 31, 2010, 2009, and 2008, respectively.  Statutory capital and surplus was $1.7 billion and $1.8 billion as of December 31, 2010 and 2009, respectively.  As specifically prescribed by statutory accounting practices, statutory surplus as of December 31, 2010 included the impact of the $150.0 capital contribution received by ILIAC from its Parent on February 18, 2011.

Effective December 31, 2009, the Company adopted Actuarial Guideline 43 – Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”) for its statutory basis of accounting.  The adoption of AG43 resulted in higher reserves than those calculated under previous standards by $97.9.  Where the application of AG43 produces higher reserves than the Company had otherwise established under previous standards, the Company may request permission from the Department to grade-in the impact of higher reserve over a three year period.  The Company elected this grade-in provision, as allowed under AG43 and as approved by the Department, which allows the Company to reflect the impact of adoption of $97.9 over a three year period.  The impact of the grade-in for the years ended December 31, 2010 and 2009 was a $23.0 and $32.6, respectively, increase in reserves and a corresponding decrease in statutory surplus.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting.  This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.  The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $68.9 and $51.1 as of December 31, 2010 and 2009, respectively.  This adoption had no impact on total liabilities or net income.

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

As of December 31, 2010, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.1 billion and $4.4, respectively. As of December 31, 2009, the separate account liability for guaranteed minimum benefits and the additional liability recognized related to minimum guarantees were $6.9 billion and $3.6, respectively.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2010 and 2009, was $6.1 billion and $6.9 billion, respectively.

7.                                    Income Taxes

Income taxes expense (benefit) consisted of the following for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Current tax expense (benefit):
Federal	$73.2	$27.5	$(121.8)
State	-	(0.9)	(18.1)
Total current tax expense (benefit)	73.2	26.6	(139.9)
Deferred tax expense:
Federal	67.6	23.0	31.6
Total deferred tax expense	67.6	23.0	31.6
Total income tax expense (benefit)	$140.8	$49.6	$(108.3)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Income (loss) before income taxes	$577.7	$403.5	$(1,138.5)
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	202.2	141.2	(398.5)
Tax effect of:
Dividend received deduction	(23.3)	(2.6)	(15.5)
IRS audit settlement	(26.8)	(0.1)	(10.1)
State audit settlement	-	(1.2)	(12.6)
State tax expense	0.6	0.1	1.3
Tax valuation allowance	(13.7)	(92.2)	333.0
Other	1.8	4.4	(5.9)
Income tax expense (benefit)	$140.8	$49.6	$(108.3)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2010 and 2009, are presented below.

	2010	2009
Deferred tax assets:
Insurance reserves	$187.1	$140.7
Investments	112.5	286.7
Postemployment benefits	83.7	73.5
Compensation	45.9	46.3
Other	22.1	9.5
Total gross assets before valuation allowance	451.3	556.7
Less: valuation allowance	(120.1)	(202.5)
Assets, net of valuation allowance	331.2	354.2
Deferred tax liabilities:
Net unrealized gain	(71.9)	(55.3)
Value of business acquired	(410.5)	(379.2)
Deferred policy acquisition costs	(315.7)	(270.9)
Total gross liabilities	(798.1)	(705.4)
Net deferred income tax liability	$(466.9)	$(351.2)

Net unrealized capital gains and losses are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At December 31, 2010 and 2009, the Company had a tax valuation allowance of $109.0 and $197.5, respectively, related to capital losses.  As of December 31, 2010 and 2009, the Company had full tax valuation allowances of $11.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

and $5.0, respectively, related to foreign tax credits, the benefit of which is uncertain.  The change in net unrealized capital gains (losses) includes an increase (decrease) in the tax valuation allowance of $(68.7), $(38.2), and $(6.4) for the years ended December 31, 2010, 2009, and 2008, respectively.

Tax Sharing Agreement

Under the intercompany tax sharing agreement, ILIAC has a payable to and a receivable from ING AIH of $49.3 and $23.9 for federal income taxes as of December 31, 2010 and 2009, respectively.

See Related Party Transactions footnote for more information.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of period	$12.8	$22.1
Additions for tax positions related to current year	-	0.9
Additions for tax positions related to prior years	36.2	3.5
Reductions for tax positions related to prior years	(25.8)	(13.3)
Reductions for settlements with taxing authorities	(0.2)	(0.4)
Balance at end of period	$23.0	$12.8

The Company had $0.0 and $24.8 of unrecognized tax benefits as of December 31, 2010 and 2009, respectively, which would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and income tax expense (benefit) on the Balance Sheet and the Statement of Operations, respectively. The Company had accrued interest of $0.0 and $3.3 as of December 31, 2010 and 2009, respectively. The decrease in accrued interest during the year ended December 31, 2010 is primarily related to the settlement of the 2004 through 2008 federal audits.

Tax Regulatory Matters

In September 2010, the Internal Revenue Service (“IRS”) completed its examination of the Company’s returns through tax year 2008.  The provision for the year ended December 31, 2010 reflected non-recurring favorable adjustments, resulting from a

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s positions.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2009 and 2010.  It is anticipated that the IRS audit of the 2009 tax year will be finalized within the next twelve months.  Upon finalization of the IRS examination, it is reasonably possible that the unrecognized tax benefits will decrease by up to $23.0.

8.                                    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan was amended and restated effective January 1, 2008. The Retirement Plan was amended on July 1, 2008, related to the admission of the employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter. Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $27.2, $22.3, and $14.0 for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

with the Company and certain other individuals who meet specified eligibility criteria.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. The Savings Plan was most recently amended effective January 1, 2011 to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $10.7, $8.9, and $10.3, for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Non-Qualified Retirement Plans

Through December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the “SERPs”). Benefit accruals under Aetna Financial Services SERPs ceased, effective as of December 31, 2001 and participants begin accruing benefits under ING North America SERPs.  Benefits under the SERPs are determined based on an eligible employee’s years of service and average annual compensation for the highest five years during the last ten years of employment.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2010 and 2009.

	2010	2009
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$90.2	$94.9
Interest cost	5.1	5.3
Benefits paid	(10.1)	(13.4)
Actuarial gain on obligation	11.6	3.4
Projected benefit obligation, December 31	$96.8	$90.2

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

Amounts recognized in the Consolidated Balance Sheets consist of:

	2010	2009
Accrued benefit cost	$(96.8)	$(90.2)
Accumulated other comprehensive income	30.0	21.1
Net amount recognized	$(66.8)	$(69.1)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2010 and 2009 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2010	2009
Discount rate at end of period	5.50%	6.00%
Rate of compensation increase	3.00%	1.50%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries (particularly the Citigroup Pension Discount Curve Liability Index), including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 5.5% was the appropriate discount rate as of December 31, 2010, to calculate the Company’s accrued benefit liability.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2010	2009	2008
Discount rate	6.00%	6.00%	6.50%
Rate of increase in compensation levels	3.00%	1.50%	4.20%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2010, 2009, and 2008, were as follows:

	2010	2009	2008
Interest cost	$5.1	$5.3	$5.2
Net actuarial loss recognized in the year	2.6	2.1	-
Unrecognized past service cost recognized in the year	0.1	0.1	-
The effect of any curtailment or settlement	-	0.1	0.5
Net periodic benefit cost	$7.8	$7.6	$5.7

Cash Flows

In 2011, the employer is expected to contribute $9.9 to the SERPs and Agents Non-Qualified Plan.  Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2011 through 2015, and thereafter through 2020, are estimated to be $9.9, $9.1, $7.9, $6.8, $5.5, and $28.4, respectively.

Stock Option and Share Plans

Through 2010, ING sponsored the ING Group Long-Term Equity Ownership Plan (“leo”), which provides employees of the Company who are selected by the ING Executive Board with options and/or performance shares.  The terms applicable to an award under leo are set out in an award agreement, which is signed by the participant when he or she accepts the award.

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

The Company was allocated from ING compensation expense for the leo options and performance shares of $3.4, $3.7, and $4.1, for the years ended December 31, 2010, 2009, and 2008, respectively.

For leo, the Company recognized tax benefits of $0.7, $0.1, and $0.7, in 2010, 2009, and 2008, respectively.

Commencing in 2011, ING introduced a new long-term equity and deferred bonus plan, the Long-Term Sustainable Performance Plan (“LSPP”).  The terms applicable to an award under the LSPP will be set out in a grant agreement which is signed by the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

participant when he or she accepts the award.  The LSPP will provide employees of the Company who are selected by the ING Executive Board with performance shares and will also require deferral of discretionary incentive bonus awards in excess of EU 100,000.  The performance shares awarded under the LSPP will be a contingent grant of ING ADR units and on settlement, the participant will have the right to either receive ING ADR units in kind or a cash amount equal to the closing price per ING share on the Euronent Amsterdam Stock Market on the settlement date times the number of vested ADR units, subject to achievement during the vesting period of performance targets based on return of equity and employee engagement. The excess bonus amount will be held in deferred ING ADR units or in a deferred cash account, or some combination thereof, depending on the total amount of the incentive bonus award, generally subject to vesting in three equal tranches over the three year period commencing on the date of incentive bonus payment.  Unlike the leo plan, no options on ING shares in the form of ADRs will be granted under the LSPP.  To vest in performance shares, deferred shares or deferred cash, an employee must generally be actively employed on the settlement date, although immediate full and partial vesting in the event of normal age or early retirement, death or disability, or termination due to redundancy or business divestiture will occur, similar to the vesting treatment in the leo plan.

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

▪

The ING 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. Effective January 1, 2006, the Company match equals 60% of a participant’s pre-tax deferral contribution, with a maximum of 6% of the participant’s eligible pay. A request for a determination letter on the qualified status of the ING 401(k) Plan for ILIAC Agents was filed with the IRS on January 1, 2008. A favorable determination letter was received dated January 5, 2011.

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

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2010, 2009, and 2008, were $11.9, $12.1, and $13.9, respectively.

9.                                    Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2010, 2009, and 2008, expenses were incurred in the amounts of $23.7, $35.9, and $58.4, respectively.

▪

Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2010, 2009, and 2008, expenses were incurred in the amounts of $209.7, $140.2, and $175.3, respectively.

▪

Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2010, 2009, and 2008, net expenses related to the agreement were incurred in the amount of $53.3, $26.3, and $19.6, respectively.

▪

Service agreement with ING Institutional Plan Services, LLC (“IIPS”) effective November 30, 2008 pursuant to which IIPS provides recordkeeper services to certain benefit plan clients of ILIAC. For the years ended December 31, 2010 and 2009, net expenses related to the agreement were incurred in the amount of $6.4 and $4.9, respectively. An immaterial amount was incurred for the year ended December 31, 2008.

▪

Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. For the year ended December 31, 2010, revenue under the IIM intercompany agreement was $24.1.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.  Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly-owned subsidiary of its Parent.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪

Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL serves as the principal underwriter for variable insurance products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2010, 2009, and 2008, commissions were collected in the amount of $220.0, $275.3, and $622.5. Such commissions are, in turn, paid to broker-dealers.

▪

Intercompany agreements with each of ING USA, IIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the “Contracting Party”) pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contacting Party. For the year ended December 31, 2010, expenses were incurred under these intercompany agreements in the aggregate amount of $204.5.

▪

Prior to January 1, 2010, DSL was a party to a service agreement with ING USA pursuant to which ING USA provided DSL with managerial and supervisory services in exchange for a fee. This service agreement was terminated as of January 1, 2010. For the years ended December 31, 2009 and 2008, expenses were incurred under this service agreement in the amount of $123.2 and $139.2, respectively.

▪

Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee. For the years ended December 31, 2010, 2009, and 2008, expenses were incurred under this service agreement in the amount of $3.3, $1.2, and $1.2, respectively.

▪

Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2010, 2009, and 2008, expenses were incurred in the amounts of $19.8, $12.5, and $14.9, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Investment Advisory and Other Fees

Effective January 1, 2007, ILIAC’s investment advisory agreement to serve as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”), was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $246.1, $212.3, and $255.2, (excludes fees paid to ING Investment Management Co.) in 2010, 2009, and 2008, respectively.

DSL has been retained by ING Investors Trust (“IIT”), an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to IIT. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of IIT. DSL earns a monthly fee based on a percentage of average daily net assets of IIT. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to IIT and is compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of ING Partners, Inc. (the “Fund”), an affiliate. DSL and the Fund have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for the Fund. The Fund pays DSL a monthly fee, net of sub advisory fees, which is based on a percentage of average daily net assets. For the years ended December 31, 2010, 2009, and 2008, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $314.3, $270.0, and $323.8, respectively. At December 31, 2010 and 2009, DSL had $25.1 and $25.3, respectively, receivable from IIT under the management agreement.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2011, either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the preceding December 31.  Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%.  Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company incurred an immaterial amount of interest expense for the years ended December 31, 2010 and 2009, and $0.2 for the year ended December 31, 2008, and earned interest income of $0.9, $1.0 and $4.8, for the years ended December 31, 2010, 2009, and 2008, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. At of December 31, 2010 and 2009, the Company had an outstanding receivable of $304.1 and $287.2, respectively, with ING AIH under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Note”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 Note from ING USA bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11.1 for each of the years ended December 31, 2010, 2009, and 2008.

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

Transfer of Registered Representatives

On January 1, 2011, IFA transferred a group of registered representatives and their related customer accounts to its broker-dealer affiliate, ING Financial Partners, Inc. and received $5.0 as consideration for the transfer.  Effective January 1, 2011, IFA will operate exclusively as a wholesale broker-dealer.

10.                            Financing Agreements

Revolving Note Facility

ILIAC maintains a $50.0 uncommitted, perpetual revolving note facility with the Bank of New York (“BONY”).  Interest on any of ILIAC’s borrowing accrues at an annual rate equal to a rate quoted by BONY to ILIAC for the borrowing.  Under this agreement,

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

ILIAC incurred no interest expense for the years ended December 31, 2010, 2009, and 2008.  At December 31, 2010 and 2009, ILIAC had no amounts outstanding under the revolving note facility.

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development (“DECD”) loaned ILIAC $9.9 (the “DECD Loan”) in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the “Windsor Property”). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds at the Windsor Property during that period.  On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation.

At both December 31, 2010 and 2009, the amount of the loan outstanding was $4.9 which was reflected in Notes payable on the Consolidated Balance Sheets.

Also see Financing Agreements in the Related Party Transactions footnote.

11.                            Reinsurance

At December 31, 2010, the Company had reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.  At December 31, 2010, the Company did not have any outstanding cessions under any reinsurance treaties with affiliated reinsurers.  The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash.  Under the agreement, the Lincoln subsidiary contractually assumed from the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners.  The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

The Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $11.5 and $11.6 were maintained for this contract as of December 31, 2010 and 2009, respectively.

Reinsurance ceded in force for life mortality risks were $17.4 billion and $18.6 billion at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, net receivables were comprised of the following:

	2010	2009
Claims recoverable from reinsurers	$2,356.0	$2,431.0
Payable for reinsurance premiums	-	(0.7)
Reinsured amounts due to reinsurers	0.4	(0.7)
Other	(0.5)	0.3
Total	$2,355.9	$2,429.9

Premiums and Interest credited and other benefits to contract owners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Deposits ceded under reinsurance	$154.6	$162.4	$174.4
Premiums ceded under reinsurance	0.3	0.3	0.3
Reinsurance recoveries	390.4	339.8	309.0

12.                            Commitments and Contingent Liabilities

Leases

Prior to December 31, 2008, the Company leased certain office space and certain equipment under various operating leases and paid substantially all expenses associated with its leased and subleased office properties. Any expenses not paid directly by the Company were paid for by an affiliate and allocated back to the Company.  However, as of December 31, 2008, all of the Company’s expenses for leased and subleased office properties will be paid for by an affiliate and allocated back to the Company, as all operating leases were terminated or consolidated by ING AIH during the fourth quarter of 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2010, 2009, and 2008, rent expense for leases was $4.0, $5.1, and $6.1, respectively.

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

At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $336.3, of which $144.0 was with related parties.  At December 31, 2009, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $305.1, of which $218.5 was with related parties.  During 2010 and 2009, $69.1 and $46.8, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2010, the Company held $4.7, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. As of December 31, 2009, the Company did not hold any cash collateral. In addition, as of December 31, 2010 and 2009, the Company delivered collateral of $93.8 and $130.3, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

Litigation

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/ arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry.  Some of these investigations and inquiries could result in regulatory action against the Company.  The potential outcome of such action is difficult to predict but could subject the Company or its affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, fines, and other financial liability.  It is not currently anticipated that the outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

13.                            Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of December 31, 2010, 2009, and 2008.

	2010	2009	2008
Net unrealized capital gains (losses):
Fixed maturities	$930.5	$133.4	$(1,315.5)
Equity securities, available-for-sale	24.3	12.8	(7.4)
Derivatives	0.5	-	-
DAC/VOBA adjustment on available-for-sale securities	(461.7)	(88.8)	650.9
Sales inducements adjustment on available-for-sale securities	(0.3)	0.2	2.4
Shadow premium deferral	(61.0)	-	-
Other investments	0.1	-	(0.3)
Unrealized capital gains (losses), before tax	432.4	57.6	(669.9)
Deferred income tax asset (liability)	(114.4)	(63.9)	205.8
Net unrealized capital gains (losses)	318.0	(6.3)	(464.1)
Pension and other post-employment benefits liability, net of tax	(13.5)	(8.7)	(18.0)
Accumulated other comprehensive income (loss)	$304.5	$(15.0)	$(482.1)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains (losses) on securities, including securities pledged and noncredit impairments, reported net of DAC, VOBA, and income tax, were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Fixed maturities	$797.1	$1,448.9	$(1,267.4)
Equity securities, available-for-sale	11.5	20.2	(13.7)
Derivatives	0.5	-	-
DAC/VOBA adjustment on available-for-sale securities	(372.9)	(739.7)	643.1
Sales inducements adjustment on available-for-sale securities	(0.5)	(2.2)	2.2
Shadow premium deferral	(61.0)	-	-
Other investments	0.1	0.3	0.4
Unrealized capital gains (losses), before tax	374.8	727.5	(635.4)
Deferred income tax asset (liability)	(119.2)	(230.7)	193.7
Net change in unrealized capital gains (losses)	$255.6	$496.8	$(441.7)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Net unrealized capital holding gains arising during the period(1)	$284.8	$513.0	$(1,192.0)
Less: reclassification adjustment for gains and other items included in Net income (loss)(2)	29.2	16.2	(750.3)
Net change in unrealized capital gains on securities	$255.6	$496.8	$(441.7)

(1) Pretax unrealized capital holding gains (losses) arising during the year were $417.6, $751.2, and $(1,714.8), for the years ended December 31, 2010, 2009, and 2008, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $42.8, $23.7, and $(1,079.4), for the years ended December 31, 2010, 2009, and 2008, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2010	First	Second	Third	Fourth
Total revenue	$520.6	$542.4	$549.5	$613.5
Income before income taxes	104.9	78.4	127.2	267.2
Income tax expense (benefit)	14.0	34.7	(8.8)	100.9
Net income	$90.9	$43.7	$136.0	$166.3

2009	First	Second	Third	Fourth
Total revenue	$588.9	$261.1	$518.5	$502.2
Income before income taxes	36.3	7.4	217.4	142.4
Income tax expense (benefit)	(4.0)	(89.6)	72.8	70.4
Net income	$40.3	$97.0	$144.6	$72.0

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment, management has used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Title IX, Section 989G of the Dodd-Frank Act, which provides non-accelerated filers such as the Company with an exemption from Section 404(b) of the Sarbanes-Oxley Act, the provision that otherwise requires an issuer to provide an attestation report by its registered public accounting firm on management’s assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

b)           Designation of Board Financial Expert

The Company has designated Ewout L. Steenbergen, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002.  Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

Item 13.                 Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.                 Principal Accounting Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2010 and 2009, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ILIAC.  ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary.  Ernst & Young fees allocated to the Company for the years ended December 31, 2010 and 2009 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2010	2009
Audit fees	$1.2	$1.6
Audit-related fees	0.2	0.7
Tax fees	0.1	0.1
All other fees	0.1	-	*
	$1.6	$2.4
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

Tax Fees

There were minimal tax fees allocated to ILIAC in 2010 and 2009.  Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2010 and 2009 under the category “all other fees.”  Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of advisory services.

Pre-approval Policies and Procedures

ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit services provided to the Company by ING’s independent auditors are included in the total amounts for ING and pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services, and (5) prohibited services (as described in the Sarbanes-Oxley Act).

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

In 2010 and 2009, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)                   The following documents are filed as part of this report:

1.            Financial statements. See Item 8. on page 109.

2.            Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 193.

3.            Exhibits.  See Exhibit Index on page 198.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2011.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/   Ernst & Young LLP

Atlanta, Georgia

March 31, 2011

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments — Other than Investments in Affiliates

As of December 31, 2010

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities
U.S. Treasuries	$717.0	$714.4	$714.4
U.S. government agencies and authorities	536.7	582.6	582.6
State, municipalities, and political subdivisions	145.9	140.7	140.7
Public utilities securities	1,292.3	1,354.7	1,354.7
Other U.S. corporate securities	5,522.7	5,878.1	5,878.1
Foreign securities (1)	4,535.8	4,773.5	4,773.5
Residential mortgage-backed securities	2,116.0	2,355.4	2,355.4
Commercial mortgage-backed securities	1,005.6	1,029.6	1,029.6
Other asset-backed securities	615.3	588.8	588.8
Total fixed maturities, including securities pledgedto creditors	$16,487.3	$17,417.8	$17,417.8

Equity securities, available-for-sale	$186.7	$211.0	$211.0

Mortgage loans on real estate	$1,842.8	$1,894.8	$1,842.8
Policy loans	253.0	253.0	253.0
Loan-Dutch State obligation	539.4	518.7	539.4
Short-term investments	222.4	222.4	222.4
Limited partnerships/corporations	463.5	463.5	463.5
Derivatives	74.2	234.2	234.2
Total investments	$20,069.3	$21,215.4	$21,184.1

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2010, 2009, and 2008

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2010
Life insurance in force	$16,817.0	$17,364.7	$547.7	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	67.3	-	-	67.3
Total premiums	$67.6	$0.3	$-	$67.3

Year Ended December 31, 2009
Life insurance in force	$18,153.2	$18,632.6	$479.4	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	34.9	-	0.1	35.0
Total premiums	$35.2	$0.3	$0.1	$35.0

Year Ended December 31, 2008
Life insurance in force	$19,086.0	$19,603.2	$517.2	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	46.7	-	0.2	46.9
Total premiums	$47.0	$0.3	$0.2	$46.9

* Not meaningful.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2011
(Date)	ING Life Insurance and Annuity Company
(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 23, 2011.

Signatures		Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Lynne R. Ford	Director
Lynne R. Ford

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Catherine H. Smith	Director and President
Catherine H. Smith

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING LIFE INSURANCE AND ANNUITY COMPANY

FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

3.2

Amended and Restated ING Life Insurance and Annuity Company By-Laws, effective October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).

4.1

Single Premium Deferred Modified Guaranteed Annuity Contract (IU-IA-3096) - Incorporated herein by reference to Initial Registration Statement on Form S-1 for ING Life Insurance and Annuity Company as filed with the SEC on September 25, 2009 (File No. 333-162140).

4.2

IRA Endorsement (IU-RA-4021) and Roth IRA Endorsement (IU-RA-4022) - Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 for ING Life Insurance and Annuity Company, as filed with the SEC on December 31, 2009 (333-162140).

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.

10.1	Real Estate Services Agreement, dated as of December 13, 2000, between Aetna Inc. and ILIAC, incorporated by reference to the Company’s Form 10-K filed on March 30, 2001 (File No. 33-23376).

10.2

Tax Sharing Agreement between ILIAC, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.3

Investment Advisory Agreement between ILIAC and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.4

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

10.7	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

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

10.10

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

10.13

Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-22376).

10.14

First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-23376).

10.15

Second Amendment, dated October 13, 2006, to the Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on April 2, 2007 (File No. 033-23376).

10.16

Agreement A1A document A111-1997 Standard Form of Agreement between Owner and Contractor, as modified, dated September 6, 2006 between Northfield Windsor LLC and John Moriarty & Associates, Inc., incorporated by reference to the Company’s Form 8-K filed on September 11, 2006 (File/Film No. 033-23376/061083829).

10.17

Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.18

Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company, and ING Financial Advisors, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.19

Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ILIAC and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.20

Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ILIAC and affiliated insurance companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.21

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.22

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.23

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

10.32

Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ILIAC and affiliated companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2009 (File No. 033-23376).

10.33

Amendment Number 3, effective January 1, 2009, to Investment Advisory Agreement, between ILIAC and ING Investment Management LLC., incorporated by reference to the Company’s Form 10-K/A filed on April 5, 2010 (File No. 033-23376).

10.34

ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Groep N.V. and ING Support Holding B.V., incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.35

Deed of Assignment of Receivables, dated March 31, 2009, among ILIAC, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.36+	Amendment, dated as of November 26, 2010, to ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Support Holding B.V. and ING Groep N.V.

10.37+

Amendment to terminate as of January 1, 2010, a Services Agreement, effective January 1, 1994, as amended effective March 7, 1995 and July 7, 2007, between ING USA Annuity and Life Insurance Company and Directed Services LLC.

10.38+	Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC.

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Catherine H. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Catherine H. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+Filed herewith.