Form 10-Q
period 2011-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2011-05-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:   333-133157, 333-133158, 333-130833, 333-130827, 333-158492, 333-162420, 333-166370

ING LIFE INSURANCE AND ANNUITY COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	71-0294708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Orange Way
Windsor, Connecticut	06095-4774
(Address of principal executive offices)	(Zip Code)

(860) 580-4646

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒       No    ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 6, 2011, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended March 31, 2011

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010

Revenues:
Net investment income	$343.0	$293.6
Fee income	157.0	141.1
Premiums	9.5	8.1
Broker-dealer commission revenue	58.5	58.6
Net realized capital gains:
Total other-than-temporary impairment losses	(21.8)	(34.9)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	1.6	7.7
Net other-than-temporary impairments recognized in earnings	(20.2)	(27.2)
Other net realized capital gains	36.3	40.5
Total net realized capital gains	16.1	13.3
Other income	9.9	5.9
Total revenue	594.0	520.6
Benefits and expenses:
Interest credited and other benefits to contract owners	172.6	172.5
Operating expenses	138.1	165.5
Broker-dealer commission expense	58.5	58.6
Net amortization of deferred policy acquisition costs and value of business acquired	53.1	18.3
Interest expense	0.7	0.8
Other expense	0.1	—
Total benefits and expenses	423.1	415.7
Income before income taxes	170.9	104.9
Income tax expense	84.2	14.0
Net income	$86.7	$90.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $15,057.1 at 2011 and $15,097.4 at 2010)	$15,930.3	$16,002.2
Fixed maturities, at fair value using the fair value option	478.6	453.4
Equity securities, available-for-sale, at fair value (cost of $184.7 at 2011 and $186.7 at 2010)	207.3	211.0
Short-term investments	204.4	222.4
Mortgage loans on real estate	1,964.9	1,842.8
Loan - Dutch State obligation	507.2	539.4
Policy loans	249.2	253.0
Limited partnerships/corporations	477.4	463.5
Derivatives	222.1	234.2
Securities pledged (amortized cost of $754.3 at 2011 and $936.5 at 2010)	780.1	962.2
Total investments	21,021.5	21,184.1
Cash and cash equivalents	247.8	231.0
Short-term investments under securities loan agreement, including collateral delivered	578.5	675.4
Accrued investment income	258.6	240.5
Receivable for securities sold	56.1	5.6
Reinsurance recoverable	2,333.8	2,355.9
Deferred policy acquisition costs	1,033.4	1,023.0
Value of business acquired	706.9	716.4
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	646.8	304.1
Due from affiliates	47.2	48.3
Property and equipment	86.5	87.4
Other assets	110.6	128.2
Assets held in separate accounts	48,900.8	46,489.1
Total assets	$76,203.5	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$21,560.5	$21,491.6
Payable for securities purchased	62.6	33.3
Payables under securities loan agreement, including collateral held	583.6	680.1
Borrowed money	122.6	214.7
Notes payable	4.9	4.9
Due to affiliates	120.9	121.2
Current income taxes	47.8	49.3
Deferred income taxes	482.5	466.9
Other liabilities	582.1	654.6
Liabilities related to separate accounts	48,900.8	46,489.1
Total liabilities	72,468.3	70,205.7

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,527.2	4,326.0
Accumulated other comprehensive income	293.5	304.5
Retained earnings (deficit)	(1,088.3)	(1,175.0)
Total shareholder’s equity	3,735.2	3,458.3
Total liabilities and shareholder’s equity	$76,203.5	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	—	—	—	90.9	90.9
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($112.7 pretax)	—	—	116.6	—	116.6
Change in other-than-temporary impairment losses recognized in other comprehensive income ($(2.4) pretax)	—	—	(1.6)	—	(1.6)
Total comprehensive income					205.9
Dividends paid	—	(203.0)	—	—	(203.0)
Employee share-based payments	—	0.3	—	—	0.3
Balance at March 31, 2010	$2.8	$4,325.5	$100.0	$(1,521.0)	$2,907.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3
Comprehensive income:
Net income	—	—	—	86.7	86.7
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($(14.0) pretax)	—	—	(14.0)	—	(14.0)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($5.3 pretax)	—	—	3.4	—	3.4
Pension and other post-employment benefits liability ($(0.6) pretax)			(0.4)		(0.4)
Total comprehensive income					75.7
Contribution received	—	201.0	—	—	201.0
Employee share-based payments	—	0.2	—	—	0.2
Balance at March 31, 2011	$2.8	$4,527.2	$293.5	$(1,088.3)	$3,735.2

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$197.1	$211.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,229.2	1,838.2
Equity securities, available-for-sale	8.1	5.8
Mortgage loans on real estate	31.8	66.0
Limited partnerships/corporations	19.3	12.6
Acquisition of:
Fixed maturities	(2,038.0)	(1,486.6)
Equity securities, available-for-sale	(2.9)	(13.3)
Mortgage loans on real estate	(154.0)	(24.9)
Limited partnerships/corporations	(12.2)	(13.1)
Derivatives, net	(11.1)	(50.8)
Policy loans, net	3.8	2.6
Short-term investments, net	17.8	243.1
Loan-Dutch State obligation	32.2	43.3
Collateral received	0.4	5.3
Net cash provided by investing activities	124.4	628.2

Cash Flows from Financing Activities:
Deposits received for investment contracts	587.6	429.3
Maturities and withdrawals from investment contracts	(658.5)	(866.0)
Short-term repayments from affiliates	(342.7)	(223.6)
Short-term repayments of repurchase agreements, net	(92.1)	—
Dividends to parent	—	(203.0)
Contribution of capital from parent	201.0	—
Net cash used in financing activities	(304.7)	(863.3)
Net decrease in cash and cash equivalents	16.8	(24.0)
Cash and cash equivalents, beginning of period	231.0	243.3
Cash and cash equivalents, end of period	$247.8	$219.3

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

The condensed consolidated financial statements for the three months ended March 31, 2011, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

The condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows, for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes as presented in the Company’s 2010 Annual Report on Form 10-K.  The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

The Company has one operating segment.

Recently Adopted Accounting Standards

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-15, “Financial Services - Insurance (Accounting Standards CodificationTM (“ASC”) Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

The provisions of ASU 2010-15 were adopted by the Company on January 1, 2011.  The Company determined that there were no effects on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company under ASC Topic 944.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity is required also to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments footnote to these Condensed Consolidated Financial Statements, except for the disclosures about troubled debt restructurings.  The disclosures that include information for activity that occur during a reporting period, which are effective for periods beginning after December 15, 2010, were adopted by the Company on January 1, 2011 and are included in the Financial Instruments footnote to these Condensed Consolidated Financial Statements.  As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

•                              Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;

•                              Purchases, sales, issuances, and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;

•                              Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and

•                              Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments footnote to these Condensed Consolidated Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued ASU 2010-02 “Consolidations (ASC Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification,” (“ASU 2010-02”), which clarifies that the scope of the decrease in ownership provisions applies to the following:

•                              A subsidiary or group of assets that is a business or nonprofit activity;

•                              A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

•                              An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also notes that the decrease in ownership guidance does not apply to sales of in substance real estate and expands disclosure requirements.

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the periods ended

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

March 31, 2011 and December 31, 2010, as there were no decreases in ownership of a subsidiary during those periods.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

•                              Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE’s activities, and whether the entity has the obligation to absorb losses or the right to reserve benefits that could be significant to the VIE; and

•                              Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments footnote to these Condensed Consolidated Financial Statements.

Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the QSPE concept and requires a transferor of financial assets to:

•                              Consider the transferor’s continuing involvement in assets, limiting the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire asset to an entity that is not consolidated;

•                              Account for the transfer as a sale only if an entity transfers an entire financial asset and surrenders control, unless the transfer meets the conditions for a participating interest; and

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•                              Recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

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

New Accounting Pronouncements

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

•                  If a debtor does not have access to funds at a market rate for similar debt, the restructuring would be considered to be at a below-market rate;

•                  An increase in the contractual interest rate does not preclude the restructuring from being considered a concession, as the new rate could still be below the market interest rate;

•                  A restructuring that results in a delay in payment that is insignificant is not a concession;

•                  A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt without the modification to determine if the debtor is experiencing financial difficulties; and

•                  A creditor is precluded from using the effective interest rate test.

Also, ASU 2011-02 requires disclosure of the information in ASU 2010-20, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-02.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.                                      Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of March 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$728.1	$2.4	$23.1	$707.4	$—
U.S. government agencies and authorities	521.0	39.9	—	560.9	—
State, municipalities, and political subdivisions	107.6	0.1	9.9	97.8	—

U.S. corporate securities:
Public utilities	1,141.1	47.0	11.0	1,177.1	—
Other corporate securities	5,662.2	366.7	36.5	5,992.4	0.3
Total U.S. corporate securities	6,803.3	413.7	47.5	7,169.5	0.3

Foreign securities(1):
Government	341.6	23.0	4.3	360.3	—
Other	4,424.1	245.4	36.2	4,633.3	0.1
Total foreign securities	4,765.7	268.4	40.5	4,993.6	0.1

Residential mortgage-backed securities	1,824.8	284.9	46.2	2,063.5	28.8
Commercial mortgage-backed securities	960.5	74.6	10.3	1,024.8	14.4
Other asset-backed securities	579.0	16.4	23.9	571.5	10.5

Total fixed maturities, including securities pledged	16,290.0	1,100.4	201.4	17,189.0	54.1
Less: securities pledged	754.3	34.8	9.0	780.1	—
Total fixed maturities	15,535.7	1,065.6	192.4	16,408.9	54.1
Equity securities	184.7	22.6	—	207.3	—
Total investments	$15,720.4	$1,088.2	$192.4	$16,616.2	$54.1

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	1,354.7	—
Other corporate securities	5,522.7	389.5	34.1	5,878.1	0.3
Total U.S. corporate securities	6,815.0	462.2	44.4	7,232.8	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,487.3	1,165.2	234.7	17,417.8	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,550.8	1,130.2	225.4	16,455.6	59.4
Equity securities	186.7	24.3	—	211.0	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of March 31, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$280.4	$297.5
After one year through five years	3,874.9	4,141.3
After five years through ten years	4,525.1	4,761.5
After ten years	4,245.3	4,328.9
Mortgage-backed securities	2,785.3	3,088.3
Other asset-backed securities	579.0	571.5
Fixed maturities, including securities pledged	$16,290.0	$17,189.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2011 and December 31, 2010, approximately 39.8% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included in Borrowed money on the Condensed Consolidated Balance Sheets.  At March 31, 2011 and December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $120.4 and $216.7, respectively. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $122.4 and $214.6, respectively at March 31, 2011 and December 31, 2010, and is included as a liability on the Condensed Consolidated Balance Sheets. In addition to the purchase obligation at March 31, 2011, the Company did not have any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At March 31, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2011 and December 31, 2010, the fair value of loaned securities was $573.8 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations of $1.0 and $0.6 at March 31, 2011 and December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows as of March 31, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$97.3	48.3%	$12.7	6.3%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	6.0	3.0%	0.6	0.3%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	49.7	24.7%	35.1	17.4%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$153.0	76.0%	$48.4	24.0%	$154.0	65.6%	$80.7	34.4%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions as of March 31, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$100.4	$5.6	$15.0	$121.0
Mortgage and other asset-backed securities	9.6	1.0	69.8	80.4
Total unrealized capital losses	$110.0	$6.6	$84.8	$201.4
Fair value	$3,388.1	$152.3	$592.5	$4,132.9

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$564.1	$23.1	$—	$—	$—	$—	$564.1	$23.1
U.S. corporate, state, and municipalities	1,414.0	45.8	87.3	5.6	117.5	6.0	1,618.8	57.4
Foreign	970.0	31.5	2.8	—	100.2	9.0	1,073.0	40.5
Residential mortgage-backed	277.7	6.9	61.4	1.0	219.3	38.3	558.4	46.2
Commercial mortgage-backed	77.0	1.2	—	—	74.9	9.1	151.9	10.3
Other asset-backed	85.3	1.5	0.8	—	80.6	22.4	166.7	23.9
Total	$3,388.1	$110.0	$152.3	$6.6	$592.5	$84.8	$4,132.9	$201.4

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.5% of the average book value as of March 31, 2011.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$3,603.9	$59.4	$117.6	$17.1	499	21
More than six months and twelve months or less below amortized cost	239.5	—	15.2	—	77	1
More than twelve months below amortized cost	327.5	104.0	17.5	34.0	83	35
Total	$4,170.9	$163.4	$150.3	$51.1	659	57

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$587.2	$—	$23.1	$—	5	—
U.S. corporate, state and municipalities	1,638.6	37.6	46.2	11.2	233	5
Foreign	1,113.5	—	40.5	—	151	2
Residential mortgage-backed	524.0	80.6	24.5	21.7	148	36
Commercial mortgage-backed	162.2	—	10.3	—	19	—
Other asset-backed	145.4	45.2	5.7	18.2	103	14
Total	$4,170.9	$163.4	$150.3	$51.1	659	57

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

At March 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in Other-Than-Temporary Impairments (“OTTI”), which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets.

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

•                              Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

•          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

•                              Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	0.7	3
Other U.S. corporate	3.7	1	3.3	7
Foreign(1)	3.0	8	13.2	6
Residential mortgage-backed	0.3	6	1.2	16
Other asset-backed	13.2	38	6.1	14
Mortgage loans on real estate	—	—	1.0	1
Total	$20.2	53	$27.2	48

(1) Primarily U.S. dollar denominated.

The above tables include $2.7 and $15.6 for the three months ended March 31, 2011 and 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $17.5 and $11.6 in write-downs for the three months ended March 31, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$—		—	$1.7	1
Public utilities	—		—	0.7	3
Other U.S. corporate	3.7		1	3.0	6
Foreign(1)	1.1		4	6.2	3
Residential mortgage-backed	—	*	1	—	—
Other asset-backed	12.7		36	—	—
Total	$17.5		42	$11.6	13

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

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$1.6	5	$2.3	6
Other asset-backed	—	—	5.4	5
Total	$1.6	5	$7.7	11

(1) Primarily U.S. dollar denominated.

The fair value of fixed maturities with other-than-temporary impairments as of March 31, 2011 and 2010 was $1.9 billion and $2.2 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the three months ended March 31, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2011	2010
Balance at January 1	$59.2	$46.0
Additional credit impairments:
On securities not previously impaired	0.2	2.1
On securities previously impaired	0.1	1.2
Reductions:
Securities intent impairments	(3.3)	—
Securities sold, matured, prepaid or paid down	(3.9)	(0.2)
Balance at March 31	$52.3	$49.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on specific identification of securities. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Fixed maturities, available-for-sale	$31.4	$18.4
Fixed maturities, at fair value using the fair value option	(3.4)	2.1
Equity securities, available-for-sale	1.6	1.7
Derivatives	(16.5)	(11.5)
Other investments	3.0	2.6
Net realized capital gains	$16.1	$13.3

After-tax net realized capital gains (losses)	$(13.0)	$29.4

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Proceeds on sales	$2,068.8	$1,589.2
Gross gains	66.5	44.5
Gross losses	13.8	8.5

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

Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

•                              Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.

•                              Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

•                              Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$639.7	$67.7	$—	$707.4
U.S. government agencies and authorities	—	560.9	—	560.9
U.S. corporate, state and municipalities	—	7,253.4	13.9	7,267.3
Foreign	—	4,986.0	7.6	4,993.6
Residential mortgage-backed securities	—	1,951.0	112.5	2,063.5
Commercial mortgage-backed securities	—	1,024.8	—	1,024.8
Other asset-backed securities	—	519.5	52.0	571.5
Equity securities, available-for-sale	177.5	—	29.8	207.3
Derivatives:
Interest rate contracts	2.4	212.2	—	214.6
Credit contracts	—	7.5	—	7.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,030.7	—	—	1,030.7
Assets held in separate accounts	44,382.5	4,498.2	20.1	48,900.8
Product guarantees	—	—	2.0	2.0
Total	$46,232.8	$21,081.2	$237.9	$67,551.9

Liabilities:
Fixed Indexed Annuities	$—	$—	$8.4	$8.4
Derivatives:
Interest rate contracts	—	205.6	—	205.6
Foreign exchange contracts	—	46.1	—	46.1
Credit contracts	—	0.5	11.4	11.9
Total	$—	$252.2	$19.8	$272.0

(1)

Level 3 net assets and liabilities accounted for 0.3% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 1.1%.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$646.1	$68.3	$—	$714.4
U.S. government agencies and authorities	—	582.6	—	582.6
U.S. corporate, state and municipalities	—	7,362.3	11.2	7,373.5
Foreign	—	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	—	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	—	1,029.6	—	1,029.6
Other asset-backed securities	—	341.1	247.7	588.8
Equity securities, available-for-sale	183.3	—	27.7	211.0
Derivatives:
Interest rate contracts	3.5	223.3	—	226.8
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	6.7	—	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	—	—	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,299.1	$20,609.0	$572.8	$65,480.9

Liabilities:
Product guarantees	$—	$—	$3.0	$3.0
Fixed Indexed Annuities	—	—	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	—	227.1
Foreign exchange contracts	—	38.5	—	38.5
Credit contracts	—	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)

Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2011.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and all RMBS, including certain CMO and subprime RMBS assets.  The market

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

for subprime RMBS has been determined to be active, and as such, these securities are now included in Level 2 of the valuation hierarchy.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At March 31, 2011, $88.1 and $12.8 billion of a total of $17.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. If pricing from a vendor is not available, the fair values for certain CMO assets are determined by taking the average of broker quotes when more than one broker quote is provided.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other methods such as analytics or brokers and are classified as Level 3 assets.

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

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  All other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC Topic 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below, with particular attention addressed to the reserves for product guarantees due to the impact on the Company’s results of operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011
										Change in
	Fair Value	Total realized/unrealized			Purchases		Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and		in to	out of	as of	(losses) included
	January 1	Net income		OCI	issuances	Settlements	Level 3(2)	Level 3(2)	March 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$—		$—	$13.9	$—	$—	$(11.2)	$13.9	$—
Foreign	11.4	—		—	1.5	—	5.6	(10.9)	7.6	—
Residential mortgage-backed securities	252.5	(1.6)		1.9	4.2	(3.1)	70.6	(212.0)	112.5	(1.6)
Other asset-backed securities	247.7	(1.9)		4.0	—	(0.3)	1.5	(199.0)	52.0	(1.9)
Total fixed maturities, including securities pledged	522.8	(3.5)		5.9	19.6	(3.4)	77.7	(433.1)	186.0	(3.5)

Equity securities, available-for-sale	27.7	—		(0.3)	2.4	—	—	—	29.8	—

Derivatives, net	(13.6)	2.3		—	—	(0.1)	—	—	(11.4)	2.2

Product guarantees	(3.0)	6.3	(1)	—	(1.3)	—	—	—	2.0	—

Fixed Indexed Annuities	(5.6)	(0.4	)(1)	—	(2.4)	—	—	—	(8.4)	—

Separate Accounts	22.3	0.1		—	(0.6)	—	2.5	(4.2)	20.1	0.1

(1)

This amount is included in Interest credited and other benefits to contract owners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
				Purchases,				Change in
	Fair Value	Total realized/unrealized		issuances	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:		and	in to	out of	as of	(losses) included
	January 1	Net income	OCI	settlements	Level 3(2)	Level 3(2)	March 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$—	$—	$0.2	$37.4	$7.1	$—	$44.7	$—
Foreign	—	—	—	24.1	5.7	—	29.8	—
Residential mortgage-backed securities	1,237.9	(6.3)	1.0	10.2	0.8	(1,180.3)	63.3	(7.1)
Commercial mortgage-backed securities	—	—	—	—	5.7	—	5.7	—
Other asset-backed securities	188.8	(6.9)	19.7	(10.6)	52.3	—	243.3	(6.3)
Total fixed maturities, including securities pledged	1,426.7	(13.2)	20.9	61.1	71.6	(1,180.3)	386.8	(13.4)

Equity securities, available-for-sale	39.8	—	(0.2)	11.8	—	—	51.4	—

Derivatives, net	(48.3)	0.6	—	6.7	—	—	(41.0)	—

Product guarantees	(6.0)	15.1 (1)	—	(1.6)	—	—	7.5	—

Separate Accounts	56.3	6.4	—	(4.4)	45.8	—	104.1	2.7

(1)

This amount is included in Interest credited and other benefits to contract owners on the Condensed Consolidated Statements of Operations. All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the three months ended March 31, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three months ended March 31, 2011 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$16,710.4	$16,710.4	$16,964.4	$16,964.4
Fixed maturities, at fair value using the fair value option	478.6	478.6	453.4	453.4
Equity securities, available-for-sale	207.3	207.3	211.0	211.0
Mortgage loans on real estate	1,964.9	2,022.2	1,842.8	1,894.8
Loan-Dutch State obligation	507.2	480.8	539.4	518.7
Policy loans	249.2	249.2	253.0	253.0
Limited partnerships/corporations	477.4	507.6	463.5	493.8
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,030.7	1,030.7	1,128.8	1,128.8
Derivatives	222.1	222.1	234.2	234.2
Notes receivable from affiliates	175.0	180.4	175.0	177.0
Assets held in separate accounts	48,900.8	48,900.8	46,489.1	46,489.1
Product guarantees	2.0	2.0	—	—
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,287.4	1,309.7	1,313.2	1,311.5
Without a fixed maturity	17,016.4	17,399.7	16,902.6	16,971.6
Product guarantees	—	—	3.0	3.0
Fixed Indexed Annuities	8.4	8.4	5.6	5.6
Derivatives	263.6	263.6	280.3	280.3

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Condensed Consolidated Balance Sheets, and therefore not categorized in the fair value hierarchy:

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value as provided by the investee.

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

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are market risk-free rates augmented by credit spreads on current Company credit default swaps.  The augmentation is present to account for non-performance risk. A margin for non-financial risks associated with the contracts is also included.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at March 31, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$1,966.2	$1,844.1
Collective valuation allowance	(1.3)	(1.3)

Total net commercial mortgage loans	$1,964.9	$1,842.8

As of March 31, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at March 31, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$1.3	$2.0
Addition to / (release of) allowance for losses	—	(0.7)

Collective valuation allowance for losses, end of period	$1.3	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at March 31, 2011 and December 31, 2010.

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$557.7	$536.4
50% - 60%	604.3	564.6
60% - 70%	652.9	610.1
70% - 80%	132.7	113.9
80% - 90%	18.6	19.1
Total Commercial Mortgage Loans	$1,966.2	$1,844.1

(1)                Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,369.7	$1,270.0
1.25x - 1.5x	209.5	182.1
1.0x - 1.25x	188.9	191.8
Less than 1.0x	135.4	137.4
Mortgages secured by loans on land or construction loans	62.7	62.8
Total Commercial Mortgage Loans	$1,966.2	$1,844.1

(1)     Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. At March 31, 2011, there was one mortgage loan in the Company’s portfolio that was in arrears with respect to principal and interest.  At December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  The Company’s policy is to recognize interest income until a loan becomes 90 days

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of March 31, 2011 and December 31, 2010.

	2011	2010
	Carrying Value	Carrying Value

Impaired loans without valuation allowances	$9.4	$9.5

Unpaid principal balance of impaired loans	$11.9	$12.0

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure at March 31, 2011 and December 31, 2010.

	2011	2010

Impaired loans, average investment during the period	$9.5	$18.2
Interest income recognized on impaired loans, on an accrual basis	0.2	0.9
Interest income recognized on impaired loans, on a cash basis	0.2	1.0

As of March 31, 2011 and December 31, 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. It is the Company’s policy not to offset fair value

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives or Other liabilities, as appropriate, on the Condensed Consolidated Balance Sheets.  Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of the Company’s counterparties, there is a termination event should the Company’s financial strength ratings drop below BBB+/Baa1.

The Company also has investments in certain fixed maturity instruments, and has issued certain products with guarantees, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and benefits to contract owners in the Condensed Consolidated Statements of Operations.

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

Forwards: Certain forwards are acquired to hedge certain CMO assets held by the Company against movements in interest rates, particularly mortgage rates. On the settlement date, the Company will either receive a payment (interest rate drops on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate drops on sold forwards).

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

Embedded derivatives: The Company also has issued certain retail annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.

The notional amounts and fair values of derivatives were as follows as of March 31, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	1,000.0	$11.2	$—	7.2	$0.6	$—
Foreign exchange contracts	—	—	—	7.2	—	0.1
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	15,420.6	203.4	205.6	16,737.7	226.2	227.1
Foreign exchange contracts	240.2	—	46.1	233.0	0.7	38.4
Equity contracts	5.0	—	—	3.7	—	—
Credit contracts	668.7	7.5	11.9	641.4	6.7	14.7
Managed custody guarantees(2)	N/A	2.0	—	N/A	—	3.0
Embedded derivatives:
Within retail annuity products(2)	N/A	—	8.4	N/A	—	5.6
Total		$224.1	$272.0		$234.2	$288.9

N/A - Not applicable.
(1)	The fair values are reported in Derivatives or Other liabilities on the Condensed Consolidated Balance Sheets.
(2)	The fair values are reported in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets.

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	$(13.5)	$(20.1)
Foreign exchange contracts	(8.1)	7.4
Equity contracts	0.3	—
Credit contracts	4.8	1.2
Managed custody guarantees(2)	—	3.5
Embedded derivatives:
Within retail annuity products(2)	5.9	11.6
Total	$(10.6)	$3.6

(1)	Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contract owners on the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2011, the fair value of credit default swaps of $7.5 and $11.9 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $655.6 and $625.6, respectively.

4.                                      Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within DAC was as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Balance at January 1	$1,023.0	$901.8
Deferrals of commissions and expenses	37.5	35.6
Amortization:
Amortization	(44.5)	(18.2)
Interest accrued at 5.5% to 7%	17.5	15.9
Net amortization included in Condensed Consolidated Statements of Operations	(27.0)	(2.3)
Change in unrealized capital gains/losses on available-for-sale securities	(0.1)	(2.5)
Balance at March 31	$1,033.4	$932.6

Activity within VOBA was as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Balance at January 1	$716.4	$991.5
Deferrals of commissions and expenses	2.8	5.2
Amortization:
Amortization	(46.1)	(34.8)
Interest accrued at 5.5% to 7%	20.0	18.8
Net amortization included in Condensed Consolidated Statements of Operations	(26.1)	(16.0)
Change in unrealized capital gains/losses on available-for-sale securities	13.8	(86.3)
Balance at March 31	$706.9	$894.4

5.                                      Capital Contributions and Dividends

During the three months ended March 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the three months ended March 31, 2010, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the three months ended March 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.                                      Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 49.3% and 13.3%, respectively. The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended March 31,
	2011	2010
Statutory rate	35.0%	35.0%

Dividend received deduction	(1.7)%	(1.9)%
Valuation allowance	13.7%	(19.9)%
IRS audit adjustment	2.1%	—
Other	0.2%	0.1%
Effective rate at March 31	49.3%	13.3%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At March 31, 2011 and December 31, 2010, the Company had a tax valuation allowance of $138.0 and $109.0, respectively, related to realized and unrealized capital losses. As of March 31, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$23.0	$12.8
Additions for tax positions related to prior years	4.5	36.2
Reductions for tax positions related to prior years	—	(25.8)
Reductions for settlements with taxing authorities	(23.0)	(0.2)
Balance at end of period	$4.5	$23.0

The Company had no unrecognized tax benefits as of March 31, 2011 and December 31, 2010, which would affect the Company’s effective tax rate if recognized.

Tax Regulatory Matters

In March 2011, the Internal Revenue Service (“IRS”) completed its examination of the Company’s returns for tax year 2009. The 2009 settlement did not have a material impact on the Company’s financial position.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company is currently under audit by the Internal Revenue Service (“IRS”) and has agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2010 and 2011.  It is anticipated that the IRS audit of the 2010 tax year will be finalized within the next twelve months.  Upon finalization of the IRS examination, it is reasonably possible that the unrecognized tax benefits will decrease by up to $4.5.

7.                                      Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which became effective in June 2001 and based upon its renewal on April 1, 2011 expires on April 1, 2016, either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the preceding December 31.  Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%.  Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company did not incur any interest expense for the three months ended March 31, 2011 and 2010.  The Company earned interest income of $0.2 for the three months ended March 31, 2011 and 2010.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of March 31, 2011 and December 31, 2010, the Company had an outstanding receivable of $646.8 and $304.1, respectively, from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

At March 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $257.5, of which $137.1 was with related parties.  At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $336.3, of which $144.0 was with related parties.  During the three months ended March 31, 2011, $11.0 was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2011 and December 31, 2010, the Company held $5.0 and $4.7, of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.  In addition, as of March 31, 2011 and December 31, 2010, the Company delivered collateral of $85.9 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

9.                                      Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2011 and 2010.

	2011	2010
Net unrealized capital gains:
Fixed maturities	$899.0	$338.0
Equity securities, available-for-sale	22.6	15.9
Derivatives	10.9	—
DAC/VOBA adjustment on available-for-sale securities	(448.0)	(177.5)
Sales inducements adjustment on available-for-sale securities	(0.7)	—
Shadow loss recognition	(60.0)	(8.5)
Other investments	(0.1)	—
Unrealized capital gains, before tax	423.7	167.9
Deferred income tax liability	(140.4)	(59.7)
Deferred tax asset valuation allowance	24.1	0.5
Net unrealized capital gains	307.4	108.7
Pension and other post-employment benefits liability, net of tax	(13.9)	(8.7)
Accumulated other comprehensive income (loss)	$293.5	$100.0

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Fixed maturities	$(31.5)	$204.6
Equity securities, available-for-sale	(1.7)	3.1
Derivatives	10.4	—
DAC/VOBA adjustment on available-for-sale securities	13.7	(88.7)
Sales inducements adjustment on available-for-sale securities	(0.4)	(0.2)
Shadow loss recognition	1.0	(8.5)
Other investments	(0.2)	—
Unrealized capital gains (losses), before tax	(8.7)	110.3
Deferred income tax asset (liability)	3.7	(34.8)
Deferred tax asset valuation allowance	(5.6)	39.5
Net change in unrealized capital gains (losses)	$(10.6)	$115.0

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2011 and 2010.

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$14.0	$82.3
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(19.0)	(6.8)
Change in deferred tax asset valuation allowance	(5.6)	39.5

Net change in unrealized capital gains on securities	$(10.6)	$115.0

(1)	Pretax net unrealized capital holding gains arising during the period were $24.3 and $120.3 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Pretax reclassification adjustments for gains and other items included in Net income (loss) were $33.0 and $10.0 for the three months ended March 31, 2011 and 2010, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by specific identification of each security sold during the period.

Item 2.            Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2011 and 2010, and financial condition as of March 31, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

3.         Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission (“EC”) in connection with its review of ING Groep’s receipt of state aid from the State of the Netherlands (the “Dutch State”) could adversely affect the Company’s results of operations and financial condition.

4.         The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

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

11.       The Company may be required to establish an additional valuation allowance against the deferred income tax asset if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified based on new or revised accounting principles generally accepted in the United States (“US GAAP”) requirements.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

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

25.       Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability

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

The Company has one operating segment.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

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

The Company derives its revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on assets supporting fixed assets under management (“AUM”), mainly generated from annuity products with fixed investment options, and (c) certain other fees. The Company’s expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and value of business acquired (“VOBA”), (c) expenses related to the selling and servicing of the various products offered by the Company, and (d) other general business expenses.  In addition, the Company collects broker-dealer commissions through its subsidiaries, Directed Services LLC (“DSL”) and ING Financial Advisers, LLC (“IFA”), which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The U.S. economic environment has shown some improvement from the extreme volatility and disruption experienced throughout 2009, after substantial government intervention. Recent macroeconomic data suggest that the U.S. economy is growing at a moderate pace. In the final quarter of 2010, economic growth accelerated due to improvements in net exports, consumer spending, and residential housing, but imports declined. Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis. Underlying core inflation is low, but headline inflation has been rising due to higher energy and food prices.  The pace of expansion is moderate and on somewhat firmer footing than last year, but it is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies. The Federal Open Market Committee is committed to keeping the federal funds target rate low for an extended period until economic growth proves to be sustainable; however, the Federal Reserve is likely to complete its purchases of long-term Treasury securities by the end of second quarter of 2011.

Significant downside risks still remain for the U.S. and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term London Interbank Offered Rates and U.S. Treasury rates continued to show signs of recovery during 2011. Long-term U.S. Treasury rates decreased in the first quarter of 2011 as compared to the same period in 2010, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains. The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and that it will complete the planned $600 billion purchase of longer-term Treasury securities by the end of second quarter of 2011.

Results of Operations

The Company’s results of operations for the three months ended March 31, 2011, and changes therein, were primarily impacted by higher Net investment income, higher Fee income and lower Operating expenses, partially offset by an increase in Net amortization of DAC and VOBA and higher Income tax expense.

	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$343.0	$293.6	$49.4	16.8%
Fee income	157.0	141.1	15.9	11.3%
Premiums	9.5	8.1	1.4	17.3%
Broker-dealer commission revenue	58.5	58.6	(0.1)	(0.2)%
Net realized capital gains:
Total other-than-temporary impairment losses	(21.8)	(34.9)	13.1	37.5%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	1.6	7.7	(6.1)	(79.2)%
Net other-than-temporary impairments recognized in earnings	(20.2)	(27.2)	7.0	25.7%
Other net realized capital gains	36.3	40.5	(4.2)	(10.4)%
Total net realized capital gains	16.1	13.3	2.8	21.1%
Other income	9.9	5.9	4.0	67.8%
Total revenue	594.0	520.6	73.4	14.1%
Benefits and expenses:
Interest credited and other benefits to contract owners	172.6	172.5	0.1	0.1%
Operating expenses	138.1	165.5	(27.4)	(16.6)%
Broker-dealer commission expense	58.5	58.6	(0.1)	(0.2)%
Net amortization of deferred policy acquisition costs and value of business acquired	53.1	18.3	34.8	NM
Interest expense	0.7	0.8	(0.1)	(12.5)%
Other expense	0.1	—	0.1	NM
Total benefits and expenses	423.1	415.7	7.4	1.8%
Income before income taxes	170.9	104.9	66.0	62.9%
Income tax expense	84.2	14.0	70.2	NM
Net income	$86.7	$90.9	$(4.2)	(4.6)%
Effective tax rate	49.3%	13.3%

NM - Not meaningful.

Revenues

Total Revenues increased for the three months ended March 31, 2011 primarily due to higher Net investment income and Fee income.

The increase in Net investment income for the three months ended March 31, 2011 is mainly due to higher income on fixed maturities driven by higher AUM, higher concentration of higher yielding assets, and favorable yields on certain collateralized mortgage obligations (“CMOs”) assets.

Fee income increased for the three months ended March 31, 2011 as overall average variable AUM increased, driven by a favorable equity market starting in 2010 and continuing in 2011.

Benefits and Expenses

Total benefits and expenses increased for the three months ended March 31, 2011 primarily due to an increase in Net amortization of DAC and VOBA, partially offset by lower Operating expenses.

Operating expenses decreased for the three months ended March 31, 2011 reflecting actions taken to reduce staffing and related expenses.

The increase in Net amortization of DAC and VOBA for the three months ended March 31, 2011 is primarily due to higher amortization rates driven by an increase in actual gross profits due to the improvement in equity markets in 2011.

Income Taxes

Income tax expense increased for the three months ended March 31, 2011 primarily due to an increase in income before taxes, an increase in tax valuation allowance related to net realized capital losses and an unfavorable audit settlement.

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

Portfolio Composition

The following tables present the investment portfolio at March 31, 2011 and December 31, 2010.

	2011		2010
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$16,710.4	79.4%	$16,964.4	80.1%
Fixed maturities, at fair value using the fair value option	478.6	2.3%	453.4	2.1%
Equity securities, available-for-sale	207.3	1.0%	211.0	1.0%
Short-term investments	204.4	1.0%	222.4	1.0%
Mortgage loans on real estate	1,964.9	9.3%	1,842.8	8.7%
Loan-Dutch State obligation	507.2	2.4%	539.4	2.6%
Policy loans	249.2	1.2%	253.0	1.2%
Limited partnerships/corporations	477.4	2.3%	463.5	2.2%
Derivatives	222.1	1.1%	234.2	1.1%
Total investments	$21,021.5	100.0%	$21,184.1	100.0%

Fixed Maturities and Equity Securities

Fixed maturities and equity securities were as follows as of March 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$728.1	$2.4	$23.1	$707.4	$—
U.S. government agencies and authorities	521.0	39.9	—	560.9	—
State, municipalities, and political subdivisions	107.6	0.1	9.9	97.8	—

U.S. corporate securities:
Public utilities	1,141.1	47.0	11.0	1,177.1	—
Other corporate securities	5,662.2	366.7	36.5	5,992.4	0.3
Total U.S. corporate securities	6,803.3	413.7	47.5	7,169.5	0.3

Foreign securities(1):
Government	341.6	23.0	4.3	360.3	—
Other	4,424.1	245.4	36.2	4,633.3	0.1
Total foreign securities	4,765.7	268.4	40.5	4,993.6	0.1

Residential mortgage-backed securities	1,824.8	284.9	46.2	2,063.5	28.8
Commercial mortgage-backed securities	960.5	74.6	10.3	1,024.8	14.4
Other asset-backed securities	579.0	16.4	23.9	571.5	10.5

Total fixed maturities, including securities pledged	16,290.0	1,100.4	201.4	17,189.0	54.1
Less: securities pledged	754.3	34.8	9.0	780.1	—
Total fixed maturities	15,535.7	1,065.6	192.4	16,408.9	54.1
Equity securities	184.7	22.6	—	207.3	—
Total investments	$15,720.4	$1,088.2	$192.4	$16,616.2	$54.1

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	1,354.7	—
Other corporate securities	5,522.7	389.5	34.1	5,878.1	0.3
Total U.S. corporate securities	6,815.0	462.2	44.4	7,232.8	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,487.3	1,165.2	234.7	17,417.8	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,550.8	1,130.2	225.4	16,455.6	59.4
Equity securities	186.7	24.3	—	211.0	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At March 31, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of March 31, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,121.2	24.0%	$3,850.9	23.6%
AA	962.0	5.6%	943.1	5.8%
A	3,801.1	22.1%	3,616.5	22.2%
BBB	7,026.6	40.8%	6,698.0	41.1%
BB	770.0	4.5%	710.1	4.4%
B and below	508.1	3.0%	471.4	2.9%
Total	$17,189.0	100.0%	$16,290.0	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,452.5	25.6%	$4,146.7	25.2%
AA	1,185.9	6.8%	1,150.3	6.9%
A	4,208.8	24.2%	3,991.3	24.2%
BBB	6,366.0	36.5%	6,035.3	36.6%
BB	675.7	3.9%	642.9	3.9%
B and below	528.9	3.0%	520.8	3.2%
Total	$17,417.8	100.0%	$16,487.3	100.0%

92.5% and 93.1% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at March 31, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$707.4	4.1%	$728.1	4.5%
U.S. government agencies and authorities	560.9	3.3%	521.0	3.2%
U.S. corporate, state, and municipalities	7,267.3	42.3%	6,910.9	42.4%
Foreign	4,993.6	29.0%	4,765.7	29.2%
Residential mortgage-backed	2,063.5	12.0%	1,824.8	11.2%
Commercial mortgage-backed	1,024.8	6.0%	960.5	5.9%
Other asset-backed	571.5	3.3%	579.0	3.6%
Total	$17,189.0	100.0%	$16,290.0	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$714.4	4.1%	$717.0	4.4%
U.S. government agencies and authorities	582.6	3.4%	536.7	3.3%
U.S. corporate, state, and municipalities	7,373.5	42.3%	6,960.9	42.2%
Foreign	4,773.5	27.4%	4,535.8	27.5%
Residential mortgage-backed	2,355.4	13.5%	2,116.0	12.8%
Commercial mortgage-backed	1,029.6	5.9%	1,005.6	6.1%
Other asset-backed	588.8	3.4%	615.3	3.7%
Total	$17,417.8	100.0%	$16,487.3	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$280.4	$297.5
After one year through five years	3,874.9	4,141.3
After five years through ten years	4,525.1	4,761.5
After ten years	4,245.3	4,328.9
Mortgage-backed securities	2,785.3	3,088.3
Other asset-backed securities	579.0	571.5
Fixed maturities, including securities pledged	$16,290.0	$17,189.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at March 31, 2011 and December 31, 2010.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2011 and December 31, 2010, approximately 39.8% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remained under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and continuing in 2011, price transparency and liquidity for bonds backed by subprime mortgages have improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  In managing its risk exposure to subprime mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table as previously referenced. As of March 31, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $191.2 and $20.2, respectively, representing 1.1% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $215.3 and $38.3, respectively, representing 1.2% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	32.6%	2007	33.1%	AAA	35.5%	2007	28.4%
AA	17.2%	2006	21.7%	AA	15.7%	2006	24.0%
A	2.1%	2005 and prior	45.2%	A	1.9%	2005 and prior	47.6%
BBB	4.5%		100.0%	BBB	4.3%		100.0%
BB and below	43.6%			BB and below	42.6%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2011, the fair value and gross unrealized losses aggregated to $121.8 and $16.1, respectively, representing 0.7% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $123.2 and $21.7, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	26.5%	2007	9.7%	AAA	30.9%	2007	9.5%
AA	4.6%	2006	26.7%	AA	3.1%	2006	26.8%
A	2.2%	2005 and prior	63.6%	A	0.6%	2005 and prior	63.7%
BBB	6.7%		100.0%	BBB	5.3%		100.0%
BB and below	60.0%			BB and below	60.1%
	100.0%				100.0%

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

As of March 31, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $1.0 billion, and other

ABS, excluding subprime exposure, totaled $382.0 and $389.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 54.6%, 11.4%, and 4.7%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 57.5%, 10.6%, and 4.6%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	57.9%	2007	22.6%	AAA	62.3%	2007	21.5%
AA	2.2%	2006	22.7%	AA	2.1%	2006	20.4%
A	19.4%	2005 and prior	54.7%	A	18.8%	2005 and prior	58.1%
BBB	9.7%		100.0%	BBB	8.9%		100.0%
BB and below	10.8%			BB and below	7.9%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of March 31, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	69.6%	2011	1.0%	AAA	68.6%	2010	5.5%
AA	2.3%	2010	5.9%	AA	3.5%	2009	0.2%
A	11.7%	2009	0.2%	A	9.9%	2008	11.7%
BBB	15.9%	2008	11.6%	BBB	17.4%	2007	30.9%
BB and below	0.5%	2007	31.8%	BB and below	0.6%	2006	14.4%
	100.0%	2006 and prior	49.5%		100.0%	2005 and prior	37.3%
			100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $2.0 billion and $1.8 billion as of March 31, 2011 and December 31, 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2011. Impairments taken on the mortgage loan portfolio were $1.0 for the three months ended March 31, 2010. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  At March 31, 2011, there was one mortgage loan in the Company’s portfolio that was in arrears with respect to principal and interest.  At December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At March 31, 2011 and December 31, 2010, the Company had a $1.3 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of March 31, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$557.7	$536.4
50% - 60%	604.3	564.6
60% - 70%	652.9	610.1
70% - 80%	132.7	113.9
80% - 90%	18.6	19.1
Total Commercial Mortgage Loans	$1,966.2	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,369.7	$1,270.0
1.25x - 1.5x	209.5	182.1
1.0x - 1.25x	188.9	191.8
Less than 1.0x	135.4	137.4
Mortgages secured by loans on land or construction loans	62.7	62.8
Total Commercial Mortgage Loans	$1,966.2	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$399.6	20.3%	$375.4	20.4%
South Atlantic	319.7	16.3%	303.1	16.4%
Middle Atlantic	356.9	18.2%	360.0	19.5%
East North Central	196.0	10.0%	144.2	7.8%
West South Central	289.1	14.7%	284.2	15.4%
Mountain	181.5	9.2%	162.1	8.8%
New England	85.3	4.3%	87.6	4.8%
West North Central	60.8	3.1%	53.2	2.9%
East South Central	77.3	3.9%	74.3	4.0%
Total Commercial Mortgage Loans	$1,966.2	100.0%	$1,844.1	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by Property Type:
Industrial	$713.2	36.3%	$657.6	35.7%
Retail	407.6	20.7%	370.7	20.1%
Office	313.5	15.9%	305.3	16.6%
Apartments	257.4	13.1%	251.3	13.6%
Hotel/Motel	151.3	7.7%	152.2	8.2%
Other	123.2	6.3%	107.0	5.8%
Total Commercial Mortgage Loans	$1,966.2	100.0%	$1,844.1	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of March 31, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$153.9	$—
2010	138.1	138.5
2009	97.9	98.3
2008	140.2	141.2
2007	219.8	221.0
2006 and prior	1,216.3	1,245.1
Total Commercial Mortgage Loans	$1,966.2	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$97.3	48.3%	$12.7	6.3%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	6.0	3.0%	0.6	0.3%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	49.7	24.7%	35.1	17.4%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$153.0	76.0%	$48.4	24.0%	$154.0	65.6%	$80.7	34.4%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$100.4	$5.6	$15.0	$121.0
Mortgage and other asset-backed securities	9.6	1.0	69.8	80.4
Total unrealized capital losses	$110.0	$6.6	$84.8	$201.4
Fair value	$3,388.1	$152.3	592.5	$4,132.9

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	801.4	$3,750.4

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$564.1	$23.1	$—	$—	$—	$—	$564.1	$23.1
U.S. corporate, state, and municipalities	1,414.0	45.8	87.3	5.6	117.5	6.0	1,618.8	57.4
Foreign	970.0	31.5	2.8	—	100.2	9.0	1,073.0	40.5
Residential mortgage-backed	277.7	6.9	61.4	1.0	219.3	38.3	558.4	46.2
Commercial mortgage-backed	77.0	1.2	—	—	74.9	9.1	151.9	10.3
Other asset-backed	85.3	1.5	0.8	—	80.6	22.4	166.7	23.9
Total	$3,388.1	$110.0	$152.3	$6.6	$592.5	$84.8	$4,132.9	$201.4

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.5% of the average book value as of March 31, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$3,603.9	$59.4	$117.6	$17.1	499	21
More than six months and twelve months or less below amortized cost	239.5	—	15.2	—	77	1
More than twelve months below amortized cost	327.5	104.0	17.5	34.0	83	35
Total	$4,170.9	$163.4	$150.3	$51.1	659	57

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$587.2	$—	$23.1	$—	5	—
U.S. corporate, state and municipalities	1,638.6	37.6	46.2	11.2	233	5
Foreign	1,113.5	—	40.5	—	151	2
Residential mortgage-backed	524.0	80.6	24.5	21.7	148	36
Commercial mortgage-backed	162.2	—	10.3	—	19	—
Other asset-backed	145.4	45.2	5.7	18.2	103	14
Total	$4,170.9	$163.4	$150.3	$51.1	659	57

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

During the three months ended March 31, 2011, unrealized capital losses on fixed maturities decreased by $33.3. Lower unrealized losses are primarily due to increased valuation in mortgage and other asset-backed securities, offset by increased long-term yields.

At March 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in Other-Than-Temporary Impairments (“OTTI”), which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

When the Company has determined it has the intent to sell or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”) the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security nor is it more likely than not it will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Condensed Consolidated Balance Sheets in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities.”

In order to determine the amount of the OTTI that is considered a credit impairment, the Company utilizes the following methodology and significant inputs:

•          Recovery value is estimated by performing a discounted cash flow analysis based upon the best estimate of expected future cash flows, discounted at the effective interest rate implicit in the underlying debt security.  The effective interest rate is the current yield prior to impairment for a fixed rate security or current coupon yield for a floating rate security.

•          Collectability and recoverability are estimated using the same considerations as the Company uses in its overall impairment analysis which includes, but is not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.

•                              Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	0.7	3
Other U.S. corporate	3.7	1	3.3	7
Foreign(1)	3.0	8	13.2	6
Residential mortgage-backed	0.3	6	1.2	16
Other asset-backed	13.2	38	6.1	14
Mortgage loans on real estate	—	—	1.0	1
Total	$20.2	53	$27.2	48

(1) Primarily U.S. dollar denominated.

The above tables include $2.7 and $15.6 for the three months ended March 31, 2011 and 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $17.5 and $11.6 in write-downs for the three months ended March 31, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
			No. of		No. of
	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$—		—	$1.7	1
Public utilities	—		—	0.7	3
Other U.S. corporate	3.7		1	3.0	6
Foreign(1)	1.1		4	6.2	3
Residential mortgage-backed	—	*	1	—	—
Other asset-backed	12.7		36	—	—
Total	$17.5		42	$11.6	13

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The following tables identify the noncredit impairments recognized in Accumulated other comprehensive income (loss) by type for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Residential mortgage-backed	$1.6	5	$2.3	6
Other asset-backed	—	—	5.4	5
Total	$1.6	5	$7.7	11

(1) Primarily U.S. dollar denominated.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on specific identification of securities.  Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Fixed maturities, available-for-sale	$31.4	$18.4
Fixed maturities, at fair value using the fair value option	(3.4)	2.1
Equity securities, available-for-sale	1.6	1.7
Derivatives	(16.5)	(11.5)
Other investments	3.0	2.6
Net realized capital gains	$16.1	$13.3

After-tax net realized capital gains (losses)	$(13.0)	$29.4

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$639.7	$67.7	$—	$707.4
U.S. government agencies and authorities	—	560.9	—	560.9
U.S. corporate, state and municipalities	—	7,253.4	13.9	7,267.3
Foreign	—	4,986.0	7.6	4,993.6
Residential mortgage-backed securities	—	1,951.0	112.5	2,063.5
Commercial mortgage-backed securities	—	1,024.8	—	1,024.8
Other asset-backed securities	—	519.5	52.0	571.5
Equity securities, available-for-sale	177.5	—	29.8	207.3
Derivatives:
Interest rate contracts	2.4	212.2	—	214.6
Credit contracts	—	7.5	—	7.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,030.7	—	—	1,030.7
Assets held in separate accounts	44,382.5	4,498.2	20.1	48,900.8
Product guarantees	—	—	2.0	2.0
Total	$46,232.8	$21,081.2	$237.9	$67,551.9

Liabilities:
Fixed Indexed Annuities	$—	$—	$8.4	$8.4
Derivatives:
Interest rate contracts	—	205.6	—	205.6
Foreign exchange contracts	—	46.1	—	46.1
Credit contracts	—	0.5	11.4	11.9
Total	$—	$252.2	$19.8	$272.0

(1)    Level 3 net assets and liabilities accounted for 0.3% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 1.1%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$646.1	$68.3	$—	$714.4
U.S. government agencies and authorities	—	582.6	—	582.6
U.S. corporate, state and municipalities	—	7,362.3	11.2	7,373.5
Foreign	—	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	—	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	—	1,029.6	—	1,029.6
Other asset-backed securities	—	341.1	247.7	588.8
Equity securities, available-for-sale	183.3	—	27.7	211.0
Derivatives:
Interest rate contracts	3.5	223.3	—	226.8
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	6.7	—	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	—	—	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,299.1	$20,609.0	$572.8	$65,480.9

Liabilities:
Product guarantees	$—	$—	$3.0	$3.0
Fixed Indexed Annuities	—	—	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	—	227.1
Foreign exchange contracts	—	38.5	—	38.5
Credit contracts	—	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•          A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of March 31, 2011 and December 31, 2010, the Company had a $646.8 and $304.1 receivable, including interest, from ING AIH, respectively.

•          A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2011 and December 31, 2010, ILIAC had no amounts outstanding under the revolving note facility.

•          The Company holds approximately 50% of its assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2011, the Company had securities lending obligations of $564.1, which represents 1.0% of the Company’s general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the three months ended March 31, 2010, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the three months ended March 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2011 and December 31, 2010, the Company held $5.0 and $4.7 of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2011 and December 31, 2010, the Company delivered collateral of $85.9 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

On December 7, 2010, S&P affirmed the counterparty credit and insurer financial strength ratings of the Company at A and at the same time removed the ratings from CreditWatch with negative implications and assigned, instead, a negative outlook. On November 10, 2010, S&P placed the counterparty credit and insurer financial strength ratings on CreditWatch with negative implications. On September 16, 2010, S&P lowered the counterparty credit and insurer financial strength ratings of the Company to “A” from “A+”.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Consolidated Balance Sheets.  At March 31, 2011 and December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $120.4 and $216.7, respectively.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $122.4 and $214.6, respectively at March 31, 2011 and December 31, 2010, and is included in Borrowed money on the Condensed Consolidated Balance Sheets. In addition to the purchase obligation at March 31, 2011, the Company did not have any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At March 31, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at March 31, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At March 31, 2011 and December 31, 2010, the fair value of loaned securities was $573.8 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed. The current payable of $4.5 may be reduced in less than one year, upon completion of such audits and exams.

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

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for short-term equity returns only occurs if equity market performance falls outside established parameters.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the Condensed Consolidated Financial Statements.)

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

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  However, the proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, and the final rule is expected to be issued in the second or third quarter of 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.  The Department of Labor (“DOL”) recently issued interim final regulations concerning the fee disclosure obligations under ERISA for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.  The DOL has proposed a rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan’s participants.  The rule could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

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

For further discussion of the risks to the Company as a result of recent regulatory inquiries and possible changes in U.S. regulation, see Part I, Item 1A. Risk Factors of the 2010 Annual Report on Form 10-K.

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

Item 1A.        Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2010 Annual Report on Form 10-K.

The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

The National Association of Insurance Commissioners (“NAIC”) has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions), the amount of additional capital the Company must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, changes in interest rates, as well as changes to the NAIC RBC formulas and the interpretation of NAIC RBC instructions applicable to RBC calculation methodologies.

Many of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by its statutory surplus amounts and RBC ratios.

In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital the Company should hold relative to the rating agencies expectations. In addition, in extreme scenarios of equity market declines or rising interest rates, falling interest rates, and/or widening credit spreads, the amount of additional statutory reserves that the Company is required to hold for product guarantees increases at a greater than linear rate. This reduces the statutory surplus available for use in calculating the Company’s RBC ratios. To the extent that the Company’s RBC ratios are deemed to be insufficient, the Company may seek to take actions to either increase the capitalization of the Company or reduce the capitalization requirements. If the Company were unable to accomplish such actions, the rating agencies may view this as a reason for ratings downgrades.

Item 6.                                 Exhibits

See Exhibit Index on pages 95-98 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2011			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Robert G. Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Robert G. Leary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Filed herewith.