Form 10-Q
period 2011-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2011-08-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:        333-133157, 333-133158, 333-130833, 333-130827, 333-162420, 333-166370, 333-173298

ING LIFE INSURANCE AND ANNUITY COMPANY

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	71-0294708 (IRS Employer Identification No.)

One Orange Way Windsor, Connecticut (Address of principal executive offices)	06095-4774 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 5, 2011, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended June 30, 2011

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly-owned subsidiaries (collectively, the “Company”), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.         FINANCIAL INFORMATION (UNAUDITED)

Item 1.           Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Net investment income	$380.7	$361.6	$723.7	$658.6
Fee income	161.7	141.1	318.7	282.2
Premiums	6.9	13.3	16.4	21.4
Broker-dealer commission revenue	56.8	52.4	115.3	111.0
Net realized capital gains:
Total other-than-temporary impairment losses	(18.5)	(59.0)	(40.3)	(93.9)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	0.7	20.8	2.3	28.5
Net other-than-temporary impairments recognized in earnings	(17.8)	(38.2)	(38.0)	(65.4)
Other net realized capital gains (losses)	40.3	(0.8)	76.6	39.7
Total net realized capital gains (losses)	22.5	(39.0)	38.6	(25.7)
Other income	3.4	13.0	13.3	15.5
Total revenue	632.0	542.4	1,226.0	1,063.0
Benefits and expenses:
Interest credited and other benefits to contract owners	192.4	210.5	365.0	383.0
Operating expenses	153.6	168.8	291.8	334.3
Broker-dealer commission expense	56.8	52.4	115.3	111.0
Net amortization of deferred policy acquisition costs and value of business acquired	66.3	31.6	119.4	49.9
Interest expense	0.6	0.7	1.3	1.5
Total benefits and expenses	469.7	464.0	892.8	879.7
Income before income taxes	162.3	78.4	333.2	183.3
Income tax expense	43.6	34.7	127.8	48.7
Net income	$118.7	$43.7	$205.4	$134.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $15,147.9 at 2011 and $15,104.5 at 2010)	$16,168.4	$16,012.6
Fixed maturities, at fair value using the fair value option	491.2	453.4
Equity securities, available-for-sale, at fair value (cost of $174.7 at 2011 and $179.6 at 2010)	197.8	200.6
Short-term investments	294.0	222.4
Mortgage loans on real estate	2,190.4	1,842.8
Loan - Dutch State obligation	478.5	539.4
Policy loans	248.3	253.0
Limited partnerships/corporations	495.3	463.5
Derivatives	254.5	234.2
Securities pledged (amortized cost of $757.5 at 2011 and $936.5 at 2010)	772.2	962.2
Total investments	21,590.6	21,184.1
Cash and cash equivalents	469.9	231.0
Short-term investments under securities loan agreement, including collateral delivered	368.0	675.4
Accrued investment income	257.4	240.5
Receivable for securities sold	73.2	5.6
Reinsurance recoverable	2,299.4	2,355.9
Deferred policy acquisition costs	1,037.6	1,023.0
Value of business acquired	633.4	716.4
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	589.0	304.1
Due from affiliates	72.6	48.3
Property and equipment	85.9	87.4
Other assets	73.5	128.2
Assets held in separate accounts	48,496.6	46,489.1
Total assets	$76,222.1	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$21,773.3	$21,491.6
Payable for securities purchased	42.0	33.3
Payables under securities loan agreement, including collateral held	368.1	680.1
Borrowed money	350.8	214.7
Notes payable	4.9	4.9
Due to affiliates	114.9	121.2
Current income taxes	29.1	49.3
Deferred income taxes	510.1	466.9
Other liabilities	598.0	654.6
Liabilities related to separate accounts	48,496.6	46,489.1
Total liabilities	72,287.8	70,205.7

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,527.5	4,326.0
Accumulated other comprehensive income	373.6	304.5
Retained earnings (deficit)	(969.6)	(1,175.0)
Total shareholder’s equity	3,934.3	3,458.3
Total liabilities and shareholder’s equity	$76,222.1	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	—	—	—	134.6	134.6
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($126.4 pretax)	—	—	157.5	—	157.5
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($(18.6) pretax)	—	—	(12.1)	—	(12.1)
Total comprehensive income					280.0
Dividends paid	—	(203.0)	—	—	(203.0)
Employee share-based payments	—	0.8	—	—	0.8
Balance at June 30, 2010	$2.8	$4,326.0	$130.4	$(1,477.3)	$2,981.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3
Comprehensive income:
Net income	—	—	—	205.4	205.4
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($79.5 pretax)	—	—	59.6	—	59.6
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($15.8 pretax)	—	—	10.3	—	10.3
Pension and other post-employment benefits liability ($(1.2) pretax)			(0.8)		(0.8)
Total comprehensive income					274.5
Contribution of capital	—	201.0	—	—	201.0
Employee share-based payments	—	0.5	—	—	0.5
Balance at June 30, 2011	$2.8	$4,527.5	$373.6	$(969.6)	$3,934.3

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$465.6	$393.5

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,585.4	3,552.7
Equity securities, available-for-sale	64.6	8.6
Mortgage loans on real estate	132.6	81.3
Limited partnerships/corporations	48.2	14.9
Acquisition of:
Fixed maturities	(3,500.4)	(3,456.8)
Equity securities, available-for-sale	(54.4)	(15.3)
Mortgage loans on real estate	(480.3)	(24.9)
Limited partnerships/corporations	(24.3)	(29.5)
Capital expenditures	(0.2)	—
Derivatives, net	(25.9)	2.7
Policy loans, net	4.7	2.2
Short-term investments, net	(72.4)	(36.4)
Loan-Dutch State obligation	60.9	75.1
Collateral received	(4.6)	15.8
Net cash provided by (used in) investing activities	(266.1)	190.4

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,207.5	834.6
Maturities and withdrawals from investment contracts	(1,220.3)	(1,214.8)
Short-term repayments from affiliates	(284.9)	(28.9)
Short-term repayments of repurchase agreements, net	136.1	—
Dividends to parent	—	(203.0)
Contribution of capital from parent	201.0	—
Net cash provided by (used in) financing activities	39.4	(612.1)
Net decrease in cash and cash equivalents	238.9	(28.2)
Cash and cash equivalents, beginning of period	231.0	243.3
Cash and cash equivalents, end of period	$469.9	$215.1

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

The condensed consolidated financial statements for the six months ended June 30, 2011, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof. On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.

The condensed consolidated financial statements and notes as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are unaudited.

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

In January 2011, the FASB issued ASU 2011-01, which temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. These disclosures are required under ASU 2011-02, “Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (see New Accounting Pronouncements below).

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the periods ended June 30, 2011 and December 31, 2010, as there were no decreases in ownership of a subsidiary during those periods.

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

New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which states that an entity has the option to present total comprehensive income and the components of net income and other comprehensive income either in a single, continuous statement of comprehensive income or in two separate, consecutive statements.

The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-05.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRSs”)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

•                              The concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets;

•                              The requirements for measuring the fair value of equity instruments are consistent with those for measuring liabilities;

•                              An entity is permitted to measure the fair value of financial instruments managed within a portfolio at the price that would be received to sell or transfer a net position for a particular risk; and

•                              The application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

ASU 2011-04 also requires additional disclosures, including use of a nonfinancial asset in a way that differs from its highest and best use, categorization by level for items in which fair value is required to be disclosed, and further information regarding Level 3 fair value measurements.

The provisions of ASU 2011-04 are effective during interim or annual periods beginning after December 15, 2011, and should be applied prospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-04.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, and (2) the collateral maintenance implementation guidance related to that criterion.

The provisions of ASU 2011-03 are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2011-03.

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

2.                                      Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of June 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$724.7	$5.8	$9.8	$720.7	$—
U.S. government agencies and authorities	506.4	42.5	—	548.9	—
State, municipalities, and political subdivisions	107.4	2.0	8.5	100.9	—

U.S. corporate securities:
Public utilities	1,210.2	58.4	6.9	1,261.7	—
Other corporate securities	5,903.3	406.2	26.4	6,283.1	—
Total U.S. corporate securities	7,113.5	464.6	33.3	7,544.8	—

Foreign securities(1):
Government	382.7	30.4	3.3	409.8	—
Other	4,372.2	276.3	28.5	4,620.0	—
Total foreign securities	4,754.9	306.7	31.8	5,029.8	—

Residential mortgage-backed securities	1,777.0	293.8	49.8	2,021.0	25.6
Commercial mortgage-backed securities	911.1	62.9	4.9	969.1	9.7
Other asset-backed securities	501.6	17.9	22.9	496.6	8.3

Total fixed maturities, including securities pledged	16,396.6	1,196.2	161.0	17,431.8	43.6
Less: securities pledged	757.5	18.5	3.8	772.2	—
Total fixed maturities	15,639.1	1,177.7	157.2	16,659.6	43.6
Equity securities	174.7	23.1	—	197.8	—
Total investments	$15,813.8	$1,200.8	$157.2	$16,857.4	$43.6

(1)           Primarily U.S. dollar denominated.

(2)           Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	1,354.7	—
Other corporate securities	5,529.8	392.8	34.1	5,888.5	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	—	200.6	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of June 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$254.4	$271.3
After one year through five years	3,881.4	4,174.6
After five years through ten years	4,896.5	5,177.1
After ten years	4,174.6	4,322.1
Mortgage-backed securities	2,688.1	2,990.1
Other asset-backed securities	501.6	496.6
Fixed maturities, including securities pledged	$16,396.6	$17,431.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at June 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2011 and December 31, 2010, approximately 41.2% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Consolidated Balance Sheets.  At June 30, 2011 and December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $347.5 and $216.7, respectively. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $350.5 and $214.6, respectively at June 30, 2011 and December 31, 2010, and is included in Borrowed money on the Condensed Consolidated Balance Sheets. In addition to the purchase obligation at June 30, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At June 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities.  The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2011 and December 31, 2010, the fair value of loaned securities was $351.3 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the cost or equity method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s maximum exposure to loss. The carrying value of collateralized loan obligations of $1.0 and $0.6 at June 30, 2011 and December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$32.1	19.9%	$3.3	2.0%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	34.9	21.7%	10.5	6.5%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	49.0	30.4%	31.2	19.5%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$116.0	72.0%	$45.0	28.0%	$154.0	65.6%	$80.7	34.4%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$25.1	$43.5	$14.8	$83.4
Mortgage and other asset-backed securities	10.3	1.9	65.4	77.6
Total unrealized capital losses	$35.4	$45.4	$80.2	$161.0
Fair value	$2,140.2	$938.5	$445.8	$3,524.5

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$454.4	$2.9	$111.7	$6.9	$—	$—	$566.1	$9.8
U.S. corporate, state, and municipalities	897.1	14.6	393.9	22.2	87.9	5.0	1,378.9	41.8
Foreign	387.8	7.6	333.7	14.4	93.6	9.8	815.1	31.8
Residential mortgage-backed	169.9	5.6	98.4	1.9	192.3	42.3	460.6	49.8
Commercial mortgage-backed	117.6	3.9	—	—	9.4	1.0	127.0	4.9
Other asset-backed	113.4	0.8	0.8	—	62.6	22.1	176.8	22.9
Total	$2,140.2	$35.4	$938.5	$45.4	$445.8	$80.2	$3,524.5	$161.0

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.7% of the average book value as of June 30, 2011.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,202.4	$43.3	$38.9	$9.9	305	17
More than six months and twelve months or less below amortized cost	1,039.5	42.6	46.2	14.2	201	8
More than twelve months below amortized cost	263.6	94.1	17.9	33.9	77	33
Total	$3,505.5	$180.0	$103.0	$58.0	583	58

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$575.9	$—	$9.8	$—	4	—
U.S. corporate, state and municipalities	1,390.8	29.9	33.3	8.5	204	3
Foreign	833.0	13.9	28.7	3.1	124	4
Residential mortgage-backed	418.2	92.2	21.2	28.6	136	37
Commercial mortgage-backed	131.9	—	4.9	—	16	—
Other asset-backed	155.7	44.0	5.1	17.8	99	14
Total	$3,505.5	$180.0	$103.0	$58.0	583	58

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

At June 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

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

•                              Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

guarantors, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
Public utilities	$—	—	$0.6		2
Other U.S. corporate	0.3	1	2.8		15
Foreign(1)	0.2	2	21.5		9
Residential mortgage-backed	3.0	18	3.6		35
Commercial mortgage-backed	8.1	3	3.6		2
Other asset-backed	6.2	26	6.1		14
Equity securities	—	—	—	*	1
Total	$17.8	50	$38.2		78

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

	Six Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$—	—	$1.7		1
Public utilities	—	—	1.3		5
Other U.S. corporate	3.9	2	6.1		21
Foreign(1)	3.3	11	34.7		15
Residential mortgage-backed	3.3	23	4.8		37
Commercial mortgage-backed	8.1	3	3.6		2
Other asset-backed	19.4	47	12.2		20
Equity securities	—	—	—	*	1
Mortgage loans on real estate	—	—	1.0		1
Total	$38.0	86.0	$65.4		103

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

The above tables include $3.6 and $6.4 for the three and six months ended June 30, 2011, respectively, and $12.5 and $28.1 for the three and six months ended June 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Public utilities	$—	—	$0.6	2
Other U.S. corporate	0.3	1	2.2	13
Foreign(1)	0.2	2	21.5	9
Commercial mortgage-backed	8.1	3	—	—
Other asset-backed	5.6	24	1.4	1
Total	$14.2	30	$25.7	25

(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.3	5
Other U.S. corporate	3.9	2	5.2	18
Foreign(1)	1.2	8	27.7	12
Residential mortgage-backed	0.1	1	—	—
Commercial mortgage-backed	8.1	3	—	—
Other asset-backed	18.3	45	1.4	1
Total	$31.6	59	$37.3	37

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of fixed maturities with other-than-temporary impairments as of June 30, 2011 and 2010 was $1.8 billion and $2.2 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and six months ended June 30, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2011	2010
Balance at April 1	$52.3	$49.1
Additional credit impairments:
On securities not previously impaired	0.1	5.6
On securities previously impaired	3.3	3.0
Reductions:
Securities intent impairments	(4.4)	—
Securities sold, matured, prepaid or paid down	(14.1)	(4.2)
Balance at June 30	$37.2	$53.5

	Six Months Ended June 30,
	2011	2010
Balance at January 1	$59.2	$46.0
Additional credit impairments:
On securities not previously impaired	0.3	7.7
On securities previously impaired	3.4	4.2
Reductions:
Securities intent impairments	(7.7)	—
Securities sold, matured, prepaid or paid down	(18.0)	(4.4)
Balance at June 30	$37.2	$53.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$40.8	$(5.7)
Fixed maturities, at fair value using the fair value option	(0.3)	(24.5)
Equity securities, available-for-sale	1.2	2.0
Derivatives	(25.0)	(11.1)
Other investments	5.8	0.3
Net realized capital gains (losses)	$22.5	$(39.0)

After-tax net realized capital gains (losses)	$25.2	$(34.2)

	Six Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$72.2	$12.7
Fixed maturities, at fair value using the fair value option	(3.7)	(22.4)
Equity securities, available-for-sale	2.8	3.7
Derivatives	(41.5)	(22.6)
Other investments	8.8	2.9
Net realized capital gains (losses)	$38.6	$(25.7)

After-tax net realized capital gains (losses)	$12.2	$(4.8)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Proceeds on sales	$3,199.3	$3,130.9
Gross gains	125.0	104.6
Gross losses	15.7	22.0

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$650.3	$70.4	$—	$720.7
U.S. government agencies and authorities	—	548.9	—	548.9
U.S. corporate, state and municipalities	—	7,512.2	133.5	7,645.7
Foreign	—	5,004.9	24.9	5,029.8
Residential mortgage-backed securities	—	2,008.7	12.3	2,021.0
Commercial mortgage-backed securities	—	969.1	—	969.1
Other asset-backed securities	—	447.5	49.1	496.6
Equity securities, available-for-sale	176.1	—	21.7	197.8
Derivatives:
Interest rate contracts	1.3	249.6	—	250.9
Equity contracts	0.1	—	—	0.1
Credit contracts	—	3.5	—	3.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.9	—	—	1,131.9
Assets held in separate accounts	44,350.6	4,132.5	13.5	48,496.6
Total	$46,310.3	$20,947.3	$255.0	$67,512.6

Liabilities:
Fixed Indexed Annuities	$—	$—	$11.8	$11.8
Product guarantees	—	—	2.5	2.5
Derivatives:
Interest rate contracts	0.2	216.8	—	217.0
Foreign exchange contracts	—	57.7	—	57.7
Credit contracts	—	2.3	9.7	12.0
Total	$0.2	$276.8	$24.0	$301.0

(1)

Level 3 net assets and liabilities accounted for 0.3% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 1.2%.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$646.1	$68.3	$—	$714.4
U.S. government agencies and authorities	—	582.6	—	582.6
U.S. corporate, state and municipalities	—	7,372.7	11.2	7,383.9
Foreign	—	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	—	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	—	1,029.6	—	1,029.6
Other asset-backed securities	—	341.1	247.7	588.8
Equity securities, available-for-sale	172.9	—	27.7	200.6
Derivatives:
Interest rate contracts	3.5	223.3	—	226.8
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	6.7	—	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	—	—	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,288.7	$20,619.4	$572.8	$65,480.9

Liabilities:
Product guarantees	$—	$—	$3.0	$3.0
Fixed Indexed Annuities	—	—	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	—	227.1
Foreign exchange contracts	—	38.5	—	38.5
Credit contracts	—	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)

Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and all RMBS, including certain CMO assets and subprime RMBS. The market

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

for subprime RMBS has been determined to be active, and as such, these securities are now included in Level 2 of the valuation hierarchy.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At June 30, 2011, $157.9 and $13.1 billion of a total of $17.4 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained.  After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. For certain CMO assets, the average of several broker quotes may be used when multiple quotes are available.  The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents “exit price” for the instrument.

Fair values of privately placed bonds are primarily determined using a matrix-based pricing model and are classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. In addition, certain privately placed bonds are valued using broker quotes and internal pricing models and are classified as Level 3 assets. The Company’s internal pricing models utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the models include, but are not limited to, current market inputs, such as credit loss assumptions, assumed prepayment speeds and business performance.

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

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC Topic 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011
										Change in
	Fair Value	Total realized/unrealized			Purchases		Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and		in to	out of	as of	(losses) included
	April 1	Net income		OCI	issuances	Settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$13.9	$(0.1)		$4.5	$—	$(11.6)	$126.8	$—	$133.5	$—
Foreign	7.6	—		(0.2)	2.2	—	22.3	(7.0)	24.9	—
Residential mortgage-backed securities	112.5	(0.2)		(0.4)	—	(0.3)	—	(99.3)	12.3	(0.2)
Other asset-backed securities	52.0	0.1		(0.3)	—	(1.0)	—	(1.7)	49.1	0.2
Total fixed maturities, including securities pledged	186.0	(0.2)		3.6	2.2	(12.9)	149.1	(108.0)	219.8	—

Equity securities, available-for-sale	29.8	0.1		0.1	1.7	(1.3)	—	(8.7)	21.7	—

Derivatives, net	(11.4)	1.7		—	—	—	—	—	(9.7)	1.7

Product guarantees	2.0	(3.2	)(1)	—	(1.3)	—	—	—	(2.5)	—

Fixed Indexed Annuities	(8.4)	(0.6	)(1)	—	(2.8)	—	—	—	(11.8)	—

Separate Accounts	20.0	0.4		—	0.1	(1.9)	—	(5.1)	13.5	0.6

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2011
										Change in
	Fair Value	Total realized/unrealized			Purchases		Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and		in to	out of	as of	(losses) included
	January 1	Net income		OCI	issuances	Settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$—		$3.2	$13.9	$(15.5)	$120.7	$—	$133.5	$0.1
Foreign	11.4	0.9		(1.0)	2.3	(5.2)	22.3	(5.8)	24.9	—
Residential mortgage-backed securities	252.5	(0.7)		—	3.0	(0.8)	—	(241.7)	12.3	(1.7)
Other asset-backed securities	247.7	(1.7)		3.7	—	(1.4)	1.5	(200.7)	49.1	(3.5)
Total fixed maturities, including securities pledged	522.8	(1.5)		5.9	19.2	(22.9)	144.5	(448.2)	219.8	(5.1)

Equity securities, available-for-sale	27.7	0.2		0.1	4.0	(1.3)	—	(9.0)	21.7	—

Derivatives, net	(13.6)	4.0		—	—	(0.1)	—	—	(9.7)	3.9

Product guarantees	(3.0)	3.1	(1)	—	(2.6)	—	—	—	(2.5)	—

Fixed Indexed Annuities	(5.6)	(0.9	)(1)	—	(5.3)	—	—	—	(11.8)	—

Separate Accounts	22.3	0.5		—	0.1	(2.7)	—	(6.7)	13.5	0.7

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company's Level 3 assets and liabilities for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	April 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$44.7	$(1.0)		$0.4	$10.7	$28.4	$(38.7)	$44.5	$(0.1)
Foreign	27.7	0.4		(0.2)	3.4	29.3	(22.2)	38.4	0.3
Residential mortgage-backed securities	63.3	0.8		10.3	(3.7)	154.2	(32.3)	192.6	1.3
Commercial mortgage-backed securities	5.7	—		—	—	—	(5.7)	—	—
Other asset-backed securities	245.4	(6.2)		11.1	(4.6)	—	—	245.7	(6.3)
Total Fixed maturities, available for sale, including securities pledged	386.8	(6.0)		21.6	5.8	211.9	(98.9)	521.2	(4.8)

Equity securities, available for sale	51.4	2.1		(2.1)	(3.7)	5.2	(26.1)	26.8	—

Derivatives, net	(41.0)	(4.0)		—	15.9	—	—	(29.1)	6.9

Product guarantees	7.5	(44.5	)(1)	—	(1.5)	—	—	(38.5)	—

Separate Accounts	—	(0.5)		—	(26.4)	76.1	—	49.2	—

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	June 30	in earnings(3)
Fixed maturities, available for sale, including securities pledged:
U.S. corporate, state and municipalities	$—	$(1.0)		$0.6	$10.5	$34.4	$—	$44.5	$(0.1)
Foreign	—	(6.1)		3.3	7.6	33.6	—	38.4	(6.4)
Residential mortgage-backed securities	1,284.1	(1.4)		8.8	(10.3)	—	(1,088.6)	192.6	(0.9)
Other asset-backed securities	188.8	(12.6)		30.2	(8.8)	48.1	—	245.7	(12.6)
Total Fixed maturities, available for sale, including securities pledged	1,472.9	(21.1)		42.9	(1.0)	116.1	(1,088.6)	521.2	(20.0)

Equity securities, available for sale	39.8	2.1		(2.3)	8.1	5.2	(26.1)	26.8	—

Derivatives, net	(48.3)	(3.3)		—	22.5	—	—	(29.1)	14.2

Product guarantees	(6.0)	(29.4	)(1)	—	(3.1)	—	—	(38.5)	—

Separate Accounts	—	5.8		—	(30.8)	74.2	—	49.2	1.4

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the six months ended June 30, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.  The transfers out of Level 3 during the three months ended June 30, 2011 in fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations for certain CMO assets.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three and six months ended June 30, 2011 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$16,940.6	$16,940.6	$16,974.8	$16,974.8
Fixed maturities, at fair value using the fair value option	491.2	491.2	453.4	453.4
Equity securities, available-for-sale	197.8	197.8	200.6	200.6
Mortgage loans on real estate	2,190.4	2,245.1	1,842.8	1,894.8
Loan-Dutch State obligation	478.5	474.2	539.4	518.7
Policy loans	248.3	248.3	253.0	253.0
Limited partnerships/corporations	495.3	519.5	463.5	493.8
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.9	1,131.9	1,128.8	1,128.8
Derivatives	254.5	254.5	234.2	234.2
Notes receivable from affiliates	175.0	173.8	175.0	177.0
Assets held in separate accounts	48,496.6	48,496.6	46,489.1	46,489.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,284.8	1,338.5	1,313.2	1,311.5
Without a fixed maturity	17,255.5	18,235.4	16,902.6	16,971.6
Product guarantees	2.5	2.5	3.0	3.0
Fixed Indexed Annuities	11.8	11.8	5.6	5.6
Derivatives	286.7	286.7	280.3	280.3

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at June 30, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$2,191.7	$1,844.1
Collective valuation allowance	(1.3)	(1.3)

Total net commercial mortgage loans	$2,190.4	$1,842.8

As of June 30, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends, and assigns a quality rating using the Company’s internally developed quality rating system. This quality rating is based on the Company’s assessment of the level of concern over future payment according to contract terms. Loan performance is continuously monitored on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss. The changes in the collective valuation allowance were as follows at June 30, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$1.3	$2.0
Addition to / (release of) allowance for losses	—	(0.7)

Collective valuation allowance for losses, end of period	$1.3	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at June 30, 2011 and December 31, 2010.

	2011	2010
Loan-to-Value Ratio:
0% - 50%	$546.9	$536.4
50% - 60%	714.6	564.6
60% - 70%	780.8	610.1
70% - 80%	131.1	113.9
80% - 90%	18.3	19.1
Total Commercial Mortgage Loans	$2,191.7	$1,844.1

	2011	2010
Debt Service Coverage Ratio:
Greater than 1.5x	$1,557.6	$1,270.0
1.25x - 1.5x	249.7	182.1
1.0x - 1.25x	223.9	191.8
Less than 1.0x	97.9	137.4
Mortgages secured by loans on land or construction loans	62.6	62.8
Total Commercial Mortgage Loans	$2,191.7	$1,844.1

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. At June 30, 2011 and December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of June 30, 2011 and December 31, 2010.

	2011	2010
	Carrying Value	Carrying Value

Impaired loans without valuation allowances	$9.3	$9.5

Unpaid principal balance of impaired loans	$11.8	$12.0

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure at June 30, 2011 and December 31, 2010.

	2011	2010

Impaired loans, average investment during the period	$9.4	$18.2
Interest income recognized on impaired loans, on an accrual basis	0.3	0.9
Interest income recognized on impaired loans, on a cash basis	0.3	1.0

As of June 30, 2011 and December 31, 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of June 30, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	1,006.1	$30.8	$—	7.2	$0.6	$—
Foreign exchange contracts	—	—	—	7.2	—	0.1
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	15,579.8	220.1	217.0	16,737.7	226.2	227.1
Foreign exchange contracts	237.8	—	57.7	233.0	0.7	38.4
Equity contracts	7.7	0.1	—	3.7	—	—
Credit contracts	717.2	3.5	12.0	641.4	6.7	14.7
Managed custody guarantees(2)	N/A	—	1.5	N/A	—	2.0
Embedded derivatives:
Within retail annuity products(2)	N/A	—	12.8	N/A	—	6.6
Total		$254.5	$301.0		$234.2	$288.9

N/A - Not applicable.
(1) The fair values are reported in Derivatives or Other liabilities on the Condensed Consolidated Balance Sheets.
(2) The fair values are reported in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets.

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	$(17.6)	$(18.7)	$(31.0)	$(38.8)
Foreign exchange contracts	(8.7)	17.3	(16.9)	24.7
Equity contracts	0.1	—	0.4	—
Credit contracts	1.2	(9.7)	6.0	(8.5)
Managed custody guarantees(2)	0.5	1.5	0.5	5.0
Embedded derivatives:
Within retail annuity products(2)	(4.3)	(46.0)	1.7	(34.4)
Total	$(28.8)	$(55.6)	$(39.3)	$(52.0)

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At June 30, 2011, the fair value of credit default swaps of $3.5 and $12.0 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $700.6 and $625.6, respectively.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within DAC was as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Balance at January 1	$1,023.0	$901.8
Deferrals of commissions and expenses	77.6	69.5
Amortization:
Amortization	(97.0)	(62.4)
Interest accrued at 4.3% to 7%	35.2	31.9
Net amortization included in Condensed Consolidated Statements of Operations	(61.8)	(30.5)
Change in unrealized capital gains/losses on available-for-sale securities	(1.2)	(5.1)
Balance at June 30	$1,037.6	$935.7

Activity within VOBA was as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Balance at January 1	$716.4	$991.5
Deferrals of commissions and expenses	5.8	10.4
Amortization:
Amortization	(97.0)	(56.8)
Interest accrued at 5.0% to 7%	39.4	37.4
Net amortization included in Condensed Consolidated Statements of Operations	(57.6)	(19.4)
Change in unrealized capital gains/losses on available-for-sale securities	(31.2)	(54.2)
Balance at June 30	$633.4	$928.3

5.                                      Capital Contributions and Dividends

During the six months ended June 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the six months ended June 30, 2010, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the six months ended June 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.                                      Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were 26.9% and 44.2%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010 were 38.4% and 26.6%, respectively. The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended June 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividend received deduction	(1.8)%	(2.6)%
Valuation allowance	(6.5)%	11.3%
Other	0.2%	0.5%
Effective rate at June 30	26.9%	44.2%

	Six Months Ended June 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividend received deduction	(1.7)%	(2.2)%
Valuation allowance	3.9%	(6.6)%
IRS audit adjustment	1.1%	—
Other	0.1%	0.4%
Effective rate at June 30	38.4%	26.6%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At June 30, 2011 and December 31, 2010, the Company had a tax valuation allowance of $116.4 and $109.0, respectively, related to realized and unrealized capital losses. As of June 30, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$23.0	$12.8
Additions for tax positions related to prior years	4.5	36.2
Reductions for tax positions related to prior years	—	(25.8)
Reductions for settlements with taxing authorities	(23.0)	(0.2)
Balance at end of period	$4.5	$23.0

The Company had no unrecognized tax benefits as of June 30, 2011 and December 31, 2010, which would affect the Company’s effective tax rate if recognized.

Tax Regulatory Matters

In March 2011, the Internal Revenue Service (“IRS”) completed its examination of the Company’s returns for tax year 2009. The 2009 settlement did not have a material impact on the Company’s financial position.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program for tax years 2010 and 2011.  It is anticipated that the IRS audit of the 2010 tax year will be finalized within the next twelve months. Upon finalization of the IRS examination, it is reasonably possible that the unrecognized tax benefits will decrease by up to $4.5.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur any interest expense for the three and six months ended June 30, 2011 and 2010.  The Company earned interest income of $0.3 and $0.5 for the three and six months ended June 30, 2011, respectively, and $0.3 and $0.5 for the three and six months ended June 30, 2010, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of June 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $589.0 and $304.1, respectively, from ING AIH under the reciprocal loan agreement.

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

At June 30, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $185.2, of which $128.1 was with related parties.  At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $336.3, of which $144.0 was with related parties.  During the three and six months ended June 30, 2011, $10.9 and $21.9, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of June 30, 2011 and December 31, 2010, the Company held $0.1 and $4.7, of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.  In addition, as of June 30, 2011 and December 31, 2010, the Company delivered collateral of $73.3 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.                                      Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2011 and 2010.

	2011	2010
Fixed maturities	$1,035.2	$332.6
Equity securities, available-for-sale	23.1	21.5
Derivatives	30.5	—
DAC/VOBA adjustment on available-for-sale securities	(494.1)	(148.1)
Sales inducements adjustment on available-for-sale securities	(0.8)	(0.5)
Shadow loss recognition	(66.2)	(40.1)
Unrealized capital gains, before tax	527.7	165.4
Deferred income tax liability	(174.9)	(55.6)
Deferred tax asset valuation allowance	35.1	29.3
Net unrealized capital gains	387.9	139.1
Pension and other post-employment benefits liability, net of tax	(14.3)	(8.7)
Accumulated other comprehensive income	$373.6	$130.4

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Fixed maturities	$101.4	$199.2
Equity securities, available-for-sale	2.1	8.7
Derivatives	30.0	—
DAC/VOBA adjustment on available-for-sale securities	(32.4)	(59.3)
Sales inducements adjustment on available-for-sale securities	(0.5)	(0.7)
Shadow loss recognition	(5.2)	(40.1)
Other investments	(0.1)	—
Unrealized capital gains, before tax	95.3	107.8
Deferred income tax asset (liability)	(30.8)	(30.7)
Deferred tax asset valuation allowance	5.4	68.3
Net change in unrealized capital gains	$69.9	$145.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the six months ended June 30, 2011 and 2010.

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$115.1	$92.6
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(50.6)	(15.5)
Change in deferred tax asset valuation allowance	5.4	68.3

Net change in unrealized capital gains on securities	$69.9	$145.4

(1)           Pretax net unrealized capital holding gains arising during the period were $170.0 and $129.5 for the six months ended June 30, 2011 and 2010, respectively.

(2)           Pretax reclassification adjustments for gains and other items included in Net income (loss) were $74.7 and $21.7 for the six months ended June 30, 2011 and 2010, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are determined by FIFO methodology.

Item 2.                                 Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and six months ended June 30, 2011 and 2010, and financial condition as of June 30, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

As part of a restructuring plan approved by the EC, ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the

Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that while the option of one global initial public offering (“IPO”) remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  On November 10, 2010, ING also announced that management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year.  The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

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

Economic Analysis

The pace of economic growth in the U.S. slowed down markedly in the first half of 2011, following the recovery after the recent financial crisis.  Restrained consumer spending and shortage of auto parts contributed to the slower pace of economic activity, while housing prices have continued to decline and residential investment remains weak.  Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis. Underlying core inflation has increased somewhat mainly due to higher rents and housing costs, while headline inflation is still elevated primarily due to higher energy and commodity prices. The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies. The Federal Reserve completed its purchase of long-term Treasury securities, as scheduled, by the end of second quarter of 2011.  The Federal Open Market Committee has stated that it will keep the federal funds target rate exceptionally low for an extended period.

Significant downside risks still remain for the U.S. and other advanced and emerging economies, such as certain sovereign credit risks and spike in oil prices due to upheaval in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Short-term London Interbank Offered Rates and U.S. Treasury rates continued to show signs of recovery during 2011. Long-term U.S. Treasury rates decreased in the second quarter of 2011 as compared to the previous quarter, which had a positive effect on the fixed maturities portfolio and resulted in unrealized and realized capital gains. The decline in U.S. Treasury rates is mainly due to anticipation in the market that the Federal Reserve will maintain its existing policy of reinvesting principal payments from its securities holdings and will keep the federal funds target rate low for an extended period.

Results of Operations

The Company’s results of operations for the three and six months ended June 30, 2011, and changes therein, were primarily impacted by a favorable change in Net realized capital gains, higher Net investment income, higher Fee income, lower Interest credited and other benefits to contract owners and lower Operating expenses, partially offset by an increase in Net amortization of DAC and VOBA and higher Income tax expense.

	Three Months Ended June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$380.7	$361.6	$19.1	5.3%
Fee income	161.7	141.1	20.6	14.6%
Premiums	6.9	13.3	(6.4)	(48.1)%
Broker-dealer commission revenue	56.8	52.4	4.4	8.4%
Net realized capital gains:
Total other-than-temporary impairment losses	(18.5)	(59.0)	40.5	68.6%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	0.7	20.8	(20.1)	(96.6)%
Net other-than-temporary impairments recognized in earnings	(17.8)	(38.2)	20.4	53.4%
Other net realized capital gains (losses)	40.3	(0.8)	41.1	NM
Total net realized capital gains (losses)	22.5	(39.0)	61.5	NM
Other income	3.4	13.0	(9.6)	(73.8)%
Total revenue	632.0	542.4	89.6	16.5%
Benefits and expenses:
Interest credited and other benefits to contract owners	192.4	210.5	(18.1)	(8.6)%
Operating expenses	153.6	168.8	(15.2)	(9.0)%
Broker-dealer commission expense	56.8	52.4	4.4	8.4%
Net amortization of deferred policy acquisition costs and value of business acquired	66.3	31.6	34.7	109.8%
Interest expense	0.6	0.7	(0.1)	(14.3)%
Total benefits and expenses	469.7	464.0	5.7	1.2%
Income before income taxes	162.3	78.4	83.9	107.0%
Income tax expense	43.6	34.7	8.9	25.6%
Net income	$118.7	$43.7	$75.0	171.6%
Effective tax rate	26.9%	44.2%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$723.7	$658.6	$65.1	9.9%
Fee income	318.7	282.2	36.5	12.9%
Premiums	16.4	21.4	(5.0)	(23.4)%
Broker-dealer commission revenue	115.3	111.0	4.3	3.9%
Net realized capital gains:
Total other-than-temporary impairment losses	(40.3)	(93.9)	53.6	57.1%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	2.3	28.5	(26.2)	(91.9)%
Net other-than-temporary impairments recognized in earnings	(38.0)	(65.4)	27.4	41.9%
Other net realized capital gains	76.6	39.7	36.9	92.9%
Total net realized capital gains (losses)	38.6	(25.7)	64.3	NM
Other income	13.3	15.5	(2.2)	(14.2)%
Total revenue	1,226.0	1,063.0	163.0	15.3%
Benefits and expenses:
Interest credited and other benefits to contract owners	365.0	383.0	(18.0)	(4.7)%
Operating expenses	291.8	334.3	(42.5)	(12.7)%
Broker-dealer commission expense	115.3	111.0	4.3	3.9%
Net amortization of deferred policy acquisition costs and value of business acquired	119.4	49.9	69.5	139.3%
Interest expense	1.3	1.5	(0.2)	(13.3)%
Total benefits and expenses	892.8	879.7	13.1	1.5%
Income before income taxes	333.2	183.3	149.9	81.8%
Income tax expense	127.8	48.7	79.1	162.4%
Net income	$205.4	$134.6	$70.8	52.6%
Effective tax rate	38.4%	26.6%

NM - Not meaningful.

Revenues

Total Revenues increased for the three and six months ended June 30, 2011 primarily due to higher Net realized capital gains, higher Net investment income and higher Fee income.

The increase in Net realized capital gains for the three and six months ended June 30, 2011 is mainly due to higher trading gains and lower credit and intent related impairments on fixed maturities in the first half of 2011 driven by the improved economic and interest rate environment. The gains were partially offset by higher losses on derivatives due to weakening of the dollar on foreign exchange contracts.

The increase in Net investment income for the three and six months ended June 30, 2011 is mainly due to higher income on fixed maturities driven by higher assets, higher concentration of higher yielding assets, and favorable yields on certain collateralized mortgage obligations (“CMOs”) and Public and Private Investment Grade (“IG”) assets.

Fee income increased for the three and six months ended June 30, 2011 as overall average variable AUM increased, driven by a favorable equity market starting in 2010 and continuing in 2011.

Benefits and Expenses

Total benefits and expenses increased for the three and six months ended June 30, 2011 primarily due to an increase in Net amortization of DAC and VOBA, offset by a decrease in Interest credited and other benefits to contract owners and lower Operating expenses.

Operating expenses decreased for the three and six months ended June 30, 2011 reflecting actions taken to reduce staffing and related expenses.

The increase in Net amortization of DAC and VOBA for the three and six months ended June 30, 2011 is primarily due to higher amortization rates driven by an increase in actual gross profits due to the improvement in equity markets in 2011.

Income Taxes

Income tax expense increased for the three months ended June 30, 2011 primarily due to an increase in income before taxes, offset by a decrease in tax valuation allowance related to net realized capital losses. The increase for the six months ended June 30, 2011 is primarily due to an increase in income before taxes and an increase in tax valuation allowance related to net realized capital losses.

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

Portfolio Composition

The following tables present the investment portfolio at June 30, 2011 and December 31, 2010.

	2011		2010
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$16,940.6	78.5%	$16,974.8	80.1%
Fixed maturities, at fair value using the fair value option	491.2	2.3%	453.4	2.1%
Equity securities, available-for-sale	197.8	0.9%	200.6	1.0%
Short-term investments	294.0	1.4%	222.4	1.0%
Mortgage loans on real estate	2,190.4	10.1%	1,842.8	8.7%
Loan-Dutch State obligation	478.5	2.2%	539.4	2.6%
Policy loans	248.3	1.1%	253.0	1.2%
Limited partnerships/corporations	495.3	2.3%	463.5	2.2%
Derivatives	254.5	1.2%	234.2	1.1%
Total investments	$21,590.6	100.0%	$21,184.1	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of June 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$724.7	$5.8	$9.8	$720.7	$—
U.S. government agencies and authorities	506.4	42.5	—	548.9	—
State, municipalities, and political subdivisions	107.4	2.0	8.5	100.9	—

U.S. corporate securities:
Public utilities	1,210.2	58.4	6.9	1,261.7	—
Other corporate securities	5,903.3	406.2	26.4	6,283.1	—
Total U.S. corporate securities	7,113.5	464.6	33.3	7,544.8	—

Foreign securities(1):
Government	382.7	30.4	3.3	409.8	—
Other	4,372.2	276.3	28.5	4,620.0	—
Total foreign securities	4,754.9	306.7	31.8	5,029.8	—

Residential mortgage-backed securities	1,777.0	293.8	49.8	2,021.0	25.6
Commercial mortgage-backed securities	911.1	62.9	4.9	969.1	9.7
Other asset-backed securities	501.6	17.9	22.9	496.6	8.3

Total fixed maturities, including securities pledged	16,396.6	1,196.2	161.0	17,431.8	43.6
Less: securities pledged	757.5	18.5	3.8	772.2	—
Total fixed maturities	15,639.1	1,177.7	157.2	16,659.6	43.6
Equity securities	174.7	23.1	—	197.8	—
Total investments	$15,813.8	$1,200.8	$157.2	$16,857.4	$43.6

(1)           Primarily U.S. dollar denominated.

(2)           Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,292.3	72.7	10.3	1,354.7	—
Other corporate securities	5,529.8	392.8	34.1	5,888.5	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	—	200.6	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1)           Primarily U.S. dollar denominated.

(2)           Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At June 30, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of June 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,030.2	23.1%	$3,719.7	22.7%
AA	828.7	4.8%	804.1	4.9%
A	4,133.9	23.7%	3,912.7	23.9%
BBB	7,077.9	40.6%	6,682.1	40.7%
BB	919.8	5.3%	868.8	5.3%
B and below	441.3	2.5%	409.2	2.5%
Total	$17,431.8	100.0%	$16,396.6	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,452.5	25.5%	$4,146.7	25.1%
AA	1,185.9	6.8%	1,150.3	7.0%
A	4,208.8	24.2%	3,991.3	24.2%
BBB	6,376.4	36.6%	6,042.4	36.6%
BB	675.7	3.9%	642.9	3.9%
B and below	528.9	3.0%	520.8	3.2%
Total	$17,428.2	100.0%	$16,494.4	100.0%

92.2% and 93.1% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at June 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$720.7	4.1%	$724.7	4.4%
U.S. government agencies and authorities	548.9	3.1%	506.4	3.1%
U.S. corporate, state, and municipalities	7,645.7	43.9%	7,220.9	44.0%
Foreign	5,029.8	28.9%	4,754.9	29.0%
Residential mortgage-backed	2,021.0	11.6%	1,777.0	10.8%
Commercial mortgage-backed	969.1	5.6%	911.1	5.6%
Other asset-backed	496.6	2.8%	501.6	3.1%
Total	$17,431.8	100.0%	$16,396.6	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$714.4	4.1%	$717.0	4.4%
U.S. government agencies and authorities	582.6	3.3%	536.7	3.3%
U.S. corporate, state, and municipalities	7,383.9	42.4%	6,968.0	42.2%
Foreign	4,773.5	27.4%	4,535.8	27.5%
Residential mortgage-backed	2,355.4	13.5%	2,116.0	12.8%
Commercial mortgage-backed	1,029.6	5.9%	1,005.6	6.1%
Other asset-backed	588.8	3.4%	615.3	3.7%
Total	$17,428.2	100.0%	$16,494.4	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$254.4	$271.3
After one year through five years	3,881.4	4,174.6
After five years through ten years	4,896.5	5,177.1
After ten years	4,174.6	4,322.1
Mortgage-backed securities	2,688.1	2,990.1
Other asset-backed securities	501.6	496.6
Fixed maturities, including securities pledged	$16,396.6	$17,431.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at June 30, 2011 and December 31, 2010.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At June 30, 2011 and December 31, 2010, approximately 41.2% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs, such as interest-only or principal-only strips.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency Residential Mortgage-backed Securities (“RMBS”) markets.  In addition, headwinds from fundamental problems in the housing market negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table as previously referenced. As of June 30, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $135.6 and $20.7, respectively, representing 0.8% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the

Company’s exposure to subprime mortgages were $215.3 and $38.3, respectively, representing 1.2% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	17.6%	2007	25.6%	AAA	35.5%	2007	28.4%
AA	23.3%	2006	27.0%	AA	15.7%	2006	24.0%
A	1.4%	2005 and prior	47.4%	A	1.9%	2005 and prior	47.6%
BBB	3.9%		100.0%	BBB	4.3%		100.0%
BB and below	53.8%			BB and below	42.6%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of June 30, 2011, the fair value and gross unrealized losses aggregated to $112.1 and $16.7, respectively, representing 0.6% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $123.2 and $21.7, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	25.4%	2007	9.1%	AAA	30.9%	2007	9.5%
AA	5.7%	2006	25.5%	AA	3.1%	2006	26.8%
A	2.1%	2005 and prior	65.4%	A	0.6%	2005 and prior	63.7%
BBB	5.0%		100.0%	BBB	5.3%		100.0%
BB and below	61.8%			BB and below	60.1%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have continued to increase in recent months, a continuation of the trends observed since the credit crisis.  However, the pace of increase has slowed and some months have posted month over month declines in delinquent mortgages.  In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early, albeit tentative, signals of a recovery in commercial real estate.  For consumer asset-backed securities, delinquency rates have continued to decline.  While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $1.0 billion and other ABS, excluding subprime exposure, totaled $361.0 and $389.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 52.4%, 11.3%, and 6.0%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 57.5%, 10.6%, and 4.6%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	61.3%	2007	23.1%	AAA	62.3%	2007	21.5%
AA	1.8%	2006	19.1%	AA	2.1%	2006	20.4%
A	18.7%	2005 and prior	57.8%	A	18.8%	2005 and prior	58.1%
BBB	9.4%		100.0%	BBB	8.9%		100.0%
BB and below	8.8%			BB and below	7.9%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of June 30, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	75.0%	2011	2.8%	AAA	68.6%	2010	5.5%
AA	2.0%	2010	6.2%	AA	3.5%	2009	0.2%
A	11.9%	2009	0.2%	A	9.9%	2008	11.7%
BBB	10.7%	2008	12.2%	BBB	17.4%	2007	30.9%
BB and below	0.4%	2007	34.1%	BB and below	0.6%	2006	14.4%
	100.0%	2006	10.5%		100.0%	2005 and prior	37.3%
		2005 and prior	34.0%				100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $2.2 billion and $1.8 billion as of June 30, 2011 and December 31, 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2011. There were no impairments taken on the mortgage loan portfolio for the three months ended June 30, 2010 and $1.0 for the six months ended June 30, 2010. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  At June 30, 2011 and December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At June 30, 2011 and December 31, 2010, the Company had a $1.3 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of June 30, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$546.9	$536.4
50% - 60%	714.6	564.6
60% - 70%	780.8	610.1
70% - 80%	131.1	113.9
80% - 90%	18.3	19.1
Total Commercial Mortgage Loans	$2,191.7	$1,844.1

(1)    Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,557.6	$1,270.0
1.25x - 1.5x	249.7	182.1
1.0x - 1.25x	223.9	191.8
Less than 1.0x	97.9	137.4
Mortgages secured by loans on land or construction loans	62.6	62.8
Total Commercial Mortgage Loans	$2,191.7	$1,844.1

(1)     Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of June 30, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$478.9	21.9%	$375.4	20.4%
South Atlantic	362.4	16.6%	303.1	16.4%
Middle Atlantic	324.5	14.8%	360.0	19.5%
East North Central	231.1	10.5%	144.2	7.8%
West South Central	339.7	15.5%	284.2	15.4%
Mountain	189.0	8.6%	162.1	8.8%
New England	92.4	4.2%	87.6	4.8%
West North Central	87.7	4.0%	53.2	2.9%
East South Central	86.0	3.9%	74.3	4.0%
Total Commercial Mortgage Loans	$2,191.7	100.0%	$1,844.1	100.0%

(1)           Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by Property Type:
Industrial	$853.2	38.9%	$657.6	35.7%
Retail	496.4	22.7%	370.7	20.1%
Office	353.0	16.1%	305.3	16.6%
Apartments	230.6	10.5%	251.3	13.6%
Hotel/Motel	145.0	6.6%	152.2	8.2%
Other	113.5	5.2%	107.0	5.8%
Total Commercial Mortgage Loans	$2,191.7	100.0%	$1,844.1	100.0%

(1)           Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of June 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$476.3	$—
2010	157.7	138.5
2009	88.2	98.3
2008	139.2	141.2
2007	216.7	221.0
2006 and prior	1,113.6	1,245.1
Total Commercial Mortgage Loans	$2,191.7	$1,844.1

(1)           Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for IG and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$32.1	19.9%	$3.3	2.0%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	34.9	21.7%	10.5	6.5%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	49.0	30.4%	31.2	19.5%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$116.0	72.0%	$45.0	28.0%	$154.0	65.6%	$80.7	34.4%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$25.1	$43.5	$14.8	$83.4
Mortgage and other asset-backed securities	10.3	1.9	65.4	77.6
Total unrealized capital losses	$35.4	$45.4	$80.2	$161.0
Fair value	$2,140.2	$938.5	$445.8	$3,524.5

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$454.4	$2.9	$111.7	$6.9	$—	$—	$566.1	$9.8
U.S. corporate, state, and municipalities	897.1	14.6	393.9	22.2	87.9	5.0	1,378.9	41.8
Foreign	387.8	7.6	333.7	14.4	93.6	9.8	815.1	31.8
Residential mortgage-backed	169.9	5.6	98.4	1.9	192.3	42.3	460.6	49.8
Commercial mortgage-backed	117.6	3.9	—	—	9.4	1.0	127.0	4.9
Other asset-backed	113.4	0.8	0.8	—	62.6	22.1	176.8	22.9
Total	$2,140.2	$35.4	$938.5	$45.4	$445.8	$80.2	$3,524.5	$161.0

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 84.7% of the average book value as of June 30, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,202.4	$43.3	$38.9	$9.9	305	17
More than six months and twelve months or less below amortized cost	1,039.5	42.6	46.2	14.2	201	8
More than twelve months below amortized cost	263.6	94.1	17.9	33.9	77	33
Total	$3,505.5	$180.0	$103.0	$58.0	583	58

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for June 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$575.9	$—	$9.8	$—	4	—
U.S. corporate, state and municipalities	1,390.8	29.9	33.3	8.5	204	3
Foreign	833.0	13.9	28.7	3.1	124	4
Residential mortgage-backed	418.2	92.2	21.2	28.6	136	37
Commercial mortgage-backed	131.9	—	4.9	—	16	—
Other asset-backed	155.7	44.0	5.1	17.8	99	14
Total	$3,505.5	$180.0	$103.0	$58.0	583	58

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

During the six months ended June 30, 2011, unrealized capital losses on fixed maturities decreased by $73.7. Lower unrealized losses are primarily due to increased valuation in mortgage and other asset-backed securities, offset by increased long-term yields.

At June 30, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

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

•                              Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
Public utilities	$—	—	$0.6		2
Other U.S. corporate	0.3	1	2.8		15
Foreign(1)	0.2	2	21.5		9
Residential mortgage-backed	3.0	18	3.6		35
Commercial mortgage-backed	8.1	3	3.6		2
Other asset-backed	6.2	26	6.1		14
Equity securities	—	—	—	*	1
Total	$17.8	50	$38.2		78

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

	Six Months Ended June 30,
	2011		2010
		No. of			No. of
	Impairment	Securities	Impairment		Securities
U.S. Treasuries	$—	—	$1.7		1
Public utilities	—	—	1.3		5
Other U.S. corporate	3.9	2	6.1		21
Foreign(1)	3.3	11	34.7		15
Residential mortgage-backed	3.3	23	4.8		37
Commercial mortgage-backed	8.1	3	3.6		2
Other asset-backed	19.4	47	12.2		20
Equity securities	—	—	—	*	1
Mortgage loans on real estate	—	—	1.0		1
Total	$38.0	86.0	$65.4		103

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

The above tables include $3.6 and $6.4 for the three and six months ended June 30, 2011, respectively and $12.5 and $28.1 for the three and six months ended June 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Public utilities	$—	—	$0.6	2
Other U.S. corporate	0.3	1	2.2	13
Foreign(1)	0.2	2	21.5	9
Commercial mortgage-backed	8.1	3	—	—
Other asset-backed	5.6	24	1.4	1
Total	$14.2	30	$25.7	25

(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.3	5
Other U.S. corporate	3.9	2	5.2	18
Foreign(1)	1.2	8	27.7	12
Residential mortgage-backed	0.1	1	—	—
Commercial mortgage-backed	8.1	3	—	—
Other asset-backed	18.3	45	1.4	1
Total	$31.6	59	$37.3	37

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on first-in-first-out methodology.  Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$40.8	$(5.7)
Fixed maturities, at fair value using the fair value option	(0.3)	(24.5)
Equity securities, available-for-sale	1.2	2.0
Derivatives	(25.0)	(11.1)
Other investments	5.8	0.3
Net realized capital gains (losses)	$22.5	$(39.0)

After-tax net realized capital gains (losses)	$25.2	$(34.2)

	Six Months Ended June 30,
	2011	2010
Fixed maturities, available-for-sale	$72.2	$12.7
Fixed maturities, at fair value using the fair value option	(3.7)	(22.4)
Equity securities, available-for-sale	2.8	3.7
Derivatives	(41.5)	(22.6)
Other investments	8.8	2.9
Net realized capital gains (losses)	$38.6	$(25.7)

After-tax net realized capital gains (losses)	$12.2	$(4.8)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$650.3	$70.4	$—	$720.7
U.S. government agencies and authorities	—	548.9	—	548.9
U.S. corporate, state and municipalities	—	7,512.2	133.5	7,645.7
Foreign	—	5,004.9	24.9	5,029.8
Residential mortgage-backed securities	—	2,008.7	12.3	2,021.0
Commercial mortgage-backed securities	—	969.1	—	969.1
Other asset-backed securities	—	447.5	49.1	496.6
Equity securities, available-for-sale	176.1	—	21.7	197.8
Derivatives:
Interest rate contracts	1.3	249.6	—	250.9
Equity contracts	0.1	—	—	0.1
Credit contracts	—	3.5	—	3.5
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,131.9	—	—	1,131.9
Assets held in separate accounts	44,350.6	4,132.5	13.5	48,496.6
Total	$46,310.3	$20,947.3	$255.0	$67,512.6

Liabilities:
Fixed Indexed Annuities	$—	$—	$11.8	$11.8
Product guarantees	—	—	2.5	2.5
Derivatives:
Interest rate contracts	0.2	216.8	—	217.0
Foreign exchange contracts	—	57.7	—	57.7
Credit contracts	—	2.3	9.7	12.0
Total	$0.2	$276.8	$24.0	$301.0

(1) Level 3 net assets and liabilities accounted for  0.3% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 1.2%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$646.1	$68.3	$—	$714.4
U.S. government agencies and authorities	—	582.6	—	582.6
U.S. corporate, state and municipalities	—	7,372.7	11.2	7,383.9
Foreign	—	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	—	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	—	1,029.6	—	1,029.6
Other asset-backed securities	—	341.1	247.7	588.8
Equity securities, available-for-sale	172.9	—	27.7	200.6
Derivatives:
Interest rate contracts	3.5	223.3	—	226.8
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	6.7	—	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	—	—	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,288.7	$20,619.4	$572.8	$65,480.9

Liabilities:
Product guarantees	$—	$—	$3.0	$3.0
Fixed Indexed Annuities	—	—	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	—	227.1
Foreign exchange contracts	—	38.5	—	38.5
Credit contracts	—	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•          A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of June 30, 2011 and December 31, 2010, the Company had a $589.0 and $304.1 receivable, including interest, from ING AIH, respectively.

•          A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2011 and December 31, 2010, ILIAC had no amounts outstanding under the revolving note facility.

•          The Company holds approximately 42% of its assets, excluding separate accounts, in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS, CMO, and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2011, the Company had securities lending obligations of $358.2, which represents 0.5% of the Company’s general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the six months ended June 30, 2010, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the six months ended June 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2011 and December 31, 2010, the Company held $0.1 and $4.7 of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2011 and December 31, 2010, the Company delivered collateral of $73.3 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

On September 21, 2010, Fitch Ratings Ltd. (“Fitch”) maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

On June 16, 2011, A.M. Best affirmed the Company’s financial strength ratings of “A” and the issuer credit ratings of “a+”.  The outlook for the financial strength rating is stable while the outlook for the issuer credit ratings remains negative.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Consolidated Balance Sheets.  At June 30, 2011 and December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $347.5 and $216.7, respectively.  The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $350.5 and $214.6, respectively at June 30, 2011 and December 31, 2010, and is included in Borrowed money on the Condensed Consolidated Balance Sheets. In addition to the purchase obligation at June 30, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At June 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at June 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At June 30, 2011 and December 31, 2010, the fair value of loaned securities was $351.3 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Income Taxes

Estimated liabilities have been provided for uncertain tax benefits related to Internal Revenue Service tax audits and state tax exams that have not been completed. The current payable of $4.5 may be reduced in less than one year, upon completion of such audits and exams.

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

On November 10, 2010, ING announced that while the option of implementing the separation through one global IPO remains open, ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of two IPOs: one Europe-led IPO and one separate U.S.-focused IPO.  As part of its preparation for a potential U.S.-focused IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. Insurance operations by approximately $125.0 per year. The objective of these initiatives is to create a stronger and more profitable U.S. insurance business in preparation for a potential IPO.  Preparation for a potential U.S.-focused IPO will also require its management to prepare consolidated US GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its US GAAP accounting policies.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies footnote to the Condensed Consolidated Financial Statements.)

Recently Enacted Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act (“PPACA”) into law, as well as signed the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA (collectively, the “Act”).  The Act requires employers to make certain conforming changes to retiree health benefits provided in order to comply with the new legislation.  Significant provisions of the Act include expanded benefit mandates, an excise tax on health insurance coverage exceeding a threshold amount, and a temporary reinsurance program for eligible employment-based plans.  The effect of the Act on the Company’s projected benefit obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material.  The Company will continue to monitor and assess the effect of the Act as the regulatory requirements are finalized.

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

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant.  However, the proposed rule provides little insight into the designation of a nonbank financial company as a Systemically Significant Company because it substantially repeats the statutory language of the Dodd-Frank Act on the criteria for such designation.  The comment period for the proposed rule expired in February 2011, but a final rule has not yet been issued. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

The Small Business Job Act of 2010, signed into law on September 27, 2010, contained provisions that could provide additional opportunities to the Company’s retirement business by allowing individuals greater flexibility to manage their retirement savings, through products and services offered by the Company.  The new legislation permits both the partial annuitization of non-qualified annuity account balances as well as in-plan Roth conversions of distribution-eligible amounts by 401(k), 403(b) and 457 defined contribution plan participants.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.  The Department of Labor (“DOL”) recently issued interim final regulations concerning the fee disclosure obligations under ERISA for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. The DOL recently extended these interim final regulations from July 16, 2011 to January 1, 2012.  These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.  The DOL has proposed a rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan’s participants.  The rule could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

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

The recovery in the global capital markets during 2010 was notable, as investors added to risky assets.  Returns across an array of asset classes reflected an increase in investor confidence in the sustainability of the economic recovery and the need for returns in excess of risk-free rates held down by coordinated government intervention.  However, the risks of a substantive relapse in the economy and risk assets remains and must be carefully considered and managed.  Recent unrest in the Middle East and North Africa, as well as issues related to raising the U.S. debt limit, the downgrade of the U.S. credit rating by Standard & Poor’s (“S&P”) and potential further downgrades of the U.S. credit rating by S&P or other rating agencies, have renewed concern about the potential for economic contagion related to global geo-political risk.  The vulnerability of core and peripheral European economies to a long-term disruption in the flow of oil and natural gas to the region is a concern, as well as the still unresolved sovereign debt problems that weakened the capital markets during 2010 and have continued in 2011.  Domestically, stubbornly high unemployment and the uneven recovery in the residential real estate market, despite the efforts of policymakers in Washington, are sources of concern.  To this point, accommodative monetary and fiscal policies have not pressured inflation materially higher in part because of the significant economic slack that remains particularly in the labor markets.   However, the potential for commodity and food prices to put upward pressure on inflation and interest rates is a very real concern.  These market conditions represent significant financial and capital markets risk and have the potential to negatively affect the strength and sustainability of the global economic recovery, as well as investors’ risk appetite across all asset classes.   The Company’s results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result.

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

Item 6.                                 Exhibits

See Exhibit Index on pages 103-106 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2011		ING Life Insurance and Annuity Company
(Date)		(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.58	Incorporated by reference to Post-Effective Amendment No. 15 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.

4.59	Incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-4 (File No. 333-109860) as filed on September 17, 2010.

10.1+	Reciprocal Loan Agreement, dated as of April 1, 2011, between ILIAC and ING America Insurance Holdings, Inc.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Robert G. Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Robert G. Leary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document (1)

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

(1)               Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholder’s Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.