Form 10-Q
period 2011-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2011-11-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 4, 2011, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Form 10-Q for the period ended September 30, 2011

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

PART I.                            FINANCIAL INFORMATION (UNAUDITED)

Item 1.                                   Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Net investment income	$336.7	$327.0	$1,060.4	$985.6
Fee income	152.0	134.8	470.7	417.0
Premiums	10.7	22.0	27.1	43.4
Broker-dealer commission revenue	51.8	51.8	167.1	162.8
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(44.0)	(24.3)	(84.3)	(118.2)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	4.3	13.1	6.6	41.6
Net other-than-temporary impairments recognized in earnings	(39.7)	(11.2)	(77.7)	(76.6)
Other net realized capital gains	23.0	14.8	99.6	54.5
Total net realized capital gains (losses)	(16.7)	3.6	21.9	(22.1)
Other income	3.6	10.3	16.9	25.8
Total revenue	538.1	549.5	1,764.1	1,612.5
Benefits and expenses:
Interest credited and other benefits to contract owners	342.5	187.5	707.5	570.5
Operating expenses	157.1	184.4	449.0	518.7
Broker-dealer commission expense	51.8	51.8	167.1	162.8
Net amortization of deferred policy acquisition costs and value of business acquired	12.3	(2.1)	131.7	47.8
Interest expense	0.6	0.7	1.9	2.2
Total benefits and expenses	564.3	422.3	1,457.2	1,302.0
Income (loss) before income taxes	(26.2)	127.2	306.9	310.5
Income tax expense (benefit)	(108.0)	(8.8)	19.7	39.9
Net income	$81.8	$136.0	$287.2	$270.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $15,817.3 at 2011 and $15,104.5 at 2010)	$17,138.9	$16,012.6
Fixed maturities, at fair value using the fair value option	502.9	453.4
Equity securities, available-for-sale, at fair value (cost of $165.1 at 2011 and $179.6 at 2010)	180.0	200.6
Short-term investments	577.2	222.4
Mortgage loans on real estate	2,307.0	1,842.8
Loan - Dutch State obligation	450.9	539.4
Policy loans	248.8	253.0
Limited partnerships/corporations	512.1	463.5
Derivatives	479.9	234.2
Securities pledged (amortized cost of $304.4 at 2011 and $936.5 at 2010)	323.3	962.2
Total investments	22,721.0	21,184.1
Cash and cash equivalents	276.0	231.0
Short-term investments under securities loan agreement, including collateral delivered	230.3	675.4
Accrued investment income	266.0	240.5
Receivable for securities sold	21.5	5.6
Reinsurance recoverable	2,283.0	2,355.9
Deferred policy acquisition costs	1,048.0	1,023.0
Value of business acquired	419.0	716.4
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	647.2	304.1
Due from affiliates	71.9	48.3
Current income tax recoverable	68.9	—
Property and equipment	85.6	87.4
Other assets	70.1	128.2
Assets held in separate accounts	43,091.9	46,489.1
Total assets	$71,475.4	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$22,621.0	$21,491.6
Payable for securities purchased	46.4	33.3
Payables under securities loan agreement, including collateral held	271.6	680.1
Borrowed money	0.3	214.7
Notes payable	4.9	4.9
Due to affiliates	116.3	121.2
Current income taxes	—	49.3
Deferred income taxes	476.3	466.9
Other liabilities	682.8	654.6
Liabilities related to separate accounts	43,091.9	46,489.1
Total liabilities	67,311.5	70,205.7

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,527.5	4,326.0
Accumulated other comprehensive income	521.4	304.5
Retained earnings (deficit)	(887.8)	(1,175.0)
Total shareholder’s equity	4,163.9	3,458.3
Total liabilities and shareholder’s equity	$71,475.4	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2010	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Comprehensive income:
Net income	—	—	—	270.6	270.6
Other comprehensive income, net of tax:
Change in net unrealized capital gains (losses) on securities ($175.0 pretax)	—	—	237.0	—	237.0
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($ (28.7) pretax)	—	—	(18.7)	—	(18.7)
Total comprehensive income					488.9
Dividends paid	—	(203.0)	—	—	(203.0)
Employee share-based payments	—	0.6	—	—	0.6
Balance at September 30, 2010	$2.8	$4,325.8	$203.3	$(1,341.3)	$3,190.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2011	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3
Comprehensive income:
Net income	—	—	—	287.2	287.2
Other comprehensive income, net of tax
Change in net unrealized capital gains (losses) on securities ($240.7 pretax)	—	—	206.0	—	206.0
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss) ($18.4 pretax)	—	—	12.0	—	12.0
Pension and other post-employment benefits liability ($(1.7)pretax)			(1.1)		(1.1)
Total comprehensive income	—	—	—	—	504.1
Contribution of capital	—	201.0	—	—	201.0
Employee share-based payments	—	0.5	—	—	0.5
Balance at September 30, 2011	$2.8	$4,527.5	$521.4	$(887.8)	$4,163.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$695.8	$803.3

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,859.7	4,757.3
Equity securities, available-for-sale	78.8	11.2
Mortgage loans on real estate	258.6	106.1
Limited partnerships/corporations	63.1	18.6
Acquisition of:
Fixed maturities	(4,961.5)	(5,636.6)
Equity securities, available-for-sale	(55.5)	(16.0)
Mortgage loans on real estate	(721.7)	(50.2)
Limited partnerships/corporations	(48.6)	(48.4)
Derivatives, net	(38.8)	(121.6)
Policy loans, net	4.2	1.8
Short-term investments, net	(355.6)	468.3
Loan-Dutch State obligation, net	88.5	96.8
Collateral held, net	36.6	29.6
Sales (purchases) of fixed assets, net	(0.8)	—
Net cash used in investing activities	(793.0)	(383.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	2,314.8	1,480.6
Maturities and withdrawals from investment contracts	(1,816.1)	(1,606.3)
Short-term repayments from affiliates	(343.1)	(21.2)
Short-term repayments of repurchase agreements, net	(214.4)	—
Dividends to parent	—	(203.0)
Contribution of capital from parent	201.0	—
Net cash provided by (used in) financing activities	142.2	(349.9)
Net increase in cash and cash equivalents	45.0	70.3
Cash and cash equivalents, beginning of period	231.0	243.3
Cash and cash equivalents, end of period	$276.0	$313.6

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

The condensed consolidated financial statements for the nine months ended September 30, 2011, include ILIAC and its wholly-owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).  ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

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

The condensed consolidated financial statements and notes as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim reporting and are unaudited.

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

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts.  Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers pension and retirement savings plan administrative services.

The Company has one operating segment.

Recently Adopted Accounting Standards

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Accounting Standards CodificationTM (“ASC”) Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

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

Also, ASU 2011-02 requires disclosure of the information in ASU 2010-20 about troubled debt restructuring, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the period ended September 30, 2011, as there were no troubled debt restructurings during that period.

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method.  For each disaggregated ending balance, an entity also is required to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments note to these Condensed Consolidated Financial Statements, except for the disclosures about troubled debt restructurings included in ASU 2011-02, which was adopted by the Company on July 1, 2011. The disclosures that include information for activity that occurs during a reporting period, which are effective for periods beginning after December 15, 2010, were adopted by the Company on January 1, 2011 and are included in the Financial Instruments note to these Condensed Consolidated Financial Statements.  As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments note to these Condensed Consolidated Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the periods ended September 30, 2011 and December 31, 2010, as there were no decreases in ownership of a subsidiary during those periods.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities,” (“ASU 2009-17”), which eliminates the exemption for qualifying special-purpose entities (“QSPEs”), as well as amends the consolidation guidance for variable interest entities (“VIEs”), as follows:

•                              Removes the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

VIE’s activities, and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE; and

•                              Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE; and

•                              Requires enhanced disclosures, including (i) presentation on the balance sheet of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized on the balance sheet and (ii) the maximum exposure to loss for those VIEs in which a reporting entity is determined not to be the primary beneficiary, but in which the reporting entity has a variable interest.

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which primarily defers to ASU 2009-17 for an investment in an entity that is accounted for as an investment company.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous US GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Condensed Consolidated Financial Statements.

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

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively. Retrospective application is permitted, and early adoption is permitted at the beginning of an entity’s annual reporting period.  The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2010-26, which could be material to the financial position of the Company.

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

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies note to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

2.                                      Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of September 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$500.7	$123.5	$—	$624.2	$—
U.S. government agencies and authorities	400.6	33.7	—	434.3	—
State, municipalities, and political subdivisions	107.1	10.6	8.4	109.3	—

U.S. corporate securities:
Public utilities	1,822.8	177.5	7.8	1,992.5	—
Other corporate securities	5,770.2	504.3	39.0	6,235.5	—
Total U.S. corporate securities	7,593.0	681.8	46.8	8,228.0	—

Foreign securities(1):
Government	259.0	22.1	2.3	278.8	—
Other	4,477.8	311.8	58.8	4,730.8	—
Total foreign securities	4,736.8	333.9	61.1	5,009.6	—

Residential mortgage-backed securities	1,988.3	303.7	52.4	2,239.6	26.9
Commercial mortgage-backed securities	888.9	45.7	19.8	914.8	9.6
Other asset-backed securities	409.2	21.3	25.2	405.3	4.5

Total fixed maturities, including securities pledged	16,624.6	1,554.2	213.7	17,965.1	41.0
Less: securities pledged	304.4	21.0	2.1	323.3	—
Total fixed maturities	16,320.2	1,533.2	211.6	17,641.8	41.0
Equity securities	165.1	15.4	0.5	180.0	—
Total investments	$16,485.3	$1,548.6	$212.1	$17,821.8	$41.0

(1)    Primarily U.S. dollar denominated.

(2)    Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,442.0	73.5	13.3	1,502.2	—
Other corporate securities	5,380.1	392.0	31.1	5,741.0	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	—	200.6	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of September 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$278.6	$291.0
After one year through five years	3,814.4	4,040.6
After five years through ten years	5,151.0	5,482.3
After ten years	4,094.2	4,591.5
Mortgage-backed securities	2,877.2	3,154.4
Other asset-backed securities	409.2	405.3
Fixed maturities, including securities pledged	$16,624.6	$17,965.1

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at September 30, 2011 and December 31, 2010.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2011 and December 31, 2010, approximately 41.4% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value reported in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Consolidated Balance Sheets.  At September 30, 2011, there were no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $216.7. There were no repurchase obligation related to dollar rolls and repurchase agreements including accrued interest at September 30, 2011. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $214.6 at December 31, 2010, and is included in Borrowed money on the Condensed Consolidated Balance Sheets. In addition to the purchase obligation at September 30, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At September 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2011 and December 31, 2010, the fair value of loaned securities was $219.7 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Equity Method Investments

The Company uses the equity method of accounting for investments in limited partnership interests, consisting primarily of private equities and hedge funds, in which it has more than a minor equity interest or more than a minor influence over the partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is available and the contractual right exists to receive such financial information on a timely basis. The Company uses the cost method of accounting for investments in limited partnership interests in which it has a minor equity investment and virtually no influence over the partnership’s operations. The Company reports the distributions from limited partnership interests accounted for under the cost method and equity in earnings from limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in limited partnerships for impairments. The Company considers its cost method investments for Other-Than-Temporary Impairments (“OTTI”) when the carrying value of limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than temporarily impaired. When an OTTI is deemed to have occurred, it is recorded in Net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. Rather, the VIEs are accounted for using the equity

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

method of accounting. The Company provided no non-contractual financial support and its carrying value represents the Company’s maximum exposure to loss. The carrying value of collateralized loan obligations of $1.0 and $0.6 at September 30, 2011 and December 31, 2010, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) or securities rated BBB and above and Below Investment Grade (“BIG”) or securities rated BB and below by duration were as follows at September 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$58.9	27.6%	$43.6	20.4%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	11.7	5.5%	7.1	3.3%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	48.4	22.5%	44.0	20.7%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$119.0	55.6%	94.7	44.4%	$154.0	65.6%	$80.7	34.4%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$79.2	$13.8	$23.3	$116.3
Mortgage and other asset-backed securities	23.3	5.0	69.1	97.4
Total unrealized capital losses	$102.5	$18.8	$92.4	$213.7
Fair value	$1,956.0	$294.7	$404.1	$2,654.8

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$12.0	$—	$—	$—	$—	$—	$12.0	$—
U.S. corporate, state, and municipalities	989.2	39.5	38.7	4.4	110.9	11.3	1,138.8	55.2
Foreign	660.1	39.7	161.1	9.4	66.0	12.0	887.2	61.1
Residential mortgage-backed	129.5	4.7	84.0	3.8	176.6	43.9	390.1	52.4
Commercial mortgage-backed	141.4	17.6	7.0	0.4	8.5	1.8	156.9	19.8
Other asset-backed	23.8	1.0	3.9	0.8	42.1	23.4	69.8	25.2
Total	$1,956.0	$102.5	$294.7	$18.8	$404.1	$92.4	$2,654.8	$213.7

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.4% of the average book value as of September 30, 2011.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,025.2	$101.4	$90.5	$29.3	461	35
More than six months and twelve months or less below amortized cost	367.8	18.4	21.8	7.0	101	6
More than twelve months below amortized cost	230.1	125.6	19.5	45.6	79	39
Total	$2,623.1	$245.4	$131.8	$81.9	641	80

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$12.0	$—	$—	$—	1	—
U.S. corporate, state and municipalities	1,157.6	36.4	44.9	10.3	222	5
Foreign	898.3	50.0	46.8	14.3	200	19
Residential mortgage-backed	356.6	85.9	23.4	29.0	130	37
Commercial mortgage-backed	153.3	23.4	12.4	7.4	18	2
Other asset-backed	45.3	49.7	4.3	20.9	70	17
Total	$2,623.1	$245.4	$131.8	$81.9	641	80

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

At September 30, 2011 and December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $10.1, or 4.7% and $10.0, or 4.3%, of the total unrealized capital losses, as of September 30, 2011 and December 31, 2010, respectively.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in OTTI, which follows this section. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

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

When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

•                              Additional factors considered for structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”) and other Asset-backed Securities (“ABS”) include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, subordination, collateral default rates, and other collateral

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss), by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$6.1	4	$0.1	1
Foreign(1)	16.1	12	6.9	3
Residential mortgage-backed	1.9	25	0.8	12
Commercial mortgage-backed	13.2	5	0.6	1
Other asset-backed	2.4	6	2.5	9
Limited partnerships	—	—	0.2	1
Equity securities	—	—	0.1	1
Total	$39.7	52	$11.2	28

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.3	5
Other U.S. corporate	10.0	5	5.2	19
Foreign(1)	19.4	20	41.6	17
Residential mortgage-backed	5.2	30	5.6	41
Commercial mortgage-backed	21.3	6	4.2	2
Other asset-backed	21.8	51	14.7	25
Limited partnerships	—	—	1.2	3
Equity securities	—	—	0.1	1
Mortgage loans on real estate	—	—	1.0	1
Total	$77.7	112	$76.6	115

(1) Primarily U.S. dollar denominated.

The above tables include $4.0 and $10.4 for the three and nine months ended September 30, 2011, respectively, and $11.1 and $39.2 for the three and nine months ended September 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
			No. of		No. of
	Impairment		Securities	Impairment	Securities
Other U.S. corporate	$6.1		4	$0.1	1
Foreign(1)	14.2		10	—	—
Residential mortgage-backed	—	*	3	—	—
Commercial mortgage-backed	13.2		5	—	—
Other asset-backed	2.2		4	—	—
Total	$35.7		26	$0.1	1

(1) Primarily U.S. dollar denominated.

* Less than $0.1.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.4	5
Other U.S. corporate	10.0	5	5.3	19
Foreign(1)	15.4	17	27.6	12
Residential mortgage-backed	0.1	4	—	—
Commercial mortgage-backed	21.3	6	—	—
Other asset-backed	20.5	43	1.4	1
Total	$67.3	75	$37.4	38

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of fixed maturities with other-than-temporary impairments as of September 30, 2011 and 2010 was $1.7 billion and $2.1 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for the three and nine months ended September 30, 2011 and 2010, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2011	2010
Balance at July 1	$31.2	$53.5
Additional credit impairments:
On securities not previously impaired	0.3	1.7
On securities previously impaired	1.7	1.1
Reductions:
Securities sold, matured, prepaid or paid down	(15.1)	(2.3)
Balance at September 30	$18.1	$54.0

	Nine Months Ended September 30,
	2011	2010
Balance at January 1	$50.7	$46.0
Additional credit impairments:
On securities not previously impaired	0.6	9.4
On securities previously impaired	5.1	5.2
Reductions:
Securities intent impairments	(8.6)	—
Securities sold, matured, prepaid or paid down	(29.7)	(6.6)
Balance at September 30	$18.1	$54.0

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is generally determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$22.3	$6.3
Fixed maturities, at fair value using the fair value option	(25.3)	0.1
Equity securities, available-for-sale	3.0	(0.9)
Derivatives	(17.8)	(2.2)
Other investments	1.1	0.3
Net realized capital gains (losses)	$(16.7)	$3.6

After-tax net realized capital gains	$63.0	$23.1

	Nine Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$94.5	$18.5
Fixed maturities, at fair value using the fair value option	(29.0)	(21.9)
Equity securities, available-for-sale	5.7	2.8
Derivatives	(59.3)	(24.7)
Other investments	10.0	3.2
Net realized capital gains (losses)	$21.9	$(22.1)

After-tax net realized capital gains	$75.2	$18.2

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
Proceeds on sales	$4,262.5	$4,055.3
Gross gains	198.3	154.0
Gross losses	28.0	24.8

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$574.1	$50.1	$—	$624.2
U.S. government agencies and authorities	—	434.3	—	434.3
U.S. corporate, state and municipalities	—	8,201.1	136.2	8,337.3
Foreign	—	4,989.4	20.2	5,009.6
Residential mortgage-backed securities	—	2,227.6	12.0	2,239.6
Commercial mortgage-backed securities	—	914.8	—	914.8
Other asset-backed securities	—	367.6	37.7	405.3
Equity securities, available-for-sale	161.0	—	19.0	180.0
Derivatives:
Interest rate contracts	6.6	470.0	—	476.6
Foreign exchange contracts	—	0.5	—	0.5
Equity contracts	0.1	—	—	0.1
Credit contracts	—	2.7	—	2.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,083.5	—	—	1,083.5
Assets held in separate accounts	39,001.1	4,076.5	14.3	43,091.9
Total	$40,826.4	$21,734.6	$239.4	$62,800.4

Liabilities:
Fixed Indexed Annuities	$—	$—	$13.9	$13.9
Product guarantees	—	—	150.8	150.8
Derivatives:
Interest rate contracts	—	319.0	—	319.0
Foreign exchange contracts	—	42.2	—	42.2
Credit contracts	—	11.6	15.6	27.2
Total	$—	$372.8	$180.3	$553.1

(1)

Level 3 net assets and liabilities accounted for 0.1% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.2%.

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

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.  Certain U.S. Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the year ended December 31, 2010, include U.S. Treasury strips of $60.6 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. In addition, further disclosure of estimated fair values is included in this Financial Instruments note. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during 2011 and 2010, except for the Company’s use of commercial pricing services to value certain CMOs which commenced in the first quarter of 2010.  Certain CMOs were previously valued using an average of broker quotes when more than one broker quote is provided.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS, and RMBS, including certain CMO assets and subprime RMBS.  During the first quarter of 2011, the market for subprime RMBS had been determined to be active, and as such, these securities are now included in Level 2 of the valuation hierarchy.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At September 30, 2011, $157.3 and $13.4 billion of a total of $18.0 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The fair values for cash equivalents and certain short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.  Derivatives are carried at fair value (on the Condensed Consolidated Balance Sheets), which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, or through values established by third party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s own credit risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  All other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011
										Change in
	Fair Value	Total realized/unrealized			Purchases		Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and		in to	out of	as of	(losses) included
	July 1	Net income		OCI	issuances	Settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$133.5	$—		$3.2	$—	$(0.5)	$—	$—	$136.2	$—
Foreign	24.9	—		(0.4)	—	(1.6)	—	(2.7)	20.2	—
Residential mortgage-backed securities	12.3	(0.3)		0.1	—	(0.1)	—	—	12.0	(0.3)
Other asset-backed securities	49.1	(1.7)		(0.5)	—	(7.9)	—	(1.3)	37.7	(2.1)
Total fixed maturities, including securities pledged	219.8	(2.0)		2.4	—	(10.1)	—	(4.0)	206.1	(2.4)

Equity securities, available-for-sale	21.7	—		—	0.2	(2.9)	—	—	19.0	—

Derivatives, net	(9.7)	(6.2)		—	0.3	—	—	—	(15.6)	(6.2)

Product guarantees	(2.5)	(146.8	)(1)	—	(1.5)	—	—	—	(150.8)	—

Fixed Indexed Annuities	(11.8)	(0.7	)(1)	—	(1.4)	—	—	—	(13.9)	—

Separate Accounts	13.5	(0.6)		—	7.7	(0.4)	—	(5.9)	14.3	(0.7)

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2011
										Change in
	Fair Value	Total realized/unrealized			Purchases		Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			and		in to	out of	as of	(losses) included
	January 1	Net income		OCI	issuances	Settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$—		$6.4	$13.9	$(16.0)	$120.7	$—	$136.2	$—
Foreign	11.4	0.7		(1.2)	—	(8.8)	22.3	(4.2)	20.2	—
Residential mortgage-backed securities	252.5	(2.9)		2.4	3.0	(15.8)	—	(227.2)	12.0	(0.7)
Other asset-backed securities	247.7	(28.3)		16.6	—	(127.7)	1.5	(72.1)	37.7	(3.7)
Total fixed maturities, including securities pledged	522.8	(30.5)		24.2	16.9	(168.3)	144.5	(303.5)	206.1	(4.4)

Equity securities, available-for-sale	27.7	0.1		0.1	4.2	(4.2)	—	(8.9)	19.0	—

Derivatives, net	(13.6)	(2.2)		—	0.2	—	—	—	(15.6)	(2.3)

Product guarantees	(3.0)	(143.7	)(1)	—	(4.1)	—	—	—	(150.8)	—

Fixed Indexed Annuities	(5.6)	(1.6	)(1)	—	(6.7)	—	—	—	(13.9)	—

Separate Accounts	22.3	(0.1)		—	7.8	(3.1)	—	(12.6)	14.3	—

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

	Three Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	July 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$44.5	$—		$0.3	$(0.1)	$—	$(38.5)	$6.2	$—
Foreign	38.4	0.4		0.3	(0.6)	10.8	(33.6)	15.7	—
Residential mortgage-backed securities	192.6	(1.5)		(1.9)	21.2	302.7	(89.6)	423.5	(6.7)
Other asset-backed securities	245.7	(2.8)		14.5	12.0	—	(1.2)	268.2	(2.7)
Total Fixed maturities, including securities pledged	521.2	(3.9)		13.2	32.5	313.5	(162.9)	713.6	(9.4)

Equity securities, available for sale	26.8	(0.9)		2.2	0.4	2.8	—	31.3	—

Derivatives, net	(29.1)	2.5		—	—	—	—	(26.6)	2.5

Product guarantees	(38.5)	(22.6	)(1)	—	(1.6)	—	—	(62.7)	—

Separate Accounts	49.2	0.3		—	(29.3)	—	—	20.2	0.1

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2010
									Change in
	Fair Value	Total realized/unrealized			Purchases,	Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:			issuances, and	in to	out of	as of	(losses) included
	January 1	Net income		OCI	settlements	Level 3(2)	Level 3(2)	September 30	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$—	$—		$0.4	$(0.3)	$6.1	$—	$6.2	$—
Foreign	—	0.4		1.2	2.3	11.8	—	15.7	—
Residential mortgage-backed securities	1,284.1	(5.6)		4.4	41.5	—	(900.9)	423.5	(5.6)
Other asset-backed securities	188.8	(15.3)		44.7	1.9	48.1	—	268.2	(15.3)
Total Fixed maturities, including securities pledged	1,472.9	(20.5)		50.7	45.4	66.0	(900.9)	713.6	(20.9)

Equity securities, available for sale	39.8	(0.4)		2.3	13.5	2.2	(26.1)	31.3	—

Derivatives, net	(48.3)	(0.7)		—	22.4	—	—	(26.6)	16.7

Product guarantees	(6.0)	(52.0	)(1)	—	(4.7)	—	—	(62.7)	—

Separate Accounts	—	6.1		—	(60.1)	74.2	—	20.2	1.5

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the nine months ended September 30, 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.  The transfers out of Level 3 during the nine months ended September 30, 2010 in fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations for certain CMO assets.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three and nine months ended September 30, 2011 and 2010, are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$17,462.2	$17,462.2	$16,974.8	$16,974.8
Fixed maturities, at fair value using the fair value option	502.9	502.9	453.4	453.4
Equity securities, available-for-sale	180.0	180.0	200.6	200.6
Mortgage loans on real estate	2,307.0	2,358.9	1,842.8	1,894.8
Loan-Dutch State obligation	450.9	455.1	539.4	518.7
Policy loans	248.8	248.8	253.0	253.0
Limited partnerships/corporations	512.1	538.9	463.5	493.8
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,083.5	1,083.5	1,128.8	1,128.8
Derivatives	479.9	479.9	234.2	234.2
Notes receivable from affiliates	175.0	165.0	175.0	177.0
Assets held in separate accounts	43,091.9	43,091.9	46,489.1	46,489.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,257.8	1,348.5	1,313.2	1,311.5
Without a fixed maturity	17,970.8	20,014.8	16,902.6	16,971.6
Product guarantees	150.8	150.8	3.0	3.0
Fixed Indexed Annuities	13.9	13.9	5.6	5.6
Derivatives	388.4	388.4	280.3	280.3

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

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the NAV as provided by the investee.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at September 30, 2011 and December 31, 2010.

	2011	2010

Total commercial mortgage loans	$2,308.2	$1,844.1
Collective valuation allowance	(1.2)	(1.3)

Total net commercial mortgage loans	$2,307.0	$1,842.8

As of September 30, 2011, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored monthly on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.  The changes in the collective valuation allowance were as follows at September 30, 2011 and December 31, 2010.

	2011	2010

Collective valuation allowance for losses, beginning of period	$1.3	$2.0
Addition to / (release of) allowance for losses	(0.1)	(0.7)

Collective valuation allowance for losses, end of period	$1.2	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at September 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$531.8	$536.4
50% - 60%	766.9	564.6
60% - 70%	864.7	610.1
70% - 80%	126.9	113.9
80% - 90%	17.9	19.1
Total Commercial Mortgage Loans	$2,308.2	$1,844.1

(1)    Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,537.9	$1,270.0
1.25x - 1.5x	395.0	182.1
1.0x - 1.25x	290.8	191.8
Less than 1.0x	84.5	137.4
Mortgages secured by loans on land or construction loans	—	62.8
Total Commercial Mortgage Loans	$2,308.2	$1,844.1

(1)    Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. There was 1 mortgage loan in the Company’s portfolio in arrears with respect to principal and interest at September 30, 2011 with a total book value of $3.0. As of December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest. The Company’s policy is to recognize interest income until a loan becomes 90

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of September 30, 2011 and December 31, 2010.

	2011	2010
	Carrying Value	Carrying Value

Impaired loans without valuation allowances	$5.9	$9.5

Unpaid principal balance of impaired loans	$7.4	$12.0

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010

Impaired loans, average investment during the period	$7.6	$15.4
Interest income recognized on impaired loans, on an accrual basis	0.1	0.2
Interest income recognized on impaired loans, on a cash basis	0.2	0.2

	Nine Months Ended September 30,
	2011	2010

Impaired loans, average investment during the period	$7.7	$21.1
Interest income recognized on impaired loans, on an accrual basis	0.5	0.7
Interest income recognized on impaired loans, on a cash basis	0.5	0.8

For the three and nine months ended September 30, 2011 and 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

Derivative Financial Instruments

The Company’s use of derivatives is limited mainly to economic hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk, and market risk. It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

•                             Fair Value Hedge Relationship:  For derivative instruments that are designated and qualify as a fair value hedge (e.g., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses).

•                             Cash Flow Hedge Relationship: For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to the variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative’s change in value, if any, along with any of the derivative’s change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the Condensed Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurring, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Condensed Consolidated Statement of Operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the Condensed Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

The notional amounts and fair values of derivatives were as follows as of September 30, 2011 and December 31, 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Interest rate contracts	1,020.7	$159.1	$2.7	7.2	$0.6	$—
Foreign exchange contracts	—	—	—	7.2	—	0.1
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	16,595.4	317.5	316.3	16,737.7	226.2	227.1
Foreign exchange contracts	237.7	0.5	42.2	233.0	0.7	38.4
Equity contracts	7.8	0.1	—	3.7	—	—
Credit contracts	548.4	2.7	27.2	641.4	6.7	14.7
Managed custody guarantees(2)	N/A	—	0.8	N/A	—	2.0
Embedded derivatives:
Within retail annuity products(2)	N/A	—	163.9	N/A	—	6.6
Total		$479.9	$553.1		$234.2	$288.9

N/A - Not applicable.

(1)	The fair values are reported in Derivatives or Other liabilities on the Condensed Consolidated Balance Sheets.
(2)	The fair values are reported in Future policy benefits and claim reserves on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives: Qualifying for hedge accounting(1)	$	$	$	$
Interest rate contracts	0.2	(0.5)	—	(0.5)
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	(13.4)	3.9	(44.1)	(34.9)
Foreign exchange contracts	16.0	(14.9)	(0.9)	9.8
Equity contracts	(1.6)	0.1	(1.3)	0.1
Credit contracts	(19.0)	9.2	(13.0)	0.8
Managed custody guarantees(2)	0.8	0.3	1.3	5.3
Embedded derivatives:
Within retail annuity products(2)	(148.3)	(22.9)	(146.6)	(57.3)
Total	$(165.3)	$(24.8)	$(204.6)	$(76.7)

(1)	Changes in value are included in Net realized capital losses on the Condensed Consolidated Statements of Operations.
(2)	Changes in value are included in Interest credited and other benefits to contract owners on the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At September 30, 2011, the fair value of credit default swaps of $2.7 and $27.2 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, the maximum potential future exposure to

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

the Company on the sale of credit protection under credit default swaps was $518.3 and $625.6, respectively.

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

Activity within DAC was as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Balance at January 1	$1,023.0	$901.8
Deferrals of commissions and expenses	114.4	104.7
Amortization:
Amortization	(136.8)	(90.0)
Interest accrued at 5% to 7%	52.7	48.1
Net amortization included in Condensed Consolidated Statements of Operations	(84.1)	(41.9)
Change in unrealized capital gains/losses on available-for-sale securities	(5.3)	(9.1)
Balance at September 30	$1,048.0	$955.5

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity within VOBA was as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Balance at January 1	$716.4	$991.5
Deferrals of commissions and expenses	8.6	16.2
Amortization:
Amortization	(106.1)	(61.6)
Interest accrued at 5% to 7%	58.5	55.7
Net amortization included in Condensed Consolidated Statements of Operations	(47.6)	(5.9)
Change in unrealized capital gains/losses on available-for-sale securities	(258.4)	(70.4)
Balance at September 30	$419.0	$931.4

5.                                      Capital Contributions and Dividends

During the nine months ended September 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the nine months ended September 30, 2010, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the nine months ended September 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.                                      Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were 412.2% and (6.9)%, respectively.  The effective tax rates for the nine months ended September 30, 2011 and 2010 were 6.4% and 12.9%, respectively. The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended September 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividend received deduction	96.2%	(12.9)%
Valuation allowance	282.2%	(11.7)%
Audit settlement	—	(18.2)%
Other	(1.2)%	0.9%
Effective rate at September 30	412.2%	(6.9)%

	Nine Months Ended September 30,
	2011	2010
Statutory rate	35.0%	35.0%

Dividend received deduction	(10.1)%	(6.6)%
Valuation allowance	(19.9)%	(8.7)%
IRS audit adjustment	1.2%	(7.4)%
Other	0.2%	0.6%
Effective rate at September 30	6.4%	12.9%

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. At September 30, 2011, the Company did not have a tax valuation allowance related to realized and unrealized capital losses.  At December 31, 2010, the Company had a tax valuation allowance of $109.0, related to realized and unrealized capital losses.  As of September 30, 2011 and December 31, 2010, the Company had a full tax valuation allowance of $11.1, related to foreign tax credits, the benefit of which is uncertain.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods ended September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Balance at beginning of period	$23.0	$12.8
Additions for tax positions related to prior years	4.5	36.2
Reductions for tax positions related to prior years	(4.5)	(25.8)
Reductions for settlements with taxing authorities	(23.0)	(0.2)
Balance at end of period	$—	$23.0

The Company had no unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, which would affect the Company’s effective tax rate if recognized.

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

Under this agreement, the Company did not incur any interest expense for the three and nine months ended September 30, 2011 and 2010.  The Company earned interest income

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

of $0.3 and $0.8 for the three and nine months ended September 30, 2011, respectively, and $0.2 and $0.8 for the three and nine months ended September 30, 2010, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of September 30, 2011 and December 31, 2010, the Company had an outstanding receivable of $647.2 and $304.1, respectively, from ING AIH under the reciprocal loan agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements note to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

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

At September 30, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $349.4, of which $170.0 was with related parties.  At December 31, 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $336.3, of which $144.0 was with related parties.  During the three and nine months ended September 30, 2011, $13.5 and $35.4, respectively, was funded to related parties under these commitments.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2011 and December 31, 2010, the Company held $41.3 and $4.7, of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.  In addition, as of September 30, 2011 and December 31, 2010, the Company delivered collateral of $103.6 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.                                      Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2011 and 2010.

	2011	2010
Fixed maturities	$1,340.5	$419.8
Equity securities, available-for-sale	14.9	28.2
Derivatives	156.1	0.1
DAC/VOBA adjustment on available-for-sale securities	(725.3)	(168.3)
Sales inducements adjustment on available-for-sale securities	(0.9)	(0.3)
Shadow loss recognition	(93.8)	(75.4)
Other investments	—	(0.2)
Unrealized capital gains, before tax	691.5	203.9
Deferred income tax liability	(233.2)	(63.9)
Deferred tax asset valuation allowance	77.7	72.0
Net unrealized capital gains	536.0	212.0
Pension and other post-employment benefits liability, net of tax	(14.6)	(8.7)
Accumulated other comprehensive income	$521.4	$203.3

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Fixed maturities	$406.7	$286.4
Equity securities, available-for-sale	(6.1)	15.4
Derivatives	155.6	0.1
DAC/VOBA adjustment on available-for-sale securities	(263.6)	(79.5)
Sales inducements adjustment on available-for-sale securities	(0.6)	(0.5)
Shadow loss recognition	(32.9)	(75.4)
Other investments	—	(0.2)
Unrealized capital gains, before tax	259.1	146.3
Deferred income tax asset (liability)	(89.1)	(39.0)
Deferred tax asset valuation allowance	48.0	111.0
Net change in unrealized capital gains	$218.0	$218.3

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in Accumulated other comprehensive income (loss), reported net of DAC, VOBA, and income taxes, were as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010
Net unrealized capital holding gains arising during the period(1)	$234.6	$148.8
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(64.6)	(41.5)
Change in deferred tax asset valuation allowance	48.0	111.0

Net change in unrealized capital gains on securities	$218.0	$218.3

(1)           Pretax net unrealized capital holding gains arising during the period were $357.6 and $202.9 for the nine months ended September 30, 2011 and 2010, respectively.

(2)           Pretax reclassification adjustments for gains and other items included in Net income (loss) were $98.5 and $56.6 for the nine months ended September 30, 2011 and 2010, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

Item 2.                                  Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three and nine months ended September 30, 2011 and 2010, and financial condition as of September 30, 2011 and December 31, 2010. This item should be read in its entirety and in conjunction with the condensed consolidated financial statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2010 Annual Report on Form 10-K.

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

Economic Analysis

The pace of economic growth in the U.S. slowed down markedly in the first half of 2011, following the recovery after the recent financial crisis. The U.S. economy grew less than one percent on an annualized basis in the first half of the year. Restrained consumer spending and shortage of auto parts contributed to the slower pace of economic activity, while housing prices have continued to decline and residential investment remains weak. Global industrial production and global trade are expanding but at a less rapid pace than at the beginning of the recovery from the recent financial crisis.

Underlying core inflation has increased somewhat mainly due to higher rents and housing costs, while headline inflation is still elevated primarily due to higher energy and commodity prices. Market-based measures of inflation are still well anchored. The rate of headline inflation shall depend on whether the effects on higher energy and other commodities price increases dissipate and stabilize in the coming months.  The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (“Fed”) has decided to extend the average maturity of the securities in its portfolio. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed shall also reinvest principal payment for its holding of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until mid-2013.

Short-term London Interbank Offered Rates remain low by historic standard but have been rising in the past several months. U.S. Treasury rates have declined noticeably since the beginning of the year. Long-term U.S. Treasury rates decreased in the third quarter of 2011 as compared to the same period in 2010. The decline in U.S. Treasury rates is mainly due to the Fed’s commitment to keep the federal funds target rate low until mid-2013, low short-term rates, and its policy to exert downward pressure on long-term rates.

Despite modest improvement of economic activity in the third quarter, and accommodative policies, risks to the U.S. economy are tilted to the downside. Downside risks could arise from protracted weakness in household financial conditions, which would lead to slower consumer spending; larger than expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in response to an escalation of political turmoil in the Middle East. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance industry.

Results of Operations

The Company’s results of operations for the three months ended September 30, 2011, and changes therein, are primarily impacted by a higher Interest credited and other benefits to contract owners, unfavorable changes in Net realized capital gains (losses), higher Net amortization of DAC and VOBA, and lower Premiums, partially offset by higher income tax benefit, lower Operating expenses, higher Fee income, and higher Net investment income.

The Company’s results of operations for the nine months ended September 30, 2011, and changes therein, are primarily impacted by higher Net investment income, lower Operating expenses, higher Fee income, lower income tax expense, and favorable changes in Net realized capital gains (losses), partially offset by higher Interest credited and other benefits to contract owners, higher Net amortization of DAC and VOBA, and lower Premiums.

	Three Months Ended September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$336.7	$327.0	$9.7	3.0%
Fee income	152.0	134.8	17.2	12.8%
Premiums	10.7	22.0	(11.3)	(51.4)%
Broker-dealer commission revenue	51.8	51.8	—	0.0%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(44.0)	(24.3)	(19.7)	(81.1)%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	4.3	13.1	(8.8)	(67.2)%
Net other-than-temporary impairments recognized in earnings	(39.7)	(11.2)	(28.5)	NM
Other net realized capital gains	23.0	14.8	8.2	55.4%
Total net realized capital gains (losses)	(16.7)	3.6	(20.3)	NM
Other income	3.6	10.3	(6.7)	(65.0)%
Total revenue	538.1	549.5	(11.4)	(2.1)%
Benefits and expenses:
Interest credited and other benefits to contract owners	342.5	187.5	155.0	82.7%
Operating expenses	157.1	184.4	(27.3)	(14.8)%
Broker-dealer commission expense	51.8	51.8	—	0.0%
Net amortization of deferred policy acquisition costs and value of business acquired	12.3	(2.1)	14.4	NM
Interest expense	0.6	0.7	(0.1)	(14.3)%
Total benefits and expenses	564.3	422.3	142.0	33.6%
Income (loss) before income taxes	(26.2)	127.2	(153.4)	NM
Income tax benefit	(108.0)	(8.8)	(99.2)	NM
Net income	$81.8	$136.0	$(54.2)	(39.9)%
Effective tax rate	412.2%	(6.9)%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,060.4	$985.6	$74.8	7.6%
Fee income	470.7	417.0	53.7	12.9%
Premiums	27.1	43.4	(16.3)	(37.6)%
Broker-dealer commission revenue	167.1	162.8	4.3	2.6%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(84.3)	(118.2)	33.9	28.7%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	6.6	41.6	(35.0)	(84.1)%
Net other-than-temporary impairments recognized in earnings	(77.7)	(76.6)	(1.1)	(1.4)%
Other net realized capital gains	99.6	54.5	45.1	82.8%
Total net realized capital gains (losses)	21.9	(22.1)	44.0	NM
Other income	16.9	25.8	(8.9)	(34.5)%
Total revenue	1,764.1	1,612.5	151.6	9.4%
Benefits and expenses:
Interest credited and other benefits to contract owners	707.5	570.5	137.0	24.0%
Operating expenses	449.0	518.7	(69.7)	(13.4)%
Broker-dealer commission expense	167.1	162.8	4.3	2.6%
Net amortization of deferred policy acquisition costs and value of business acquired	131.7	47.8	83.9	NM
Interest expense	1.9	2.2	(0.3)	(13.6)%
Total benefits and expenses	1,457.2	1,302.0	155.2	11.9%
Income before income taxes	306.9	310.5	(3.6)	(1.2)%
Income tax expense	19.7	39.9	(20.2)	(50.6)%
Net income	$287.2	$270.6	$16.6	6.1%
Effective tax rate	6.4%	12.9%

NM - Not meaningful.

Revenues

Total Revenues decreased for the three months ended September 30, 2011 primarily due to unfavorable changes in Net realized capital gains (losses) and lower Premiums, partially offset by higher Fee income and higher Net investment income.  Total Revenues increased for the nine months ended September 30, 2011 primarily due to higher Net investment income, higher Fee income, and higher Net realized capital gains.

The change in Net realized capital gains (losses) is unfavorable for the three months ended September 30, 2011 is mainly due to higher credit-related and intent-related impairments on fixed maturties, as well as higher losses on derivatives in interest rates and credit contracts.  The change in Net realized capital gains (losses) is favorable for the nine months ended September 30, 2011 is mainly due to higher trading gains on fixed maturities in the first half of 2011 driven by the improved economic and interest rate environment.  The gains are partially offset by higher losses on derivatives.

The increase in Net investment income for the three and nine months ended September 30, 2011 is mainly due to favorable returns on equity investments in limited partnerships and higher income on fixed maturities driven by higher assets, higher concentration of higher yielding assets, and favorable yields on certain collateralized mortgage obligations (“CMOs”) and Public and Private Investment Grade (“IG”) assets.

Fee income increased for the three and nine months ended September 30, 2011 as overall average variable AUM increased, driven by a favorable equity market starting in the second half of 2010 and continuing through the first half of 2011.

Benefits and Expenses

Total benefits and expenses increased for the three and nine months ended September 30, 2011 primarily due to an increase in Interest credited and other benefits to contract owners and Net amortization of DAC and VOBA, offset by lower Operating expenses.

Interest credited and other benefits to contract owners increased for the three and nine months ended September 30, 2011 primarily due to the increase in reserves for product guarantees driven by the decline in interest rates.

Operating expenses decreased for the three and nine months ended September 30, 2011 reflecting actions taken to reduce staffing and related expenses.

The increase in Net amortization of DAC and VOBA for the three months ended September 30, 2011 is primarily due to the unfavorable unlocking in the current period compared to the favorable unlocking in 2010. The increase in Net amortization of DAC and VOBA for the nine months ended September 30, 2011 is primarily due to higher favorable unlocking in 2010 due to higher equity markets and favorable assumption updates.

Income Taxes

The change in Income tax expense/benefit is favorable for the three and nine months ended September 30, 2011, primarily due to a decrease in Income before income taxes, a release in the realized capital tax valuation allowance, and an increase in the dividends received deduction.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements, and the diversification of risks.  Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations.  Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk, and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within the Company.  The Company’s investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following tables present the investment portfolio at September 30, 2011 and December 31, 2010.

	2011		2010
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$17,462.2	76.9%	$16,974.8	80.1%
Fixed maturities, at fair value using the fair value option	502.9	2.2%	453.4	2.1%
Equity securities, available-for-sale	180.0	0.8%	200.6	1.0%
Short-term investments	577.2	2.5%	222.4	1.0%
Mortgage loans on real estate	2,307.0	10.2%	1,842.8	8.7%
Loan-Dutch State obligation	450.9	2.0%	539.4	2.6%
Policy loans	248.8	1.1%	253.0	1.2%
Limited partnerships/corporations	512.1	2.2%	463.5	2.2%
Derivatives	479.9	2.1%	234.2	1.1%
Total investments	$22,721.0	100.0%	$21,184.1	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of September 30, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$500.7	$123.5	$—	$624.2	$—
U.S. government agencies and authorities	400.6	33.7	—	434.3	—
State, municipalities, and political subdivisions	107.1	10.6	8.4	109.3	—

U.S. corporate securities:
Public utilities	1,822.8	177.5	7.8	1,992.5	—
Other corporate securities	5,770.2	504.3	39.0	6,235.5	—
Total U.S. corporate securities	7,593.0	681.8	46.8	8,228.0	—

Foreign securities(1):
Government	259.0	22.1	2.3	278.8	—
Other	4,477.8	311.8	58.8	4,730.8	—
Total foreign securities	4,736.8	333.9	61.1	5,009.6	—

Residential mortgage-backed securities	1,988.3	303.7	52.4	2,239.6	26.9
Commercial mortgage-backed securities	888.9	45.7	19.8	914.8	9.6
Other asset-backed securities	409.2	21.3	25.2	405.3	4.5

Total fixed maturities, including securities pledged	16,624.6	1,554.2	213.7	17,965.1	41.0
Less: securities pledged	304.4	21.0	2.1	323.3	—
Total fixed maturities	16,320.2	1,533.2	211.6	17,641.8	41.0
Equity securities	165.1	15.4	0.5	180.0	—
Total investments	$16,485.3	$1,548.6	$212.1	$17,821.8	$41.0

(1)               Primarily U.S. dollar denominated.

(2)               Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$—
U.S. government agencies and authorities	536.7	45.9	—	582.6	—
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	—

U.S. corporate securities:
Public utilities	1,442.0	73.5	13.3	1,502.2	—
Other corporate securities	5,380.1	392.0	31.1	5,741.0	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	—
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	—
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	—	200.6	—
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1)               Primarily U.S. dollar denominated.

(2)               Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At September 30, 2011 and December 31, 2010, the average quality rating of the Company’s fixed maturities portfolio was A-. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and internal ratings.

Total fixed maturities by quality rating category, including securities pledged to creditors, were as follows as of September 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$1,268.9	7.1%	$1,205.4	7.3%
AA	3,570.7	19.9%	3,128.4	18.8%
A	4,272.0	23.8%	3,957.6	23.8%
BBB	7,497.4	41.6%	6,987.3	42.0%
BB	943.7	5.3%	951.7	5.7%
B and below	412.4	2.3%	394.2	2.4%
Total	$17,965.1	100.0%	$16,624.6	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
AAA	$4,452.5	25.5%	$4,146.7	25.1%
AA	1,185.9	6.8%	1,150.3	7.0%
A	4,208.8	24.2%	3,991.3	24.2%
BBB	6,376.4	36.6%	6,042.4	36.6%
BB	675.7	3.9%	642.9	3.9%
B and below	528.9	3.0%	520.8	3.2%
Total	$17,428.2	100.0%	$16,494.4	100.0%

92.4% and 93.1% of the fixed maturities were invested in securities rated BBB and above (IG) at September 30, 2011 and December 31, 2010, respectively.

Fixed maturities rated BB and below (Below Investment Grade (“BIG”)) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at September 30, 2011 and December 31, 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$624.2	3.5%	$500.7	3.0%
U.S. government agencies and authorities	434.3	2.4%	400.6	2.4%
U.S. corporate, state, and municipalities	8,337.3	46.3%	7,700.1	46.2%
Foreign	5,009.6	27.9%	4,736.8	28.5%
Residential mortgage-backed	2,239.6	12.5%	1,988.3	12.1%
Commercial mortgage-backed	914.8	5.1%	888.9	5.3%
Other asset-backed	405.3	2.3%	409.2	2.5%
Total	$17,965.1	100.0%	$16,624.6	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$714.4	4.1%	$717.0	4.4%
U.S. government agencies and authorities	582.6	3.3%	536.7	3.3%
U.S. corporate, state, and municipalities	7,383.9	42.4%	6,968.0	42.2%
Foreign	4,773.5	27.4%	4,535.8	27.5%
Residential mortgage-backed	2,355.4	13.5%	2,116.0	12.8%
Commercial mortgage-backed	1,029.6	5.9%	1,005.6	6.1%
Other asset-backed	588.8	3.4%	615.3	3.7%
Total	$17,428.2	100.0%	$16,494.4	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$278.6	$291.0
After one year through five years	3,814.4	4,040.6
After five years through ten years	5,151.0	5,482.3
After ten years	4,094.2	4,591.5
Mortgage-backed securities	2,877.2	3,154.4
Other asset-backed securities	409.2	405.3
Fixed maturities, including securities pledged	$16,624.6	$17,965.1

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at September 30, 2011 and December 31, 2010.

The Company did not have any investments in sovereign debt of governments of Greece, Italy, Portugal, Spain or Ireland as of September 30, 2011 and December 31, 2010.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At September 30, 2011 and December 31, 2010, approximately 41.4% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Subprime and Alt-A Mortgage Exposure

The market for securities collateralized by subprime mortgages has been in a period of extended distress and uncertainty with regards to credit performance. Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, beginning in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency Residential Mortgage-backed Securities (“RMBS”) markets.  In the third quarter of 2011, while these supply problems dissipated, additional headwinds from fundamental problems in the housing market and uncertainty from the broader global markets negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table as previously referenced. As of September 30, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $59.3 and $24.0, respectively, representing 0.3% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $215.3 and $38.3, respectively, representing 1.2% of total fixed maturities.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total Subprime				% of Total Subprime
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	30.1%	2007	9.5%	AAA	35.5%	2007	28.4%
AA	47.8%	2006	5.4%	AA	15.7%	2006	24.0%
A	0.0%	2005 and prior	85.1%	A	1.9%	2005 and prior	47.6%
BBB	0.0%		100.0%	BBB	4.3%		100.0%
BB and below	22.1%			BB and below	42.6%
	100.0%				100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of September 30, 2011, the fair value and gross unrealized losses aggregated to $109.5 and $16.7, respectively, representing 0.6% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $123.2 and $21.7, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total Alt-A				% of Total Alt-A
Mortgage-backed				Mortgage-backed
Securities		Vintage		Securities		Vintage
AAA	18.0%	2007	9.5%	AAA	30.9%	2007	9.5%
AA	5.7%	2006	25.2%	AA	3.1%	2006	26.8%
A	1.8%	2005 and prior	65.3%	A	0.6%	2005 and prior	63.7%
BBB	1.8%		100.0%	BBB	5.3%		100.0%
BB and below	72.7%			BB and below	60.1%
	100.0%				100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months.  However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages.  In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early, albeit tentative, signals of a recovery in commercial real estate.  For consumer asset-backed securities, delinquency and loss rates have continued to decline.  While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s Commercial Mortgage-backed Securities (“CMBS”) totaled $914.8 and $1.0 billion and other Asset-backed Securities (“ABS”), excluding subprime exposure, totaled $347.6 and $389.8, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of September 30, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 55.7%, 8.8%, and 4.5%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 57.5%, 10.6%, and 4.6%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total CMBS		Vintage		% of Total CMBS		Vintage
AAA	63.1%	2007	22.6%	AAA	62.3%	2007	21.5%
AA	1.9%	2006	18.4%	AA	2.1%	2006	20.4%
A	19.0%	2005 and prior	59.0%	A	18.8%	2005 and prior	58.1%
BBB	7.0%		100.0%	BBB	8.9%		100.0%
BB and below	9.0%			BB and below	7.9%
	100.0%				100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality and vintage year as of September 30, 2011 and December 31, 2010:

2011				2010
% of Total other ABS		Vintage		% of Total other ABS		Vintage
AAA	77.0%	2011	2.9%	AAA	68.6%	2010	5.5%
AA	0.7%	2010	6.6%	AA	3.5%	2009	0.2%
A	11.3%	2009	0.1%	A	9.9%	2008	11.7%
BBB	10.6%	2008	13.0%	BBB	17.4%	2007	30.9%
BB and below	0.4%	2007	35.2%	BB and below	0.6%	2006	14.4%
	100.0%	2006	9.3%		100.0%	2005 and prior	37.3%
		2005 and prior	32.9%				100.0%
			100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $2.3 billion and $1.8 billion as of September 30, 2011 and December 31, 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored monthly on a loan-specific basis through the review of borrower submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are rated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2011. There were no impairments taken on the mortgage loan portfolio for the three months ended September 30, 2010 and $1.0 for the nine months ended September 30, 2010. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  There was 1 mortgage loan in the Company’s portfolio in arrears with respect to principal and interest at September 30, 2011 with a total book value of $3.0. As of December 31, 2010, all mortgage loans in the Company’s portfolio were current with respect to principal and interest. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At September 30, 2011 and December 31, 2010, the Company had a $1.2 and $1.3, respectively, allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of September 30, 2011 and December 31, 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$531.8	$536.4
50% - 60%	766.9	564.6
60% - 70%	864.7	610.1
70% - 80%	126.9	113.9
80% - 90%	17.9	19.1
Total Commercial Mortgage Loans	$2,308.2	$1,844.1

(1)           Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,537.9	$1,270.0
1.25x - 1.5x	395.0	182.1
1.0x - 1.25x	290.8	191.8
Less than 1.0x	84.5	137.4
Mortgages secured by loans on land or construction loans	—	62.8
Total Commercial Mortgage Loans	$2,308.2	$1,844.1

(1)                Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of September 30, 2011 and December 31, 2010.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$524.0	22.5%	$375.4	20.4%
South Atlantic	389.4	16.9%	303.1	16.4%
Middle Atlantic	299.0	13.0%	360.0	19.5%
East North Central	287.6	12.5%	144.2	7.8%
West South Central	353.4	15.3%	284.2	15.4%
Mountain	176.9	7.7%	162.1	8.8%
New England	92.0	4.0%	87.6	4.8%
West North Central	92.3	4.0%	53.2	2.9%
East South Central	93.6	4.1%	74.3	4.0%
Total Commercial Mortgage Loans	$2,308.2	100.0%	$1,844.1	100.0%

(1)           Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans by Property Type
Industrial	$934.6	40.5%	$657.6	35.7%
Retail	524.0	22.7%	370.7	20.1%
Office	351.3	15.2%	305.3	16.6%
Apartments	263.0	11.4%	251.3	13.6%
Hotel/Motel	133.7	5.8%	152.2	8.2%
Mixed use	0.9	0.0%	—	0.0%
Other	100.7	4.4%	107.0	5.8%
Total Commercial Mortgage Loans	$2,308.2	100.0%	$1,844.1	100.0%

(1)           Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of September 30, 2011 and December 31, 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$716.1	$—
2010	140.4	138.5
2009	87.9	98.3
2008	138.2	141.2
2007	215.5	221.0
2006 and prior	1,010.1	1,245.1
Total Commercial Mortgage Loans	$2,308.2	$1,844.1

(1)           Balances do not include allowance for mortgage loan credit losses.

Unrealized Capital Losses

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration were as follows at September 30, 2011 and December 31, 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$58.9	27.6%	$43.6	20.4%	$72.4	30.8%	$12.2	5.2%
More than six months and twelve months or less below amortized cost	11.7	5.5%	7.1	3.3%	1.8	0.8%	0.2	0.1%
More than twelve months below amortized cost	48.4	22.5%	44.0	20.7%	79.8	34.0%	68.3	29.1%
Total unrealized capital loss	$119.0	55.6%	94.7	44.4%	$154.0	65.6%	$80.7	34.4%

The following table summarizes the unrealized capital losses (including non-credit impairments) by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2011 and December 31, 2010.

		More than
	Six Months	Six Months and
	or Less	Twelve Months	More than	Total
	Below	or Less Below	Twelve Months	Unrealized
	Amortized	Amortized	Below	Capital
	Cost	Cost	Cost	Losses
2011
Interest rate or spread widening	$79.2	$13.8	$23.3	$116.3
Mortgage and other asset-backed securities	23.3	5.0	69.1	97.4
Total unrealized capital losses	$102.5	$18.8	$92.4	$213.7
Fair value	$1,956.0	$294.7	$404.1	$2,654.8

2010
Interest rate or spread widening	$76.0	$2.0	$26.3	$104.3
Mortgage and other asset-backed securities	8.6	—	121.8	130.4
Total unrealized capital losses	$84.6	$2.0	$148.1	$234.7
Fair value	$2,912.0	$37.0	$801.4	$3,750.4

Unrealized capital losses (including non-credit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2011 and December 31, 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$12.0	$—	$—	$—	$—	$—	$12.0	$—
U.S. corporate, state, and municipalities	989.2	39.5	38.7	4.4	110.9	11.3	1,138.8	55.2
Foreign	660.1	39.7	161.1	9.4	66.0	12.0	887.2	61.1
Residential mortgage-backed	129.5	4.7	84.0	3.8	176.6	43.9	390.1	52.4
Commercial mortgage-backed	141.4	17.6	7.0	0.4	8.5	1.8	156.9	19.8
Other asset-backed	23.8	1.0	3.9	0.8	42.1	23.4	69.8	25.2
Total	$1,956.0	$102.5	$294.7	$18.8	$404.1	$92.4	$2,654.8	$213.7

2010
U.S. Treasuries	$475.6	$7.3	$—	$—	$—	$—	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	—	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	—	—	—	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	—	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 81.4% of the average book value as of September 30, 2011.

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$2,025.2	$101.4	$90.5	$29.3	461	35
More than six months and twelve months or less below amortized cost	367.8	18.4	21.8	7.0	101	6
More than twelve months below amortized cost	230.1	125.6	19.5	45.6	79	39
Total	$2,623.1	$245.4	$131.8	$81.9	641	80

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

Unrealized capital losses (including non-credit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for September 30, 2011 and December 31, 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$12.0	$—	$—	$—	1	—
U.S. corporate, state and municipalities	1,157.6	36.4	44.9	10.3	222	5
Foreign	898.3	50.0	46.8	14.3	200	19
Residential mortgage-backed	356.6	85.9	23.4	29.0	130	37
Commercial mortgage-backed	153.3	23.4	12.4	7.4	18	2
Other asset-backed	45.3	49.7	4.3	20.9	70	17
Total	$2,623.1	$245.4	$131.8	$81.9	641	80

2010
U.S. Treasuries	$482.9	$—	$7.3	$—	3	—
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

During the nine months ended September 30, 2011, unrealized capital losses on fixed maturities decreased by $21.0. Lower unrealized losses are primarily due to impairments recorded on other asset-backed securities.

At September 30, 2011 and December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $10.1, or 4.7% and $10.0, or 4.3%, of the total unrealized capital losses, as of September 30, 2011 and December 31, 2010, respectively.

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

•                              Additional factors considered for structured securities such as RMBS, CMBS and other ABS include, but are not limited to, quality of underlying collateral, anticipated loss severities, third party guarantors, subordination, collateral default rates, and other collateral characteristics such as vintage, repayment terms, and the geographical makeup of the collateral.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$6.1	4	$0.1	1
Foreign(1)	16.1	12	6.9	3
Residential mortgage-backed	1.9	25	0.8	12
Commercial mortgage-backed	13.2	5	0.6	1
Other asset-backed	2.4	6	2.5	9
Limited partnerships	—	—	0.2	1
Equity securities	—	—	0.1	1
Total	$39.7	52	$11.2	28

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.3	5
Other U.S. corporate	10.0	5	5.2	19
Foreign(1)	19.4	20	41.6	17
Residential mortgage-backed	5.2	30	5.6	41
Commercial mortgage-backed	21.3	6	4.2	2
Other asset-backed	21.8	51	14.7	25
Limited partnerships	—	—	1.2	3
Equity securities	—	—	0.1	1
Mortgage loans on real estate	—	—	1.0	1
Total	$77.7	112	$76.6	115

(1) Primarily U.S. dollar denominated.

The above tables include $4.0 and $10.4 for the three and nine months ended September 30, 2011, respectively and $11.1 and $39.2 for the three and nine months ended September 30, 2010, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Other U.S. corporate	$6.1	4	$0.1	1
Foreign(1)	14.2	10	—	—
Residential mortgage-backed	—	3	—	—
Commercial mortgage-backed	13.2	5	—	—
Other asset-backed	2.2	4	—	—
Total	$35.7	26	$0.1	1

(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2011		2010
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$—	—	$1.7	1
Public utilities	—	—	1.4	5
Other U.S. corporate	10.0	5	5.3	19
Foreign(1)	15.4	17	27.6	12
Residential mortgage-backed	0.1	4	—	—
Commercial mortgage-backed	21.3	6	—	—
Other asset-backed	20.5	43	1.4	1
Total	$67.3	75	$37.4	38

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is determined based on first-in-first-out methodology.  Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$22.3	$6.3
Fixed maturities, at fair value using the fair value option	(25.3)	0.1
Equity securities, available-for-sale	3.0	(0.9)
Derivatives	(17.8)	(2.2)
Other investments	1.1	0.3
Net realized capital gains (losses)	$(16.7)	$3.6

After-tax net realized capital gains	$63.0	$23.1

	Nine Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$94.5	$18.5
Fixed maturities, at fair value using the fair value option	(29.0)	(21.9)
Equity securities, available-for-sale	5.7	2.8
Derivatives	(59.3)	(24.7)
Other investments	10.0	3.2
Net realized capital gains (losses)	$21.9	$(22.1)

After-tax net realized capital gains	$75.2	$18.2

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities including securities pledged:
U.S. Treasuries	$574.1	$50.1	$—	$624.2
U.S. government agencies and authorities	—	434.3	—	434.3
U.S. corporate, state and municipalities	—	8,201.1	136.2	8,337.3
Foreign	—	4,989.4	20.2	5,009.6
Residential mortgage-backed securities	—	2,227.6	12.0	2,239.6
Commercial mortgage-backed securities	—	914.8	—	914.8
Other asset-backed securities	—	367.6	37.7	405.3
Equity securities, available-for-sale	161.0	—	19.0	180.0
Derivatives:
Interest rate contracts	6.6	470.0	—	476.6
Foreign exchange contracts	—	0.5	—	0.5
Equity contracts	0.1	—	—	0.1
Credit contracts	—	2.7	—	2.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,083.5	—	—	1,083.5
Assets held in separate accounts	39,001.1	4,076.5	14.3	43,091.9
Total	$40,826.4	$21,734.6	$239.4	$62,800.4

Liabilities:
Fixed Indexed Annuities	$—	$—	$13.9	$13.9
Product guarantees	—	—	150.8	150.8
Derivatives:
Interest rate contracts	—	319.0	—	319.0
Foreign exchange contracts	—	42.2	—	42.2
Credit contracts	—	11.6	15.6	27.2
Total	$—	$372.8	$180.3	$553.1

(1)   Level 3 net assets and liabilities accounted for  0.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.2%.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•                              A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of September 30, 2011 and December 31, 2010, the Company had a $647.2 and $304.1 receivable, including interest, from ING AIH, respectively.

•                              A $50.0 uncommitted, perpetual revolving note facility with the Bank of New York. At September 30, 2011 and December 31, 2010, ILIAC had no amounts outstanding under the revolving note facility.

•                              The Company holds approximately 44% of its assets, excluding separate accounts, in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS, CMO, and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2011, the Company had securities lending obligations of

$229.2, which represents 0.4% of the Company’s general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the nine months ended September 30, 2010, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2011, ILIAC did not pay a dividend on its common stock to its Parent. During the nine months ended September 30, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2011 and December 31, 2010, the Company held $41.3 and $4.7 of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2011 and December 31, 2010, the Company delivered collateral of $103.6 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

On August 19, 2011, Fitch Ratings Ltd. (“Fitch”) revised the Company’s Rating Watch status to Evolving from Negative. On September 21, 2010, Fitch maintained the Company on a “Ratings Watch Negative” with a financial strength rating of “A-”.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Condensed Consolidated Balance Sheets.  At September 30, 2011, there were no securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $216.7. There were no repurchase obligation related to dollar rolls and repurchase agreements including accrued interest at September 30, 2011. The repurchase obligation related to dollar rolls and repurchase agreements, including accrued interest, totaled $214.6 at December 31, 2010, and is included in Borrowed money on the Condensed Consolidated Balance Sheets.  In addition to the purchase obligation at September 30, 2011, the Company did not hold any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At September 30, 2011 and December 31, 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was immaterial at September 30, 2011.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At September 30, 2011 and December 31, 2010, the fair value of loaned securities was $219.7 and $651.7, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.  Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

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

Beginning in the first quarter of 2011, the Company implemented a reversion to the mean technique of estimating its short-term equity market return assumptions. This change in estimate was applied prospectively in first quarter 2011. The reversion to the mean technique is a common industry practice in which DAC and VOBA unlocking for future short-term equity returns only occurs if equity market performance falls outside established parameters.

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

Recently Adopted Accounting Standards

(See the Organization and Significant Accounting Policies note to the Condensed Consolidated Financial Statements.)

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years.  While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted.  Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. In January 2011, the FSOC released a proposed rule designed to clarify FSOC’s approach to designating nonbank financial companies as systemically significant and the FSOC re-proposed a new rule in October 2011. We cannot predict whether ING or the Company will be designated as a Systemically Significant Company. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

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

The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company.  Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange.  It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on proposed rules jointly developed by the CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” we do not believe the Company should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.”  However, the final regulations could provide otherwise, which could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of any such regulatory action.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of “financial crisis responsibility” fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset costs of potential future crises.  The Department of Labor (“DOL”) recently issued interim final regulations concerning fee disclosure obligations under ERISA for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. The DOL recently extended the effective date of the interim final regulations to April 1, 2012.  These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.  The DOL recently withdrew a proposed rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan’s participants. The DOL has indicated

that it expects to issue a new proposed regulation in early 2012. The rule if ultimately re-proposed and finalized, could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

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

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company.  In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the ING Restructuring Plan.  Despite the appeal, ING is committed to executing the formal separation of banking and insurance and the divestment of the latter.  In its appeal, ING contests the state aid calculation the EC applied to the reduction in repayment premium agreed upon by ING and the Dutch State in connection with ING’s December 2009 repayment of the first EUR 5 billion of Core Tier 1 securities.  ING is also appealing the disproportionality of the price leadership restrictions imposed on ING with respect to the European financial sector.

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

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States.  The primary purpose of state regulation is to protect contract owners, and not necessarily to protect creditors and investors.  State insurance and securities regulators, state attorneys general, the NAIC, the Securities and Exchange Commission, Financial Industry Regulatory Authority, the Department of Labor (“DOL”) and the Internal Revenue Service continually reexamine existing laws and regulations and may impose changes in the future. In addition, evolving judicial interpretations of existing statutes could impact the Company’s operations. One such example is the Obama Administration’s recent announcement concerning the Defense of Marriage Act (“DOMA”). Should DOMA be declared unconstitutional, statutes that provide benefits to spouses could be extended in instances involving legal unions of same sex spouses. The impact of such an extension on insurers’ assumptions as to pricing and reserve estimates is uncertain and the Company cannot predict how it would affect its business or financial condition. The impact of regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Act could subject the Company to substantial additional regulation. Also, there has been an increase in regulatory initiatives by the DOL, including regulations regarding fee disclosure to plan sponsors and participants and a proposal to more broadly define the circumstances under which a person or entity providing investment advice would be deemed a fiduciary under Employee Retirement Income Security Act. See, Part I, Item 2., “Legislative and Regulatory Initiatives”. Changes in legislation, regulation and administrative policies, or new interpretations of existing laws or regulations, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase the Company’s direct and indirect compliance and other costs of doing business, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

The insurance industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies, including state attorneys general and comptrollers and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries.  These lines of inquiry and investigations are broad and unpredictable and may raise issues not yet identified, as well as focus on the following areas:

•	Inappropriate trading of fund shares;
•	Revenue sharing and directed brokerage;
•	Sales and marketing practices (including sales to seniors);
•	Suitability;
•	Arrangements with service providers;
•	Pricing;
•	Product cost and fees;
•	Compensation and sales incentives;
•	Potential conflicts of interest;
•	Specific product types (including group annuities and indexed annuities);
•	Adequacy of disclosure;
•	Retained asset accounts;
•

Unclaimed property policies and processes, including use of data available on the U.S. Social Security Administration’s Death Master File or a similar data base to identify instances where death benefits under life insurance policies, annuities and other accounts are payable;

•                              “Pay to Play” regulations;

•                              Policies regarding error correction; and

•                              Practices for addressing accounts in plans abandoned by plan sponsors.

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

The Company is highly dependent on automated systems to record and process Company and contractowner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s US GAAP and statutory financial statements.  The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, the Company’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or other disruptions of these systems for any reason could cause significant interruption to our operations which could harm the Company’s reputation, adversely affect the Company’s internal control over financial reporting, or have a material adverse effect on the Company’s business, results of operations, or financial condition.

The Company retains confidential information in its information technology systems, and relies on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate its information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any failure to maintain information security technologies with respect to the protection of personally identifiable customer information at levels deemed sufficient by regulators, or any compromise of the security of the Company’s information technology systems that results in inappropriate disclosure or use of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing its products, subject the Company to heightened regulatory scrutiny, penalties or significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

Item 6.                                 Exhibits

See Exhibit Index on pages 112-115 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2011	ING Life Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.58	Incorporated by reference to Post-Effective Amendment No. 15 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.

4.59	Incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-4 (File No. 333-109860) as filed on September 17, 2010.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Mary E. Beams pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Mary E. Beams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document [1]

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholder’s Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.