Form 10-K
period 2011-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2012-03-27
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 16, 2012, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE: WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The “Business” section and other parts of this Annual Report on Form 10-K, including “Management’s Narrative Analysis of  the Results of Operations and Financial Condition,” contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly-owned subsidiaries (collectively, the “Company”), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Factors that could cause such differences include, but are not limited to, those discussed in “Part I, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part II, Item 7. of this Form 10-K.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company.  ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or a combination thereof. On November 10, 2010, ING announced that ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates.  See the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein for a description of the key components of the ING restructuring plan.

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

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in the Company’s stabilizer and managed custody guarantee products.

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

The Company is not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2011.  In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company.

Assets Under Management and Administration

A substantial portion of the Company’s fees, or other charges and margins, are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk, while separate account AUM represents assets in which the contract owners bear the investment risk. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for fixed options or market performance for variable options). A portion of the Company’s fee income is also based on assets under administration (“AUA”), which are assets not included on the Company’s Consolidated Balance Sheets and for which the Company provides administrative services only. The general and separate account AUM, AUA, and deposits, were as follows at December 31, 2011 and 2010.

	2011	2010
New deposits:
Variable annuities	$5,502.9	$5,301.6
Fixed annuities	1,903.3	1,844.3
Stabilizer	1,078.0	688.0
Total new deposits	$8,484.2	$7,833.9

Assets under management:
Variable annuities	$36,912.5	$38,427.8
Fixed annuities	20,584.3	19,452.6
Total annuities	57,496.8	57,880.4
Stabilizer	6,781.6	5,681.0
Plan sponsored and other	504.0	632.2
Total assets under management	64,782.4	64,193.6

Assets under administration	96,642.7	91,112.6
Total assets under management and administration	$161,425.1	$155,306.2

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

Reserves for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.  Credited interest rates vary by product and range from 0.0% to 7.0% for the years 2011, 2010, and 2009.

Reserves for individual immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  For the years 2011, 2010, and 2009, reserve interest rates ranged from 4.5% to 6.0%.

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with the requirements of U.S. GAAP guidance for insurance companies, derivatives, and fair value measurements.

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

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business.  In 1998, the Company entered into an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation (“Lincoln”).  The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.  At December 31, 2011 and 2010, the Company had $2.2 billion and $2.3 billion, respectively, related to reinsurance recoverables from the subsidiary of Lincoln.

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

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability to be $30.0 and $22.3 as of December 31, 2011 and 2010, respectively. The Company has also recorded an asset of $6.3 and $5.1 as of December 31, 2011 and 2010, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,645 employees as of December 31, 2011, primarily focused on managing new business processing, product distribution, marketing, customer service, and product management for the Company and certain of its affiliates, as well as, providing product development, actuarial, and finance services to the Company and certain of its affiliates. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial, and finance related services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

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

The Company’s results of operations and financial condition are materially impacted by conditions in the global capital markets and the economy generally.  Concerns over the slow economic recovery, the European sovereign debt crisis, unemployment, the availability and cost of credit, the level of U.S. national debt, and the U.S. mortgage market, inflation levels, energy costs and geo-political issues all have contributed to increased volatility and diminished expectations for the economy and the markets in recent years.

The pace of economic growth in the U.S. remained subdued in 2011, growing a modest 1.7%.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement of the labor market, the elevated unemployment rate, and a minimal increase in real disposable income.  The housing sector remains depressed.  House prices continued to decline and residential investment remained weak. Growth in business investment has slowed.  Global industrial production and global trade are expanding but at a fairly modest pace.

Overall inflation was contained during 2011 with the exception of higher energy and commodity prices which received significant press coverage. The public’s perception of inflation will depend on whether the effects of higher energy and other commodities price increases dissipate and stabilize in the coming year.

The Federal Reserve (“the Fed”) has continued to extend the average maturity of the securities in its portfolio, announced in September 2011. The Fed intends to exert downward pressure on long-term rates.  Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate at exceptionally low levels until late-2014.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and a slow expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

In spite of modest improvement of economic activity in the second half of 2011, and accommodative policies and recent improvements in the labor market, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative developments include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. Recent unrest in the Middle East and North Africa, as well as issues related to raising the U.S. debt limit leading to the downgrade of the U.S. credit rating by Standard & Poor’s Rating Services (“S&P”) and potential further downgrades of the U.S. credit rating by S&P or other rating agencies have renewed concern about the potential for economic contagion related to global geo-political risk. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates and minimum credited interest rate guarantees.  Changes in interest rates may be caused by either changes in the underlying risk-free rates or changes in the credit spreads required for various levels of risk within the market.  A rise in interest rates or widening of credit spreads will adversly impact the net unrealized gain/loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a short period of time, certain contract owners may surrender their contracts, requiring the Company to liquidate assets in an unrealized loss position.  Due to the long-term nature of the liabilities associated with certain of the Company’s products, sustained declines in long term interest rates may subject the Company to reinvestment risks and spread compression.  As interest rates decline, borrowers may prepay or redeem mortgages and other investments with embedded call options.  This may force the Company to reinvest the proceeds at lower interest rates. Also, the reinvestment of proceeds at lower interest rates could cause spread compression, (i.e., the difference between the net rate earned by the Company and the rates credited to customers of the Company could be lower than the spread assumed by the Company in product pricing).  In extreme situations, the rates earned by the Company could be lower than the credited rates guaranteed to the customers. The net result would be lower earnings to the Company.

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

The default of a major market participant could disrupt the markets.

Within the financial services industry the severe distress or default of any one institution (including sovereigns) could lead to defaults or severe distress by other institutions. Such distress or defaults could disrupt securities markets or clearance and settlement systems in the capital markets. This could cause market declines or volatility. Such a failure could lead to a chain of defaults that could adversely affect the Company. Concerns about the creditworthiness of a sovereign or financial institution (or a default by any such entity) could lead to significant liquidity and/or solvency problems, losses or defaults by other institutions, because the commercial and financial soundness of many financial institutions may be closely related.   Even the perceived lack of creditworthiness of, or questions about, a sovereign or a financial counterparty may lead to market-wide liquidity problems or losses and defaults.  This systematic risk could have a material adverse affect on the Company’s business.

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

ING’s issuance in November 2008 of EUR 10 billion Core Tier 1 securities to the Dutch State and the transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State in the first quarter of 2009 were subject to review by the European Commission (the “EC”), under its state aid rules.

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

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

On November 10, 2010, ING announced that, in connection with the Restructuring Plan, it will prepare for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates.  As part of its preparation for this potential IPO, management of ING’s U.S. insurance operations is implementing a program to sharpen the strategic focus of the U.S. insurance business on life insurance and retirement services while reducing annual expenses for overall U.S. insurance operations. Preparation for this potential IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates. As part of this initiative, management has been assessing and will continue to assess its U.S. GAAP accounting policies. Upon conclusion of assessment, management may make modifications to the existing accounting policies of the Company and its affiliates.

On February 17, 2012, ING completed the sale of ING Direct USA to Capital One as announced on June 16, 2011.

Various uncertainties and risks are associated with the implementation of various aspects of ING’s global business strategy, and with the implementation of the Restructuring Plan’s commitment to separate its insurance and banking businesses, any of which could have an adverse impact on the Company’s business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers, and on policyholder retention; loss of co-branding opportunities with businesses such as ING Direct USA upon their divestiture; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of Restructuring Plan separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the Restructuring Plan separation strategies; and potential implementation challenges or execution risks, and possible increased operating costs related to the Restructuring Plan separation strategies including development of corporate center and other functions previously provided by

ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING’s banking businesses.

Sections 382 and 383 of the U.S. Internal Revenue Code operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a “loss trafficking” transaction occurs or is intended. These rules are triggered when an “ownership change” (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2011, management believes that the Company and its ING U.S. affiliates have not had an “ownership change” for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Future increases of capital or other changes in ownership may adversely affect cumulative ownership, and could trigger an “ownership change”, which consequently could limit the ability of the ING U.S. affiliates to use tax attributes, and could correspondingly decrease the value of these attributes.

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

The Company has experienced ratings downgrades and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

Ratings are an important factor in establishing the competitive position of insurance companies as well as access to liquidity. The Company experienced ratings downgrades in 2009, 2010 and 2011 and may experience additional downgrades in the Company’s ratings.  For a description of material ratings actions that have occurred since 2010, see “Ratings” in Part II, Item 7. Management’s Narrative Analysis of the Results of Operations and Financial Condition.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). It effects comprehensive changes to the regulation of financial services in the U.S.  U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results. Until such rulemaking and studies are complete, the full impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are several aspects of the legislation that the Company has identified to date that are likely to be significant to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible, among other things, for designating systemically significant non-bank financial companies for regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Companies that receive this designation will be subject  to a comprehensive system of prudential regulation similar in many respects to that which currently applies to US bank holding companies, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading.  The designation of ING Group or its US operations, or any part thereof (including the Company) as a nonbank financial company subject to regulation by the Federal Reserve Board could materially and adversely impact the affected portions of ING’s business so designated. Failure to meet the requisite measures of financial condition applicable to a nonbank financial company subject to regulation by the Federal Reserve could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.  The Company cannot predict whether ING or any portion of its US operations (including the Company) will receive this designation.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance affiliates, the legislation also creates a Federal Insurance Office housed within the Treasury Department, which is charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including certain limited authority to preempt U.S. state law in relation to such International Agreements.  The Company cannot predict whether resulting recommendations, if any, will affect its business or financial condition.

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements.  Although the Company does not believe it should be considered a “swap dealer” or a “major swap participant”, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and related activities undertaken by the Company.  The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements.  The legislation requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contract, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of such regulatory action.  If it is determined to regulate such products as swaps, the Company cannot predict how such regulations would be applied or the effect such regulation might have on the profitability or attractiveness of such products to its clients.  As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements.  In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company.  The Company cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is substantially complete.

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

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board (“FASB”), and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future.  For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated.  Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things.  Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board.  In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted in November 2009. Formally, each member state of the European Economic Area is currently required to begin implementing Solvency II by October 31, 2012. Discussions to postpone the implementation date are ongoing, but uncertainty remains. The Solvency II Directive, if implemented, will effect a full revision of the insurance industry’s solvency framework and prudential regime and will impose group level supervision mechanisms. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company’s results of operations, financial condition and liquidity.

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

During periods of market disruption such as the Company has experienced, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of the Company’s securities, such as subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements and the period-to-period changes in value could vary significantly.  Decreases in value could have a material adverse effect on the Company’s results of operations and financial condition.  As of December 31, 2011, 6.8%, 91.8%, and 1.4% of the Company’s available-for-sale securities were considered to be Level 1, 2, and 3, respectively.

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

The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company’s results of operations or financial condition.

DAC represents the incremental, direct costs of contract acquisition, as well as costs related directly to the acquisition of new and renewal insurance and annuity contracts.  DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase a contract.  VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI, and VOBA are amortized in proportion to gross premiums or actual and estimated gross profits, depending on the type of contract.  Management, on an ongoing basis, tests the DAC, DSI, and VOBA recorded on the Company’s balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI, and VOBA.  Assumptions are based on the Company’s experience and periodically reviewed against industry standards. Such experience may be limited on certain products. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior (such as lapses, annuitization and utilization rates), interest margin, expense margin, mortality, future impairments and hedging costs.  Of these factors, the Company anticipates that changes in investment returns, hedging costs and policyholder behavior are most likely to impact the rate of amortization of such costs.  However, other factors can also significantly reduce estimates of future gross profits.  Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future.  If these assumptions prove to be inaccurate, an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, the Company could be required to accelerate the amortization of DAC, DSI, and VOBA, which would result in a charge to earnings.  Such adjustments could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in underwriting and actual experience could materially affect profitability.

The Company prices its products based on long-term assumptions regarding investment returns, mortality, morbidity, persistency, annuitization, utilization costs of guaranteed benefits, hedging costs and operating costs.  Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts.  The Company monitors and manages pricing and sales mix to achieve target returns.  Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability, either positive or negative, as actual results may materially differ from pricing assumptions.

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

The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are evaluated periodically by the Company to determine if they are realizable.  Factors in the Company’s determination include the performance of the business, including the ability to generate operating income and capital gains from a variety of sources and tax planning strategies.  If based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Additionally, the Company has recognized deferred tax assets on certain available-for-sale securities in loss positions that it believes it can hold until recovery or maturity.

As of December 31, 2011, the Company’s valuation allowance was $11.1.  However, based on future facts and circumstances, the valuation allowance may not be sufficient.  Charges to increase the valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of the reinsurance treaty or contract.  The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

While the Company has a significant concentration of reinsurance with Lincoln National Corporation (“Lincoln”) associated with the disposition of its individual life insurance business, a trust was established effective March 1, 2007, by a subsidiary of Lincoln to secure Lincoln’s obligations to the Company under the reinsurance transaction.

The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company’s business, operations, financial condition and liquidity.

The Company employs various economic hedging strategies with the objective of mitigating the market risks that are inherent in its business and operations.  These risks include currency, changes in the fair value of its investments, the impact of interest rate, equity markets and credit spread risks.  The Company seeks to control these risks by, among other things, entering into a number of derivative instruments, such as interest rate swaps, options, futures and forward contracts.

Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate the Company from risks associated with those fluctuations. The Company’s hedging strategies also rely on assumptions and projections regarding its assets, liabilities and general market factors that may prove to be incorrect or prove to be inadequate.  Accordingly, the Company’s hedging strategies may not have the desired beneficial impact upon results of operations or financial condition.  Poorly designed strategies or improperly executed transactions could increase the Company’s risks and losses.  Hedging strategies involve transaction cost and other costs, and if the Company terminates a hedging agreement, it may also be required to pay additional costs such as transaction fees or breakage costs.  The Company’s hedging strategy additionally relies on the assumption that hedging counterparties remain able and willing to provide the hedges required by its strategy.  Increased regulation, market shocks, worsening market conditions, and other factors that affect or are perceived to affect the financial condition, liquidity and creditworthiness of the Company and its affiliates may reduce the ability and willingness of such counterparties to engage in hedging contracts with the Company, affecting its overall ability to hedge its risks and adversely affect the Company’s business, operations, financial condition and liquidity.

The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.

The Company routinely executes a high volume of transactions with counterparties in the financial services industry. Third-parties that owe the Company money, securities or other assets may not pay or perform under their obligations.  These parties include issuers of securities held by the Company, customers, trading counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges and other financial intermediaries.  Defaults by one of more of these parties on their obligations to the Company due to bankruptcy, lack of liquidity, economic downturns, operational failure or even rumors about potential severe distress of defaults by one of more of these parties could have an adverse effect on the Company’s results of operations, financial condition or cash flows.

Changes in reserve estimates may reduce profitability.

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims.  The Company calculates reserves based on many assumptions and estimates including future investment returns, mortality, policyholder behavior, and expenses.  The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain.  Assumptions are based on the Company’s experience and periodically reviewed against industry standards.  Such Company and industry experience may be limited on certain products. The Company cannot, however, determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims.  If actual experience differs significantly from assumptions or estimates, reserves may not be adequate.  As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

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

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms.  Economic turmoil may accelerate consolidation activity.  Many of these competitors also have been able to increase their distribution systems through mergers or contractual arrangements.  Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively.  These competitive pressures could result in increased pressure on the pricing of certain of the Company’s products and services, and could harm the Company’s ability to maintain or increase profitability.  In addition, if the Company’s financial strength and credit ratings are lower than its competitors it could result in increased surrenders and/or a significant decline in sales.   Due to the competitive nature of the financial services industry, there can be no assurance that the Company will continue to effectively compete within the industry or that competition will not have an adverse impact on the business, results of operations, or financial condition.

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

The loss of key personnel could negatively affect the Company’s financial results and impair its ability to implement the Company’s business strategy.

The Company’s success depends in large part on its ability to attract and retain key people.  Intense competition exists for key employees with demonstrated ability, and the Company may be unable to hire or retain such employees.  Due to their skills, knowledge of the Company’s business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees, the unexpected loss of services of one or more of the Company’s key personnel could have a material adverse effect on its operations.  The Company also relies upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for its overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls.  A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect its operational controls, including internal controls over financial reporting.

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

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States.  The primary purpose of state regulation is to protect contract owners, and not necessarily to protect creditors and investors.  State insurance and securities regulators, state attorneys general, the NAIC, the SEC, the FINRA, the DOL and the IRS continually reexamine existing laws and regulations and may impose changes in the future. In addition, evolving judicial interpretations of existing statutes could impact the Company’s operations. One such example is the Obama Administration’s recent announcement concerning the Defense of Marriage Act (“DOMA”). Should DOMA be declared unconstitutional, statutes that provide benefits to spouses could be extended in instances involving legal unions of same sex spouses. The impact of such an extension on insurers’ assumptions as to pricing and reserve estimates is uncertain and the Company cannot predict how it would affect its business or financial condition. The impact of regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Act could subject the Company to substantial additional regulation. Also, there has been an increase in regulatory initiatives by the DOL, including regulations regarding fee disclosure to plan sponsors and participants and a proposal to more broadly define the circumstances under which a person or entity providing investment advice would be deemed a fiduciary under Employee Retirement Income Security Act. See, Part II, Item 7., “Legislative and Regulatory Initiatives”. Changes in legislation, regulation and administrative policies, or new interpretations of existing laws or regulations, in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase the Company’s direct and indirect compliance and other costs of doing business, reduce new product sales, or result in higher taxes affecting the Company, thus reducing the Company’s profitability.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies. These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention to U.S. insurance solvency regulation pursuant to the NAIC’s solvency modernization initiative, including regulatory review of companies’ risk management practices and analyses.  At this time, the Company cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on the Company.

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

▪                             Adequacy of disclosure;

▪                             Retained asset accounts;

▪                            Unclaimed property policies and processes, including use of data available on the U.S. Social Security Administration’s Death Master File or a similar data base to identify instances where death benefits under life insurance policies, annuities and other accounts are payable;

▪                             “Pay to Play” regulations;

▪                             Policies regarding error correction; and

▪                             Practices for addressing accounts in plans abandoned by plan sponsors.

In some cases, this regulatory scrutiny has led to legislation and regulation and proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation.  At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse effect on the Company’s financial position.  The Company cannot, guarantee, however, that new laws, regulations, and other regulatory actions aimed at the business practices under scrutiny would not adversely affect its business.  The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, result in negative coverage of the industry by the media, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

Changes in accounting requirements could negatively impact the Company’s reported results of operations and the Company’s reported financial position.

Accounting standards are continuously evolving and subject to change. U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes with negative impacts to the Company’s reported results and financial condition.

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

The Company is highly dependent on automated systems to record and process Company and contract owner transactions, as well as to calculate reserving requirements, investment asset valuations, and certain other components of the Company’s U.S. GAAP and statutory financial statements.  The Company could experience a failure of one of these systems, could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, the Company’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its contract owners. Operating system failures, ineffective system implementation or other disruptions of these systems for any reason could cause significant interruption to the Company’s operations which could harm the Company’s reputation, adversely affect the Company’s internal control over financial reporting, or have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

The Company’s commercial mortgage loans face both default and delinquency risk.  The Company establishes valuation allowances for estimated impairments at the balance sheet date. These valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. The Company also establishes valuation allowances for loan losses, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2011, there were no mortgage loans that were  delinquent or in the process of foreclosure.  The performance of the Company’s mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency and default rate of the Company’s commercial mortgage loan portfolio could adversely impact the Company’s financial strength and profitability.

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

Past or future misconduct by the Company’s employees or employees of its vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Although the Company employs controls and procedures designed to monitor associates’ business decisions and prevent the Company from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures.  The compensation policies and practices applicable to ING U.S. insurance., including the Company, are reviewed by ING as part of its overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If associates of the Company take excessive or inappropriate risks, those risks could harm the Company’s reputation and have a material adverse effect on its results of operations or financial condition.

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

Item 2.                         Properties

The Company’s home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties.  Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390.  The affiliated companies are reimbursed for the Company’s use of these services and facilities under a variety of intercompany agreements.

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

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with examinations, inquiries, investigations and audits of the products and practices of the Company or the financial services industry.  These currently include an inquiry regarding the Company’s policy for correcting errors made in processing trades for ERISA plans or plan participants.  Some of these investigations, examinations, audits and inquiries could result in regulatory action against the Company. The potential outcome of the investigations, examinations, audits, inquiries and any such regulatory action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, additional payments to plans or participants, disgorgement, settlement payments, penalties, fines, and other financial liability and changes to the Company’s policies and procedures, the financial impact of which cannot be estimated at this time, but management does not believe will have a material adverse effect on the Company’s financial position or results of operations.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

Item 4.        Mine Safety Disclosures

Not applicable.

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

ILIAC’s ability to pay dividends to its Parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of ILIAC’s earned statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.  Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2011, ILIAC did not pay any dividends on its common stock to its Parent. During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the year ended December 31, 2009, ILIAC did not pay any dividends on its common stock to its Parent. On December 22, 2011 and October 30, 2010, ING Financial Advisers, LLC (“IFA”) paid a $65.0 and $60.0, respectively, dividend to ILIAC, its parent, which was eliminated in consolidation.

During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.  During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.  On November 12, 2008, ING issued to The State of the Netherlands (the “Dutch State”) non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

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

	2011	2010	2009
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,420.9	$1,342.3	$1,242.1
Fee income	615.1	589.7	533.8
Premiums	33.9	67.3	35.0
Broker-dealer commission revenue	218.3	220.0	275.3
Net realized capital gains (losses)	0.3	(28.1)	(245.5)
Total revenue	2,309.0	2,226.0	1,870.7
Interest credited and other benefits to contract owners	986.8	768.0	511.2
Broker-dealer commission expense	218.3	220.0	275.3
Net amortization of deferred policy acquisition costs and value of business acquired	155.4	(53.2)	79.6
Net income	336.6	436.9	353.9

CONSOLIDATED FINANCIAL POSITION
Total investments	$23,595.5	$21,184.1	$19,737.2
Assets held in separate accounts	45,295.2	46,489.1	41,369.8
Total assets	74,628.9	73,664.0	66,971.6
Future policy benefits and claims reserves	23,062.3	21,491.6	21,118.6
Liabilities related to separate accounts	45,295.2	46,489.1	41,369.8
Total shareholder’s equity	4,287.7	3,458.3	2,904.1

ASSETS UNDER MANAGEMENT AND ADMINISTRATION
Variable annuities	$36,912.5	$38,427.8	$34,823.8
Fixed annuities	20,584.3	19,452.6	18,063.4
Stabilizer	6,781.6	5,681.0	5,530.4
Plan sponsored and other	504.0	632.2	738.5
Total assets under management	64,782.4	64,193.6	59,156.1
Assets under administration	96,642.7	91,112.6	81,645.5
Total assets under management and administration	$161,425.1	$155,306.2	$140,801.6

Item 7.        Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly-owned subsidiaries (collectively, the “Company”) for each of the three years ended December 31, 2011, 2010, and 2009, and financial condition as of December 31, 2011 and 2010. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes, and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

2.        The default of a major market participant could disrupt the markets.

3.        Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

4.       Circumstances associated with implementation of ING Groep’s recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep’s receipt of state aid from the Dutch State could adversely affect the Company’s results of operations and financial condition.

5.       The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company’s control, and influences its financial strength and credit ratings.

6.       The Company has experienced ratings downgrades and may experience additional future downgrades in the Company’s ratings, which may negatively affect profitability, financial condition, and access to liquidity.

7.       The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company’s results of operations, financial condition and liquidity.

8.       The valuation of many of the Company’s financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

9.       The determination of the amount of impairments taken on the Company’s investments is subjective and could materially impact results of operations.

10.     The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company’s results of operations or financial condition.

11.     Changes in underwriting and actual experience could materially affect profitability.

12.     The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company’s business does not generate sufficient taxable income or if the Company’s tax planning strategies are modified.  Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

13.     Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

14.     The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company’s business, operations, financial condition and liquidity.

15.     The inability of counterparties to meet their financial obligations could have an adverse effect on the Company’s results of operations.

16.     Changes in reserve estimates may reduce profitability.

17.     A loss of or significant change in key product distribution relationships could materially affect sales.

18.     Competition could negatively affect the ability to maintain or increase profitability.

19.    Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

20.     The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

21.     The loss of key personnel could negatively affect the Company’s financial results and impair its ability to implement the Company’s business strategy.

22.     Litigation may adversely affect profitability and financial condition.

23.    The Company’s businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.

24.     The Company’s products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

25.     Changes in accounting requirements could negatively impact the Company’s reported results of operations and the Company’s reported financial position.

26.     Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over financial reporting.

27.     Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

28.     Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company’s profitability.

29.     The occurrence of unidentified or unanticipated risks within the Company’s risk management programs could negatively affect the Company’s business or result in losses.

30.     The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition.

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

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013.  ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof.  On November 10, 2010, ING announced that ING and its U.S. insurance affiliates, including the Company, are preparing for a base case of an initial public offering (“IPO”) of the Company and its U.S.-based insurance and investment management affiliates. See the “Recent Initiatives” section included in Liquidity and Capital Resources for a description of the key components of the ING restructuring plan.

The Company has one operating segment.

Critical Accounting Policies, Judgments, and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following accounting policies, judgments, and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: Reserves for future policy benefits, valuation and amortization of DAC and value of business acquired (“VOBA”), valuation of investments and derivatives, impairments, income taxes, and contingencies.

In developing these accounting estimates and policies, the Company’s management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop.  Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the Consolidated Financial Statements.  For a more detailed discussion of other significant accounting policies, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements included in Part II, Item 8. contained herein.

Reserves for Future Policy Benefits

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations under its variable annuity and fixed annuity products. The principal assumptions used to establish liabilities for future policy benefits are based on the Company’s experience and are periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses.  Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

The determination of future policy benefit reserves is dependent on actuarial assumptions set by the Company in determining policyholder behavior. Significant policyholder behavior assumptions include mortality and lapse rates. Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the contract owner. The Company utilizes a combination of actual and industry experience when setting its mortality assumption. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. For certain of the Company’s variable products, the lapse rate is based on the consideration of the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered “in the money,” or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, out of the money guarantees are assumed to be more likely to lapse or surrender as contract owners are less likely incentivized to retain the policy.

Reserves for individual immediate annuities with life contingent payout benefits are equal to the present value of expected future payments.  Assumptions as to interest rates, mortality, and expenses are based upon the Company’s experience at the period the policy is sold, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  Interest rates used to calculate the present value of future benefits ranged from 4.5% to 6.0%.  Although assumptions are “locked-in” upon the issuance of immediate annuities with life contingent payout benefits, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a margin for adverse deviations.

Product Guarantees

Reserves for certain variable annuities offer guaranteed minimum death benefits (“GMDB”) that are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The GMDB is accrued in the event the contract owner account value at death is below the guaranteed value and is included in reserves.  Expected experience is based on a range of scenarios.

Assumptions used, such as near-term and long-term equity market return, lapse rate, and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC, and, thus, are subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index. The Company periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.  To offset the Company’s exposure on these guarantees to adverse changes in the equity markets, the Company enters into various derivative positions.

Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for Managed custody guarantee (“MCG”) products.  These derivatives are measured at estimated fair value with changes in estimated fair value reported in Interest credited and other benefits to contract owners in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer and MCG contracts is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums.  At inception of the contract the Company projects a guaranteed premium to be equal to the present value of the projected future claims.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  Explicit risk margins are included, as well as an explicit recognition of all nonperformance risks.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ILIAC based on the credit default swaps with similar term to maturity and priority of payment. The Company credit default spread is applied to the discount factors for product guarantees in its valuation model in order to incorporate credit risk into the fair values of these product guarantees.

Valuation and Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest.  Such costs consist principally of certain commissions, contract issuance and agency expenses, related to the production of new and renewal business.  VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest.  The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. For a discussion of deferred sales inducements, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements.

Amortization Methodologies

The Company amortizes DAC and VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits.  Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business, and certain economic variables, such as inflation, are based on the Company’s experience and overall capital markets.  At each valuation date, actual historical gross profits are reflected and estimated gross profits, and related assumptions, are evaluated for continued reasonableness.  Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”).

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period.  DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these balances.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates.  Several assumptions are considered significant in the estimation of future gross profits associated with the Company’s variable products.

▪         One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company’s practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, and a 14% cap. The Company implemented this reversion to the mean methodology prospectively on January 1, 2011.

▪          Prior to January 1, 2011, the Company utilized a static long-term equity return assumption for projecting account balance growth in all future years. This return assumption was reviewed annually or more frequently, if deemed necessary. Actual returns that were higher than long-term expectations produced higher contract owner account balances, which increased the Company’s future fee expectations and decreased future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected gross profits. The opposite result occurred when returns were lower than long-term expectations.

▪         Assumptions related to interest rate spreads and credit losses also impact estimated gross profits. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

▪         Other significant assumptions include premium levels and estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. The Company uses a combination of actual and industry experience when setting and updating its policyholder behavior assumptions and such assumptions require considerable judgment.  Estimated gross profits of the Company’s variable annuity contracts are sensitive to these assumptions.

Valuation of Investments and Derivatives

Investments

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company’s own credit risk.  The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability.  The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

▪          Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.  The Company defines an active market as a market in which transactions take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪          Level 2 - Quoted prices in markets that are not active or valuation techniques that require inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For more information regarding the Company’s process of assigning fair values to investments, refer to the Financial Instruments note to the Consolidated Financial Statements.

Derivatives

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.

Derivatives are carried at fair value, which is determined using observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, and London Interbank Offered Rates (“LIBOR”), or through values established by third-party brokers. Valuations for futures contracts are based on unadjusted quoted prices from an active exchange.  Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  The Company’s credit risk is also considered and incorporated in its valuation process.

The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

The Company also has investments in certain fixed maturities, and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third-party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with annuity contracts, refer to the “Reserves for Future Policy Benefits” section in Management’s Narrative Analysis of Operations and Financial Condition included in Part II, Item 7. contained herein.

For additional information regarding the fair value measurements associated with derivatives, refer to the Financial Instruments note to the Consolidated Financial Statements.

Impairments

The Company periodically evaluates its available-for-sale general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.  An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all schedule interest and principal payment, and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.  In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses.  When assessing the Company’s intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow needs or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets.

Prior to April 1, 2009, the Company recognized in earnings an OTTI for a fixed maturity in an unrealized loss position, unless the Company could assert that it had both the intent and ability to hold the fixed maturity for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. The entire difference between the fixed maturity’s amortized cost basis and its estimated fair value was recognized in earnings if the security was determined to have an OTTI.

There was no change in guidance for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value.

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪         The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received.  The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

▪         When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company’s best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured securities such as Residential Mortgage-backed Securities (“RMBS”), Commercial Mortgage-backed Securities (“CMBS”), and Asset-backed Securities (“ABS”).  These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪         When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

The cost or amortized cost of fixed maturities and equity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of the credit related impairment components of OTTI on a fixed maturity, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity in a prospective manner based on the amount and timing of estimated future cash flows.

Mortgage Loans on Real Estate

Mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. In response to challenges that the economy presented to the commercial mortgage market, the Company began recording an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process beginning in the third quarter of 2009.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on the Company’s income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. The Company exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

The Company evaluates and tests the recoverability of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;
▪	Taxable income in prior carryback years;
▪	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;
▪	Projected future reversals of existing temporary differences;
▪	The length of time carryforwards can be utilized; and
▪	Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

As of December 31, 2011 and 2010, the Company recorded the following valuation allowances:

($ in millions, except as otherwise noted)	2011	2010
Realized and unrealized capital loss on investments	$-	$ 109.0
Foreign tax credits	11.1	11.1

In establishing tax liabilities, the Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Consolidated Financial

Statements. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information.

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on the Company’s estimates and effective tax rate.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets, and actual or possible claims and assessments. Amounts related to loss contingencies are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated.

Results of Operations

Overview

Products currently offered by the Company include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans.

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products which the Company commenced selling during the first quarter of 2010.

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

Economic Analysis

The pace of economic growth in the U.S. remained subdued in the second half of 2011, though the U.S. economy performed better than the first half of the year.  The U.S. economy grew 1.8% on annualized basis in the third quarter of the year, while industrial production rose more than 2% in the second half of the year compared to just 0.6% in the first half of the year.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the mediocre increase in real disposable income.  Business fixed investment is increasing less rapidly, while the housing sector is still depressed.  House prices have continued to decline and residential investment remains weak.  Real export growth has been disappointing.  Global industrial production and global trade are expanding but at a fairly modest pace because of the slowing in global growth.

Overall inflation was contained during 2011 with the exception of higher energy and commodity prices which received significant press coverage. The public’s perception of inflation will depend on whether the effects of higher energy and other commodities price increases dissipate and stabilize in the coming year. The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has continued to extend the average maturity of the securities in its portfolio, announced in September 2011. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed will also reinvest principal payment for its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until mid-2013.

Short-term LIBOR remains low by historic standards but has been gradually rising since mid 2011. However, U.S. Treasury rates have declined noticeably since the beginning of 2011. Long-term U.S. Treasury rates decreased in the fourth quarter of 2011 as compared to the same period in 2010. The decline in U.S. Treasury rates is mainly due to the Fed’s commitment to keep the federal funds target rate low until mid-2013, low short-term rates, its policy to exert downward pressure on long-term rates, and well-anchored inflationary expectations.

In spite of modest improvement in economic activity in the second half of 2011, and accommodative policies, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative developments include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone’s inability to contain the region’s debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Year ended December 31, 2011 compared to year ended December 31, 2010

The Company’s results of operations for the year ended December 31, 2011, and changes therein, were primarily impacted by lower Operating expenses, higher Net investment income, a Net realized capital gain incurred in the current year versus a Net realized capital loss incurred in the prior year, and higher Fee income. These favorable items were partially offset by an increase in Net amortization of DAC and VOBA, higher Interest credited and other benefits to contract owners, and lower Premiums.

	Years ended December 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,420.9	$1,342.3	$78.6	5.9%
Fee income	615.1	589.7	25.4	4.3%
Premiums	33.9	67.3	(33.4)	(49.6)%
Broker-dealer commission revenue	218.3	220.0	(1.7)	(0.8)%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(116.8)	(199.2)	82.4	41.4%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	9.5	52.1	(42.6)	(81.8)%
Net other-than-temporary impairments recognized in earnings	(107.3)	(147.1)	39.8	27.1%
Other net realized capital gains	107.6	119.0	(11.4)	(9.6)%
Total net realized capital gains (losses)	0.3	(28.1)	28.4	NM
Other income	20.5	34.8	(14.3)	(41.1)%
Total revenue	2,309.0	2,226.0	83.0	3.7%
Benefits and expenses:
Interest credited and other benefits to contract owners	986.8	768.0	218.8	28.5%
Operating expenses	605.5	710.6	(105.1)	(14.8)%
Broker-dealer commission expense	218.3	220.0	(1.7)	(0.8)%
Net amortization of deferred policy acquisition costs and value of business acquired	155.4	(53.2)	208.6	NM
Interest expense	2.6	2.9	(0.3)	(10.3)%
Total benefits and expenses	1,968.6	1,648.3	320.3	19.4%
Income before income taxes	340.4	577.7	(237.3)	(41.1)%
Income tax expense	3.8	140.8	(137.0)	(97.3)%
Net income	$336.6	436.9	$(100.3)	(23.0)%
Effective tax rate	1.1%	24.4%
NM - Not meaningful

Revenues

Total revenues increased for the year ended December 31, 2011 primarily due to an increase in Net investment income, a Net realized capital gain incurred in the current year versus a Net realized capital loss incurred in the prior year, and higher Fee income, partially offset by lower Premiums.

The increase in Net investment income for the year ended December 31, 2011 is primarily due to favorable returns on limited partnerships. Within the fixed maturity investments, investment income increased in corporate securities offset by a decline in CMBS investment income as positions were reduced and reinvested into investment grade (“IG”) corporate securities. In addition, the increased income earned on corporate securities was also offset by a decline in earnings on certain collateralized mortgage obligation (“CMO”) securities.

The change in Total net realized capital gains (losses) for the year ended December 31, 2011 is primarily due to lower credit and intent related impairments on fixed maturities driven by the improved economic and interest rate environment.

The increase in Fee income for the year ended December 31, 2011 is primarily due to an increase in expense reimbursement fees.

The decrease in Premiums for the year ended December 31, 2011 is primarily due to lower sales of annuity products.

Benefits and Expenses

Total benefits and expenses increased for the year ended December 31, 2011 primarily due to an increase in Net amortization of DAC and VOBA and higher Interest credited and other benefits to contract owners, partially offset by lower Operating expenses.

The increase in Net amortization of DAC and VOBA for the year ended December 31, 2011 is primarily due to higher favorable unlocking in 2010 due to higher equity markets and favorable assumption changes, as well as higher gross profits in 2011.

Interest credited and other benefits to contract owners increased for the year ended December 31, 2011 due to the increase in reserves for product guarantees driven by the decline in interest rates.

Operating expenses decreased for the year ended December 31, 2011 due to actions taken to reduce staffing and related expenses, including the elimination of the wholesale distribution channel in 2011.

Income Taxes

Income tax expense decreased for the year ended December 31, 2011 primarily due to a decrease in income before taxes, a greater release of tax valuation allowances related to net realized capital losses, and an increase in the dividends received deduction.

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

	Years ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,342.3	$1,242.1	$100.2	8.1%
Fee income	589.7	533.8	55.9	10.5%
Premiums	67.3	35.0	32.3	92.3%
Broker-dealer commission revenue	220.0	275.3	(55.3)	(20.1)%
Net realized capital losses:
Total other-than-temporary impairment losses	(199.2)	(433.5)	234.3	54.0%
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	52.1	39.0	13.1	33.6%
Net other-than-temporary impairments recognized in earnings	(147.1)	(394.5)	247.4	62.7%
Other net realized capital gains	119.0	149.0	(30.0)	(20.1)%
Total net realized capital losses	(28.1)	(245.5)	217.4	88.6%
Other income	34.8	30.0	4.8	16.0%
Total revenue	2,226.0	1,870.7	355.3	19.0%
Benefits and expenses:
Interest credited and other benefits to contract owners	768.0	511.2	256.8	50.2%
Operating expenses	710.6	597.6	113.0	18.9%
Broker-dealer commission expense	220.0	275.3	(55.3)	(20.1)%
Net amortization of deferred policy acquisition costs and value of business acquired	(53.2)	79.6	(132.8)	NM
Interest expense	2.9	3.5	(0.6)	(17.1)%
Total benefits and expenses	1,648.3	1,467.2	181.1	12.3%
Income before income taxes	577.7	403.5	174.2	43.2%
Income tax expense	140.8	49.6	91.2	183.9%
Net income	$436.9	$353.9	$83.0	23.5%
Effective tax rate	24.4%	12.3%
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

Income Taxes

Income tax expense increased for the year ended December 31, 2010 primarily due to an increase in income before taxes and a lower release of tax valuation allowances related to net realized capital losses partially offset by the increase in the dividends received deduction and a favorable Internal Revenue Service (“IRS”) audit settlement.

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

Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Segmented portfolios are established for groups of products with similar liability characteristics within the Company.  The Company’s investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following tables present the investment portfolio at December 31, 2011 and 2010.

	2011		2010
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, including securities pledged	$18,669.1	79.1%	$16,974.8	80.1%
Fixed maturities, at fair value using the fair value option	511.9	2.2%	453.4	2.1%
Equity securities, available-for-sale	144.9	0.6%	200.6	1.0%
Short-term investments	216.8	0.9%	222.4	1.0%
Mortgage loans on real estate	2,373.5	10.1%	1,842.8	8.7%
Loan-Dutch State obligation	417.0	1.8%	539.4	2.6%
Policy loans	245.9	1.0%	253.0	1.2%
Limited partnerships/corporations	510.6	2.2%	463.5	2.2%
Derivatives	505.8	2.1%	234.2	1.1%
Total investments	$23,595.5	100.0%	$21,184.1	100.0%

Fixed Maturities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$-	$1,231.6	$-
U.S. government agencies and authorities	379.7	31.0	-	410.7	-
State, municipalities, and political subdivisions	95.1	10.9	-	106.0	-

U.S. corporate securities:
Public utilities	1,915.1	198.0	5.8	2,107.3	-
Other corporate securities	6,251.8	572.8	25.3	6,799.3	-
Total U.S. corporate securities	8,166.9	770.8	31.1	8,906.6	-

Foreign securities(1):
Government	308.5	39.8	3.1	345.2	-
Other	4,352.5	328.8	38.4	4,642.9	-
Total foreign securities	4,661.0	368.6	41.5	4,988.1	-

Residential mortgage-backed securities	1,955.4	285.4	52.9	2,187.9	29.5
Commercial mortgage-backed securities	866.1	51.0	5.8	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	438.8	4.2

Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	19,181.0	38.1
Less: securities pledged	572.5	22.4	1.2	593.7	-
Total fixed maturities	17,089.8	1,649.7	152.2	18,587.3	38.1
Equity securities	131.8	13.1	-	144.9	-
Total investments	$17,221.6	$1,662.8	$152.2	$18,732.2	$38.1

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$-
U.S. government agencies and authorities	536.7	45.9	-	582.6	-
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	-

U.S. corporate securities:
Public utilities	1,442.0	73.5	13.3	1,502.2	-
Other corporate securities	5,380.1	392.0	31.1	5,741.0	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	-
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	-
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	-	200.6	-
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1)	Primarily U.S. dollar denominated.
(2)	Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector.  The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At December 31, 2011 and 2010, the average quality rating of the Company’s fixed maturities portfolio was A.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available.

The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, that became effective December 31, 2009 and for CMBS that became effective December 31, 2010. The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about the Company’s fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate to NAIC designation, but represents the Company’s best estimate of comparable ratings from rating agencies, including Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

•                  when three ratings are received then the middle rating is applied;

•                  when two ratings are received then the lower rating is applied;

•                  when a single rating is received, the NRSRO rating is applied;

•                  and, when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged to creditors, were as follows at December 31, 2011 and 2010.

2011
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$9,670.6	50.5%	$8,835.6	50.1%
2	8,352.1	43.5%	7,722.6	43.7%
3	875.0	4.6%	850.4	4.8%
4	158.3	0.8%	170.1	1.0%
5	83.8	0.4%	77.3	0.4%
6	41.2	0.2%	6.3	0.0%
Total	$19,181.0	100.0%	$17,662.3	100.0%

2010
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$9,952.6	57.2%	$9,363.3	56.9%
2	6,451.5	37.0%	6,141.9	37.2%
3	790.8	4.5%	753.2	4.6%
4	172.9	1.0%	171.9	1.0%
5	42.7	0.2%	39.8	0.2%
6	17.7	0.1%	24.3	0.1%
Total	$17,428.2	100.0%	$16,494.4	100.0%

Total fixed maturities by NRSRO quality rating category, including securities pledged to creditors, were as follows as of December 31, 2011 and 2010.

2011
NRSRO Quality	Fair	% of	Amortized	% of
Rating	Value	Total	Cost	Total
AAA	$4,420.3	23.0%	$3,972.4	22.5%
AA	899.0	4.7%	813.1	4.6%
A	4,273.2	22.3%	3,949.9	22.4%
BBB	8,244.6	43.0%	7,633.0	43.2%
BB	835.8	4.4%	803.5	4.5%
B and below	508.1	2.6%	490.4	2.8%
Total	$19,181.0	100.0%	$17,662.3	100.0%

2010
NRSRO Quality	Fair	% of	Amortized	% of
Rating	Value	Total	Cost	Total
AAA	$4,273.4	24.5%	$3,961.1	24.0%
AA	1,206.8	6.9%	1,154.8	7.0%
A	4,163.5	23.9%	3,961.1	24.0%
BBB	6,404.2	36.8%	6,077.4	36.8%
BB	756.7	4.3%	718.8	4.4%
B and below	623.6	3.6%	621.2	3.8%
Total	$17,428.2	100.0%	$16,494.4	100.0%

At December 31, 2011 and 2010, 93.0% and 92.1% of the fixed maturities were invested in securities rated BBB and above, respectively.

Fixed maturities rated BB and below may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows at December 31, 2011 and 2010.

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,231.6	6.4%	$1,096.6	6.2%
U.S. government agencies and authorities	410.7	2.1%	379.7	2.1%
U.S. corporate, state, and municipalities	9,012.6	47.0%	8,262.0	46.7%
Foreign	4,988.1	26.0%	4,661.0	26.4%
Residential mortgage-backed	2,187.9	11.4%	1,955.4	11.2%
Commercial mortgage-backed	911.3	4.8%	866.1	4.9%
Other asset-backed	438.8	2.3%	441.5	2.5%
Total	$19,181.0	100.0%	$17,662.3	100.0%

	2010
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$714.4	4.1%	$717.0	4.4%
U.S. government agencies and authorities	582.6	3.3%	536.7	3.3%
U.S. corporate, state, and municipalities	7,383.9	42.4%	6,968.0	42.2%
Foreign	4,773.5	27.4%	4,535.8	27.5%
Residential mortgage-backed	2,355.4	13.5%	2,116.0	12.8%
Commercial mortgage-backed	1,029.6	5.9%	1,005.6	6.1%
Other asset-backed	588.8	3.4%	615.3	3.7%
Total	$17,428.2	100.0%	$16,494.4	100.0%

The fair value and amortized cost of fixed maturities, including securities pledged, as of December 31, 2011, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Fair	Amortized
	Value	Cost
Due to mature:
One year or less	$288.4	$271.1
After one year through five years	4,375.9	4,147.2
After five years through ten years	5,587.3	5,199.4
After ten years	5,391.4	4,781.6
Mortgage-backed securities	3,099.2	2,821.5
Other asset-backed securities	438.8	441.5
Fixed maturities, including securities pledged	$19,181.0	$17,662.3

The following tables set forth the composition of the U.S. and foreign corporate securities within fixed maturity portfolio by industry category as of December 31, 2011 and 2010:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
2011
Communications	$1,108.8	$116.3	$2.0	$1,223.1
Financial	1,948.9	133.2	39.6	2,042.5
Industrial and other companies	6,577.6	559.0	20.7	7,115.9
Utilities	2,527.2	259.2	6.4	2,780.0
Transportation	356.9	31.9	0.8	388.0
Total	$12,519.4	$1,099.6	$69.5	$13,549.5

2010
Communications	$1,011.1	$73.7	$4.8	$1,080.0
Financial	1,455.3	144.2	22.6	1,576.9
Industrial and other companies	6,142.1	357.9	31.2	6,468.8
Utilities	2,012.2	108.0	23.1	2,097.1
Transportation	290.9	22.2	0.1	313.0
Total	$10,911.6	$706.0	$81.8	$11,535.8

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, and the Dutch State loan obligation, with a carrying value in excess of 10.0% of the Company’s Shareholder’s equity at December 31, 2011 and 2010.

At December 31, 2011 and 2010, fixed maturities with fair values of $13.6 and $13.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At December 31, 2011 and 2010, approximately 42.5% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Subprime and Alt-A Mortgage Exposure

Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and early 2011, price transparency and liquidity for bonds backed by subprime mortgages improved with the reduced volatility across broader risk markets and apparent increase in overall risk appetite.  However, beginning in second quarter of 2011, the market for the lower quality, distressed segments of the subprime and Alt-A mortgage markets again displayed weakness.  Distortions to the amount of available supply in the market of these asset types had the impact of increasing volatility and reducing liquidity in these segments of the non-agency RMBS markets.  In the second half of 2011, while these supply problems dissipated, additional headwinds from fundamental problems in the housing market and uncertainty from the broader global markets negatively impacted credit risk premiums, further pressuring bond prices lower.  In managing its risk exposure to subprime and Alt-A mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.

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

The Company’s exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referenced. As of December 31, 2011, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $59.1 and $21.7, respectively, representing 0.3% of total fixed maturities, including securities pledged.  As of December 31, 2010, the fair value and gross unrealized losses related to the Company’s exposure to subprime mortgages were $215.3 and $38.3, respectively, representing 1.2% of total fixed maturities, including securities pledged.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Refer to Liquidity and Capital Resources contained herein.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	75.8%	AAA	7.5%	2007	9.1%
	2	5.3%	AA	0.0%	2006	4.5%
	3	9.3%	A	13.0%	2005 and prior	86.4%
	4	9.4%	BBB	33.7%		100.0%
	5	0.0%	BB and below	45.8%
	6	0.2%		100.0%
		100.0%

2010
	1	81.5%	AAA	19.7%	2007	28.4%
	2	5.6%	AA	9.2%	2006	24.0%
	3	7.3%	A	5.6%	2005 and prior	47.6%
	4	2.3%	BBB	6.7%		100.0%
	5	1.3%	BB and below	58.8%
	6	2.0%		100.0%
		100.0%

The Company’s exposure to Alt-A mortgages is included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of December 31, 2011, the fair value and gross unrealized losses aggregated to $98.8 and $19.6, respectively, representing 0.5% of total fixed maturities. As of December 31, 2010, the fair value and gross unrealized losses aggregated to $123.2 and $21.7, respectively, representing 0.7% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	43.9%	AAA	0.4%	2007	8.9%
	2	16.4%	AA	3.5%	2006	23.9%
	3	16.6%	A	14.7%	2005 and prior	67.2%
	4	15.9%	BBB	5.2%		100.0%
	5	4.4%	BB and below	76.2%
	6	2.8%		100.0%
		100.0%

2010
	1	34.4%	AAA	15.6%	2007	9.5%
	2	26.3%	AA	4.6%	2006	26.8%
	3	15.4%	A	1.6%	2005 and prior	63.7%
	4	19.3%	BBB	3.6%		100.0%
	5	4.5%	BB and below	74.6%
	6	0.1%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months.  However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages.  In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early signals of a recovery in commercial real estate.  In addition, the primary market for CMBS continued its recovery from the credit crisis, with total new issuance in 2011 higher for the third straight year. This had the impact of increasing credit availability within the commercial real estate universe. For consumer asset-backed securities, delinquency and loss rates have continued to decline.  While there are concerns with consumer loans as a result of the current macro-economic environment, improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of December 31, 2011 and 2010, the fair value of the Company’s CMBS totaled $911.3 and $1.0 billion, respectively, and other ABS, excluding subprime exposure, totaled $381.0 and $389.8, respectively. As of December 31, 2011, the gross unrealized losses related to CMBS totaled $5.8 and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.7. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

	% of Total CMBS
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	97.4%	AAA	63.7%	2007	23.4%
	2	0.9%	AA	1.4%	2006	18.2%
	3	0.7%	A	21.1%	2005 and prior	58.4%
	4	1.0%	BBB	4.0%		100.0%
	5	0.0%	BB and below	9.8%
	6	0.0%		100.0%
		100.0%

2010
	1	91.6%	AAA	60.6%	2007	21.5%
	2	3.3%	AA	3.9%	2006	20.4%
	3	2.4%	A	20.7%	2005 and prior	58.1%
	4	0.6%	BBB	7.2%		100.0%
	5	1.2%	BB and below	7.6%
	6	0.9%		100.0%
		100.0%

As of December 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 49.3%, 5.5%, and 17.2%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2010, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 57.5%, 10.6%, and 4.6%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to other ABS holdings excluding subprime exposure, by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2011 and 2010:

	% of Total other ABS
	NAIC Designation		NRSRO Rating		Vintage
2011
	1	95.0%	AAA	82.7%	2011	14.3%
	2	4.7%	AA	1.2%	2010	7.3%
	3	0.0%	A	8.4%	2009	0.4%
	4	0.3%	BBB	7.4%	2008	11.7%
	5	0.0%	BB and below	0.3%	2007	30.3%
	6	0.0%		100.0%	2006	6.8%
		100.0%			2005 and prior	29.2%
						100.0%

2010
	1	77.6%	AAA	68.7%	2010	5.5%
	2	18.9%	AA	3.6%	2009	0.2%
	3	2.9%	A	7.3%	2008	11.7%
	4	0.6%	BBB	16.9%	2007	30.9%
	5	0.0%	BB and below	3.5%	2006	14.4%
	6	0.0%		100.0%	2005 and prior	37.3%
		100.0%				100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $2.4 billion and $1.8 billion as of December 31, 2011 and 2010, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  There were no impairments taken on the mortgage loan portfolio for the year ended December 31, 2011. Impairments taken on the mortgage loan portfolio were $1.0 and $10.3 for the year ended December 31, 2010 and 2009, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  All mortgage loans in the Company’s portfolio were current with respect to principal and interest at December 31, 2011 and 2010. Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At December 31, 2011 and 2010, the Company had a $1.3 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans.  The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments.  These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of December 31, 2011 and 2010, are as follows:

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$552.4	$536.4
50% - 60%	771.5	564.6
60% - 70%	908.2	610.1
70% - 80%	125.2	113.9
80% - 90%	17.5	19.1
Total Commercial Mortgage Loans	$2,374.8	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,600.1	$1,270.0
1.25x - 1.5x	408.1	182.1
1.0x - 1.25x	286.7	191.8
Less than 1.0x	79.9	137.4
Mortgages secured by loans on land or construction loans	-	62.8
Total Commercial Mortgage Loans	$2,374.8	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2011 and 2010.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by US Region:
Pacific	$514.7	21.7%	$375.4	20.4%
South Atlantic	412.0	17.3%	303.1	16.4%
Middle Atlantic	325.9	13.7%	360.0	19.5%
East North Central	285.6	12.0%	144.2	7.8%
West South Central	358.4	15.1%	284.2	15.4%
Mountain	191.2	8.0%	162.1	8.8%
New England	94.2	4.0%	87.6	4.8%
West North Central	98.9	4.2%	53.2	2.9%
East South Central	93.9	4.0%	74.3	4.0%
Total Commercial Mortgage Loans	$2,374.8	100.0%	$1,844.1	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)		2010(1)
	Gross	% of	Gross	% of
	Carrying Value	Total	Carrying Value	Total
Commercial Mortgage Loans
by Property Type:
Industrial	$956.4	40.3%	$657.6	35.7%
Retail	544.7	22.9%	370.7	20.1%
Office	351.5	14.8%	305.3	16.6%
Apartments	281.7	11.9%	251.3	13.6%
Hotel/Motel	132.7	5.6%	152.2	8.2%
Mixed use	0.9	0.0%	-	0.0%
Other	106.9	4.5%	107.0	5.8%
Total Commercial Mortgage Loans	$2,374.8	100.0%	$1,844.1	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following tables set forth the breakdown of commercial mortgages by year of origination as of December 31, 2011 and 2010.

	2011(1)	2010(1)
Year of Origination:
2011	$857.9	$-
2010	161.9	138.5
2009	92.6	98.3
2008	137.2	141.2
2007	202.1	221.0
2006 and prior	923.1	1,245.1
Total Commercial Mortgage Loans	$2,374.8	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

Troubled Debt Restructuring

The Company has high quality, well performing portfolios of commercial mortgage loans and private placements.  Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2011, the Company had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $13.0 and $12.9, respectively.

During the twelve months ended December 31, 2011, the Company had no loans modified in a troubled debt restructuring with a subsequent payment default.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$38.4	25.0%	$7.1	4.6%	$72.0	30.6%	$12.6	5.4%
More than six months and twelve months or less below amortized cost	12.5	8.1%	4.1	2.7%	0.9	0.4%	1.1	0.5%
More than twelve months below amortized cost	61.4	40.1%	29.9	19.5%	106.5	45.4%	41.6	17.7%
Total unrealized capital loss	$112.3	73.2%	$41.1	26.8%	$179.4	76.4%	$55.3	23.6%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade (“IG”)) and securities rated BB and below (Below Investment Grade (“BIG”)) by duration, based on NRSRO designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$38.3	25.0%	$7.2	4.7%	$72.0	30.6%	$12.6	5.4%
More than six months and twelve months or less below amortized cost	6.8	4.4%	9.8	6.4%	1.6	0.7%	0.4	0.2%
More than twelve months below amortized cost	42.1	27.4%	49.2	32.1%	70.9	30.2%	77.2	32.9%
Total unrealized capital loss	$87.2	56.8%	$66.2	43.2%	$144.5	61.5%	$90.2	38.5%

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2011 and 2010.

			More Than Six
			Months and Twelve		More Than Twelve
	Six Months or Less		Months or Less		Months Below
	Below Amortized Cost		Below Amortized Cost		Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$-	$-	$-	$-	$-	$-	$-	$-
U.S. corporate, state, and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

2010
U.S. Treasuries	$475.6	$7.3	$-	$-	$-	$-	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	-	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	-	-	-	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	-	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.2% of the average book value as of December 31, 2011.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$-	$-	$-	$-	-	-
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

2010
U.S. Treasuries	$482.9	$-	$7.3	$-	3	-
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

For the year ended December 31, 2011, unrealized capital losses on fixed maturities decreased by $81.3. The decrease in gross unrealized losses is primarily due to recognition of OTTI on Other ABS and CMBS, market improvement of the CMBS portfolio in the second half of 2011 and the overall declining yields and tightening spreads, leading to higher fair values of fixed maturities.

At December 31, 2011, the Company held no fixed maturity with an unrealized capital loss in excess of $10.0. At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in “Other-Than-Temporary Impairments,” which follows this section. After detailed impairment analysis was completed, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

Other-Than-Temporary Impairments

The Company evaluates available-for-sale fixed maturity and equity securities for impairment on a quarterly basis.  The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the “Critical Accounting Policies, Judgments, and Estimates” section for a discussion of the policy used to evaluate whether the investments are other-than temporarily impaired.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss), by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010			2009
		No. of			No. of		No. of
	Impairment	Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$1.7		1	$156.0	15
Public utilities	-	-	1.3		5	-	-
Other U.S. corporate	20.4	17	5.3		19	47.8	57
Foreign(1)	27.8	50	42.4		20	50.6	42
Residential mortgage-backed	8.2	38	14.8		53	31.6	69
Commercial mortgage-backed	28.2	8	20.5		8	17.7	11
Other asset-backed	22.7	53	58.5		42	43.4	32
Limited partnerships	-	-	1.6		4	17.6	17
Equity securities	-	-	-	*	1	19.5	9
Mortgage loans on real estate	-	-	1.0		1	10.3	4
Total	$107.3	166	$147.1		154	$394.5	256

* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The above tables include $17.6, $48.4, and $112.2, for the years ended December 31, 2011, 2010, and 2009, and respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$1.7	1	$156.0	15
Public utilities	-	-	1.4	5	-	-
Other U.S. corporate	20.4	17	5.3	19	35.9	42
Foreign(1)	23.7	46	28.5	15	48.7	41
Residential mortgage-backed	1.6	7	8.6	18	2.4	1
Commercial mortgage-backed	22.9	8	16.2	6	17.7	11
Other asset-backed	21.1	50	37.0	26	21.6	10
Total	$89.7	128	$98.7	90	$282.3	120

(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of the fixed maturities with other-than-temporary impairments at December 31, 2011, 2010, and 2009, was $1.9 billion, $2.0 billion, and $3.0 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2011, 2010, and 2009, for which a portion of the OTTI was recognized in Accumulated other comprehensive income (loss), and the corresponding changes in such amounts.

	2011	2010	2009
Balance at January 1	$50.7	$46.0	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	-	25.1
Additional credit impairments:
On securities not previously impaired	0.9	12.0	13.6
On securities previously impaired	6.7	11.7	8.8
Reductions:
Intent Impairments	(8.7)	(5.9)	-
Securities sold, matured, prepaid or paid down	(30.2)	(13.1)	(1.5)
Balance at December 31	$19.4	$50.7	$46.0

(1)      Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic 320, on April 1, 2009.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives.  The cost of the investments on disposal is generally determined based on first-in-first-out methodology.  Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities, available-for-sale, including securities pledged	$112.6	$38.7	$(15.1)
Fixed maturities, at fair value using the fair value option	(60.6)	(39.2)	57.0
Equity securities, available-for-sale	7.4	4.1	(2.9)
Derivatives	(59.4)	(36.6)	(267.6)
Other investments	0.3	4.9	(16.9)
Net realized capital gains (losses)	$0.3	$(28.1)	$(245.5)
After-tax net realized capital gains (losses)	$0.2	$1.5	$(67.4)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$-	$1,231.6
U.S. government agencies and authorities	-	410.7	-	410.7
U.S. corporate, state and municipalities	-	8,883.5	129.1	9,012.6
Foreign	-	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	-	2,146.9	41.0	2,187.9
Commercial mortgage-backed securities	-	911.3	-	911.3
Other asset-backed securities	-	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	-	19.0	144.9
Derivatives:
Interest rate contracts	5.7	496.8	-	502.5
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	2.6	-	2.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	953.9	4.8	-	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$-	$-	$221.0	$221.0
Fixed Indexed Annuities	-	-	16.3	16.3
Derivatives:
Interest rate contracts	-	306.4	-	306.4
Foreign exchange contracts	-	32.4	-	32.4
Credit contracts	-	8.6	12.6	21.2
Total	$-	$347.4	$249.9	$597.3

(1)      Level 3 net assets and liabilities accounted for 0.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.1%.

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$646.1	$68.3	$-	$714.4
U.S. government agencies and authorities	-	582.6	-	582.6
U.S. corporate, state and municipalities	-	7,372.7	11.2	7,383.9
Foreign	-	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	-	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	-	1,029.6	-	1,029.6
Other asset-backed securities	-	341.1	247.7	588.8
Equity securities, available-for-sale	172.9	-	27.7	200.6
Derivatives:
Interest rate contracts	3.5	223.3	-	226.8
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	6.7	-	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	-	-	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,288.7	$20,619.4	$572.8	$65,480.9

Liabilities:
Product guarantees	$-	$-	$3.0	$3.0
Fixed Indexed Annuities	-	-	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	-	227.1
Foreign exchange contracts	-	38.5	-	38.5
Credit contracts	-	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)      Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

European Exposures

In the first half of 2010 concerns arose regarding the creditworthiness of several southern European countries, which later spread to other European countries. As a result of these concerns the fair value of sovereign debt decreased and those exposures were being monitored more closely.  With regard to troubled European countries, the Company’s main focus is on Greece, Italy, Ireland, Portugal and Spain (henceforth defined as “peripheral Europe”) as these countries have applied for support from the European Financial Stability Fund (“EFSF”) or received support from the Eurpoean Central Bank (“ECB”) via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a dominant investment theme across the global capital markets.  While certain aspects of this crisis seem to have stabilized somewhat, the possibility of capital markets volatility spreading through a highly integrated and interdependent banking system remains elevated.  Furthermore, it is the Company’s view that the risk among European sovereigns and financial institutions specific scrutiny in addition to its customary surveillance and risk monitoring given how highly correlated these sectors of the region have become.

When quantifying its exposure to the region, the Company attempts to identify the economic country of risk by considering all aspects of the risk to which it is exposed.  Among these factors are the country of the issuer, the country of the issuer’s ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal, and economic environment in which each functions.  By undertaking this assessment, the Company believes that it develops a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of its on-going risk and portfolio management process, the Company closely monitors compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector, and issuer.  This framework takes into account various factors such as internal and external ratings, capital efficiency, and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in the Company’s portfolio.

As of December 31, 2011, the Company has $423.9 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments in the industrial and utility sectors of $421.9 and derivative assets exposure to financial institutions of $2.0.  For purposes of calculating the derivative assets exposure, the Company has aggregated exposure to single name and portfolio product credit default swaps (“CDS”), as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope. Notably, the Company has no fixed maturity and equity securities exposure to sovereigns or financial institutions in peripheral Europe, the market segment the Company believes is most vulnerable to continued uncertainty and risk. Peripheral European exposure includes exposure to Italy of $143.3, Ireland of $124.8 and Spain of $138.0. Notably, the Company has no exposure to Greece.

Among the remaining $2.7 billion of total non-peripheral European exposure, the Company has a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $541.0, which consists of fixed maturity and equity securities of $124.0 and loans and receivables of $417.0, which consists of the Dutch State payment obligation to the Company under the Illiquid Assets Back-up Facility (see the Related Party Transactions note to the Consolidated Financial Statements for further details). The Company also has $386.5 in exposure to non-peripheral financial institutions with a notable concentration in the United Kingdom of $176.7.  The balance of $1.8 billion is invested across non-peripheral European non-financials.

In addition to notable aggregate concentration to the State of the Netherlands of $754.4 (which includes the $417.0 Dutch State payment obligation) and the United Kingdom of $692.1, the Company has significant non-peripheral European total country exposures to Switzerland of $279.0, Germany of $210.0, France of $166.1 and Belgium of $188.7.  The Company’s financial exposure to the United Kingdom is also notable and receives additional scrutiny given the Company’s focus on the potential for European contagion to be spread via the banking system.   In each case, the Company believes the primary risk is to market value fluctuations resulting from spread volatility followed by modest default risk should the European crisis fail to be resolved as the Company currently expects.

The following table represents the Company’s European exposures at fair value and amortized cost as of December 31, 2011.

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Financial Institutions	Sovereign	Non- Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)	Net Non-US Funded at December 31, 2011 (1)

Greece	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ireland	-	-	122.8	122.8	115.1	-	2.0	-	-	-	2.0	124.8
Italy	-	-	143.3	143.3	134.4	-	-	-	-	-	-	143.3
Portugal	-	-	17.8	17.8	17.0	-	-	-	-	-	-	17.8
Spain	-	-	138.0	138.0	135.9	-	-	-	-	-	-	138.0
Total Peripheral Europe	$-	$-	$421.9	$421.9	$402.4	$-	$2.0	$-	$-	$-	$2.0	$423.9

Belgium	37.5	-	151.2	188.7	158.5	-	-	-	-	-	-	188.7
France	-	36.4	119.3	155.7	151.8	-	15.9	-	0.1	5.6	10.4	166.1
Germany	-	32.4	177.3	209.7	191.7	-	0.2	-	0.1	-	0.3	210.0
Netherlands	-	36.2	301.2	337.4	314.7	417.0	-	-	-	-	-	754.4
Switzerland	-	45.7	214.2	259.9	241.1	-	23.6	-	0.1	4.6	19.1	279.0
United Kingdom	-	150.3	528.4	678.7	646.1	-	26.4	-	0.2	13.2	13.4	692.0
Other non-peripheral (2)	86.5	19.4	281.2	387.1	374.2	-	-	-	0.4	-	0.4	387.5
Total Non-Peripheral Europe	124.0	320.4	1,772.8	2,217.2	2,078.1	417.0	66.1	-	0.9	23.4	43.6	2,677.8
Total	$124.0	$320.4	$2,194.7	$2,639.1	$2,480.5	$417.0	$68.1	$-	$0.9	$23.4	$45.6	$3,101.7

(1) Represents: (i) total Fixed maturity and equity securities at fair value; (ii) Loan and receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.

(2) Other non-peripheral countries include: Austria, Croatia, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Sweden, and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

▪

A reciprocal loan agreement with ING AIH, an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the preceding December 31. As of December 31, 2011 and 2010, the Company had a $648.0 and $304.1 receivable, including interest, from ING AIH, respectively.

▪

The Company holds approximately 44.7% of its assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO, and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2011, the Company had securities lending obligations of $248.3, which represents 0.3% of the Company’s general account statutory admitted assets.

The Company believes that its sources of liquidity are adequate to meet the its short-term cash obligations.

Financing Agreement

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

At both December 31, 2011 and 2010, the amount of the loan outstanding was $4.9 which was reflected in Long-term debt on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.

During the year ended December 31, 2011, ILIAC did not pay any dividends on its common stock to its Parent. During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. On December 22, 2011 and October 30, 2010, IFA paid a $65.0 and $60.0, respectively, dividend to ILIAC, its parent, which was eliminated in consolidation.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING U.S. insurance with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital losses on the Consolidated Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”).  Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State.  The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Consolidated Statements of Operations.

As part of the final Restructuring Plan submitted to the EC in connection with its review of the Dutch state aid to ING, ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remain unaltered and the additional payments are not borne by the Company or any other ING U.S. subsidiaries.  For a description of the key components of the Restructuring Plan, see the “Recent Initiatives” section included in Liquidity and Capital Resources in Part II, Item 7. contained herein.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2011 and 2010, the Company held $110.0 and $4.7, respectively, of cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2011 and 2010, the Company delivered collateral of $77.9 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

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

▪

Seven Year Reset — Guarantees that, upon death, the death benefit will be no less than the account value on the most recent 7th contract anniversary plus premiums made after that anniversary after the first contract year. During the first contract year, it is a standard death benefit.

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

On December 7, 2011, Moody’s downgraded the insurance financial strength rating of the Company to “A3” from “A2” and revised the outlook to Stable from Negative.

On March 7, 2012, Standard & Poor’s (“S&P”) affirmed the counterparty credit and insurance financial strength rating of the Company at “A-” and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded the insurance financial strength rating of the Company to “A-” from “A” and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed the “A” rating of the Company and revised the outlook to Stable from Negative based on de-risking and improving business fundamentals.

On August 19, 2011, Fitch Ratings Ltd. (“Fitch”) revised the Company’s Rating Watch status to Evolving from Negative.

On December 14, 2011, A.M. Best affirmed the insurance financial strength rating of the Company at “A”, downgraded the issuer credit rating to “a” from “a+” and revised the outlook to Ratings Under Review with Negative Implications from Stable. On June 16, 2011, A.M. Best affirmed the Company’s insurance financial strength rating of “A” and the issuer credit rating of “a+”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody’s reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of the Company’s financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors. The ratings actions, affirmations and outlook changes by S&P, Moody’s, and A.M. Best  in December 2011 followed the fourth quarter 2011 announcements by ING regarding a charge of EUR 0.9 billion to EUR 1.1 billion against fourth quarter results of the U.S. Closed Block Variable Annuity business.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in the Company’s stabilizer and managed custody guarantee products.

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

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risks, and market risk.  It is the Company’s policy not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

As of December 31, 2011 and 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $536.4 and $336.3, respectively.

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio.  Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral position for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. The source of non-cash collateral posted was investment grade bonds of the entity. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2011, the fair value of credit default swaps of $2.6 and $21.2 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $518.3 and $625.6, respectively.

As of December 31, 2011, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase obligations(1)	$536.4	$536.4	$-	$-	$-
Reserves for insurance obligations(2)	58,038.7	6,407.6	12,378.6	10,001.1	29,251.4
Pension obligations(3)	66.5	9.5	16.2	12.1	28.7
Long-term debt obligation(4)	5.6	-	-	-	5.6
Securities lending and repurchase agreement	524.8	524.8	-	-	-
Total	$59,172.0	$7,478.3	$12,394.8	$10,013.2	$29,285.7

(1)           Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing, however, of funding these commitments cannot be estimated.

Therefore, the total amount of the commitments is included in the category “Less than 1 Year.”

(2)           Reserves for insurance obligations consist of amounts required to meet the Company’s future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing deferred policy acquisition costs. All estimated cash payments are undiscounted for the time value of money.

(3)           Pension obligations consist of contribution matching obligations and other supplemental retirement and insurance obligations, under various benefit plans.

(4)           The estimated payments due by period from long-term debt reflects the contractual maturities of principal, as disclosed in Note 10 to the Consolidated Financial Statement, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. See Note 10 to the Consolidated Financial Statements for additional information concerning the short-term and long-term debt.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets.  Cash collateral received is invested in short-term investments, with the offsetting collateral liability included as a liability on the Consolidated Balance Sheets. At December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. At December 31, 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $216.7.  The repurchase obligation related to dollar rolls and repurchase agreements totaled $214.5 at December 31, 2010, and is included in Short-term debt on the Consolidated Balance Sheets.  In addition to the purchase obligation at December 31, 2011 and 2010, the Company did not have any collateral posted by the counterparty in connection with the increase in the value of pledged securities that will be released upon settlement.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At December 31, 2011 and 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. At December 31, 2011 and 2010, the fair value of loaned securities was $515.8 and $651.7, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. Collateral associated with securities lending is included in Short-term investments under securities loan agreement, including collateral delivered, and the corresponding liabilities are included in Payables under securities loan agreement, including collateral held, on the  Consolidated Balance Sheets.

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

Effective for December 31, 2009, the Company adopted Actuarial Guideline 43, Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”). The NAIC replaced the existing formula-based reserve standard methodology (AG34, Death Benefits and AG39, Living Benefits) with a stochastic principles-based methodology (AG43) for determining reserves for all individual variable annuity contracts with and without guaranteed benefits and all group annuity contracts with guarantees issued on or after January 1, 1981. Variable payout annuity contracts are also subject to AG43. There is no cumulative effect of adopting AG43. Reserves calculated using AG43 were higher than reserves calculated under AG34 and AG39 by $69.1 at December 31, 2010. Where the application of AG43 produces higher reserves than the Company had otherwise established under AG43 and AG39, the Company may request a grade-in period, not to exceed three years, from the domiciliary commissioner. The grading shall be done only on reserves on the contracts in-force as of the current year. The reserves under the old basis and the new basis shall be compared each year with two-thirds of the difference subtracted from the reserve under the new basis at December 31, 2009 and one-third of the difference subtracted from the new basis at December 31, 2010 and the remaining third recorded in 2011.  The Company did elect the grade-in provision.  The reserves at December  31, 2011 reflect the full impact of adoption of AG43.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge was required to be applied to the additional admitted deferred tax assets generated by SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.  The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $86.7 and $68.9 as of December 31, 2011 and 2010, respectively.  This adoption had no impact on total liabilities or net income.

The NAIC RBC requirements require insurance companies to calculate and report information under a RBC formula.  These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations.  The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ILIAC has complied with the NAIC’s RBC reporting requirements. Amounts reported indicate that, as of December 31, 2011, ILIAC has total adjusted capital above all required capital levels.

The sensitivity of the Company’s statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees (See “Other Minimum Guarantees” above) to changes in the interest rates, credit spreads, and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design.  Should statutory reserves increase for the reasons described in the “Other Minimum Guarantees” above, this could result in future reductions in the Company’s surplus, which may also impact RBC. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus.  Future declines in interest rates and widening of credit spreads could cause future reductions in the Company’s surplus, which may also impact RBC.

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department.  Statutory capital and surplus of ILIAC was $1.9 billion and $1.7 billion as of December 31, 2011 and 2010, respectively.  As prescribed by statutory accounting practices, statutory surplus as of December 31, 2010 included the impact of a $150.0 capital contribution received by ILIAC from its immediate parent company, Lion, on February 18, 2011.

See “Liquidity and Capital Resources - Minimum Guarantees,” contained herein.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of the Company.

Recent Initiatives

On April 9, 2009, the Company’s ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING’s intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions.  In particular, with respect to ING’s U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products which the Company commenced selling during the first quarter of 2010.

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

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

On November 10, 2010, ING announced that, in connection with the Restructuring Plan, while the option of implementing the separation through one global IPO remains open, it will prepare for a base case of an IPO of the Company and its U.S.-based insurance and investment management affiliates. Preparation for this potential IPO will also require its management to prepare consolidated U.S. GAAP financial statements which would likely include the Company and other affiliates.  As part of this initiative, management has been assessing and will continue to assess its U.S. GAAP accounting policies.

The Company expects to adopt a retrospective change in accounting principle for actuarial gains/losses related to its pension and post-retirement benefit plans effective January 1, 2012, to fully recognize such amounts through the Consolidated Statements of Operations in the year in which they occur, on the basis that the new accounting principle is preferable to the corridor method and represents an improvement in financial reporting. As such, the Company expects to record a cumulative effect of this accounting change, as of January 1, 2012, which reduces Retained earnings by approximately $28.0, net of tax, with a corresponding increase to Other comprehensive income.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to Note 1 to the Consolidated Financial Statements, Business, Basis of Presentation and Significant Accounting Policies, included in Part II, Item 8., herein.

Recently Enacted Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years.  While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted.  Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including the Company cannot be determined. However, there are major elements of the legislation that the Company has identified to date that are of particular significance to ING and/or its affiliates, including the Company, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant (a “Systemically Significant Company”) will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, potentially including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments and restrictions on proprietary trading. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes;

asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. The FSOC is still in the process of determining the criteria it will use to identify non-bank financial companies that will be designated as subject to regulation by the Federal Reserve Board, and it is not possible to predict whether ING or the Company or any of their assets or businesses will be subject to this designation.

Although existing state insurance regulators will remain the primary regulators of the Company and its U.S. insurance company affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring (but not regulating) the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market; and entering into/implementing agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance (“International Agreements”), including the authority to preempt U.S. state law if it is found to be inconsistent with an International Agreement and treats a non-U.S. insurer less favorably than a U.S. insurer.

The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company.  Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange.  It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on proposed rules jointly developed by the CFTC and the SEC and published on December 1, 2010, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” the Company does not believe it should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.”  However, the final regulations could provide otherwise, which could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation’s swap provisions, pending the effective date of any such regulatory action.

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

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders.  In 2011, the Department of Labor (“DOL”) issued interim final regulations concerning the fee disclosure obligations under Employee Retirement Income Security Act of 1974 (“ERISA”) for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. In the fourth quarter of 2011, the DOL extended the effective date of the interim final regulations to April 1, 2012. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company’s defined contribution retirement products and services.  In the fourth quarter of 2011, the DOL withdrew a proposed rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan’s participants.  The DOL has indicated that it expects to issue a new proposed regulation in 2012. The rule if ultimately re-proposed and finalized, could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

The SEC proposed in the third quarter of 2010 rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2.  If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds offered for sale through the Company’s annuity and other products, and could reduce the levels of revenue the Company derives from fund-related distribution.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction.  On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company.  In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders.  In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC’s decision regarding ING’s restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC’s decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court’s judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court’s judgment.

Contingencies

For a discussion regarding contingencies related to the Company’s legal proceedings, see Item 3, “Legal Proceedings.”

For further information on other contingencies, see Business, Basis of Presentation and Significant Accounting Policies note and Commitments and Contingent Liabilities note to the Consolidated Financial Statements included in Part II, Item 8., herein.

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

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the Company uses derivative instruments to manage these risks.  The Company’s derivative counterparties are of high credit quality.  As of December 31, 2011, the Company had net derivative liabilities with a fair value of $145.8.

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

The following schedule demonstrates the potential changes in annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2011. These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product.  Certain of the Company’s contracts are close to the minimum contractual guaranteed credited rates.  In a down interest rate environment, the Company’s ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, the Company has estimated the impact to December 31, 2011 Shareholder’s equity from the same instantaneous change in interest rates.  The effect on Shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
	Effect on Net	Equity as of
	Income for	December 31,
	2011	2011
Increase of 1%	$0.6	$0.6
Decrease of 1%	(11.8)	(11.8)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization of	DAC and VOBA
	DAC and VOBA	Assets as of
	for	December 31,
	2011	2011
Increase of 1%	$(0.1)	$3.9
Decrease of 1%	1.6	(16.6)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of AUM, which is primarily driven by the level of net flows (i.e. sales and recurring deposits, less surrenders and other out flows), equity market appreciation and depreciation.

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

The following schedule demonstrates the potential changes in annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2011. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2011 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity market fluctuations on income, unrealized capital gains (losses) on available-for-sale securities, and DAC and VOBA adjustments for unrealized capital gains (losses) on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder’s
	Effect on Net	Equity as of
	Income for	December 31,
	2011	2011
Increase of 10%	$6.3	$6.3
Decrease of 10%	(5.3)	(5.3)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on	Effect on
	Amortization	DAC and VOBA
	of DAC and	Assets as of
	VOBA for	December 31,
	2011	2011
Increase of 10%	$(2.9)	$3.9
Decrease of 10%	3.5	(2.2)

Interest Rate Risk on Product Guarantees

As discussed in Part I, Item 1., certain of the Company’s products have guaranteed credited rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Depending on the underlying product, the guarantee is treated as a derivative or an embedded derivative in accordance with U.S. GAAP guidance for derivatives and fair value measurements. The fair value is estimated using the income approach.

The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by U.S. GAAP fair value measurement guidance. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.

These products have risk in both low and high interest rate environments.  In a low interest rate environment, reinvestment of asset cash flow and investment of new cash contract purchases could be below the minimum guarantee on contracts with minimum guarantees above 0%.  In a rising rate environment, there is the risk that an increased level of contract holder withdrawals, especially those with book value guarantees, could result in greater losses than can be recovered through the crediting rates.

The following schedule demonstrates the potential change in the fair value of these guarantees and annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2011.

	Effect on	Effect on
	Reserves for	Net Income for
	2011	2011
Increase of 1%	$(138.2)	$138.2
Decrease of 1%	193.3	(193.3)

Hedging of Indexed Annuity Guarantees

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

The following schedule demonstrates the potential change in the 2011 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2011.

Effect on
Reserves for
2011
Increase of 10%	$2.8
Decrease of 10%	(2.8)

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

	/s/	Ernst & Young LLP

Atlanta, Georgia
March 27, 2012

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $16,577.9 at 2011 and $15,104.5 at 2010)	$18,075.4	$16,012.6
Fixed maturities, at fair value using the fair value option	511.9	453.4
Equity securities, available-for-sale, at fair value (cost of $131.8 at 2011 and $179.6 at 2010)	144.9	200.6
Short-term investments	216.8	222.4
Mortgage loans on real estate	2,373.5	1,842.8
Loan - Dutch State obligation	417.0	539.4
Policy loans	245.9	253.0
Limited partnerships/corporations	510.6	463.5
Derivatives	505.8	234.2
Securities pledged (amortized cost of $572.5 at 2011 and $936.5 at 2010)	593.7	962.2
Total investments	23,595.5	21,184.1
Cash and cash equivalents	217.1	231.0
Short-term investments under securities loan agreement, including collateral delivered	524.8	675.4
Accrued investment income	260.2	240.5
Receivable for securities sold	16.7	5.6
Reinsurance recoverable	2,276.3	2,355.9
Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract holders	1,426.1	1,760.6
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	648.0	304.1
Due from affiliates	52.9	102.4
Property and equipment	84.7	87.4
Other assets	56.4	52.9
Assets held in separate accounts	45,295.2	46,489.1
Total assets	$74,628.9	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Balance Sheets

(In millions, except share data)

	As of December 31,
	2011	2010
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$23,062.3	$21,491.6
Payable for securities purchased	3.3	33.3
Payables under securities loan agreement, including collateral held	634.8	680.1
Short-term debt	-	214.5
Long-term debt	4.9	4.9
Due to affiliates	126.0	121.2
Current income tax payable to Parent	1.3	49.3
Deferred income taxes	522.9	466.9
Other liabilities	690.5	654.8
Liabilities related to separate accounts	45,295.2	46,489.1
Total liabilities	70,341.2	70,205.7

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,533.0	4,326.0
Accumulated other comprehensive income (loss)	590.3	304.5
Retained earnings (deficit)	(838.4)	(1,175.0)
Total shareholder’s equity	4,287.7	3,458.3
Total liabilities and shareholder’s equity	$74,628.9	$73,664.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$1,420.9	$1,342.3	$1,242.1
Fee income	615.1	589.7	533.8
Premiums	33.9	67.3	35.0
Broker-dealer commission revenue	218.3	220.0	275.3
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(116.8)	(199.2)	(433.5)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	9.5	52.1	39.0
Net other-than-temporary impairments recognized in earnings	(107.3)	(147.1)	(394.5)
Other net realized capital gains	107.6	119.0	149.0
Total net realized capital gains (losses)	0.3	(28.1)	(245.5)
Other income	20.5	34.8	30.0
Total revenue	2,309.0	2,226.0	1,870.7
Benefits and expenses:
Interest credited and other benefits to contract owners	986.8	768.0	511.2
Operating expenses	605.5	710.6	597.6
Broker-dealer commission expense	218.3	220.0	275.3
Net amortization of deferred policy acquisition costs and value of business acquired	155.4	(53.2)	79.6
Interest expense	2.6	2.9	3.5
Total benefits and expenses	1,968.6	1,648.3	1,467.2
Income before income taxes	340.4	577.7	403.5
Income tax expense	3.8	140.8	49.6
Net income	$336.6	$436.9	$353.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Comprehensive Income

(In millions)

	For Years Ended December 31,
	2011	2010	2009
Net income	$336.6	$436.9	$353.9
Other comprehensive income, before tax:
Change in unrealized gains on securities	385.3	387.5	879.0
Change in other-than-temporary impairment losses	21.3	(12.7)	(46.7)
Pension and other post-employment benefit liability	(3.4)	(7.4)	13.5
Other comprehensive income, before tax	403.2	367.4	845.8
Income tax expense related to items of other comprehensive income	(117.4)	(47.9)	(227.0)
Other comprehensive income, after tax	285.8	319.5	618.8

Comprehensive income	$622.4	$756.4	$972.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2009	$2.8	$4,161.3	$(482.1)	$(2,117.5)	$1,564.5
Cumulative effect of change in accounting principle, net of deferred policy acquisition costs and tax	-	-	(151.7)	151.7	-
Comprehensive income:
Net income	-	-	-	353.9	353.9
Other comprehensive income, after tax	-	-	618.8	-	618.8
Total comprehensive income					972.7
Contribution of capital	-	365.0	-	-	365.0
Employee share-based payments	-	1.9	-	-	1.9
Balance at December 31, 2009	2.8	4,528.2	(15.0)	(1,611.9)	2,904.1
Comprehensive income:
Net income	-	-	-	436.9	436.9
Other comprehensive income, after tax	-	-	319.5	-	319.5
Total comprehensive income					756.4
Dividends paid	-	(203.0)	-	-	(203.0)
Employee share-based payments	-	0.8	-	-	0.8
Balance at December 31, 2010	2.8	4,326.0	304.5	(1,175.0)	3,458.3
Comprehensive income:
Net income	-	-	-	336.6	336.6
Other comprehensive income, after tax	-	-	285.8	-	285.8
Total comprehensive income					622.4
Capital contribution	-	201.0	-	-	201.0
Employee share-based payments	-	6.0	-	-	6.0
Balance at December 31, 2011	$2.8	$4,533.0	$590.3	$(838.4)	$4,287.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$336.6	$436.9	$353.9
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired, and sales inducements	(164.3)	(167.1)	(152.8)
Net amortization of deferred policy acquisition costs, value of business acquired, and sales inducements	159.1	(48.9)	83.3
Net accretion/decretion of discount/premium	37.0	44.3	45.4
Future policy benefits, claims reserves, and interest credited	855.1	599.5	386.9
Provision for deferred income taxes	(56.5)	65.3	36.7
Net realized capital losses (gains)	(0.3)	28.1	245.5
Depreciation	3.5	3.4	10.4
Change in:
Accrued investment income	(19.7)	(23.3)	(11.4)
Reinsurance recoverable	79.6	74.0	79.3
Other receivable and assets accruals	(3.5)	(86.0)	130.9
Due to/from affiliates	54.3	17.2	7.9
Other payables and accruals	(91.9)	85.5	46.0
Other, net	(75.9)	(42.0)	(112.7)
Net cash provided by operating activities	1,113.1	986.9	1,149.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,468.5	6,340.3	5,864.2
Equity securities, available-for-sale	63.1	12.9	99.4
Mortgage loans on real estate	332.8	179.2	308.7
Limited partnerships/corporations	93.0	87.2	116.2
Acquisition of:
Fixed maturities	(7,662.0)	(7,383.5)	(6,215.4)
Equity securities, available-for-sale	(5.7)	(16.7)	(25.2)
Mortgage loans on real estate	(863.1)	(147.2)	(87.2)
Limited partnerships/corporations	(68.5)	(85.5)	(49.3)
Derivatives, net	(78.6)	(147.3)	(170.8)
Policy loans, net	7.1	1.7	13.1
Short-term investments, net	5.3	313.1	(492.7)
Loan-Dutch State obligation	122.4	134.7	124.8
Collateral held, net	105.3	4.7	(4.4)
Sales (purchases) of fixed assets, net	(0.8)	-	13.5
Net cash used in investing activities	(1,481.2)	(706.4)	(505.1)

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,

	2011	2010	2009
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,115.4	$2,022.2	$2,069.6
Maturities and withdrawals from investment contracts	(2,403.6)	(2,309.7)	(2,123.6)
Short-term loans to affiliates	(343.9)	(16.9)	(300.2)
Short-term repayments of repurchase agreements, net	(214.7)	214.6	(615.2)
Dividends to parent	-	(203.0)	-
Contribution of capital from parent	201.0	-	365.0
Net cash provided by (used in) financing activities	354.2	(292.8)	(604.4)
Net increase (decrease) in cash and cash equivalents	(13.9)	(12.3)	39.8
Cash and cash equivalents, beginning of period	231.0	243.3	203.5
Cash and cash equivalents, end of period	$217.1	$231.0	$243.3
Supplemental cash flow information:
Income taxes paid, net	$108.4	$0.6	$13.7
Interest paid	$0.3	$-	$4.8
Non-cash transfer Loan-Dutch State obligation	$-	$-	$798.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

1.                                    Business, Basis of Presentation and Significant Accounting Policies

Business

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly-owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

ILIAC is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is a direct, wholly owned subsidiary of ING America Insurance Holdings, Inc. (“ING AIH”). ING AIH is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

As part of a restructuring plan approved by the European Commission (“EC”), ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales, or a combination thereof. On November 10, 2010, ING announced that, in connection with the restructuring plan, it will prepare for a base case of an initial public offering of the Company and its U.S.-based insurance and investment management affiliates.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company has one operating segment.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of ILIAC and its subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”).

Intercompany transactions and balances between ILIAC and its subsidiaries have been eliminated.  Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Company has identified the following accounts and policies as significant in that they involve a higher degree of judgment, are subject to a significant degree of variability, and contain accounting estimates:

Reserves for future policy benefits, valuation and amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), valuation of investments and derivatives, impairments, income taxes, and contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company’s own credit risk.  The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.  Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

▪

Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market. The Company defines an active market as a market in which transactions take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪

Level 2 - Quoted prices in markets that are not active or valuation techniques that require inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable.  When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. See the Fair Value Measurements note to these Consolidated Financial Statements for additional information regarding the fair value of specific financial assets and liabilities.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Investments

The accounting policies for the Company’s principal investments are as follows:

Fixed Maturities and Equity Securities:  All of the Company’s fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option (“FVO”).  Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) (“AOCI”), and presented net of related changes in DAC, VOBA, and deferred income taxes.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.  Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income on the Consolidated Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and asset-backed securities (“ABS”). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities (“MBS”) and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive MBS and ABS, and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

Short-term Investments:  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase.   These investments are stated at fair value.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Assets Held in Separate Accounts: Assets held in separate accounts are reported at the fair values of the underlying investments in the separate accounts.  The underlying investments include mutual funds, short-term investments, and cash, and fixed maturities.

Mortgage Loans on Real Estate: The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

All mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics, and market trends. Loan performance is monitored on a loan-specific basis. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

All mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

As of December 31, 2011 and 2010, all mortgage loans are held-for-investment.  The Company diversifies its mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

The Company records an allowance for probable incurred, but not specifically identified, losses.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Policy Loans: The reported value of policy loans is equal to the carrying value of the loans.  Interest income on such loans is recorded as earned in Net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as these loans are collateralized by the value of the associated insurance contracts. Any unpaid principal or interest on the loan is deducted from the account value or the death benefit prior to settlement of the policy.

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests are accounted for under the equity method is recorded in Net investment income.

Securities Lending:  The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time.  Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities.  Generally, the lending agent retains all of the cash collateral.  Collateral retained by the agent is invested in liquid assets on behalf of the Company.  The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

As of December 31, 2011 and 2010, the fair value of loaned securities was $515.8 and $651.7, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered.  As of December 31, 2011 and 2010, liabilities to return collateral of $524.8 and $675.5, respectively, are included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets.

Other-than-temporary Impairments

The Company periodically evaluates its available-for-sale general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and changes in ratings of the security.  An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments, and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.  In contrast, for certain equity securities, the

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of OTTI losses (see the “Adoption of New Pronouncements” section below).  When assessing the Company’s intent to sell a security or if it is more likely than not the Company will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost (“intent impairment”), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an OTTI.  If the Company does not intend to sell the security and it is not more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected (“credit impairment”) and the amount related to other factors (“noncredit impairment”).  The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets.

Prior to April 1, 2009, the Company recognized in earnings an OTTI for a fixed maturity in an unrealized loss position, unless it could assert that it had both the intent and ability to hold the fixed maturity for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. The entire difference between the fixed maturity’s amortized cost basis and its estimated fair value was recognized in earnings if the security was determined to have an OTTI.

There was no change in guidance for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value.

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪

The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received.  The discount rate  is generally the effective interest rate of the fixed maturity prior to impairment.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪

When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company’s best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

▪

Additional considerations are made when assessing the unique features that apply to certain structured securities such as RMBS, CMBS, and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪

When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

In periods subsequent to the recognition of the credit related impairment components of OTTI on a fixed maturity through Net realized capital gains (losses) on the Consolidated Statements of Operations, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity in a prospective manner based on the amount and timing of estimated future cash flows.

Derivatives

The Company’s use of derivatives is limited mainly to economic hedging to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk, and market risk. It is the Company’s policy not to offset

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives or Other liabilities, as appropriate, on the Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

▪

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

▪

Cash Flow Hedge Relationship: For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to the variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative’s change in value,

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

if any, along with any of the derivative’s change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

The Company also has investments in certain fixed maturities, and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.  Embedded derivatives within fixed maturities are included in Derivatives as assets or liabilities on the Consolidated Balance Sheets, and changes in fair value are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.  Embedded derivatives within annuity products are included in Future policy benefits on

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the Consolidated Balance Sheets, and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and other highly liquid investments, such as money market instruments and debt instruments with maturities of three months or less at the time of purchase.  Cash and cash equivalents are stated at fair value.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred.  Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated.

The Company’s property and equipment are depreciated using the following estimated useful lives.

Estimated Useful Lives
Buildings	40 years
Furniture and fixtures	5 years
Leasehold improvements	10 years, or the life of the lease, whichever is shorter
Equipment	3 years

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest.  Such costs consist principally of certain commissions, underwriting, contract issuance, and certain agency expenses, related to the production of new and renewal business.  VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest.  The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies

The Company amortizes DAC and VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits.  Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business, and certain economic variables, such as inflation, are based on the Company’s experience and overall capital markets. At each valuation date,

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

actual historical gross profits are reflected and estimated gross profits, and related assumptions, are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”).

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period.  DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these balances.

Assumptions

Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates.  Several assumptions are considered significant in the estimation of future gross profits associated with the Company’s variable products.  One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company’s practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, and a 14% cap. The reversion to the mean methodology was implemented prospectively on January 1, 2011.

Prior to January 1, 2011, the Company utilized a static long-term equity return assumption for projecting account balance growth in all future years. This return assumption was reviewed annually or more frequently, if deemed necessary. Actual returns that were higher than long-term expectations produced higher contract owner account balances, which increased future fee expectations resulting in higher expected gross profits. The opposite result occurred when returns were lower than long-term expectations.

Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. Estimated gross profits of variable annuity contracts are sensitive to these assumptions.

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract.  These transactions are identified as internal replacements.  Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts.  Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts.  Internal

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Consolidated Statements of Operations.

Future Policy Benefits and Contract Owner Accounts

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations under its variable annuity and fixed annuity products.  The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, and expenses.  Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Reserves for individual immediate annuities with life contingent payout benefits are equal to the present value of expected future payments.  Assumptions as to interest rates, mortality, and expenses are based upon the Company’s experience at the period the policy is sold, including a margin for adverse deviation.  Such assumptions generally vary by annuity plan type, year of issue, and policy duration.  Interest rates used to calculate the present value of future benefits ranged from 4.5% to 6.0%.

Although assumptions are “locked-in” upon the issuance of immediate annuities with life contingent payout benefits, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a margin for adverse deviations. Reserves are recorded in Future policy benefits on the Consolidated Balance Sheets.

Contract Owner Accounts

Contract owner account balances relate to investment-type contracts.

Account balances for individual and group deferred annuity investment contracts and individual immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged from 0.0% to 7.0% for the years 2011, 2010, and 2009.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Guarantees

The Company records reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value.

Reserves for  guaranteed minimum death benefits (“GMDB”) on certain variable annuities are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments.  Expected experience is based on a range of scenarios.  Assumptions used, such as near-term and long-term equity market return, lapse rate, and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC, and, thus, are subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index. The Company periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for Managed custody guarantee (“MCG”) products.  These derivatives are measured at estimated fair value with changes in estimated fair value reported in Interest credited and other benefits to contract owners in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer and MCG contracts is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums.  At inception of the contract the Company projects a guaranteed premium to be equal to the present value of the projected future claims.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  Explicit risk margins are included, as well as an explicit recognition of all nonperformance risks.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING Insurance and the Company based on the credit default swaps with similar term to maturity and priority of payment.  The ING Insurance credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.

See the Additional Insurance Benefits and Minimum Guarantees note to these Consolidated Financial Statements for more information.

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

▪                             Investments are directed by the contract holder; and

▪                             All investment performance, net of contract fees and assessments, is passed through to the contract holder.

The Company reports separate account assets and liabilities that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments.  Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations.  The Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company, and the Company, in turn, repays the loan amount along with the additional

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Consolidated Balance Sheets.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets.  As of December 31, 2011 and 2010, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions, the related repurchase obligation, including accrued interest, and the collateral posted by the counterparty in connection with the change in the value of pledged securities that will be released upon settlement, were as follows.

	2011	2010

Securities pledged	$ -	$ 216.7
Repurchase obligation	-	214.5
Collateral	-	-

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. As of December 31, 2011 and 2010, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  The Company believes the counterparties to the dollar rolls, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

Recognition of Insurance Revenue and Related Benefits

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

Premiums on the Consolidated Statements of Operations primarily represent amounts received for immediate annuities with life contingent payouts.  Premiums, benefits, and expenses are presented net of reinsurance ceded to other companies.

Income Taxes

The Company’s deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification topic 740, Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.  The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

The Company evaluates and tests the recoverability of its deferred tax assets.  Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪                             The nature and character of the deferred tax assets and liabilities;

▪                             Taxable income in prior carryback years;

▪                             Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

▪                             Projected future reversals of existing temporary differences;

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

▪                             The length of time carryforwards can be utilized; and

▪                             Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused.

Management uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority before any part of the benefit can be recognized in the financial statements.    Tax positions that do not meet the more likely than not standard are not recognized.  Tax positions that meet this standard are recognized in the Consolidated Financial Statements.  The Company measures the tax position as the largest amount that is greater than 50% likely of being realized upon ultimate resolution with the tax authority that has full knowledge of all relevant information.

Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to losses from GMDBs in its annuity insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as the direct insurer of the risks reinsured.

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance agreement with a subsidiary of Lincoln National Corporation (“Lincoln”).  The Lincoln subsidiary established a trust to secure it obligations to the Company under the reinsurance transaction.  Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.2 billion and $2.3 billion at December 31, 2011 and 2010, respectively, equal the Company’s total individual life reserves and are related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.  Individual life reserves are included in Future policy benefits and claims reserves on the Consolidated Balance Sheets.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance.  The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company’s Consolidated Balance Sheets.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets, and actual or possible claims and assessments.  Amounts related to loss contingencies are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company’s best estimate of the ultimate outcome.  If determined to meet the criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

Adoption of New Pronouncements

Financial Instruments

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Accounting Standards CodificationTM (“ASC”) Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”), which clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

▪	If a debtor does not have access to funds at a market rate for similar debt, the restructuring would be considered to be at a below-market rate;
▪	An increase in the contractual interest rate does not preclude the restructuring from being considered a concession, as the new rate could still be below the market interest rate;
▪	A restructuring that results in a delay in payment that is insignificant is not a concession;
▪

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt without the modification to determine if the debtor is experiencing financial difficulties; and

▪	A creditor is precluded from using the effective interest rate test.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Also, ASU 2011-02 requires disclosure of the information required in ASU 2010-20 about troubled debt restructuring, which was previously deferred by ASU 2011-01.

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the year ended December 31, 2011, as there were no troubled debt restructurings during that period.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Financial Instruments note to these Consolidated Financial Statements, except for the disclosures about troubled debt restructurings included in ASU 2011-02, which was adopted by the Company on July 1, 2011 (see above). The disclosures that include information for activity that occurs during a reporting period were adopted by the Company on January 1, 2011 and are included in the Financial Instruments note to these Consolidated Financial Statements.  As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied.

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
▪

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

In addition, in February 2010, the FASB issued ASU 2010-10, “Consolidation (ASC Topic 810): Amendments for Certain Investment Funds” (ASU 2010-10), which defers to ASU 2009-17 for reporting entity’s interests in certain investment funds that have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses, and that are not structured as securitization entities.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous U.S. GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Recognition and Presentation of Other-than-temporary Impairments

In April 2009, the FASB issued new guidance on recognition and presentation of OTTIs, included in ASC Topic 320, “Investments-Debt and Equity Securities”, which requires:

▪

Noncredit related impairments to be recognized in Other comprehensive income (loss), if management asserts that it does not have the intent to sell the security and that it is more likely than not that the entity will not have to sell the security before recovery of the amortized cost basis;

▪	Total OTTIs to be presented in the Consolidated Statements of Operations with an offset recognized in AOCI for the noncredit related impairments;
▪	A cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from Retained earnings (deficit) to AOCI; and
▪	Additional interim disclosures for debt and equity securities regarding types of securities held, unrealized losses, and OTTIs.

These provisions, as included in ASC Topic 320, were adopted by the Company on April 1, 2009.  As a result of implementation, the Company recognized a cumulative effect of change in accounting principle of $151.7 after considering the effects of DAC and income taxes of $(134.0) and $46.9, respectively, as an increase to April 1, 2009 Retained earnings (deficit) with a corresponding decrease to AOCI, with no overall change to shareholder’s equity. See the Investments note to these Consolidated Financial Statements for further information on the Company’s OTTIs, including additional required disclosures.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, included in ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about objectives and strategies for using derivatives, fair value amounts of, and gains and losses on, derivative instruments, and credit-risk-related contingent features in derivative agreements, including:

▪	How and why derivative instruments are used;
▪	How derivative instruments and related hedged items are accounted for; and
▪	How derivative instruments and related hedged items affect an entity’s financial statements.

These provisions, as included in ASC Topic 815, were adopted by the Company on January 1, 2009, and are included in the “Derivative Financial Instruments” section above and the Fair Value Measurements note to these Consolidated Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-16 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the Company did not have any QSPEs under previous U.S. GAAP, and the requirements for sale accounting treatment are consistent with those previously applied by the Company.

Business Combinations and Non-controlling Interests

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

The provisions of ASU 2010-29 were adopted by the Company on January 1, 2011 for business combinations occurring on or after that date.   The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, cash flows, or disclosures for the year ended December 31, 2011, as there were no business combinations during the period.

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

The provisions of ASU 2010-02 were adopted, retrospectively, by the Company on January 1, 2010.  The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows for the years ended December 31, 2011, 2010, and 2009, as there were no decreases in ownership of a subsidiary during those periods.

Fair Value

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

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation, which were adopted by the Company on January 1, 2011.  The disclosures required by ASU 2010-06 are included in the Financial Instruments note to these Consolidated Financial Statements.  As the pronouncement only pertains to additional disclosure, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2009-12 were adopted by the Company on December 31, 2009. The Company determined, however, that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is consistent with that previously applied by the Company. The disclosure provisions required by ASU 2009-12 are presented in the Investments note to these Consolidated Financial Statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, included in ASC Topic 825, “Financial Instruments”, which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions included in ASC Topic 825 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

These provisions, as included in ASC Topic 825, were adopted by the Company on April 1, 2009, and are presented in the Fair Value Measurements note to these Consolidated Financial Statements.  The adoption had no effect on the Company’s financial condition, results of operations, or cash flows, as the pronouncement only pertains to additional disclosure.

Other Pronouncements

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

In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirements to present, on the face of the financial statements, the effects of reclassification out of AOCI on the components of net income and other comprehensive income.

The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 as of December 31, 2011, and applied the provisions retrospectively.  The Consolidated

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Statement of Comprehensive Income, with corresponding revisions to the Consolidated Statements of Changes in Shareholder’s Equity, is included in the Consolidated Financial Statements. In addition, the required disclosures are included in the AOCI note to these Consolidated Financial Statements.

Consolidation Analysis of Investments Held through Separate Accounts

In April 2010, the FASB issued ASU 2010-15, “Financial Services - Insurance ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

The provisions of ASU 2010-15 were adopted by the Company on January 1, 2011; however, the Company determined that there was no effect on its financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

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

These provisions, as included in ASC Topic 855, were adopted by the Company on June 30, 2009. In addition, in February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which clarifies that a Securities and Exchange Commission (“SEC”) filer should evaluate subsequent events through the date the financial statements are issued and eliminates the requirement for an SEC filer to disclose that date, effective upon issuance. The Company determined that there was no effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Disclosures about Offsetting Assets & Liabilities

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

The provisions of ASU 2011-11 are effective, retrospectively, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  The Company is currently in the process of determining the disclosure impact of adoption of the provisions of ASU 2011-11.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

▪	The concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets;
▪	The requirements for measuring the fair value of equity instruments are consistent with those for measuring liabilities;
▪	An entity is permitted to measure the fair value of financial instruments managed within a portfolio at the price that would be received to sell or transfer a net position for a particular risk; and
▪	The application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met.  All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company will adopt the guidance retrospectively. The Company currently estimates the adoption will result in a cumulative effect adjustment, reducing Retained earnings by approximately $440.0 and increasing Other comprehensive income by approximately $130.0 as of January 1, 2012, after considering the effects of income taxes.  These impacts are subject to change as the Company is still in the process of finalizing the impact of adoption of the provisions of ASU 2010-26.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2.                                    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$-	$1,231.6	$-
U.S. government agencies and authorities	379.7	31.0	-	410.7	-
State, municipalities, and political subdivisions	95.1	10.9	-	106.0	-

U.S. corporate securities:
Public utilities	1,915.1	198.0	5.8	2,107.3	-
Other corporate securities	6,251.8	572.8	25.3	6,799.3	-
Total U.S. corporate securities	8,166.9	770.8	31.1	8,906.6	-

Foreign securities(1):
Government	308.5	39.8	3.1	345.2	-
Other	4,352.5	328.8	38.4	4,642.9	-
Total foreign securities	4,661.0	368.6	41.5	4,988.1	-

Residential mortgage-backed securities	1,955.4	285.4	52.9	2,187.9	29.5
Commercial mortgage-backed securities	866.1	51.0	5.8	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	438.8	4.2

Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	19,181.0	38.1
Less: securities pledged	572.5	22.4	1.2	593.7	-
Total fixed maturities	17,089.8	1,649.7	152.2	18,587.3	38.1
Equity securities	131.8	13.1	-	144.9	-
Total investments	$17,221.6	$1,662.8	$152.2	$18,732.2	$38.1

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2010.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$717.0	$4.7	$7.3	$714.4	$-
U.S. government agencies and authorities	536.7	45.9	-	582.6	-
State, municipalities, and political subdivisions	145.9	5.0	10.2	140.7	-

U.S. corporate securities:
Public utilities	1,442.0	73.5	13.3	1,502.2	-
Other corporate securities	5,380.1	392.0	31.1	5,741.0	0.3
Total U.S. corporate securities	6,822.1	465.5	44.4	7,243.2	0.3

Foreign securities(1):
Government	446.3	39.6	5.0	480.9	-
Other	4,089.5	240.5	37.4	4,292.6	0.1
Total foreign securities	4,535.8	280.1	42.4	4,773.5	0.1

Residential mortgage-backed securities	2,116.0	296.9	57.5	2,355.4	28.8
Commercial mortgage-backed securities	1,005.6	54.2	30.2	1,029.6	14.5
Other asset-backed securities	615.3	16.2	42.7	588.8	15.7

Total fixed maturities, including securities pledged	16,494.4	1,168.5	234.7	17,428.2	59.4
Less: securities pledged	936.5	35.0	9.3	962.2	-
Total fixed maturities	15,557.9	1,133.5	225.4	16,466.0	59.4
Equity securities	179.6	21.0	-	200.6	-
Total investments	$15,737.5	$1,154.5	$225.4	$16,666.6	$59.4

(1) Primarily U.S. dollar denominated.

(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income (“noncredit impairments”).

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of December 31, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and other ABS are shown separately because they are not due at a single maturity date.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$271.1	$288.4
After one year through five years	4,147.2	4,375.9
After five years through ten years	5,199.4	5,587.3
After ten years	4,781.6	5,391.4
Mortgage-backed securities	2,821.5	3,099.2
Other asset-backed securities	441.5	438.8
Fixed maturities, including securities pledged	$17,662.3	$19,181.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at December 31, 2011 and 2010.

At December 31, 2011 and 2010, fixed maturities with fair values of $13.6 and $13.4, respectively, were on deposit as required by regulatory authorities.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated.  At December 31, 2011 and 2010, approximately 42.5% and 36.5%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value reported in Other net realized gains (losses) in the Consolidated Statements of Operations.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

On January 26, 2009, ING announced it reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on an Illiquid Assets Back-Up Facility covering 80% of ING’s Alt-A RMBS.  Refer to the Related Party

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Transactions note to these Consolidated Financial Statements for further details of these agreements.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of collateralized loan obligations (“CLOs”) of $0.9 and $0.6 at December 31, 2011 and 2010, respectively, is included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Some RMBS investments are in various senior level tranches of mortgage securitizations issued and guaranteed by Fannie Mae, Freddie Mac, or a similar government-sponsored entity, typically referred to as “agency pass-through” investments. These securitizations pool residential mortgages and pass through the principal and interest to investors based on the terms of each tranche or portion of the total pool. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities.

Each of the RMBS, CMBS, and ABS entities described above are thinly capitalized by design, and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities’ economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS, and ABS entities in which it holds investments. These investments are accounted for as investments as described in

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the Business, Basis of Presentation and Significant Accounting Policies note to these Consolidated Financial Statements.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, that became effective December 31, 2009 and for CMBS that became effective December 31, 2010. The NAIC’s objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about the Company’s fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company’s best estimate of comparable ratings from rating agencies, including Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

•                  when three ratings are received then the middle rating is applied;

•                  when two ratings are received then the lower rating is applied;

•                  when a single rating is received, the NRSRO rating is applied;

•                  and, when ratings are unavailable then an internal rating is applied.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows as of December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$38.4	25.0%	$7.1	4.6%	$72.0	30.6%	$12.6	5.4%
More than six months and twelve months or less below amortized cost	12.5	8.1%	4.1	2.7%	0.9	0.4%	1.1	0.5%
More than twelve months below amortized cost	61.4	40.1%	29.9	19.5%	106.5	45.4%	41.6	17.7%
Total unrealized capital loss	$112.3	73.2%	$41.1	26.8%	$179.4	76.4%	$55.3	23.6%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade (“IG”)) and securities rated BB and below (Below Investment Grade (“BIG”)) by duration, based on NRSRO designations, were as follows at December 31, 2011 and 2010.

	2011				2010
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Six months or less below amortized cost	$38.3	25.0%	$7.2	4.7%	$72.0	30.6%	$12.6	5.4%
More than six months and twelve months or less below amortized cost	6.8	4.4%	9.8	6.4%	1.6	0.7%	0.4	0.2%
More than twelve months below amortized cost	42.1	27.4%	49.2	32.1%	70.9	30.2%	77.2	32.9%
Total unrealized capital loss	$87.2	56.8%	$66.2	43.2%	$144.5	61.5%	$90.2	38.5%

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of December 31, 2011 and 2010.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss	Fair Value	Capital Loss
2011
U.S. Treasuries	$-	$-	$-	$-	$-	$-	$-	$-
U.S. corporate, state, and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

2010
U.S. Treasuries	$475.6	$7.3	$-	$-	$-	$-	$475.6	$7.3
U.S. corporate, state, and municipalities	1,043.1	38.6	21.8	1.1	142.9	14.9	1,207.8	54.6
Foreign	866.3	30.1	14.9	0.9	101.7	11.4	982.9	42.4
Residential mortgage-backed	400.5	6.8	0.2	-	240.7	50.7	641.4	57.5
Commercial mortgage-backed	5.1	-	-	-	184.0	30.2	189.1	30.2
Other asset-backed	121.4	1.8	0.1	-	132.1	40.9	253.6	42.7
Total	$2,912.0	$84.6	$37.0	$2.0	$801.4	$148.1	$3,750.4	$234.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.2% of the average book value as of December 31, 2011.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

2010
Six months or less below amortized cost	$3,190.2	$68.6	$98.5	$22.3	491	19
More than six months and twelve months or less below amortized cost	129.3	19.6	8.2	4.6	52	3
More than twelve months below amortized cost	353.5	223.9	23.2	77.9	87	69
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for December 31, 2011 and 2010.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2011
U.S. Treasuries	$-	$-	$-	$-	-	-
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

2010
U.S. Treasuries	$482.9	$-	$7.3	$-	3	-
U.S. corporate, state and municipalities	1,218.7	43.7	40.2	14.4	188	5
Foreign	1,013.7	11.6	39.6	2.8	137	4
Residential mortgage-backed	599.6	99.3	25.7	31.8	160	47
Commercial mortgage-backed	155.1	64.2	9.5	20.7	19	5
Other asset-backed	203.0	93.3	7.6	35.1	123	30
Total	$3,673.0	$312.1	$129.9	$104.8	630	91

At December 31, 2011, the Company held no fixed maturity with an unrealized capital loss in excess of $10.0.  At December 31, 2010, the Company held 1 fixed maturity with an unrealized capital loss in excess of $10.0.  The unrealized capital loss on this fixed maturity equaled $10.0, or 4.3% of the total unrealized capital losses, as of December 31, 2010.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The following tables identify the Company’s credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding noncredit impairments included in AOCI, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010			2009
		No. of			No. of		No. of
	Impairment	Securities	Impairment		Securities	Impairment	Securities
U.S. Treasuries	$-	-	$1.7		1	$156.0	15
Public utilities	-	-	1.3		5	-	-
Other U.S. corporate	20.4	17	5.3		19	47.8	57
Foreign(1)	27.8	50	42.4		20	50.6	42
Residential mortgage-backed	8.2	38	14.8		53	31.6	69
Commercial mortgage-backed	28.2	8	20.5		8	17.7	11
Other asset-backed	22.7	53	58.5		42	43.4	32
Limited partnerships	-	-	1.6		4	17.6	17
Equity securities	-	-	-	*	1	19.5	9
Mortgage loans on real estate	-	-	1.0		1	10.3	4
Total	$107.3	166	$147.1		154	$394.5	256

* Less than $0.1.

(1) Primarily U.S. dollar denominated.

The above tables include $17.6, $48.4, and $112.2 for the years ended December 31, 2011, 2010, and 2009, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $89.7, $98.7, and $282.3, in write-downs for the years ended December 31, 2011, 2010, and 2009, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
		No. of		No. of		No. of
	Impairment	Securities	Impairment	Securities	Impairment	Securities
U.S. Treasuries	$-	-	$1.7	1	$156.0	15
Public utilities	-	-	1.4	5	-	-
Other U.S. corporate	20.4	17	5.3	19	35.9	42
Foreign(1)	23.7	46	28.5	15	48.7	41
Residential mortgage-backed	1.6	7	8.6	18	2.4	1
Commercial mortgage-backed	22.9	8	16.2	6	17.7	11
Other asset-backed	21.1	50	37.0	26	21.6	10
Total	$89.7	128	$98.7	90	$282.3	120

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

The fair value of fixed maturities with other-than-temporary impairments as of December 31, 2011, 2010, and 2009 was $1.9 billion, $2.0 billion, and $3.0 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for the years ended December 31, 2011, 2010, and 2009, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	2011	2010	2009
Balance at January 1	$50.7	$46.0	$-
Implementation of OTTI guidance included in ASC Topic 320(1)	-	-	25.1
Additional credit impairments:
On securities not previously impaired	0.9	12.0	13.6
On securities previously impaired	6.7	11.7	8.8
Reductions:
Intent Impairments	(8.7)	(5.9)	-
Securities sold, matured, prepaid or paid down	(30.2)	(13.1)	(1.5)
Balance at December 31	$19.4	$50.7	$46.0

(1)      Represents credit losses remaining in Retained earnings related to the adoption of new guidance on OTTI, included in ASC Topic
320, on April 1, 2009.

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities	$1,224.2	$1,182.4	$1,125.7
Equity securities, available-for-sale	13.6	15.3	15.4
Mortgage loans on real estate	118.1	104.0	113.4
Real estate	-	-	6.6
Policy loans	13.7	13.3	13.7
Short-term investments and cash equivalents	0.8	0.8	2.4
Limited partnerships/corporations	84.2	56.4	(7.2)
Other	11.3	11.6	11.9
Gross investment income	1,465.9	1,383.8	1,281.9
Less: investment expenses	45.0	41.5	39.8
Net investment income	$1,420.9	$1,342.3	$1,242.1

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments and changes in fair value of fixed maturities accounted for using the fair value option and derivatives. The cost of the investments on disposal is generally determined based on first-in-first-out (“FIFO”) methodology. Net realized capital gains (losses) on investments were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities, available-for-sale, including securities pledged	$112.6	$38.7	$(15.1)
Fixed maturities, at fair value using the fair value option	(60.6)	(39.2)	57.0
Equity securities, available-for-sale	7.4	4.1	(2.9)
Derivatives	(59.4)	(36.6)	(267.6)
Other investments	0.3	4.9	(16.9)
Net realized capital gains (losses)	$0.3	$(28.1)	$(245.5)
After-tax net realized capital gains (losses)	$0.2	$1.5	$(67.4)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the periods ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Proceeds on sales	$5,596.3	$5,312.9	$4,674.6
Gross gains	249.0	213.6	228.5
Gross losses	33.6	27.8	87.4

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

3.                                    Financial Instruments

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$-	$1,231.6
U.S. government agencies and authorities	-	410.7	-	410.7
U.S. corporate, state and municipalities	-	8,883.5	129.1	9,012.6
Foreign	-	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	-	2,146.9	41.0	2,187.9
Commercial mortgage-backed securities	-	911.3	-	911.3
Other asset-backed securities	-	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	-	19.0	144.9
Derivatives:
Interest rate contracts	5.7	496.8	-	502.5
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	2.6	-	2.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	953.9	4.8	-	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$-	$-	$221.0	$221.0
Fixed Indexed Annuities	-	-	16.3	16.3
Derivatives:
Interest rate contracts	-	306.4	-	306.4
Foreign exchange contracts	-	32.4	-	32.4
Credit contracts	-	8.6	12.6	21.2
Total	$-	$347.4	$249.9	$597.3

(1)        Level 3 net assets and liabilities accounted for 0.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.1%.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2010
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$646.1	$68.3	$-	$714.4
U.S. government agencies and authorities	-	582.6	-	582.6
U.S. corporate, state and municipalities	-	7,372.7	11.2	7,383.9
Foreign	-	4,762.1	11.4	4,773.5
Residential mortgage-backed securities	-	2,102.9	252.5	2,355.4
Commercial mortgage-backed securities	-	1,029.6	-	1,029.6
Other asset-backed securities	-	341.1	247.7	588.8
Equity securities, available-for-sale	172.9	-	27.7	200.6
Derivatives:
Interest rate contracts	3.5	223.3	-	226.8
Foreign exchange contracts	-	0.7	-	0.7
Credit contracts	-	6.7	-	6.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1,128.8	-	-	1,128.8
Assets held in separate accounts	42,337.4	4,129.4	22.3	46,489.1
Total	$44,288.7	$20,619.4	$572.8	$65,480.9

Liabilities:
Product guarantees	$-	$-	$3.0	$3.0
Fixed Indexed Annuities	-	-	5.6	5.6
Derivatives:
Interest rate contracts	0.1	227.0	-	227.1
Foreign exchange contracts	-	38.5	-	38.5
Credit contracts	-	1.1	13.6	14.7
Total	$0.1	$266.6	$22.2	$288.9

(1)        Level 3 net assets and liabilities accounted for 0.8% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 2.8%.

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2011.

During 2010, certain U.S. Treasury securities valued by commercial pricing services where prices are derived using market observable inputs have been transferred from Level 1 to Level 2.  These securities for the year ended December 31, 2010, include U.S. Treasury strips of $60.6 in which prices are modeled incorporating a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. The

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from brokers and third party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from the third party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At December 31, 2011, $194.9 and $14.7 billion of a total of $19.2 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Fair values of privately placed bonds are primarily determined using a matrix-based pricing model and are classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond. In addition, certain privately placed bonds are valued using broker quotes and internal pricing models and are classified as Level 3 assets. The Company’s internal pricing models utilize the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the models include, but are not limited to, current market inputs, such as credit loss assumptions, assumed prepayment speeds and business performance.

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

Product guarantees: The Company records product guarantees for annuity contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions.  These derivatives are classified as Level 3 liabilities. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by U.S. GAAP.  Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING and the Company based on credit default swaps with similar term to maturity and priority of payment.  The ING credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2011.

	December 31, 2011
												Change in
	Fair Value	Total realized/unrealized							Transfers	Transfers	Fair Value	unrealized gains
	as of	gains (losses) included in:							in to	out of	as of	(losses) included
	January 1	Net income		OCI	Purchases	Issuances	Sales	Settlements	Level 3(2)	Level 3(2)	December 31	in earnings(3)
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$(0.3)		$6.7	$19.0	$-	$-	$(43.3)	$135.8	$-	$129.1	$(0.3)
Foreign	11.4	0.5		-	30.9	-	(19.7)	(1.5)	29.9	(0.4)	51.1	(0.8)
Residential mortgage-backed securities	252.5	(3.0)		1.7	57.1	-	(38.5)	(8.1)	5.3	(226.0)	41.0	(0.9)
Other asset-backed securities	247.7	(26.8)		15.8	-	-	(119.7)	(8.7)	-	(80.6)	27.7	(3.5)
Total fixed maturities, including securities pledged	522.8	(29.6)		24.2	107.0	-	(177.9)	(61.6)	171.0	(307.0)	248.9	(5.5)

Equity securities, available for sale	27.7	0.1		0.1	4.3	-	(4.2)	-	-	(9.0)	19.0	-

Derivatives, net	(13.6)	0.8		-	0.2	-	-	-	-	-	(12.6)	0.6

Product guarantees	(3.0)	(212.5)	(1)	-	(5.5)	-	-	-	-	-	(221.0)	-

Fixed Indexed Annuities	(5.6)	(3.6)	(1)	-	(7.1)	-	-	-	-	-	(16.3)	-

Separate Accounts	22.3	-		-	9.8	-	(3.4)	-	-	(12.6)	16.1	0.1

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the year ended December 31, 2011 in Fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.  The transfers out of Level 3 during the year ended December 31, 2010 in Fixed maturities, including securities pledged, are primarily due to an increased utilization of vendor valuations for certain CMO assets.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the years ended December 31, 2011 and 2010 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at December 31, 2011 and 2010.

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$18,669.1	$18,669.1	$16,974.8	$16,974.8
Fixed maturities, at fair value using the fair value option	511.9	511.9	453.4	453.4
Equity securities, available-for-sale	144.9	144.9	200.6	200.6
Mortgage loans on real estate	2,373.5	2,423.1	1,842.8	1,894.8
Loan-Dutch State obligation	417.0	421.9	539.4	518.7
Policy loans	245.9	245.9	253.0	253.0
Limited partnerships/corporations	510.6	510.6	463.5	493.8
Cash, cash equivalents, short-term investments, and short-term investments under securities loan agreement	958.7	958.7	1,128.8	1,128.8
Derivatives	505.8	505.8	234.2	234.2
Notes receivable from affiliates	175.0	165.2	175.0	177.0
Assets held in separate accounts	45,295.2	45,295.2	46,489.1	46,489.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,222.4	1,369.1	1,313.2	1,311.5
Without a fixed maturity	18,410.3	21,739.8	16,902.6	16,971.6
Product guarantees	221.0	221.0	3.0	3.0
Fixed Indexed Annuities	16.3	16.3	5.6	5.6
Derivatives	360.0	360.0	280.3	280.3

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

Limited partnerships/corporations: The fair value for these investments, primarily private equity fund of funds and hedge funds, is estimated based on the Net Asset Value (“NAV”) as provided by the investee.

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

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contract holder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included.

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

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at December 31, 2011 and 2010.

	2011	2010
Total commercial mortgage loans	$2,374.8	$1,844.1
Collective valuation allowance	(1.3)	(1.3)

Total net commercial mortgage loans	$2,373.5	$1,842.8

As of December 31, 2011, all commercial mortgage loans are held-for-investment.  The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items.  This review ensures properties are performing at a consistent and acceptable level to secure the debt.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The changes in the collective valuation allowance were as follows for the years ended December 31, 2011 and 2010.

	2011	2010
Collective valuation allowance for losses, beginning of year	$1.3	$2.0
Addition to / (release of) allowance for losses	-	(0.7)

Collective valuation allowance for losses, end of year	$1.3	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at December 31, 2011 and 2010.

	2011(1)	2010(1)
Loan-to-Value Ratio:
0% - 50%	$552.4	$536.4
50% - 60%	771.5	564.6
60% - 70%	908.2	610.1
70% - 80%	125.2	113.9
80% - 90%	17.5	19.1
Total Commercial Mortgage Loans	$2,374.8	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

	2011(1)	2010(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,600.1	$1,270.0
1.25x - 1.5x	408.1	182.1
1.0x - 1.25x	286.7	191.8
Less than 1.0x	79.9	137.4
Mortgages secured by loans on land or construction loans	-	62.8
Total Commercial Mortgage Loans	$2,374.8	$1,844.1

(1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing.  The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due.  There were no impairments taken on the mortgage loan portfolio for the year ended December 31, 2011. As of December 31, 2010 and 2009, there was a $1.0 and $10.3 impairment taken on the mortgage loan portfolio, respectively. As of December 31, 2011, all mortgage loans in the Company’s portfolio were current with respect to principal and interest. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Due to challenges that the economy presents to the commercial mortgage market, effective with the third quarter of 2009, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process.  At December 31, 2011 and 2010, the Company had a $1.3 allowance for mortgage loan credit losses.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows for the years ended December 31, 2011 and 2010.

	2011	2010

Impaired loans without valuation allowances	$5.8	$9.5

Unpaid principal balance of impaired loans	$7.3	$12.0

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Impaired loans, average investment during the period	$7.7	$15.3	$10.5
Interest income recognized on impaired loans, on an accrual basis	0.6	0.9	0.6
Interest income recognized on impaired loans, on a cash basis	0.6	1.0	0.4

Loans in foreclosure, at amortized cost	-	-	5.8

For the years ended December 31, 2011 and 2010, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company has high quality, well performing portfolios of commercial mortgage loans and private placements.  Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2011, the Company had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $13.0 and $12.9, respectively.

During the twelve months ended December 31, 2011, the Company had no loans modified in a troubled debt restructuring with a subsequent payment default.

Derivative Financial Instruments

See the Business, Basis of Presentation and Significant Accounting Policies note to these Consolidated Financial Statements for disclosure regarding the Company’s purpose for entering into derivatives and the policies on valuation and classification of derivatives.  The Company enters into the following derivatives:

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of December 31, 2011 and 2010.

	2011			2010
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Fair Value	Fair Value	Amount	Fair Value	Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	1,000.0	$173.9	$-	7.2	$0.6	$-
Foreign exchange contracts	-	-	-	7.2	-	0.1
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	17,697.7	328.6	306.4	16,737.7	226.2	227.1
Foreign exchange contracts	213.4	0.7	32.4	233.0	0.7	38.4
Equity contracts	-	-	-	3.7	-	-
Credit contracts	548.4	2.6	21.2	641.4	6.7	14.7
Managed custody guarantees(2)	N/A	-	221.0	N/A	-	3.0
Embedded derivatives:
Within retail annuity products(2)	N/A	-	16.3	N/A	-	5.6
Total		$505.8	$597.3		$234.2	$288.9

N/A - Not applicable.

(1) The fair values are reported in Derivatives or Other liabilities on the Consolidated Balance Sheets.

(2) The fair values are reported in Future policy benefits and claim reserves on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Derivatives:Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$-	$-	$-
Fair Value hedges:
Interest rate contracts	-	-	-
Derivatives: Non-Qualifying for hedge accounting(1)
Interest rate contracts	(53.4)	(53.4)	(178.8)
Foreign exchange contracts	(0.7)	7.4	(23.3)
Equity contracts	(0.5)	0.5	(49.0)
Credit contracts	(4.8)	8.9	(16.5)
Managed custody guarantees(2)	1.1	4.1	34.0
Embedded derivatives:
Within retail annuity products(2)	(217.2)	5.2	185.4
Total	$(275.5)	$(27.3)	$(48.2)

(1)  Changes in value for effective fair value hedges are recorded in Net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations.

(2) Changes in value are included in Interest credited and other benefits to contract owners on the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At December 31, 2011, the fair value of credit default swaps of $2.6 and $21.2 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. At December 31, 2010, the fair value of credit default swaps of $6.7 and $14.7 was included in Derivatives and Other liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2011

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

and 2010, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $518.3 and $625.6, respectively.

4.                                    Deferred Policy Acquisition Costs and Value of Business Acquired

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

Activity within DAC was as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Balance at January 1	$896.9	$848.2	$1,021.3
Deferrals of commissions and expenses	152.3	142.2	108.2
Amortization:
Amortization	(179.0)	(77.0)	(39.3)
Interest accrued at 4% to 7%	69.5	64.6	58.0
Net amortization included in Consolidated Statements of Operations	(109.5)	(12.4)	18.7
Change in unrealized capital gains/losses on available-for-sale securities	(177.5)	(81.1)	(300.0)
Balance at December 31	$762.2	$896.9	$848.2

Activity within VOBA was as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Balance at January 1	$842.5	$1,045.1	$1,676.7
Deferrals of commissions and expenses	11.4	23.6	40.4
Amortization:
Amortization	(123.9)	(8.7)	(170.5)
Interest accrued at 4% to 7%	78.0	74.3	72.2
Net amortization included in Consolidated Statements of Operations	(45.9)	65.6	(98.3)
Change in unrealized capital gains/losses on available-for-sale securities	(162.5)	(291.8)	(573.7)
Balance at December 31	$645.5	$842.5	$1,045.1

The estimated amount of VOBA amortization expense, net of interest, is $42.4, $56.4, $55.5, $56.0, and $55.1, for the years 2012, 2013, 2014, 2015, and 2016, respectively.

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

5.                                    Capital Contributions, Dividends and Statutory Information

ILIAC’s ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC’s earned statutory surplus at the prior year end or (2) ILIAC’s prior year statutory net gain from operations.  Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2011, ILIAC did not pay any dividends on its common stock to its Parent.  During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent.  During the year ended December 31, 2009, ILIAC did not pay any dividends on its common stock to its Parent. On December 22, 2011 and October 30, 2010, IFA paid a $65.0 and $60.0, respectively, dividend to ILIAC, its parent, which was eliminated in consolidation.

During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the year ended December 31, 2010, ILIAC did not receive any capital contributions from is Parent. On November 12, 2008, ING issued to the Dutch State non-voting Tier 1 securities for a total consideration of EUR 10 billion.  On February 24, 2009, $2.2 billion was contributed to direct and indirect insurance company subsidiaries of ING AIH, of which $365.0 was contributed to the Company.  The contribution was comprised of the proceeds from the investment by the Dutch State and the redistribution of currently existing capital within ING.

The State of Connecticut Insurance Department (the “Department”) recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States.  Statutory net income (loss) was $194.4, $66.0, and $271.6,  for the years ended December 31, 2011, 2010, and 2009, respectively.  Statutory capital and surplus was $1.9 billion and $1.7 billion as of December 31, 2011 and 2010, respectively.  As specifically prescribed by statutory accounting practices, statutory surplus as of December 31, 2010 included the impact of the $150.0 capital contribution received by ILIAC from its Parent on February 18, 2011.

Effective for December 31, 2009, the Company adopted Actuarial Guideline 43, Variable Annuity Commissioners Annuity Reserve Valuation Method (“AG43”). The NAIC replaced the existing formula-based reserve standard methodology (AG34, Death Benefits and AG39, Living Benefits) with a stochastic principles-based methodology

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(AG43) for determining reserves for all individual variable annuity contracts with and without guaranteed benefits and all group annuity contracts with guarantees issued on or after January 1, 1981. Variable payout annuity contracts are also subject to AG43. There is no cumulative effect of adopting AG43. Reserves calculated using AG43 were higher than reserves calculated under AG34 and AG39 by $69.1 at December 31, 2010. Where the application of AG43 produces higher reserves than the Company had otherwise established under AG43 and AG39, the Company may request a grade-in period, not to exceed three years, from the domiciliary commissioner. The grading shall be done only on reserves on the contracts in-force as of the current year. The reserves under the old basis and the new basis shall be compared each year with two-thirds of the difference subtracted from the reserve under the new basis at December 31, 2009 and one-third of the difference subtracted from the new basis at December 31, 2010 and the remaining third recorded in 2011.  The Company did elect the grade-in provision.  The reserves at December  31, 2011 reflect the full impact of adoption of AG43.

Effective December 31, 2009, the Company adopted SSAP No. 10R, Income Taxes, for its statutory basis of accounting. This statement requires the Company to calculate admitted deferred tax assets based upon what is expected to reverse within one year with a cap on the admitted portion of the deferred tax asset of 10% of capital and surplus for its most recently filed statement.  If the Company’s risk-based capital (“RBC”) levels, after reflecting the above limitation, exceeds 250% of the authorized control level, the statement increases the limitation on admitted deferred tax assets from what is expected to reverse in one year to what is expected to reverse over the next three years and increases the cap on the admitted portion of the deferred tax asset from 10% of capital and surplus for its most recently filed statement to 15%.  Other revisions in the statement include requiring the Company to reduce the gross deferred tax asset by a statutory valuation allowance adjustment if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion of or all of the gross deferred tax assets will not be realized.  To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge was required to be applied to the additional admitted deferred tax assets generated by SSAP 10R.  The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.  The effects on the Company’s statutory financial statements of adopting this change in accounting principle were increases to total assets and capital and surplus of $86.7 and $68.9 as of December 31, 2011 and 2010, respectively.  This adoption had no impact on total liabilities or net income.

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

As of December 31, 2011, the account value for the separate account contracts with guaranteed minimum benefits was $7.9 billion. The additional liability recognized related to minimum guarantees was $5.4. As of December 31, 2010, the account value for the separate account contracts with guaranteed minimum benefits was $6.1 billion. The additional liability recognized related to minimum guarantees was $4.4.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2011 and 2010, was $7.9 billion  and $6.1 billion, respectively.

7.                                    Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Current tax expense (benefit):
Federal	$60.3	$73.2	$27.5
State	-	-	(0.9)
Total current tax expense	60.3	73.2	26.6
Deferred tax expense (benefit):
Federal	(56.5)	67.6	23.0
Total deferred tax expense (benefit)	(56.5)	67.6	23.0
Total income tax expense	$3.8	$140.8	$49.6

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes for the following reasons for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Income before income taxes	$340.4	$577.7	$403.5
Tax rate	35.0%	35.0%	35.0%
Income tax expense at federal statutory rate	119.1	202.2	141.2
Tax effect of:
Dividend received deduction	(37.0)	(23.3)	(2.6)
Tax valuation allowance	(87.0)	(13.7)	(92.2)
State audit settlement	-	-	(1.2)
IRS audit settlement	3.7	(26.8)	(0.1)
State tax expense	-	0.6	0.1
Other	5.0	1.8	4.4
Income tax expense	$3.8	$140.8	$49.6

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2011 and 2010, are presented below.

	2011	2010
Deferred tax assets:
Insurance reserves	$269.6	$187.1
Investments	89.2	112.5
Postemployment benefits	97.1	83.7
Compensation	22.9	45.9
Other	22.5	22.1
Total gross assets before valuation allowance	501.3	451.3
Less: valuation allowance	(11.1)	(120.1)
Assets, net of valuation allowance	490.2	331.2
Deferred tax liabilities:
Net unrealized gain	(288.2)	(71.9)
Value of business acquired	(398.4)	(410.5)
Deferred policy acquisition costs	(326.5)	(315.7)
Total gross liabilities	(1,013.1)	(798.1)
Net deferred income tax liability	$(522.9)	$(466.9)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. At December 31, 2011, the Company did not have a tax valuation allowance related to realized and unrealized capital losses. At December 31, 2010, the Company had a tax valuation allowance of $109.0 related to realized and unrealized capital losses.  As of December 31, 2011 and 2010, the Company had full tax valuation allowances of $11.1 related to foreign tax credits, the benefit of which is uncertain.  The change in net unrealized capital gains (losses) includes an

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

increase (decrease) in the tax valuation allowance of $(22.0), $(68.7), and $(38.3) for the years ended December 31, 2011, 2010, and 2009, respectively.

Tax Sharing Agreement

The Company had a payable to ING AIH of $1.3 and $49.3 for federal income taxes as of December 31, 2011 and 2010, respectively, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company’s operations are included in the consolidated tax return of ING AIH.  Generally, the Company’s consolidated financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING AIH’s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company’s tax sharing agreement with ING AIH states that for each taxable year during which the Company is included in a consolidated federal income tax return with ING AIH, ING AIH will pay to the Company an amount equal to the tax benefit of the Company’s net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of period	$23.0	$12.8
Additions for tax positions related to prior years	4.5	36.2
Reductions for tax positions related to prior years	(4.5)	(25.8)
Reductions for settlements with taxing authorities	(23.0)	(0.2)

Balance at end of period	$-	$23.0

The Company had no unrecognized tax benefits as of December 31, 2011 and 2010, which would affect the Company’s effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2011 and 2010. The decrease during the tax period ended December 31, 2011 is primarily related to the settlement of the 2009 federal audit.

Tax Regulatory Matters

In March 2011, the Internal Revenue Service (“IRS”) completed its examination of the Company’s returns through tax year 2009.  In the provision for the year ended December 31, 2011, the Company reflected an increase in the tax expense based on the results of the IRS examination and monitoring the activities of the IRS with respect to certain issues with other taxpayers and the merits of the Company’s position.

The Company is currently under audit by the IRS for tax years 2010 through 2012, and it is expected that the examination of tax year 2010 will be finalized within the next twelve months.  The Company and the IRS have agreed to participate in the Compliance Assurance Program (“CAP”) for the tax years 2010 through 2012.

8.                                    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company’s employees other than Company agents. The Retirement Plan was amended and restated effective January 1, 2008.  The Retirement Plan was also amended on July 1, 2008, related to the admission of the employees from the acquisition of CitiStreet LLC (“CitiStreet”) by Lion, and ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter. Additionally, effective January 1, 2009, the Retirement Plan was amended to provide that anyone hired or rehired by the Company on or after January 1, 2009, would not be eligible to participate in the Retirement Plan.

Beginning January 1, 2012, the Retirement Plan will use a cash balance pension formula instead of a final average pay (“FAP”) formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company’s employ. For participants in the Retirement Plan as of December 31, 2011, there will be a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula. Due to ASC Topic 715

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the Consolidated Financial Statements.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan earns a benefit under a FAP formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $24.6, $27.2, and $22.3 for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan (“ESOP”) component. The Savings Plan was amended and restated effective January 1, 2008 and subsequently amended on July 1, 2008, with respect to the admission of employees from the acquisition of CitiStreet by Lion. The Savings Plan was most recently amended effective January 1, 2011 to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $9.8, $10.7, and $8.9, for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Effective December 31, 2011, the Supplemental Executive Retirement Plan was amended to coordinate with the amendment of the Retirement Plan from its current final average pay formula to a cash balance formula.

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

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets, and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2011 and 2010.

	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$96.8	$90.2
Interest cost	5.0	5.1
Benefits paid	(8.4)	(10.1)
Actuarial gain on obligation	18.4	11.6
Plan adjustments	(8.8)	-
Curtailments or settlements	(4.3)	-
Projected benefit obligation, December 31	$98.7	$96.8

Fair Value of Plan Assets:
Fair value of plan assets, December 31	$-	$-

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2011	2010
Accrued benefit cost	$(98.7)	$(96.8)
Accumulated other comprehensive income	34.0	30.0

Net amount recognized	$(64.7)	$(66.8)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2011 and 2010 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2011	2010
Discount rate at end of period	4.75%	5.50%
Rate of compensation increase	3.00%	3.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 4.75% was the appropriate discount rate as of December 31, 2011, to calculate the Company’s accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2011	2010	2009
Discount rate	5.50%	6.00%	6.00%
Rate of increase in compensation levels	3.00%	3.00%	1.50%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2011, 2010, and 2009, were as follows:

	2011	2010	2009
Interest cost	$5.0	$5.1	$5.3
Net actuarial loss recognized in the year	3.4	2.6	2.1
Unrecognized past service cost recognized in the year	-	0.1	0.1
The effect of any curtailment or settlement	2.2	-	0.1
Net periodic benefit cost	$10.6	$7.8	$7.6

Cash Flows

In 2012, the employer is expected to contribute $8.8 to the SERPs and Agents Non-Qualified Plan.  Future expected benefit payments related to the SERPs, and Agents Non-Qualified Plan, for the years ended December 31, 2012 through 2016, and thereafter through 2021, are estimated to be $8.8, $7.9, $6.9, $5.7, $5.3, and $26.5, respectively.

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

Commencing in 2011, ING introduced a new long-term equity and deferred bonus plan, the Long-Term Sustainable Performance Plan (“LSPP”).  The terms applicable to an award under the LSPP will be set out in a grant agreement which is signed by the participant when he or she accepts the award.   The LSPP will provide employees of the Company who are selected by the ING Executive Board with performance shares and will also require deferral of discretionary incentive bonus awards in excess of EUR 100,000.  The performance shares awarded under the LSPP will be a contingent grant of ING ADR units and on settlement, the participant will have the right to either receive ING ADR units in kind or a cash amount equal to the closing price per ING share on the Euronext Amsterdam Stock Market on the settlement date times the number of vested ADR units, subject to achievement during the vesting period of performance targets based on return of equity and employee engagement. The excess bonus amount will be held in deferred ING ADR units or in a deferred cash account, or some combination thereof, depending on the total amount of the incentive bonus award, generally subject to vesting in three equal tranches over the three year period commencing on the date of incentive bonus payment.  Unlike the leo plan, no options on ING shares in the form of ADRs will be granted under the LSPP.  To vest in performance shares, deferred shares or deferred cash, an employee must generally be actively employed on the settlement date, although immediate full and partial vesting in the event of normal age or early retirement,

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

death or disability, or termination due to redundancy or business divestiture will occur, similar to the vesting treatment in the leo plan.

The Company was allocated from ING compensation expense for the leo options, leo performance shares and LSPP of $5.1, $3.4, and $3.7 for the years ended December 31, 2011, 2010, and 2009, respectively, primarily related to leo.

The Company recognized tax benefits of $0.8, $0.7, and $0.1 in 2011, 2010, and 2009, respectively, and $0.3 , $0.1, and $0.1, respectively, are related to leo.

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2011, 2010, and 2009, were $9.9, $11.9, and $12.1, respectively.

9.                                    Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪                             Investment Advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, in which IIM provides asset management, administrative, and accounting services for ILIAC’s general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management.  For the years ended December 31, 2011, 2010, and 2009, expenses were incurred in the amounts of $22.8, $23.7, and $35.9, respectively.

▪                             Services agreement with ING North America for administrative, management, financial, and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2011, 2010, and 2009, expenses were incurred in the amounts of $180.6, $209.7, and $140.2, respectively.

▪                             Services agreement between ILIAC and its U.S. insurance company affiliates dated January 1, 2001, and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2011, 2010, and 2009, net expenses related to the agreement were incurred in the amount of $29.8, $53.3, and $26.3, respectively.

▪                             Service agreement with ING Institutional Plan Services, LLC (“IIPS”) effective November 30, 2008 pursuant to which IIPS provides recordkeeper services to certain benefit plan clients of ILIAC.  For the years ended December 31, 2011, 2010, and  2009, ILIAC’s net earnings related to the agreement were in the amount of $8.4, $2.2, and $7.8, respectively.

▪                             Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products.  For the years ended December 31, 2011 and 2010, revenue under the IIM intercompany agreement was $24.7 and $24.1, respectively.

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

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪                             Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company (“ING USA”) and ReliaStar Life Insurance Company of New York (“RLNY”), affiliated companies, whereby DSL serves as the principal underwriter for variable insurance products.  In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2011, 2010, and 2009, commissions were collected in the amount of $218.3, $220.0, and $275.3.  Such commissions are, in turn, paid to broker-dealers.

▪                             Intercompany agreements with each of ING USA, IIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the “Contracting Party”) pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contacting Party.  For the year ended December 31, 2011 and 2010, expenses were incurred under these intercompany agreements in the aggregate amount of $207.9 and $204.5, respectively.

▪                             Prior to January 1, 2010, DSL was a party to a service agreement with ING USA pursuant to which ING USA provided DSL with managerial and supervisory services in exchange for a fee.  This service agreement was terminated as of January 1, 2010.  For the year ended December 31, 2009, expenses were incurred under this service agreement in the amount of $123.2.

▪                             Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee.  For the years ended December 31, 2011, 2010, and 2009, expenses were incurred under this service agreement in the amount of $3.2, $3.3, and $1.2, respectively.

▪                             Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2011, 2010, and 2009, expenses were incurred in the amounts of $23.3, $19.8, and $12.5, respectively.

Investment Advisory and Other Fees

Effective January 1, 2007, ILIAC’s investment advisory agreement to serve as investment advisor to certain variable funds offered in Company products (collectively, the “Company Funds”), was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $103.2, $246.1, and $212.3, (excludes fees paid to ING Investment Management Co.) in 2011, 2010, and 2009, respectively.

DSL has been retained by ING Investors Trust (“IIT”), an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to IIT. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of IIT. DSL earns a monthly fee based on a percentage of average daily net assets of IIT. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to IIT and is compensated a portion of the fees received by DSL under the management  agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of ING Partners, Inc. (the “Fund”), an affiliate. DSL and the Fund have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for the Fund. The Fund pays DSL a monthly fee, net of sub advisory fees, which is based on a percentage of average daily net assets. For the years ended December 31, 2011, 2010, and 2009, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $323.2, $314.3, and $270.0, respectively. At December 31, 2011 and 2010, DSL had $22.9 and $25.1, respectively, receivable from IIT under the management agreement.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING AIH, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2016, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31.  Interest on any Company borrowing is charged at the rate of ING AIH’s cost of funds for the interest period, plus 0.15%.  Interest on any ING AIH borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred an immaterial amount of interest expense for the years ended December 31, 2011, 2010, and 2001, and earned interest income of $1.3, $0.9, and $1.0, for the years ended December 31, 2011, 2010, and 2009, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations. As of December 31, 2011 and 2010, the Company had an outstanding receivable of $648.0 and $304.1, respectively, with ING AIH under the reciprocal loan agreement.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the “Note”) scheduled to mature on December 29, 2034, to ILIAC, in an offering that was exempt from the registration requirements of the Securities Act of 1933. ILIAC’s $175.0 Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11.1 for each of the years ended December 31, 2011, 2010, and 2009.

Illiquid Assets Back-Up Facility

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING’s Alt-A RMBS.  Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING’s Alt-A RMBS owned by ING Bank, FSB and ING affiliates within ING U.S. insurance with a book value of $36.0 billion, including book value of $802.5 of the Alt-A RMBS portfolio owned by the Company (with respect to the Company’s portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”).  As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio.  The risk transfer to the Dutch State took place at a discount of approximately 10% of par value.  In addition, under the Back-Up Facility, other fees were paid both by the Company and the Dutch State.  Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and will remain exposed to 20% of any results on the portfolio.  The ING-Dutch State Transaction closed on March 31, 2009, with the affiliate participation conveyance and risk transfer to the Dutch State described in the succeeding paragraph taking effect as of January 26, 2009.

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

Upon the closing of the transaction on March 31, 2009, the Company recognized a gain of $206.2, which was reported in Net realized capital losses on the Consolidated Statements of Operations.

In a second transaction, known as the Step 1 Cash Transfer, a portion of the Company’s Alt-A RMBS which had a book value of $4.2 was sold for cash to an affiliate, Lion II Custom Investments LLC (“Lion II”).  Immediately thereafter, Lion II sold to ING Direct Bancorp the purchased securities (the “Step 2 Cash Transfer”). Contemporaneous with the Step 2 Cash Transfer, ING Direct Bancorp included such purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State.  The Step 1 Cash Transfer closed on March 31, 2009, and the Company recognized a gain of $0.3 contemporaneous with the closing of the ING-Dutch State Transaction, which was reported in Net realized capital losses on the Consolidated Statements of Operations.

As part of the final restructuring plan submitted to the EC in connection with its review of the Dutch state aid to ING (the “Restructuring Plan”), ING has agreed to make additional payments to the Dutch State corresponding to an adjustment of fees for the Back-Up Facility. Under this new agreement, the terms of the ING-Dutch State Transaction which closed on March 31, 2009, including the transfer price of the Alt-A RMBS securities, remain unaltered and the additional payments are not borne by the Company or any other ING U.S. subsidiaries.

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

Transfer of Registered Representatives

On January 1, 2011, IFA transferred a group of registered representatives and their related customer accounts to its broker-dealer affiliate, ING Financial Partners, Inc. and received $5.0 as consideration for the transfer.  Effective January 1, 2011, IFA operates exclusively as a wholesale broker-dealer.

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

10.                            Financing Agreements

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

At both December 31, 2011 and 2010, the amount of the loan outstanding was $4.9, which was reflected in Long-term debt on the Consolidated Balance Sheets.

Also see Financing Agreements in the Related Party Transactions note to these Consolidated Financial Statements.

11.                            Reinsurance

At December 31, 2011, the Company had reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.  At December 31, 2011, the Company did not have any outstanding cessions under any reinsurance treaties with affiliated reinsurers.  The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

The Company assumed $25.0 of premium revenue from Aetna Life, for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $10.3 and $11.5 were maintained for this contract as of December 31, 2011 and 2010, respectively.

Reinsurance ceded in force for life mortality risks were $16.2 billion and $17.4 billion at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, net receivables were comprised of the following:

	2011	2010
Claims recoverable from reinsurers	$2,276.3	$2,356.0
Reinsured amounts due to reinsurers	(0.3)	0.4
Other	0.3	(0.5)
Total	$2,276.3	$2,355.9

Premiums were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Premiums:
Direct premiums	$34.0	$67.6	$35.2
Reinsurance assumed	0.1	-	0.1
Reinsurance ceded	(0.2)	(0.3)	(0.3)
Net premiums	$33.9	$67.3	$35.0

12.                            Commitments and Contingent Liabilities

Leases

All of the Company’s expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by ING North America Insurance Corporation as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2011, 2010, and 2009, rent expense for leases was $5.0, $4.0, and $5.1, respectively.

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

As of December 31, 2011 and 2010, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $536.4 and $336.3, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA.  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2011 and 2010, the Company held $110.0 and $4.7, of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2011 and 2010, the Company delivered collateral of $77.9 and $93.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

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

Regulatory Matters

As with many financial services companies, the Company and its affiliates periodically receive informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with examinations, inquiries, investigations and audits of the products and practices of the Company or the financial services industry.  These currently include an inquiry regarding the Company’s policy for correcting errors made in processing trades for ERISA plans or

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

plan participants.  Some of these investigations, examinations, audits and inquiries could result in regulatory action against the Company. The potential outcome of the investigations, examinations, audits, inquiries and any such regulatory action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, additional payments to plans or participants, disgorgement, settlement payments, penalties, fines, and other financial liability and changes to the Company’s policies and procedures, the financial impact of which cannot be estimated at this time, but management does not believe will have a material adverse effect on the Company’s financial position or results of operations.  It is the practice of the Company and its affiliates to cooperate fully in these matters.

13.                            Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities	$1,518.7	$933.8	$133.4
Equity securities, available-for-sale	13.1	21.0	12.8
Derivatives	173.7	0.5	-
DAC/VOBA adjustment on available-for-sale securities	(801.7)	(461.7)	(88.8)
Sales inducements adjustment on available-for-sale securities	-	(0.3)	0.2
Premium deficiency reserve adjustment	(64.8)	(61.0)	-
Other investments	-	0.1	-
Unrealized capital gains, before tax	839.0	432.4	57.6
Deferred income tax asset / liability	(233.0)	(114.4)	(63.9)
Unrealized capital gains, after tax	606.0	318.0	(6.3)
Pension and other post-employment benefits liability, net of tax	(15.7)	(13.5)	(8.7)
Accumulated other comprehensive income (loss)	$590.3	$304.5	$(15.0)

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Fixed maturities	$563.6	$813.1	$1,734.4
Equity securities, available-for-sale	(7.9)	8.2	20.2
Derivatives	173.2	0.5	-
DAC/VOBA adjustment on available-for-sale securities	(340.0)	(372.9)	(873.7)
Sales inducements adjustment on available-for-sale securities	0.3	(0.5)	(2.2)
Premium deficiency reserve adjustment	(3.8)	(61.0)	-
Other investments	(0.1)	0.1	0.3
Change in unrealized gains on securities, before tax	385.3	387.5	879.0
Deferred income tax asset/liability	(111.1)	(54.9)	(239.1)
Change in unrealized gains on securities, after tax	274.2	332.6	639.9

Change in other-than-temporary impairment losses, before tax	21.3	(12.7)	(46.7)
Deferred income tax asset/liability	(7.5)	4.4	16.3
Change in other-than-temporary impairment losses, after tax	13.8	(8.3)	(30.4)

Pension and other post-employment benefit liability, before tax	(3.4)	(7.4)	13.5
Deferred income tax asset/liability	1.2	2.6	(4.2)
Pension and other post-employment benefit liability, after tax	(2.2)	(4.8)	9.3

Net change in unrealized gains, after tax	$285.8	$319.5	$618.8

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Notes to Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in AOCI, reported net of DAC, VOBA, and income taxes, were as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Net unrealized capital holding gains arising during the period(1)	$344.5	$284.8	$587.5
Reclassification adjustment for gains (losses) and other items included in Net income (loss)(2)	(78.5)	(29.2)	(16.3)
Change in deferred tax asset valuation allowance	22.0	68.7	38.3
Net change in unrealized capital gains on securities	$288.0	$324.3	$609.5

(1)  Pretax unrealized capital holding gains (losses) arising during the year were $526.8, $417.6, and $856.4, for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)  Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $120.0, $42.8, and $23.7, for the years ended December 31, 2011, 2010, and 2009, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2011	First	Second	Third	Fourth
Total revenue	$594.0	$632.0	$538.1	$544.9
Income (loss) before income taxes	170.9	162.3	(26.2)	33.4
Income tax expense (benefit)	84.2	43.6	(108.0)	(16.0)
Net income	$86.7	$118.7	$81.8	$49.4

2010	First	Second	Third	Fourth
Total revenue	$520.6	$542.4	$549.5	$613.5
Income before income taxes	104.9	78.4	127.2	267.2
Income tax expense (benefit)	14.0	34.7	(8.8)	100.9
Net income	$90.9	$43.7	$136.0	$166.3

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making its assessment, management has used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Item 13.      Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.      Principal Accounting Fees and Services

(Dollar amounts in millions, unless otherwise stated)

In 2011 and 2010, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including ING Life Insurance and Annuity Company (“ILIAC”).  ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary.  Ernst & Young fees allocated to the Company for the years ended December 31, 2011 and 2010 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2011		2010
Audit fees	$1.6		$1.2
Audit-related fees	0.7		0.2
Tax fees	0.1		0.1
All other fees	-	*	0.1
	$2.4		$1.6

* Less than $0.1.

Audit Fees

Audit fees were allocated to ILIAC and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting the Securities and Exchange Commission (“SEC”) product filings.

Tax Fees

There were minimal tax fees allocated to ILIAC in 2011 and 2010.  Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits, and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to ILIAC in 2011 and 2010 under the category “all other fees.”  Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consist primarily of advisory services.

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

In 2011 and 2010, 100% of each of the audit-related services, tax services, and all other services provided to the Company were pre-approved by ING’s audit committee.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)                   The following documents are filed as part of this report:

1.            Financial statements. See Item 8. on page 111.

2.            Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 209.

3.            Exhibits.  See Exhibit Index on page 214.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated March 27, 2012.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2012

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2011

(In millions)

			Amount
			Shown on
			Consolidated
Type of Investments	Cost	Value*	Balance Sheets
Fixed maturities
U.S. Treasuries	$1,096.6	$1,231.6	$1,231.6
U.S. government agencies and authorities	379.7	410.7	410.7
State, municipalities, and political subdivisions	95.1	106.0	106.0
Public utilities securities	1,915.1	2,107.3	2,107.3
Other U.S. corporate securities	6,251.8	6,799.3	6,799.3
Foreign securities (1)	4,661.0	4,988.1	4,988.1
Residential mortgage-backed securities	1,955.4	2,187.9	2,187.9
Commercial mortgage-backed securities	866.1	911.3	911.3
Other asset-backed securities	441.5	438.8	438.8
Total fixed maturities, including securities pledged to creditors	$17,662.3	$19,181.0	$19,181.0

Equity securities, available-for-sale	$131.8	$144.9	$144.9

Mortgage loans on real estate	$2,373.5	$2,423.1	$2,373.5
Policy loans	245.9	245.9	245.9
Loan-Dutch State obligation	417.0	421.9	417.0
Short-term investments	216.8	216.8	216.8
Limited partnerships/corporations	510.6	510.6	510.6
Derivatives	108.4	505.8	505.8
Total investments	$21,666.3	$23,650.0	$23,595.5

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

ING Life Insurance and Annuity Company and Subsidiaries

(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2011, 2010, and 2009

(In millions)

					Percentage
					of Assumed
	Gross	Ceded	Assumed	Net	to Net
Year Ended December 31, 2011
Life insurance in force	$15,765.3	$16,247.8	$482.5	$-	NM*
Premiums:
Accident and health insurance	0.2	0.2	-	-
Annuities	33.8	-	0.1	33.9
Total premiums	$34.0	$0.2	$0.1	$33.9

Year Ended December 31, 2010
Life insurance in force	$16,817.0	$17,364.7	$547.7	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	67.3	-	-	67.3
Total premiums	$67.6	$0.3	$-	$67.3

Year Ended December 31, 2009
Life insurance in force	$18,153.2	$18,632.6	$479.4	$-	NM*
Premiums:
Accident and health insurance	0.3	0.3	-	-
Annuities	34.9	-	0.1	35.0
Total premiums	$35.2	$0.3	$0.1	$35.0

* Not meaningful.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2012	ING Life Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2012.

Signatures		Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Mary E. Beams	Director and President
Mary E. Beams

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Robert G. Leary	Director
Robert G. Leary

/s/	Rodney O. Martin, Jr.	Director
Rodney O. Martin, Jr.

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Ewout L. Steenbergen	Director, Executive Vice President and
	Ewout L. Steenbergen	Chief Financial Officer

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

ING LIFE INSURANCE AND ANNUITY COMPANY

FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2011

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

Exhibit Index

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

Exhibit Index

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

Exhibit Index

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

10.1

Tax Sharing Agreement between ILIAC, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.2

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

10.6	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).

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

10.9

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

10.11

Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ILIAC and ING America Insurance Holdings, Inc. and its subsidiaries, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006 (File No. 033-23376).

10.12

Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-22376).

Exhibit Index

10.13

First Amendment, dated August 14, 2006, to Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-Q filed on November 13, 2006 (File No. 033-23376).

10.14

Second Amendment, dated October 13, 2006, to the Lease Agreement, dated as of December 13, 2000, between Aetna Life Insurance Company and ILIAC, incorporated by reference to the Company’s Form 10-K filed on April 2, 2007 (File No. 033-23376).

10.15

Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.16

Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company, and ING Financial Advisers, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.17

Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ILIAC and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.18

Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ILIAC and affiliated insurance companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.19

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.20

Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.21

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

Exhibit Index

10.27

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

10.30

Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ILIAC and affiliated companies listed on Exhibit B to the Agreement, incorporated by reference to the Company’s Form 10-K filed on March 31, 2009 (File No. 033-23376).

10.31

Amendment Number 3, effective January 1, 2009, to Investment Advisory Agreement, between ILIAC and ING Investment Management LLC., incorporated by reference to the Company’s Form 10-K/A filed on April 5, 2010 (File No. 033-23376).

10.32

ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Groep N.V. and ING Support Holding B.V., incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.33

Deed of Assignment of Receivables, dated March 31, 2009, among ILIAC, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.34

Amendment, dated as of November 26, 2010, to ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Support Holding B.V. and ING Groep N.V., incorporated by reference to the Company’s Form 10-K filed on March 30, 2011 (File No. 033-23376).

10.35

Amendment to terminate as of January 1, 2010, a Services Agreement, effective January 1, 1994, as amended effective March 7, 1995 and July 7, 2007, between ING USA Annuity and Life Insurance Company and Directed Services LLC. , incorporated by reference to the Company’s Form 10-K filed on March 30, 2011 (File No. 033-23376).

10.36

Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC. , incorporated by reference to the Company’s Form 10-K filed on March 30, 2011 (File No. 033-23376).

10.37

Reciprocal Loan Agreement, dated as of April 1, 2011, between ILIAC and ING America Insurance Holdings, Inc., incorporated by reference to the Company’s Form 10-Q filed on August 12, 2011 (File No. 033-23376).

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

Exhibit Index

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Changes in Shareholder’s Equity for the years ended December 31, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (vi) Notes to the Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.