Form 10-Q
period 2012-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2012-05-11
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:   333-133157, 333-133158, 333-130833, 333-130827, 333-162420, 333-166370, 333-180532

ING LIFE INSURANCE AND ANNUITY COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	71-0294708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Orange Way
Windsor, Connecticut	06095-4774
(Address of principal executive offices)	(Zip Code)
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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 4, 2012, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2012

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly-owed subsidiaries (collectively, the "Company"), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	March 31, 2012	December 31, 2011
		(As revised)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $16,769.7 at 2012 and $16,577.9 at 2011)	$18,310.4	$18,134.6
Fixed maturities, at fair value using the fair value option	537.4	511.9
Equity securities, available-for-sale, at fair value (cost of $131.1 at 2012 and $131.8 at 2011)	143.1	144.9
Short-term investments	337.9	216.8
Mortgage loans on real estate	2,590.4	2,373.5
Loan - Dutch State obligation	392.8	417.0
Policy loans	240.8	245.9
Limited partnerships/corporations	518.6	510.6
Derivatives	392.9	446.6
Securities pledged (amortized cost of $187.9 at 2012 and $572.5 at 2011)	202.2	593.7
Total investments	23,666.5	23,595.5
Cash and cash equivalents	311.3	217.1
Short-term investments under securities loan agreement, including collateral delivered	120.2	524.8
Accrued investment income	277.5	260.2
Receivable for securities sold	43.2	16.7
Reinsurance recoverable	2,240.0	2,276.3
Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners	892.8	947.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	696.5	648.0
Due from affiliates	51.7	52.9
Property and equipment	84.1	84.7
Other assets	57.6	56.3
Assets held in separate accounts	50,983.9	45,295.2
Total assets	$79,600.3	$74,149.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	March 31, 2012	December 31, 2011
		(As revised)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$23,020.0	$23,062.3
Payable for securities purchased	57.0	3.3
Payables under securities loan agreement, including collateral held	218.5	634.8
Long-term debt	4.9	4.9
Due to affiliates	110.9	126.0
Current income tax payable to Parent	39.8	1.3
Deferred income taxes	384.6	355.2
Other liabilities	676.8	690.6
Liabilities related to separate accounts	50,983.9	45,295.2
Total liabilities	75,496.4	70,173.6

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,556.9	4,533.0
Accumulated other comprehensive income	707.2	747.5
Retained earnings (deficit)	(1,163.0)	(1,307.0)
Total shareholder’s equity	4,103.9	3,976.3
Total liabilities and shareholder’s equity	$79,600.3	$74,149.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
		(As revised)
Revenues:
Net investment income	$352.0	$343.0
Fee income	155.1	155.1
Premiums	11.8	9.5
Broker-dealer commission revenue	55.7	58.5
Net realized capital gains:
Total other-than-temporary impairment losses	(1.4)	(21.8)
Less: Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(0.1)	(1.6)
Net other-than-temporary impairments recognized in earnings	(1.3)	(20.2)
Other net realized capital gains	128.6	39.8
Total net realized capital gains	127.3	19.6
Other income	0.5	10.3
Total revenue	702.4	596.0
Benefits and expenses:
Interest credited and other benefits to contract owners	194.7	175.2
Operating expenses	180.4	157.1
Broker-dealer commission expense	55.7	58.5
Net amortization of deferred policy acquisition costs and value of business acquired	52.8	33.1
Interest expense	0.6	0.7
Total benefits and expenses	484.2	424.6
Income before income taxes	218.2	171.4
Income tax expense	74.2	84.0
Net income	$144.0	$87.4

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
		(As revised)
Net income	$144.0	$87.4
Other comprehensive income (loss), before tax:
Change in unrealized gains on securities	(72.4)	(16.1)
Change in other-than-temporary impairment losses	1.6	5.3
Pension and other post-employment benefit liability	(0.6)	—
Other comprehensive income (loss), before tax	(71.4)	(10.8)
Income tax benefit (expense) related to items of other comprehensive income (loss)	31.1	(1.9)
Other comprehensive income (loss), after tax	(40.3)	(12.7)

Comprehensive income	$103.7	$74.7

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011 - As previously filed	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	64.8	(431.0)	(366.2)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	21.3	(21.3)	—
Balance at January 1, 2011 - As revised	$2.8	$4,326.0	$390.6	$(1,627.3)	$3,092.1
Comprehensive income:
Net income	—	—	—	87.4	87.4
Other comprehensive income (loss), after tax	—	—	(12.7)	—	(12.7)
Total comprehensive income					74.7
Contribution of capital	—	201.0	—	—	201.0
Employee related benefits	—	0.2	—	—	0.2
Balance at March 31, 2011 - As revised	$2.8	$4,527.2	$377.9	$(1,539.9)	$3,368.0

Balance at January 1, 2012 - As revised	$2.8	$4,533.0	$747.5	$(1,307.0)	$3,976.3
Comprehensive income:
Net income	—	—	—	144.0	144.0
Other comprehensive income (loss), after tax	—	—	(40.3)	—	(40.3)
Total comprehensive income					103.7
Employee related benefits	—	23.9	—	—	23.9
Balance at March 31, 2012	$2.8	$4,556.9	$707.2	$(1,163.0)	$4,103.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$324.3	$197.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,435.4	2,229.2
Equity securities, available-for-sale	1.1	8.1
Mortgage loans on real estate	105.0	31.8
Limited partnerships/corporations	18.1	19.3
Acquisition of:
Fixed maturities	(1,255.0)	(2,038.0)
Equity securities, available-for-sale	(0.7)	(2.9)
Mortgage loans on real estate	(322.1)	(154.0)
Limited partnerships/corporations	(18.8)	(12.2)
Derivatives, net	(1.1)	(11.1)
Policy loans, net	5.1	3.8
Short-term investments, net	(121.3)	17.8
Loan-Dutch State obligation	24.2	32.2
Collateral held, net	(11.7)	0.4
Net cash provided by (used in) investing activities	(141.8)	124.4

Cash Flows from Financing Activities:
Deposits received for investment contracts	577.4	587.6
Maturities and withdrawals from investment contracts	(617.2)	(658.5)
Short-term loans to affiliates	—	(342.7)
Short-term repayments of repurchase agreements, net	(48.5)	(92.1)
Contribution of capital from parent	—	201.0
Net cash used in financing activities	(88.3)	(304.7)
Net increase in cash and cash equivalents	94.2	16.8
Cash and cash equivalents, beginning of period	217.1	231.0
Cash and cash equivalents, end of period	$311.3	$247.8

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING Life Insurance and Annuity Company (“ILIAC”) is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, the “Company”) are providers of financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. (“Lion” or “Parent”), which is a direct, wholly owned subsidiary of ING America Insurance Holdings, Inc. (“ING AIH”). ING AIH is an indirect, wholly owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING.”

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, on November 10, 2010, ING announced that, in connection with the separation plan, it will prepare for a base case of an initial public offering of ING U.S., which constitutes ING's U.S.-based retirement, insurance and investment management operations, including the Company.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, and 457, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively “not-for-profit” organizations) and corporate markets. The Company's products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

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

The Company has one operating segment.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Condensed Consolidated Financial Statements include the accounts of ILIAC and its wholly owned subsidiaries, ING Financial Advisers, LLC (“IFA”) and Directed Services LLC (“DSL”). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012, its results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three months ended March 31, 2012 and 2011, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”), as adjusted for the retrospective application

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of certain accounting standards noted below, which includes all disclosures required by U.S. GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company included in the 2011 Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products in order to align with the presentation of ING AIH and affiliates. For the three months ended March 31, 2011, $2.2 was reclassified from Interest credited and other benefits to contract owners and $1.3 from Fee income to Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income.

Accounting Changes

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Condensed Consolidated Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2011, is a decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $21.3, net of tax. In addition, the impact of this change on the Company's Net income was an increase of $0.8 and $0.7 during the three months ended March 31, 2012 and 2011, respectively. The impact of this change as of December 31, 2011, is an additional decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $7.2, net of tax.

Adoption of New Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, “Financial Services - Insurance (Accounting Standards CodificationTM ("ASC") Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $431.0, net of income taxes of $232.1, as a reduction to January 1, 2011 Retained earnings (deficit). In addition, the Company recognized a $64.8 increase to Accumulated other comprehensive income (“AOCI”).

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2011-03 were adopted by the Company on January 1, 2012. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows, as the conclusion is consistent with that previously applied by the Company.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which includes the following amendments:

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

The provisions of ASU 2011-04 were adopted by the Company on January 1, 2012. The disclosures required by ASU 2011-04 are included in the Financial Instruments note to these Condensed Consolidated Financial Statements. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 as of December 31, 2011, and applied the provisions retrospectively. The Condensed Consolidated Statement of Comprehensive Income, with corresponding revisions to the Condensed Consolidated Statements of Changes in Shareholder's Equity, is included in these Condensed Consolidated Financial Statements. In addition, the required disclosures are included in the Accumulated Other Comprehensive Income (Loss) note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of March 31, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$736.9	$89.7	$—	$—	$826.6	$—
U.S. government agencies and authorities	378.9	27.7	—	—	406.6	—
State, municipalities, and political subdivisions	84.9	11.9	—	—	96.8	—
U.S. corporate securities	8,420.8	746.4	33.5	—	9,133.7	—

Foreign securities(1):
Government	393.0	33.9	2.1	—	424.8	—
Other	4,303.8	355.4	22.1	—	4,637.1	—
Total foreign securities	4,696.8	389.3	24.2	—	5,061.9	—

Residential mortgage-backed securities:
Agency	1,433.8	198.7	5.6	35.8	1,662.7	0.6
Non-Agency	484.1	66.0	34.8	18.5	533.8	27.4
Total Residential mortgage-backed securities	1,917.9	264.7	40.4	54.3	2,196.5	28.0

Commercial mortgage-backed securities	854.4	69.9	1.7	—	922.6	4.4
Other asset-backed securities	404.4	20.7	19.8	—	405.3	4.0
Total fixed maturities, including securities pledged	17,495.0	1,620.3	119.6	54.3	19,050.0	36.4
Less: securities pledged	187.9	15.3	1.0	—	202.2	—
Total fixed maturities	17,307.1	1,605.0	118.6	54.3	18,847.8	36.4
Equity securities	131.1	12.1	0.1	—	143.1	—
Total fixed maturities and equity securities	$17,438.2	$1,617.1	$118.7	$54.3	$18,990.9	$36.4

(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.
(3) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$—	$—	$1,231.6	$—
U.S. government agencies and authorities	379.7	31.0	—	—	410.7	—
State, municipalities, and political subdivisions	95.1	10.9	—	—	106.0	—
U.S. corporate securities	8,166.9	770.8	31.1		8,906.6	—

Foreign securities(1):
Government	308.5	39.8	3.1	—	345.2	—
Other	4,352.5	328.8	38.4	—	4,642.9	—
Total foreign securities	4,661.0	368.6	41.5	—	4,988.1	—

Residential mortgage-backed securities:
Agency	1,442.0	218.7	3.4	39.4	1,696.7	0.7
Non-Agency	513.4	66.7	49.5	19.8	550.4	28.8
Total Residential mortgage-backed securities	1,955.4	285.4	52.9	59.2	2,247.1	29.5

Commercial mortgage-backed securities	866.1	51.0	5.8	—	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	—	438.8	4.2
Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	59.2	19,240.2	38.1
Less: securities pledged	572.5	22.4	1.2	—	593.7	—
Total fixed maturities	17,089.8	1,649.7	152.2	59.2	18,646.5	38.1
Equity securities	131.8	13.1	—	—	144.9	—
Total fixed maturities and equity securities	$17,221.6	$1,662.8	$152.2	$59.2	$18,791.4	$38.1
(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income.
(3) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of March 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$309.0	$329.4
After one year through five years	3,725.8	3,981.6
After five years through ten years	5,300.6	5,747.3
After ten years	4,982.9	5,467.3
Mortgage-backed securities	2,772.3	3,119.1
Other asset-backed securities	404.4	405.3
Fixed maturities, including securities pledged	$17,495.0	$19,050.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the “Dutch State”) loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2012 and December 31, 2011.

The Company invests in various categories of collateralized mortgage obligations (“CMOs”), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2012 and December 31, 2011, approximately 43.0% and 41.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMO's primarily interest-only and principal-only strips are counted for as hybrid instruments and valued at fair value with changes in fair value reported in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company, and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Condensed Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At March 31, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

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

As of March 31, 2012 and December 31, 2011, the fair value of loaned securities was $115.9 and $515.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered. As of March 31, 2012 and December 31, 2011, liabilities to return collateral of $120.2 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $1.0 and $0.9 at March 31, 2012 and December 31, 2011, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or similar government-sponsored entity. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities.

Each of the RMBS, CMBS, and ABS entities described above are thinly capitalized by design, and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS, and ABS entities in which it holds investments. These investments are accounted for as investments as described in the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements included in the Company's 2011 Annual Report on Form 10-K.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of "1," highest quality, and "2," high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non−agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS, and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about the Company's fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's (“S&P”), and Fitch Ratings Ltd. (“Fitch”). If no rating is available from a rating agency, then an internally developed rating is used.

It is the Company's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the NRSRO rating is applied;

▪	and, when ratings are unavailable then an internal rating is applied.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$31.8	26.6%	$3.1	2.6%	$38.4	25.0%	$7.1	4.6%
More than six months and twelve months or less below amortized cost	8.8	7.4%	2.5	2.1%	12.5	8.1%	4.1	2.7%
More than twelve months below amortized cost	46.1	38.5%	27.3	22.8%	61.4	40.1%	29.9	19.5%
Total unrealized capital losses	$86.7	72.5%	$32.9	27.5%	$112.3	73.2%	$41.1	26.8%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated BBB and above (Investment Grade ("IG")) and securities rated BB and below (Below Investment Grade ("BIG")) by duration, based on NRSRO ratings, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$31.4	26.3%	$3.5	3.0%	$38.3	25.0%	$7.2	4.7%
More than six months and twelve months or less below amortized cost	7.8	6.5%	3.5	3.0%	6.8	4.4%	9.8	6.4%
More than twelve months below amortized cost	28.5	23.7%	44.9	37.5%	42.1	27.4%	49.2	32.1%
Total unrealized capital losses	$67.7	56.5%	$51.9	43.5%	$87.2	56.8%	$66.2	43.2%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss
2012
U.S. Treasuries	$21.0	$—	$—	$—	$—	$—	$21.0	$—
U.S. corporate, state, and municipalities	865.0	22.0	143.7	5.6	52.0	5.9	1,060.7	33.5
Foreign	300.1	8.9	94.6	3.4	104.9	11.9	499.6	24.2
Residential mortgage-backed	67.3	3.7	44.4	1.3	215.5	35.4	327.2	40.4
Commercial mortgage-backed	11.3	0.2	19.6	0.8	10.7	0.7	41.6	1.7
Other asset-backed	1.6	0.1	6.5	0.2	49.3	19.5	57.4	19.8
Total	$1,266.3	$34.9	$308.8	$11.3	$432.4	$73.4	$2,007.5	$119.6

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state, and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.5% of the average book value as of March 31, 2012.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$1,335.6	$11.9	$38.2	$4.2	232	11
More than six months and twelve months or less below amortized cost	312.7	45.0	10.6	14.3	64	14
More than twelve months below amortized cost	318.9	103.0	18.4	33.9	116	38
Total	$1,967.2	$159.9	$67.2	$52.4	412	63

2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows for March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$21.0	$—	$—	$—	4	—
U.S. corporate, state and municipalities	1,088.1	6.1	31.1	2.4	145	1
Foreign	500.9	22.9	16.8	7.4	89	4
Residential mortgage-backed	282.9	84.7	14.0	26.4	129	41
Commercial mortgage-backed	43.3	—	1.7	—	8	—
Other asset-backed	31.0	46.2	3.6	16.2	37	17
Total	$1,967.2	$159.9	$67.2	$52.4	412	63

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

 As of March 31, 2012, and December 31, 2011 the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis, and impairments were recognized as disclosed in the Other-Than-Temporary Impairments section, which follows. After detailed impairment analysis was completed, management determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired, and therefore no further other-than-temporary impairment was necessary.

Other-than-Temporary Impairments

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in AOCI, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$3.7	(1)	1
Foreign(1)	0.4	1	3.0		8
Residential mortgage-backed	0.7	23	0.3		6
Other asset-backed	0.2	2	13.2		38
Total	$1.3	26	$20.2		53
(1) Primarily U.S. dollar denominated.

The above table includes $0.8 and $2.7 for the three months ended March 31, 2012 and 2011, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $0.5 and $17.5 in write-downs for the three months ended March 31, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$3.7		1
Foreign(1)	0.4	1	1.1		4
Residential mortgage-backed	—	—	—	*	1
Other asset-backed	0.1	1	12.7		36
Total	$0.5	2	$17.5		42
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The fair value of fixed maturities with OTTI as of March 31, 2012 and 2011 was $1.7 billion and $1.9 billion, respectively.

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2012 and 2011, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$19.4	$59.2
Additional credit impairments:
On securities not previously impaired	0.1	0.2
On securities previously impaired	0.6	0.1
Reductions:
Securities intent impairments	—	(3.3)
Securities sold, matured, prepaid or paid down	(0.6)	(3.9)
Balance at March 31	$19.5	$52.3

Net Investment Income
The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests are accounted for under the equity method and is recorded in Net investment income.
Sources of net investment income were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities	$305.8	$298.2
Equity securities, available-for-sale	1.1	3.6
Mortgage loans on real estate	33.6	26.5
Policy loans	3.3	3.3
Short-term investments and cash equivalents	—	0.2
Other	19.4	21.9
Gross investment income	363.2	353.7
Less: investment expenses	(11.2)	(10.7)
Net investment income	$352.0	$343.0

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of fixed maturities accounted for using the fair value option and fair value changes including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$39.5	$31.4
Fixed maturities, at fair value using the fair value option	(42.9)	(3.4)
Equity securities, available-for-sale	—	1.6
Derivatives	(13.2)	(9.1)
Embedded derivatives - fixed maturities	(4.8)	(7.3)
Embedded derivatives - product guarantees	149.0	3.5
Other investments	(0.3)	2.9
Net realized capital gains (losses)	$127.3	$19.6
After-tax net realized capital gains (losses)	$78.7	$(10.3)

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Proceeds on sales	$1,267.1	$2,068.8
Gross gains	42.4	66.5
Gross losses	3.1	13.8

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Financial Instruments

Fair Value Measurement
The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, including the Company's non-performance risk. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third party brokers, and industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$778.1	$48.5	$—	$826.6
U.S. government agencies and authorities	—	406.6	—	406.6
U.S. corporate, state and municipalities	—	9,083.9	146.6	9,230.5
Foreign	—	5,042.2	19.7	5,061.9
Residential mortgage-backed securities	—	2,185.5	11.0	2,196.5
Commercial mortgage-backed securities	—	922.6	—	922.6
Other asset-backed securities	—	376.6	28.7	405.3
Equity securities, available-for-sale	124.6	—	18.5	143.1
Derivatives:
Interest rate contracts	—	390.1	—	390.1
Foreign exchange contracts	—	0.1	—	0.1
Credit contracts	—	2.7	—	2.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	769.0	0.4	—	769.4
Assets held in separate accounts	46,094.5	4,866.3	23.1	50,983.9
Total	$47,766.2	$23,325.5	$247.6	$71,339.3

Liabilities:
Product guarantees	$—	$—	$72.0	$72.0
Fixed indexed annuities	—	—	17.9	17.9
Derivatives:
Interest rate contracts	3.5	305.7	—	309.2
Foreign exchange contracts	—	31.4	—	31.4
Credit contracts	—	0.9	—	0.9
Total	$3.5	$338.0	$89.9	$431.4

(1) Level 3 net assets and liabilities accounted for 0.2% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.8%.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$—	$1,231.6
U.S. government agencies and authorities	—	410.7	—	410.7
U.S. corporate, state and municipalities	—	8,883.5	129.1	9,012.6
Foreign	—	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	—	2,206.1	41.0	2,247.1
Commercial mortgage-backed securities	—	911.3	—	911.3
Other asset-backed securities	—	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	—	19.0	144.9
Derivatives:
Interest rate contracts	5.7	437.6	—	443.3
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	953.9	4.8	—	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$—	$—	$221.0	$221.0
Fixed indexed annuities	—	—	16.3	16.3
Derivatives:
Interest rate contracts	—	306.4	—	306.4
Foreign exchange contracts	—	32.4	—	32.4
Credit contracts	—	8.6	12.7	21.3
Total	$—	$347.4	$250.0	$597.4

(1) Level 3 net assets and liabilities accounted for 0.1% of total net assets and liabilities measured at fair value on a recurring basis. Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.2%.

Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. At March 31, 2012, $149.8 and $14.5 billion of a total of $19.1 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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

Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets' fair value. The fair values for cash equivalents and most short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, and London Interbank Offered Rates, which are obtained from third-party sources and uploaded into the system. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s non-performance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

The Company has entered into a number of options as hedges on its Fixed indexed annuities ("FIA") liabilities. The maximum exposure is the current value of the option. The payoff of these contracts depends on market conditions during the lifetime of the option. The fair value measurement of options is highly sensitive to implied equity and interest rate volatility, and the market reflects a considerable variance in broker quotes. The Company uses a third-party vendor to determine the market value of these options.

Product guarantees: The Company records reserves for Stabilizer and Managed custody guarantees ("MCG") contracts containing guaranteed credited rates in accordance with ASC 815.  The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value.  The fair value of the obligation is calculated based on the income approach as described in ASC 820.  The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.  The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other market implied assumptions.  These derivatives are classified as Level 3 liabilities. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all non-performance risks as required by U.S. GAAP.  Non-performance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the current credit standing of ING Verzekeringen N.V. ("ING Insurance") and the Company based on credit default swaps ("CDS") with similar term to maturity and priority of payment. The ING Insurance credit default spread is applied to the discount factors for product guarantees in the Company’s valuation model in order to incorporate credit risk into the fair values of these product guarantees.

The Company also records for its FIA contracts an embedded derivative liability for interest payments to contract holders above the minimum guaranteed interest rate, in accordance with U.S. GAAP for derivative instruments and hedging activities. The guarantee is treated as an embedded derivative and is required to be reported separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The estimated fair value of the Stabilizer and MCG contracts containing guaranteed credited rates is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts.
The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and non-performance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer (“CRO”), including an independent annual review by the U.S. CRO. Models used to value the embedded derivatives must comply with the Company's actuarial model and governance policies.

Quarterly, an attribution analysis is performed to quantify changes in fair value measurements, and a sensitivity analysis is used to analyze the changes. The changes in fair value measurements are also compared to corresponding movements in the hedge target to assess the validity of the attributions. The results of the attribution analysis are reviewed by the valuation actuaries, responsible CFOs, Controllers, and CROs, the Company's appointed actuary, and/or others as nominated by management.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of March 31	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$—		$0.3	$0.5	$—	$—	$(4.9)	$21.6	$—	$146.6	$—
Foreign	51.1	0.9		(0.9)	—	—	(5.7)	—	—	(25.7)	19.7	—
Residential mortgage-backed securities	41.0	(0.2)		0.2	—	—	—	(0.2)	—	(29.8)	11.0	(0.2)
Other asset-backed securities	27.7	0.2		1.0	—	—	—	(0.2)	—	—	28.7	0.2
Total fixed maturities, including securities pledged	248.9	0.9		0.6	0.5	—	(5.7)	(5.3)	21.6	(55.5)	206.0	—

Equity securities, available-for-sale	19.0	—		(0.1)	0.7	—	(1.1)	—	—	—	18.5	—
Derivatives, net	(12.7)	(1.7)		—	—	—	—	14.4	—	—	—	—
Product guarantees	(221.0)	150.6	(1)	—	(1.6)	—	—	—	—	—	(72.0)	—
Fixed Indexed Annuities	(16.3)	(1.6)	(1)	—	—	—	—	—	—	—	(17.9)	—
Separate Accounts (4)	16.1	0.3		—	14.8	—	(8.3)	—	0.2	—	23.1	0.4

(1)
All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate liabilities, which result in a net zero impact on net income for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases and issuances	Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of March 31	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$—		$—	$13.9	$—	$—	$(11.2)	$13.9	$—
Foreign	11.4	—		—	1.5	—	5.6	(10.9)	7.6	—
Residential mortgage-backed securities	254.7	(2.7)		1.9	4.2	(3.1)	79.1	(214.2)	119.9	(1.6)
Other asset-backed securities	247.7	(1.9)		4.0	—	(0.3)	1.5	(199.0)	52.0	(1.9)
Total fixed maturities, including securities pledged	525.0	(4.6)		5.9	19.6	(3.4)	86.2	(435.3)	193.4	(3.5)

Equity securities, available-for-sale	27.7	—		(0.3)	2.4	—	—	—	29.8	—
Derivatives, net	(13.6)	2.3		—	—	(0.1)	—	—	(11.4)	2.2
Product guarantees	(3.0)	6.3	(1)	—	(1.3)	—	—	—	2.0	—
Fixed Indexed Annuities	(5.6)	(2.8)	(1)	—	—	—	—	—	(8.4)	—
Separate Accounts (4)	22.3	0.1		—	(0.6)	—	2.5	(4.2)	20.1	0.1

(1)
All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate liabilities, which result in a net zero impact on net income for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 during the three months ended March 31, 2012, and 2011 in fixed maturities, including securities pledged, are primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three months ended March 31, 2012 and 2011 are due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's fair value measurements of Level 3 financial instruments is presented in the following sections and tables.

Valuations for fixed maturity and equity security investments are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis.

The significant unobservable inputs used in the fair value measurements of FIAs include non-performance risk and lapses.

The significant unobservable inputs used in the fair value measurement of the Stabilizer and MCG contracts are policyholder deposits, lapse rates, non-performance risk, and interest rate implied volatility.

Following is a description of selected inputs:

Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the swap rates for the Stabilizer and MCG contracts. Where no implied volatility is readily available in the market, an alternative approach is applied based only on historical volatility.

Non-performance Risk: The valuation actuaries obtain the CDS spreads of ING Insurance with similar term to maturity and priority of payment from an external source for use in the estimate of the fair value embedded derivatives.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

The following table presents the unobservable inputs about Level 3 fair value measurements for product guarantees:

Unobservable Input	FIA	Stabilizer / MCG
Interest rate implied volatility	-	0% - 4%
Non-performance risk	0% - 3%	0% - 3%
Actuarial Assumptions:
Lapses	0% - 10%	0% - 55%
Policyholder deposits(1)	-	0% - 15%
(1) Measured as a percentage of assets under management or assets under administration.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Sensitivity Analysis
Generally, the following will cause an increase (decrease) in the FIA embedded derivative fair value liability:

•	A decrease (increase) in non-performance risk

•	A decrease (increase) in lapses

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG:

•	An increase (decrease) in interest rate volatility

•	A decrease (increase) in the non-performance risk

•	An increase (decrease) in lapses

•	A decrease (increase) in policyholder deposits

Other Financial Instruments

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$18,512.6	$18,512.6	$18,728.3	$18,728.3
Fixed maturities, at fair value using the fair value option	537.4	537.4	511.9	511.9
Equity securities, available-for-sale	143.1	143.1	144.9	144.9
Mortgage loans on real estate	2,590.4	2,664.5	2,373.5	2,423.1
Loan-Dutch State obligation	392.8	399.2	417.0	421.9
Policy loans	240.8	240.8	245.9	245.9
Limited partnerships/corporations	518.6	518.6	510.6	510.6
Cash and cash equivalents, Short-term investments, and Short-term investments under securities loan agreement	769.4	769.4	958.7	958.7
Derivatives	392.9	392.9	446.6	446.6
Notes receivable from affiliates	175.0	171.4	175.0	165.2
Assets held in separate accounts	50,983.9	50,983.9	45,295.2	45,295.2
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,194.2	1,347.5	1,222.4	1,369.1
Without a fixed maturity	18,580.0	22,705.7	18,410.4	21,739.8
Product guarantees	72.0	72.0	221.0	221.0
Fixed Indexed Annuities	17.9	17.9	16.3	16.3
Derivatives	341.5	341.5	360.0	360.0

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

Limited partnerships/corporations: The fair value for these investments, primarily private equities and hedge funds, is estimated based on the Net Asset Value as provided by the investee and are classified as Level 3.

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Mortgage loans on real estate are classified as Level 3.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing discounted cash flows from the Dutch Strip Yield Curve and is classified as Level 2.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans.  Policy loans are fully collateralized by the account value of the associated insurance contracts and are classified as Level 2.

Investment contract liabilities (included in Future policy benefits and claims reserves):

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are market risk-free rates augmented by credit spreads on current Company credit default swaps.  The augmentation is present to account for non-performance risk. A margin for non-financial risks associated with the contracts is also included. These investments are classified as Level 2.

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contract holder and to the Company. Here, the stochastic valuation scenario set is consistent with current market parameters, and discount is taken using stochastically evolving short risk-free rates in the scenarios augmented by credit spreads on current Company debt. The augmentation in the discount is present to account for non-performance risk. Margins for non-financial risks associated with the contract liabilities are also included. These investments are classified as Level 2.

Notes receivable from affiliates: Estimated fair value of the Company’s notes receivable from affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate and classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows at March 31, 2012 and December 31, 2011.

	2012	2011
Total commercial mortgage loans	$2,592.0	$2,374.8
Collective valuation allowance	(1.6)	(1.3)
Total net commercial mortgage loans	$2,590.4	$2,373.5

As of March 31, 2012, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The Company has established a collective valuation allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. The collective valuation allowance is determined based on historical loss rates as adjusted by current economic information for all loans that are not determined to have an individually-assessed loss.

The changes in the collective valuation allowance were as follows at March 31, 2012 and December 31, 2011.

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to / (release of) allowance for losses	0.3	—
Collective valuation allowance for losses, end of period	$1.6	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables at March 31, 2012 and December 31, 2011.

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$524.6	$552.4
50% - 60%	837.3	771.5
60% - 70%	1,089.4	908.2
70% - 80%	123.6	125.2
80% - 90%	17.1	17.5
Total Commercial Mortgage Loans	$2,592.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,809.2	$1,600.1
1.25x - 1.5x	403.6	408.1
1.0x - 1.25x	301.0	286.7
Less than 1.0x	78.2	79.9
Mortgages secured by loans on land or construction loans	—	—
Total Commercial Mortgage Loans	$2,592.0	$2,374.8
 (1) Balances do not include allowance for mortgage loan credit losses.

The Company believes it has a high quality mortgage loan portfolio with substantially all of commercial mortgages classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. At March 31, 2012 and December 31, 2011, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

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

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of March 31, 2012 and December 31, 2011.

	2012	2011
	Carrying Value	Carrying Value
Impaired loans without valuation allowances	$5.8	$5.8

Unpaid principal balance of impaired loans	$7.3	$7.3

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the three months ended March 31, 2012 and 2011.

	2012	2011
Impaired loans, average investment during the period	$5.8	$9.5
Interest income recognized on impaired loans, on an accrual basis	0.1	0.2
Interest income recognized on impaired loans, on a cash basis	0.1	0.2

For the three months ended March 31, 2012 and 2011, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost, and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

 Troubled Debt Restructuring

The Company believes it has high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three months ended March 31, 2012, the Company had no mortgage loans or private placement modified in a troubled debt restructuring with a subsequent payment default.

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

The Company enters into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool.  The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products.  Open derivative contracts are reported as either Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

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

•
Cash Flow Hedge Relationship: For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to the variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the Condensed Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Condensed Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

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

If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company's counterparties, there is a termination event should the Company's long-term debt ratings drop below BBB+/Baa1.

The carrying amounts for these financial instruments, which can be assets or liabilities, reflect the fair value of the assets and liabilities.

The Company also has investments in certain fixed maturities, and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Consolidated Balance Sheets, and changes in fair value are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Embedded derivatives within annuity products are included in Future policy benefits and claims reserves on the Condensed Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The Company enters into the following derivatives:

Interest rate caps: Interest rate caps are used to manage the interest rate risk in the Company’s fixed maturity portfolio.  Interest rate caps are purchased contracts that are used by the Company to hedge against rising interest rates.

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

Embedded derivatives: The Company also has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of March 31, 2012 and December 31, 2011.

	2012			2011
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts	1,000.0	146.7	—	1,000.0	173.9	—
Derivatives: Non-Qualifying for hedge accounting
Interest rate contracts	13,988.0	243.4	309.2	17,555.1	269.4	306.4
Foreign exchange contracts	213.4	0.1	31.4	213.4	0.7	32.4
Equity contracts	13.7	—	—	—	—	—
Credit contracts	362.7	2.7	0.9	548.4	2.6	21.3
Managed custody guarantees	N/A	—	—	N/A	—	1.0
Embedded derivatives:
Within fixed maturity investments	N/A	54.4	—	N/A	59.2	—
Within annuity products(2)	N/A	—	89.9	N/A	—	236.3
Total		447.3	431.4		505.8	597.4
 N/A - Not Applicable

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—
Fair value hedges:
Interest rate contracts	—	—
Derivatives: Non-Qualifying for hedge accounting(2)
Interest rate contracts	(23.0)	(6.2)
Foreign exchange contracts	0.4	(8.0)
Equity contracts	1.6	0.3
Credit contracts	7.8	4.8
Managed custody guarantees(2)	1.0	—
Embedded derivatives(2):
Within fixed maturity investments	(4.8)	(7.3)
Within annuity products	148.0	3.5
Total	$131.0	$(12.9)

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(2) Changes in value are included in Other net capital gains (losses) in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. (“ISDA”) agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex (“CSA”) to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. At March 31, 2012, the fair value of credit default swaps of $2.7 and $0.9 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. At December 31, 2011, the fair value of credit default swaps of $2.6 and $21.2 was included in Derivatives and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $339.0 and $518.3, respectively.

4.    Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Activity within DAC was as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$335.0	$452.3
Deferrals of commissions and expenses	18.5	18.4
Amortization:
Amortization	(19.6)	6.5
Interest accrued at 5% to 7%	7.6	(16.6)
Net amortization included in Condensed Consolidated Statements of Operations	(12.0)	(10.1)
Change in unrealized capital gains/losses on available-for-sale securities	(5.3)	128.2
Balance at March 31	$336.2	$588.8

Activity within VOBA was as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$593.7	$719.6
Deferrals of commissions and expenses	2.1	2.0
Amortization:
Amortization	(57.8)	(41.1)
Interest accrued at 5% to 8%	17.0	18.1
Net amortization included in Condensed Consolidated Statements of Operations	(40.8)	(23.0)
Change in unrealized capital gains/losses on available-for-sale securities	(16.5)	11.5
Balance at March 31	$538.5	$710.1

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.     Capital Contributions and Dividends

During the three months ended March 31, 2012, ILIAC did not receive any capital contributions from its Parent. During the three months ended March 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

During the three months ended March 31, 2012 and 2011, ILIAC did not pay a dividend on its common stock to its Parent.

6.    Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 34.0% and 49.3%, respectively. The effective tax rates differ from the expected rate primarily due to the following items:

	Three Months Ended March 31,
	2012	2011
		(As revised)
Statutory rate	35.0%	35.0%
Dividend received deduction	(2.8)%	(1.7)%
Valuation allowance	1.8%	13.7%
IRS audit adjustment	(0.1)%	2.1%
Other	0.1%	0.2%
Effective rate at March 31	34.0%	49.3%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. At March 31, 2012 and December 31, 2011, the Company had a tax valuation allowance of $57.0 and $53.0, respectively, that was allocated to continuing operations and $(56.0) and $(52.0), respectively, that was allocated to other comprehensive income related to realized and unrealized capital losses. As of March 31, 2012 and December 31, 2011, the Company had a full tax valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

Tax Regulatory Matters

In the first quarter of 2012, the Internal Revenue Service (“IRS”) completed its examination of the Company's returns through tax year 2010. The 2010 settlement did not have a material impact on the Company's financial position.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program (“CAP”) for tax years 2011 and 2012.

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

Under this agreement, the Company did not incur any interest expense for the three months ended March 31, 2012 and 2011.  The Company earned interest income of $0.4 and $0.2 for the three months ended March 31, 2012 and 2011, respectively.  Interest

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of March 31, 2012 and December 31, 2011, the Company had an outstanding receivable of $696.4 and $648.0, respectively, from ING AIH under the reciprocal loan agreement.

As of April 20, 2012, the Company had an outstanding receivable of $629.0 under the reciprocal loan agreement, and ING AIH repaid $600.7 of the outstanding receivable on that date. Such repayment was made from the proceeds of ING AIH's $5.0 billion Senior Unsecured Credit Facilities which were entered into as of that same date. The Company and ING AIH continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

For information on the Company’s additional financing agreements, see the Financing Agreements note to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K.

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

At March 31, 2012 and December 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $433.2 and $536.4, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative ISDA Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of March 31, 2012 and December 31, 2011, the Company held $98.3 and $110.0, of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.  In addition, as of March 31, 2012 and December 31, 2011, the Company delivered collateral of $86.3 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirement and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim oftentimes bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse, and other torts. Due to the uncertainties of litigation, the outcome of a litigation matter and the amount or range of potential loss is difficult to forecast and a determination of potential losses requires significant management judgment.

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters and litigation. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that the outcome of pending litigation and regulatory matters is not likely to have such an effect. However, given the large and indeterminate amounts sought and the inherent unpredictability of such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where management, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the estimate contained in this paragraph reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation, for which a reasonably possible but not probable, range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2012, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $45.0.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. It is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, management reviews relevant information with respect to litigation and regulatory contingencies and updates our accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan  v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), which has been filed by the administrator of a 401(k) ERISA Plan who claims that the Company has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of the Employee Retirement Income Act (“ERISA”). Among other things, Claimant seeks declaratory relief and the disgorgement of all revenue sharing payments and profits earned in connection with such payments, as well as attorney's fees. On January 26, 2012, Plaintiff filed a motion requesting to be allowed to represent a class of similarly situated ERISA Plans. The Company denies Claimant's allegations and is vigorously defending this litigation.

Currently, regulatory matters include an examination of the Company's policy for addressing and correcting an error that is made when processing the trade instructions of an ERISA plan or one of its participants. Under that policy, the subsidiary absorbs any loss and retains any gain that results from such an error correction. Some of the investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and disgorgement of retained gains. They may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property or the correction of processing errors, and other financial liability.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of March 31, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities, net of OTTI	$1,500.7	$902.8
Equity securities, available-for-sale	12.0	18.8
Derivatives	146.5	10.9
DAC/VOBA adjustment on available-for-sale securities	(624.6)	(225.7)
Sales inducements adjustment on available-for-sale securities	(0.8)	(125.6)
Premium deficiency reserve adjustment	(67.6)	(60.0)
Unrealized capital gains, before tax	966.2	521.2
Deferred income tax liability	(271.3)	(151.2)
Unrealized capital gains, after tax	694.9	370.0
Pension and other post-employment benefits liability, net of tax	12.3	7.9
Accumulated other comprehensive income	$707.2	$377.9

Changes in AOCI, net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities	$(19.5)	$(36.3)
Equity securities, available-for-sale	(1.1)	(2.2)
Derivatives	(27.2)	10.4
DAC/VOBA adjustment on available-for-sale securities	(21.8)	139.7
Sales inducements adjustment on available-for-sale securities	—	(128.7)
Premium deficiency reserve adjustment	(2.8)	1.0
Change in unrealized gains/loss on securities, before tax	(72.4)	(16.1)
Deferred income tax asset/liability	31.5	(0.2)
Change in unrealized gains/loss on securities, after tax	(40.9)	(16.3)

Change in OTTI losses, before tax	1.6	5.3
Deferred income tax liability	(0.6)	(1.9)
Change in OTTI losses, after tax	1.0	3.4

Pension and other post-employment benefit liability, before tax	(0.6)	—
Deferred income tax asset	0.2	0.2
Pension and other post-employment benefit liability, after tax	(0.4)	0.2

Net change in AOCI, after tax	$(40.3)	$(12.7)

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains on securities, including securities pledged and noncredit impairments, as recognized in AOCI, reported net of DAC, VOBA, and income taxes, were as follows for the three months ended March 31, 2012 and 2011.

	2012	2011
		(As revised)
Net unrealized capital holding gains (losses) arising during the period(1)	$(19.4)	$14.8
Reclassification adjustment for gains and other items included in Net income (loss)(2)	(24.5)	(22.0)
Change in deferred tax valuation allowance	4.0	(5.7)
Net change in unrealized capital gains on securities	$(39.9)	$(12.9)

(1) Pretax net unrealized capital holding gains (losses) arising during the period were $(31.3) and $22.2 for the three months ended March 31, 2012 and 2011, respectively.
(2) Pretax reclassification adjustments for gains and other items included in Net income (loss) were $39.5 and $33.0 for the three months ended March 31, 2012 and 2011, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company (“ILIAC”) and its wholly owned subsidiaries (collectively, the “Company”) for each of the three months ended March 31, 2012 and 2011, and financial condition as of March 31, 2012 and December 31, 2011. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2011 Annual Report on Form 10-K.

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

1.
While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies. The uncertainty concerning current global market conditions, and the impact it has on the U.S. economy, has affected and may continue to affect the Company's results of operations.

2.	The default of a major market participant could disrupt the markets.

3.
Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect the Company's ability to meet liquidity needs, access to capital and cost of capital.

4.
Circumstances associated with implementation of ING Groep's recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep's receipt of state aid from the Dutch State could adversely affect the Company's results of operations and financial condition.

5.
The amount of statutory capital that the Company holds and its risk-based capital (“RBC”) ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of the Company's control, and influences its financial strength and credit ratings.

6.
The Company has experienced ratings downgrades and may experience additional future downgrades in the Company's ratings, which may negatively affect profitability, financial condition, and access to liquidity.

7.
The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company's results of operations, financial condition and liquidity.

8.
The valuation of many of the Company's financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

9.	The determination of the amount of impairments taken on the Company's investments is subjective and could materially impact results of operations.

10.
The Company may be required to accelerate the amortization of deferred policy acquisition cost (“DAC”), deferred sales inducements (“DSI”) and/or the valuation of business acquired (“VOBA”), any of which could adversely affect the Company's results of operations or financial condition.

11.	Changes in underwriting and actual experience could materially affect profitability.

12.
The Company may be required to establish an additional valuation allowance against the deferred income tax assets if the Company's business does not generate sufficient taxable income or if the Company's tax planning strategies are modified.

Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

13.	Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

14.	The inability to manage market risk successfully through the usage of derivative instruments could adversely affect the Company's business, operations, financial condition and liquidity.

15.	The inability of counterparties to meet their financial obligations could have an adverse effect on the Company's results of operations.

16.	Changes in reserve estimates may reduce profitability.

17.	A loss of or significant change in key product distribution relationships could materially affect sales.

18.	Competition could negatively affect the ability to maintain or increase profitability.

19.
Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing tax costs of contract owners or the Company.

20.	The Company may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

21.	The loss of key personnel could negatively affect the Company's financial results and impair its ability to implement the Company's business strategy.

22.	Litigation may adversely affect profitability and financial condition.

23.	The Company's businesses are heavily regulated, and changes in regulation in the United States and regulatory investigations may reduce profitability.

24.	The Company's products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

25.	Changes in accounting requirements could negatively impact the Company's reported results of operations and the Company's reported financial position.

26.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect the Company's results of operations and financial condition or the effectiveness of internal controls over financial reporting.

27.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

28.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect the Company's profitability.

29.	The occurrence of unidentified or unanticipated risks within the Company's risk management programs could negatively affect the Company's business or result in losses.

30.	The occurrence of natural or man-made disasters may adversely affect the Company's results of operations and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II contained herein, as well as in other documents filed by the Company with the SEC.  Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation
ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

ILIAC is a direct, wholly owned subsidiary of Lion, which is an indirect, wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol “ING”.

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, on November 10, 2010, ING announced that, in connection with the separation plan, it will prepare for a base case of an initial public offering ("IPO") of ING U.S., which constitutes ING's US-based retirement, insurance and investment management operations, including the Company.

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

Reserves for future policy benefits, valuation and amortization of DAC and VOBA, valuation of investments and derivatives, impairments, income taxes, and contingencies.

In developing these accounting estimates and policies, the Company's management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments, and Estimates and the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements in the 2011 Annual Report.

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

Economic Analysis

The pace of economic growth in the U.S. was subdued in 2011, though the U.S. economy performed better in the second half of the year. The pace of growth in the first quarter of 2012 remained subdued, based on the first estimate published by the Bureau of Economic Analysis.  The U.S. economy grew 1.7% on annualized basis in the last year. Industrial production rose approximately 2.8% on an annualized basis in the first quarter of 2012.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the minimal increase in real disposable income.  Business fixed investment is increasing less rapidly, while the housing sector is still depressed.  House prices have continued to decline and residential investment remains weak.  Real export growth has been disappointing.  Global industrial production and global trade are expanding but at a fairly modest pace because of the slowing in global growth and investors concerns about global financial fragility. Employment growth did improve late last year and in the first quarter of this year. Meanwhile, initial and continuing unemployment claims have been gradually declining. However, the pace of improvement in non-farm payroll employment appears to have slowed in recent months. Overall inflation, as measured by Consumer Price and Personal Consumption Expenditures indices, was contained during 2011 and in first quarter of 2012, even though energy and commodity prices remained elevated.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has continued to extend the average maturity of the securities in its portfolio, as announced in September 2011. The Fed intends to exert downward pressure on long-term rates. To that effect, it has announced that it will purchase, by mid-2012, nearly $400 billion of Treasury securities with remaining maturities of 6 years to 30 years, while selling the same amount of Treasury securities with remaining maturities of 3 years or less during the same period. The Fed will also reinvest principal payment for its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities to support conditions in the mortgage market. Furthermore, based on its assessment of current economic conditions, economic outlook and the balance of risks, the Fed is conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until late-2014.

Short-term LIBOR remains low by historic standards but has been gradually rising since mid 2011. However, U.S. Treasury rates have declined noticeably since the beginning of 2011. Long-term U.S. Treasury rates decreased in the first quarter of 2012 as compared to the same period in 2011. The decline in U.S. Treasury rates is mainly due to the Fed's commitment to keep the federal funds target rate low until late 2014, low short-term rates, its policy to exert downward pressure on long-term rates, well-anchored inflationary expectations, and flight to safety arising out of private investors' concerns about public debt and deficits in several euro zone countries.

In spite of modest improvement in economic activity in the second half of 2011 and the first quarter of 2012 and accommodative policies, risks to the U.S. economy continue to point to possible negative developments. Risks which could lead to negative developments include strains in global financial conditions; weakness in household financial conditions, which could lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which could lower aggregate demand; financial and economic spillover from the eurozone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There could also be a drag on real GDP growth arising from a decrease in public expenditures and potentially higher taxes next year. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

The Company’s results of operations for the three months ended March 31, 2012, and changes therein, were primarily impacted by higher Net realized capital gains and increased Net investment income, partially offset by higher Operating expenses, an increase in Net amortization of DAC and VOBA, higher Interest credited and other benefits to contract owners and lower Other income.

	Three Months Ended March 31,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
		(As revised)
Revenues:
Net investment income	$352.0	$343.0	$9.0	2.6%
Fee income	155.1	155.1	—	—%
Premiums	11.8	9.5	2.3	24.2%
Broker-dealer commission revenue	55.7	58.5	(2.8)	(4.8)%
Net realized capital gains (losses):
Total other-than-temporary impairment losses	(1.4)	(21.8)	20.4	93.6%
Less: Portion of other-than-temporary impairment losses recognized in Other comprehensive income (loss)	(0.1)	(1.6)	1.5	93.8%
Net other-than-temporary impairments recognized in earnings	(1.3)	(20.2)	18.9	93.6%
Other net realized capital gains	128.6	39.8	88.8	NM
Total net realized capital gains	127.3	19.6	107.7	NM
Other income	0.5	10.3	(9.8)	(95.1)%
Total revenue	702.4	596.0	106.4	17.9%
Benefits and expenses:
Interest credited and other benefits to contract owners	194.7	175.2	19.5	11.1%
Operating expenses	180.4	157.1	23.3	14.8%
Broker-dealer commission expense	55.7	58.5	(2.8)	(4.8)%
Net amortization of deferred policy acquisition costs and value of business acquired	52.8	33.1	19.7	59.5%
Interest expense	0.6	0.7	(0.1)	(14.3)%
Total benefits and expenses	484.2	424.6	59.6	14.0%
Income before income taxes	218.2	171.4	46.8	27.3%
Income tax expense	74.2	84.0	(9.8)	(11.7)%
Net income	$144.0	$87.4	$56.6	64.8%

NM - Not Meaningful

Revenues

Total revenue increased for the three months ended March 31, 2012 primarily due to higher Net realized capital gains and increased Net investment income, partially offset by lower Other income.

The increase in Net realized capital gains for the three months ended March 31, 2012 is primarily due to a favorable change in the fair value of an embedded derivative within an annuity product, which was favorable due to a change in certain assumptions and due to an increase in interest rates. This was partially offset by an unfavorable change in net realized gains/losses within Fixed maturities, at fair value using the fair value option, due to a decrease in market valuations on certain collateralized mortgage obligation (“CMO”) securities during the three months ended March 31, 2012.

Other income decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to income recognized in the first three months of 2011 related to consideration received for the transfer of representatives and customer accounts associated with the retail broker-dealer business from ING Financial Advisers, LLC to ING Financial Partners, Inc.

Net investment income increased for the first three months ended March 31, 2012 primarily due to an increase in general account assets. The volatility inherent in the equity market during the second half of 2011 resulted in participants transferring fund from variable investment options into the fixed investment option contributing to an increase in average general account assets.

Benefits and Expenses

Total benefits and expenses increased for the three months ended March 31, 2012 primarily due to an increase in Operating expenses, an unfavorable variance in Net amortization of DAC and VOBA and higher Interest credited and other benefits to contract owners.

Operating expenses increased for the three months ended March 31, 2012 reflecting higher compensation related and other general expenses.

The increase in Net amortization of DAC and VOBA for the three months ended March 31, 2012 is primarily due to increased amortization resulting from higher actual gross profits versus the three months ended March 31, 2011. Also, changes in assumptions associated with refinements in DAC models impacted the increase in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners was higher for the three months ended March 31, 2012 primarily due to an increase in general account liabilities, as participants transferred funds from variable investment options into the fixed investment option contributing to an increase in average general account assets and corresponding liabilities. The increase was partially offset by a decrease in average credited rates on general account liabilities compared to the prior year due to management actions taken in January 2012 to reflect the current interest rate environment.

Income Taxes

Income tax expense decreased for the three months ended March 31, 2012 primarily due to a decrease in the tax valuation allowance related to net realized capital losses, and an increase in the dividends received deduction.

Financial Condition

Investments

Investment Strategy

The Company's investment strategy seeks to achieve sustainable risk adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements, and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk, and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks. Investments are managed by ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Segmented portfolios are established for groups of products with similar liability characteristics within the Company. The Company's investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial loans, limited partnerships, and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The Company uses derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following table presents the investment portfolio as of March 31, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, including securities pledged	$18,512.6	78.1%	$18,728.3	79.4%
Fixed maturities, at fair value using the fair value option	537.4	2.3%	511.9	2.1%
Equity securities, available-for-sale	143.1	0.6%	144.9	0.6%
Short-term investments	337.9	1.4%	216.8	0.9%
Mortgage loans on real estate	2,590.4	11.0%	2,373.5	10.1%
Loan-Dutch State obligation	392.8	1.7%	417.0	1.8%
Policy loans	240.8	1.0%	245.9	1.0%
Limited partnerships/corporations	518.6	2.2%	510.6	2.2%
Derivatives	392.9	1.7%	446.6	1.9%
Total investments	$23,666.5	100.0%	$23,595.5	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of March 31, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$736.9	$89.7	$—	$—	$826.6	$—
U.S. government agencies and authorities	378.9	27.7	—	—	406.6	—
State, municipalities, and political subdivisions	84.9	11.9	—	—	96.8	—
U.S. corporate securities	8,420.8	746.4	33.5	—	9,133.7	—

Foreign securities(1):
Government	393.0	33.9	2.1	—	424.8	—
Other	4,303.8	355.4	22.1	—	4,637.1	—
Total foreign securities	4,696.8	389.3	24.2	—	5,061.9	—

Residential mortgage-backed securities:
Agency	1,433.8	198.7	5.6	35.8	1,662.7	0.6
Non-Agency	484.1	66.0	34.8	18.5	533.8	27.4
Total Residential mortgage-backed securities	1,917.9	264.7	40.4	54.3	2,196.5	28.0

Commercial mortgage-backed securities	854.4	69.9	1.7	—	922.6	4.4
Other asset-backed securities	404.4	20.7	19.8	—	405.3	4.0
Total fixed maturities, including securities pledged	17,495.0	1,620.3	119.6	54.3	19,050.0	36.4
Less: securities pledged	187.9	15.3	1.0	—	202.2	—
Total fixed maturities	17,307.1	1,605.0	118.6	54.3	18,847.8	36.4
Equity securities	131.1	12.1	0.1	—	143.1	—
Total fixed maturities and equity securities	$17,438.2	$1,617.1	$118.7	$54.3	$18,990.9	$36.4

(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.
(3) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Available-for-sale and fair value option fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$—	$—	$1,231.6	$—
U.S. government agencies and authorities	379.7	31.0	—	—	410.7	—
State, municipalities, and political subdivisions	95.1	10.9	—	—	106.0	—
U.S. corporate securities	8,166.9	770.8	31.1		8,906.6	—

Foreign securities(1):
Government	308.5	39.8	3.1	—	345.2	—
Other	4,352.5	328.8	38.4	—	4,642.9	—
Total foreign securities	4,661.0	368.6	41.5	—	4,988.1	—

Residential mortgage-backed securities:
Agency	1,442.0	218.7	3.4	39.4	1,696.7	0.7
Non-Agency	513.4	66.7	49.5	19.8	550.4	28.8
Total Residential mortgage-backed securities	1,955.4	285.4	52.9	59.2	2,247.1	29.5

Commercial mortgage-backed securities	866.1	51.0	5.8	—	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	—	438.8	4.2
Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	59.2	19,240.2	38.1
Less: securities pledged	572.5	22.4	1.2	—	593.7	—
Total fixed maturities	17,089.8	1,649.7	152.2	59.2	18,646.5	38.1
Equity securities	131.8	13.1	—	—	144.9	—
Total fixed maturities and equity securities	$17,221.6	$1,662.8	$152.2	$59.2	$18,791.4	$38.1

(1) Primarily U.S. dollar denominated.
(2) Represents other-than-temporary impairments reported as a component of Other comprehensive income.
(3) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used as permitted by the NAIC if no rating is available. The NAIC designations are generally similar to the credit quality designations of a Nationally Recognized Statistical Rating Organization (“NRSRO”) for marketable fixed maturity securities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of "1," highest quality, and "2," high quality, include fixed maturity securities generally considered investment grade (“IG”) by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade (“BIG”) by such rating organizations.

The NAIC adopted revised designation methodologies for non−agency Residential Mortgage-backed Securities ("RMBS"), including RMBS backed by subprime mortgage loans reported within Other Asset-backed Securities ("ABS"), and for Commercial

Mortgage-backed Securities ("CMBS"). The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about the Company's fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate to NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's (“S&P”), and Fitch Ratings Ltd. (“Fitch”). If no rating is available from a rating agency, then an internally developed rating is used.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. At March 31, 2012 and December 31, 2011, the average quality rating of the Company’s fixed maturities portfolio was A- and A, respectively. Ratings are derived from three NRSRO ratings and are applied as follows based on the number of agency rating received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the NRSRO rating is applied;

▪	and, when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged to creditors, were as follows as of March 31, 2012 and December 31, 2011.

	2012
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$9,373.3	49.3%	$8,549.0	48.9%
2	8,592.9	45.1%	7,936.1	45.3%
3	826.5	4.3%	795.3	4.5%
4	131.6	0.7%	133.3	0.8%
5	120.1	0.6%	79.0	0.5%
6	5.6	0.0%	2.3	0.0%
Total	$19,050.0	100.0%	$17,495.0	100.0%

	2011
NAIC Quality	Fair	% of	Amortized	% of
Designation	Value	Total	Cost	Total
1	$9,718.2	50.5%	$8,835.6	50.1%
2	8,352.5	43.4%	7,722.6	43.7%
3	875.0	4.6%	850.4	4.8%
4	166.1	0.9%	170.1	1.0%
5	84.7	0.4%	77.3	0.4%
6	43.7	0.2%	6.3	0.0%
Total	$19,240.2	100.0%	$17,662.3	100.0%

Total fixed maturities by NRSRO quality rating category, including securities pledged to creditors, were as follows as of March 31, 2012 and December 31, 2011.

	2012
NRSRO Quality	Fair	% of	Amortized	% of
Rating	Value	Total	Cost	Total
AAA	$3,973.4	20.9%	$3,559.8	20.4%
AA	826.3	4.3%	758.7	4.3%
A	4,427.5	23.2%	4,089.5	23.4%
BBB	8,510.4	44.7%	7,865.1	45.0%
BB	820.0	4.3%	777.5	4.4%
B and below	492.4	2.6%	444.4	2.5%
Total	$19,050.0	100.0%	$17,495.0	100.0%

	2011
NRSRO Quality	Fair	% of	Amortized	% of
Rating	Value	Total	Cost	Total
AAA	$4,459.7	23.2%	$3,972.4	22.5%
AA	899.0	4.7%	813.1	4.6%
A	4,273.2	22.2%	3,949.9	22.4%
BBB	8,244.6	42.9%	7,633.0	43.2%
BB	835.8	4.3%	803.5	4.5%
B and below	527.9	2.7%	490.4	2.8%
Total	$19,240.2	100.0%	$17,662.3	100.0%

 At March 31, 2012 and December 31, 2011, 93.1% and 93.0% of the fixed maturities were invested in securities rated BBB and above (Investment Grade ("IG")), respectively.

Fixed maturities rated BB and below (Below Investment Grade ("BIG")) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of March 31, 2012 and December 31, 2011.

	2012
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$826.6	4.3%	$736.9	4.2%
U.S. government agencies and authorities	406.6	2.1%	378.9	2.2%
U.S. corporate, state, and municipalities	9,230.5	48.6%	8,505.7	48.6%
Foreign	5,061.9	26.6%	4,696.8	26.8%
Residential mortgage-backed	2,196.5	11.5%	1,917.9	11.0%
Commercial mortgage-backed	922.6	4.8%	854.4	4.9%
Other asset-backed	405.3	2.1%	404.4	2.3%
Total	$19,050.0	100.0%	$17,495.0	100.0%

	2011
	Fair	% of	Amortized	% of
	Value	Total	Cost	Total
U.S. Treasuries	$1,231.6	6.4%	$1,096.6	6.2%
U.S. government agencies and authorities	410.7	2.1%	379.7	2.1%
U.S. corporate, state, and municipalities	9,012.6	46.8%	8,262.0	46.8%
Foreign	4,988.1	26.0%	4,661.0	26.4%
Residential mortgage-backed	2,247.1	11.7%	1,955.4	11.1%
Commercial mortgage-backed	911.3	4.7%	866.1	4.9%
Other asset-backed	438.8	2.3%	441.5	2.5%
Total	$19,240.2	100.0%	$17,662.3	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$309.0	$329.4
After one year through five years	3,725.8	3,981.6
After five years through ten years	5,300.6	5,747.3
After ten years	4,982.9	5,467.3
Mortgage-backed securities	2,772.3	3,119.1
Other asset-backed securities	404.4	405.3
Fixed maturities, including securities pledged	$17,495.0	$19,050.0

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, and the State of the Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity at March 31, 2012 and December 31, 2011.

The Company invests in various categories of Collateralized Mortgage Obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. At March 31, 2012 and December 31, 2011, approximately 43.0% and 41.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips which are subject to more prepayment and extension risk than traditional CMOs.

Subprime and Alt-A Mortgage Exposure

Underlying collateral has continued to reflect the problems associated with a housing market that has seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and 2011, market prices and liquidity within the sector have exhibited volatility, driven by various factors, both domestically and globally. During the quarter ended March 31, 2012, market prices and sector liquidity have exhibited increases, given the risk appetite and sentiment regarding the potential for fundamental improvements within the sector.  In managing its risk exposure to subprime mortgages, the Company takes into account collateral performance and structural characteristics associated with its various positions.
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

The Company's exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referenced. As of March 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgages were $59.1 and $19.4, respectively, representing 0.3% of total fixed maturities, including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgages were $59.1 and $21.7, respectively, representing 0.3% of total fixed maturities, including securities pledged.

The following tables summarize the Company’s exposure to subprime mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2012	1	77.3%	AAA	5.1%	2007	8.4%
	2	2.8%	AA	0.0%	2006	4.5%
	3	10.1%	A	13.5%	2005 and prior	87.1%
	4	9.6%	BBB	24.5%		100.0%
	5	0.0%	BB and below	56.9%
	6	0.2%		100.0%
		100.0%

2011	1	75.8%	AAA	7.5%	2007	9.1%
	2	5.3%	AA	0.0%	2006	4.5%
	3	9.3%	A	13.0%	2005 and prior	86.4%
	4	9.4%	BBB	33.7%		100.0%
	5	0.0%	BB and below	45.8%
	6	0.2%		100.0%
		100.0%

The Company’s exposure to Alt-A mortgages was included in residential mortgage-backed securities in the fixed maturities by market sector table above. As of March 31, 2012, the fair value and gross unrealized losses aggregated to $110.1 and $15.8, respectively, representing 0.6% of total fixed maturities. As of December 31, 2011, the fair value and gross unrealized losses aggregated to $111.4 and $19.6, respectively, representing 0.6% of total fixed maturities.

The following tables summarize the Company’s exposure to Alt-A mortgage-backed holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		NRSRO Rating		Vintage
2012	1	40.3%	AAA	0.3%	2007	12.4%
	2	12.3%	AA	2.7%	2006	28.7%
	3	18.0%	A	13.1%	2005 and prior	58.9%
	4	20.1%	BBB	4.5%		100.0%
	5	8.6%	BB and below	79.4%
	6	0.7%		100.0%
		100.0%

2011	1	39.9%	AAA	0.3%	2007	12.0%
	2	14.9%	AA	3.1%	2006	28.3%
	3	14.7%	A	13.1%	2005 and prior	59.7%
	4	21.1%	BBB	4.6%		100.0%
	5	4.7%	BB and below	78.9%
	6	4.7%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Delinquency rates on commercial mortgages have remained elevated in recent months. However, the steep pace of increases observed in the months following the credit crisis has slowed, and some recent months have posted month over month declines in delinquent mortgages. In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing early signals of a recovery in commercial real estate. In addition, the primary market for CMBS continued its recovery from the credit crisis, with total new issuance in 2011 higher for the third straight year. This had the impact of increasing credit availability within the commercial real estate universe. For consumer asset-backed securities, delinquency and loss rates have continued to decline post credit crisis. Improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis, positively impacting the behavior and market values of consumer asset-backed securities.

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s CMBS totaled $922.6 and $911.3, respectively, and other ABS, excluding subprime exposure, totaled $347.6 and $381.0, respectively. As of March 31, 2012, the gross unrealized losses related to CMBS totaled $1.7 and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.6. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of March 31, 2012, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 49.5%, 6.4%, and 15.2%, respectively, of total other ABS, excluding subprime exposure. As of December 31, 2011, the other ABS was also broadly diversified both by type and issuer with credit card receivables, collateralized loan obligations and automobile receivables, comprising 49.3%, 5.5%, and 17.2%, respectively, of total other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

	% of Total CMBS
	NAIC Designation		NRSRO Rating		Vintage
2012	1	99.6%	AAA	60.8%	2008	0.0%
	2	0.2%	AA	2.2%	2007	24.3%
	3	0.2%	A	20.7%	2006	18.2%
	4	0.0%	BBB	5.7%	2005 and prior	57.5%
	5	0.0%	BB and below	10.6%		100.0%
	6	0.0%		100.0%
		100.0%

2011	1	97.4%	AAA	63.7%	2007	23.4%
	2	0.9%	AA	1.4%	2006	18.2%
	3	0.7%	A	21.1%	2005 and prior	58.4%
	4	1.0%	BBB	4.0%		100.0%
	5	0.0%	BB and below	9.8%
	6	0.0%		100.0%
		100.0%

The following tables summarize the Company’s exposure to other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2012 and December 31, 2011:

	% of Total Other ABS
	NAIC Designation		NRSRO Rating		Vintage
2012	1	95.9%	AAA	85.3%	2012	0.9%
	2	3.8%	AA	1.3%	2011	11.5%
	3	0.0%	A	9.3%	2010	7.7%
	4	0.3%	BBB	3.8%	2009	0.4%
	5	0.0%	BB and below	0.3%	2008	12.3%
	6	0.0%		100.0%	2007	29.0%
		100.0%			2006	7.5%
					2005 and prior	30.7%
						100.0%

2011	1	95.0%	AAA	82.7%	2011	14.3%
	2	4.7%	AA	1.2%	2010	7.3%
	3	0.0%	A	8.4%	2009	0.4%
	4	0.3%	BBB	7.4%	2008	11.7%
	5	0.0%	BB and below	0.3%	2007	30.3%
	6	0.0%		100.0%	2006	6.8%
		100.0%			2005 and prior	29.2%
						100.0%

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are all commercial mortgage loans, which totaled $2.6 billlion and $2.4 billion as of March 31, 2012 and December 31, 2011, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

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

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral.  There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2012 and 2011, respectively. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.  At March 31, 2012 and December 31, 2011, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  Due to challenges that the economy presents to the commercial mortgage market, the Company recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. At March 31, 2012 and December 31, 2011, the Company had a $1.6 and $1.3 allowance for mortgage loan credit losses.

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of March 31, 2012 and December 31, 2011, are as follows:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$524.6	$552.4
50% - 60%	837.3	771.5
60% - 70%	1,089.4	908.2
70% - 80%	123.6	125.2
80% - 90%	17.1	17.5
Total Commercial Mortgage Loans	$2,592.0	$2,374.8

(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,809.2	$1,600.1
1.25x - 1.5x	403.6	408.1
1.0x - 1.25x	301.0	286.7
Less than 1.0x	78.2	79.9
Mortgages secured by loans on land or construction loans	—	—
Total Commercial Mortgage Loans	$2,592.0	$2,374.8

(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2012 and December 31, 2011.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$550.1	21.2%	$514.7	21.7%
South Atlantic	474.6	18.3%	412.0	17.3%
Middle Atlantic	323.2	12.5%	325.9	13.7%
East North Central	310.1	12.0%	285.6	12.0%
West South Central	392.4	15.1%	358.4	15.1%
Mountain	184.9	7.1%	191.2	8.0%
New England	113.5	4.4%	94.2	4.0%
West North Central	152.9	5.9%	98.9	4.2%
East South Central	90.3	3.5%	93.9	4.0%
Total Commercial Mortgage Loans	$2,592.0	100.0%	$2,374.8	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$983.5	38.0%	$956.4	40.3%
Retail	638.8	24.7%	544.7	22.9%
Office	371.3	14.3%	351.5	14.8%
Apartments	299.2	11.5%	281.7	11.9%
Hotel/Motel	123.1	4.7%	132.7	5.6%
Mixed Use	34.6	1.3%	0.9	0.0%
Other	141.5	5.5%	106.9	4.5%
Total Commercial Mortgage Loans	$2,592.0	100.0%	$2,374.8	100.0%

(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of March 31, 2012 and December 31, 2011.

	2012(1)	2011(1)
Year of Origination:
2012	$321.7	$—
2011	854.5	857.9
2010	161.2	161.9
2009	82.6	92.6
2008	128.7	137.2
2007	197.9	202.1
2006 and prior	845.4	923.1
Total Commercial Mortgage Loans	$2,592.0	$2,374.8

(1) Balances do not include allowance for mortgage loan credit losses.

Troubled Debt Restructuring

The Company believes it has high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include: reduction of the face amount or maturity amount of the debt as originally stated, reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three months ended March 31, 2012, the Company had no mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$31.8	26.6%	$3.1	2.6%	$38.4	25.0%	$7.1	4.6%
More than six months and twelve months or less below amortized cost	8.8	7.4%	2.5	2.1%	12.5	8.1%	4.1	2.7%
More than twelve months below amortized cost	46.1	38.5%	27.3	22.8%	61.4	40.1%	29.9	19.5%
Total unrealized capital losses	$86.7	72.5%	$32.9	27.5%	$112.3	73.2%	$41.1	26.8%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated IG and securities rated BIG by duration, based on NRSRO ratings, were as follows as of March 31, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$31.4	26.3%	$3.5	3.0%	$38.3	25.0%	$7.2	4.7%
More than six months and twelve months or less below amortized cost	7.8	6.5%	3.5	3.0%	6.8	4.4%	9.8	6.4%
More than twelve months below amortized cost	28.5	23.7%	44.9	37.5%	42.1	27.4%	49.2	32.1%
Total unrealized capital losses	$67.7	56.5%	$51.9	43.5%	$87.2	56.8%	$66.2	43.2%

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of March 31, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss
2012
U.S. Treasuries	$21.0	$—	$—	$—	$—	$—	$21.0	$—
U.S. corporate, state, and municipalities	865.0	22.0	143.7	5.6	52.0	5.9	1,060.7	33.5
Foreign	300.1	8.9	94.6	3.4	104.9	11.9	499.6	24.2
Residential mortgage-backed	67.3	3.7	44.4	1.3	215.5	35.4	327.2	40.4
Commercial mortgage-backed	11.3	0.2	19.6	0.8	10.7	0.7	41.6	1.7
Other asset-backed	1.6	0.1	6.5	0.2	49.3	19.5	57.4	19.8
Total	$1,266.3	$34.9	$308.8	$11.3	$432.4	$73.4	$2,007.5	$119.6

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state, and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.5% of the average book value as of March 31, 2012.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows as of March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$1,335.6	$11.9	$38.2	$4.2	232	11
More than six months and twelve months or less below amortized cost	312.7	45.0	10.6	14.3	64	14
More than twelve months below amortized cost	318.9	103.0	18.4	33.9	116	38
Total	$1,967.2	$159.9	$67.2	$52.4	412	63

2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive periods as indicated in the tables below, were as follows as of March 31, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Loss		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$21.0	$—	$—	$—	4	—
U.S. corporate, state and municipalities	1,088.1	6.1	31.1	2.4	145	1
Foreign	500.9	22.9	16.8	7.4	89	4
Residential mortgage-backed	282.9	84.7	14.0	26.4	129	41
Commercial mortgage-backed	43.3	—	1.7	—	8	—
Other asset-backed	31.0	46.2	3.6	16.2	37	17
Total	$1,967.2	$159.9	$67.2	$52.4	412	63

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

For the three months ended March 31, 2012, unrealized capital losses on fixed maturities decreased by $33.8. The decrease in gross unrealized losses is primarily due to market improvement of the CMBS portfolio and the overall declining yields and tightening spreads, leading to higher fair value of fixed maturities.

At March 31, 2012 and December 31, 2011 the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.

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

The following table identifies the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Accumulated other comprehensive income (loss) ("AOCI"), by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$3.7	(1)	1
Foreign(1)	0.4	1	3.0		8
Residential mortgage-backed	0.7	23	0.3		6
Other asset-backed	0.2	2	13.2		38
Total	$1.3	26	$20.2		53

(1) Primarily U.S. dollar denominated.

The above table includes $0.8 and $2.7 for the three months ended March 31, 2012 and 2011, respectively, in other-than-temporary write-downs related to credit impairments, which are recognized in earnings. The remaining $0.5 and $17.5 in write-downs for the three months ended March 31, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$3.7		1
Foreign(1)	0.4	1	1.1		4
Residential mortgage-backed	—	—	—	*	1
Other asset-backed	0.1	1	12.7		36
Total	$0.5	2	$17.5		42

 (1) Primarily U.S. dollar denominated.
* Less than $0.1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

The fair value of the fixed maturities with OTTI at March 31, 2012 and 2011 was $1.7 billion and $1.9 billion, respectively.

The following table identifies the amount of credit impairments on fixed maturities for the three months ended March 31, 2012 and 2011, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$19.4	$59.2
Additional credit impairments:
On securities not previously impaired	0.1	0.2
On securities previously impaired	0.6	0.1
Reductions:
Securities intent impairments	—	(3.3)
Securities sold, matured, prepaid or paid down	(0.6)	(3.9)
Balance at March 31	$19.5	$52.3

Net Investment Income
The Company uses the equity method of accounting for investments in limited partnership interests, primarily private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, where the contractual right exists to receive such financial information on a timely basis. The Company’s equity in earnings from limited partnership interests is accounted for under the equity method and is recorded in Net investment income.

Sources of Net investment income were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities	$305.8	$298.2
Equity securities, available-for-sale	1.1	3.6
Mortgage loans on real estate	33.6	26.5
Policy loans	3.3	3.3
Short-term investments and cash equivalents	—	0.2
Other	19.4	21.9
Gross investment income	363.2	353.7
Less: investment expenses	(11.2)	(10.7)
Net investment income	$352.0	$343.0

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of fixed maturities accounted for using the fair value option and fair value changes including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$39.5	$31.4
Fixed maturities, at fair value using the fair value option	(42.9)	(3.4)
Equity securities, available-for-sale	—	1.6
Derivatives	(13.2)	(9.1)
Embedded derivatives - fixed maturities	(4.8)	(7.3)
Embedded derivatives - product guarantees	149.0	3.5
Other investments	(0.3)	2.9
Net realized capital gains (losses)	$127.3	$19.6
After-tax net realized capital gains (losses)	$78.7	$(10.3)

Fair Value Hierarchy

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$778.1	$48.5	$—	$826.6
U.S. government agencies and authorities	—	406.6	—	406.6
U.S. corporate, state and municipalities	—	9,083.9	146.6	9,230.5
Foreign	—	5,042.2	19.7	5,061.9
Residential mortgage-backed securities	—	2,185.5	11.0	2,196.5
Commercial mortgage-backed securities	—	922.6	—	922.6
Other asset-backed securities	—	376.6	28.7	405.3
Equity securities, available-for-sale	124.6	—	18.5	143.1
Derivatives:
Interest rate contracts	—	390.1	—	390.1
Foreign exchange contracts	—	0.1	—	0.1
Credit contracts	—	2.7	—	2.7
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	769.0	0.4	—	769.4
Assets held in separate accounts	46,094.5	4,866.3	23.1	50,983.9
Total	$47,766.2	$23,325.5	$247.6	$71,339.3

Liabilities:
Product guarantees	$—	$—	$72.0	$72.0
Fixed indexed annuities	—	—	17.9	17.9
Derivatives:
Interest rate contracts	3.5	305.7	—	309.2
Foreign exchange contracts	—	31.4	—	31.4
Credit contracts	—	0.9	—	0.9
Total	$3.5	$338.0	$89.9	$431.4

(1) Level 3 net assets and liabilities accounted for 0.2% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.8%.

70

	2011
	Level 1	Level 2	Level 3(1)	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$—	$1,231.6
U.S. government agencies and authorities	—	410.7	—	410.7
U.S. corporate, state and municipalities	—	8,883.5	129.1	9,012.6
Foreign	—	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	—	2,206.1	41.0	2,247.1
Commercial mortgage-backed securities	—	911.3	—	911.3
Other asset-backed securities	—	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	—	19.0	144.9
Derivatives:
Interest rate contracts	5.7	437.6	—	443.3
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	953.9	4.8	—	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$—	$—	$221.0	$221.0
Fixed indexed annuities	—	—	16.3	16.3
Derivatives:
Interest rate contracts	—	306.4	—	306.4
Foreign exchange contracts	—	32.4	—	32.4
Credit contracts	—	8.6	12.7	21.3
Total	$—	$347.4	$250.0	$597.4

(1) Level 3 net assets and liabilities accounted for 0.1% of total net assets and liabilities measured at fair value on a recurring basis.  Excluding separate accounts assets for which the policyholder bears the risk, the Level 3 net assets and liabilities in relation to total net assets and liabilities measured at fair value on a recurring basis totaled 0.2%.

European Exposures

In the first half of 2010 concerns arose regarding the creditworthiness of several southern European countries, which later spread to other European countries. As a result of these concerns the fair value of sovereign debt decreased and those exposures were being monitored more closely. With regard to troubled European countries, the Company's main focus is on Greece, Italy, Ireland, Portugal and Spain (henceforth defined as “peripheral Europe”) as these countries have applied for support from the European Financial Stability Fund (“EFSF”) or received support from the European Central Bank (“ECB”) via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a dominant investment theme across the global capital markets. While certain aspects of this crisis have been avoided due to actions undertaken by the European Central Bank late in 2011 and during the first quarter of 2012, the crisis continues to pose a challenge to global financial stability. Additionally, the possibility of capital markets volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is the Company's view that the risk among European sovereigns and financial institutions warrants specific scrutiny in addition to its customary surveillance and risk monitoring given how highly correlated these sectors of the region have become.

When quantifying its exposure to the region, the Company attempts to identify the economic country of risk by considering all aspects of the risk to which it is exposed. Among these factors are the country of the issuer, the country of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal, and economic environment in which each functions. By undertaking this assessment, the Company believes that it develops a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of its on-going risk and portfolio management process, the Company closely monitors compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector, and issuer. This framework takes into account various factors such as internal and external ratings, capital efficiency, and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in the Company's portfolio.

As of March 31, 2012, the Company has $361.6 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments in the industrial and utility sectors of $361.6. As of March 31, 2012, there were no derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, the Company has aggregated exposure to single name and portfolio product credit default swaps (“CDS”), as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope. Notably, the Company has no fixed maturity and equity securities exposure to sovereigns or financial institutions in peripheral Europe, the market segment the Company believes is most vulnerable to continued uncertainty and risk. Peripheral European exposure includes exposure to Italy of $145.4, Ireland of $123.9 and Spain of $78.9. Notably, the Company has no exposure to Greece.

Among the remaining $2.7 billion of total non-peripheral European exposure, the Company has a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $544.1, which consists of fixed maturity and equity securities of $151.3 and loans and receivables of $392.8, which consists of the Dutch State payment obligation to the Company under the Illiquid Assets Back-up Facility. The Company also has $404.9 in exposure to non-peripheral financial institutions with a notable concentration in the United Kingdom of $178.2. The balance of $1.8 billion is invested across non-peripheral European non-financials.

In addition to notable aggregate concentration to the State of the Netherlands of $752.8 (which includes the $392.8 Dutch State payment obligation) and the United Kingdom of $718.6, the Company has significant non-peripheral European total country exposures to Switzerland of $288.1, Germany of $212.6, France of $174.1 and Belgium of $184.6. The Company's financial exposure to the United Kingdom is also notable and receives additional scrutiny given the Company's focus on the potential for European contagion to be spread via the banking system. In each case, the Company believes the primary risk is to market value fluctuations resulting from spread volatility followed by modest default risk should the European crisis fail to be resolved as the Company currently expects.

The following table represents the Company's European exposures at fair value and amortized cost as of March 31, 2012.

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Financial Institutions	Sovereign	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)	Net Non-U.S. Funded at March 31, 2012(1)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	123.9	123.9	115.2	—	—	—	—	—	—	123.9
Italy	—	—	145.4	145.4	134.2	—	—	—	—	—	—	145.4
Portugal	—	—	13.4	13.4	12.3	—	—	—	—	—	—	13.4
Spain	—	—	78.9	78.9	75.2	—	—	—	—	—	—	78.9
Total Peripheral Europe	$—	$—	$361.6	$361.6	$336.9	$—	$—	$—	$—	$—	$—	$361.6

Belgium	35.1	—	149.5	184.6	158.4		—	—	—	—	—	184.6
France	—	41.0	123.2	164.2	154.4	—	9.9	—	—	—	9.9	174.1
Germany	—	34.2	178.4	212.6	191.7	—	—	—	—	—	—	212.6
Netherlands	—	51.7	308.3	360.0	332.8	392.8	—	—	—	—	—	752.8
Switzerland	—	49.6	212.6	262.2	238.9	—	28.2	—	—	2.3	25.9	288.1
United Kingdom	—	161.0	551.2	712.2	662.3	—	17.2	—	—	10.8	6.4	718.6
Other non-peripheral(2)	116.2	12.1	285.2	413.5	389.4	—	—	—	—	—	—	413.5
Total Non-Peripheral Europe	151.3	349.6	1,808.4	2,309.3	2,127.9	392.8	55.3	—	—	13.1	42.2	2,744.3
Total	$151.3	$349.6	$2,170.0	$2,670.9	$2,464.8	$392.8	$55.3	$—	$—	$13.1	$42.2	$3,105.9

(1)	Represents: (i) Fixed maturity and equity securities at fair value; (ii) Loan and receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.

(2)	Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Sweden, and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. ILIAC maintains the following agreements:

•
A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC’s statutory admitted assets as of the prior December 31. As of March 31, 2012 and December 31, 2011, the Company had a $696.4 and $648.0 receivable, including interest, from ING AIH, respectively. As of April 20, 2012, the Company has an outstanding receivable of $629.0 under the reciprocal loan agreement, and ING AIH repaid $600.7 of the outstanding receivable on that date. Such repayment was made from the proceeds of ING AIH's $5.0 billion Senior Unsecured Credit Facilities which were entered into as of that same date. The Company and ING AIH continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
The Company holds approximately 47.0% of its assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO, and equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls, and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under the Company’s Liquidity Plan, up to 12% of the Company’s general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2012, the Company had securities lending obligations of $120.2, which represents 0.2% of the Company’s general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2012, ILIAC did not receive any capital contributions from its Parent. During the three months ended March 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

During the three months ended March 31, 2012 and 2011, ILIAC did not pay a dividend on its common stock to its Parent.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements (“ISDA Agreements”), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex (“CSA”).  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of March 31, 2012 and December 31, 2011, the Company held $98.3 and $110.0 of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2012 and December 31, 2011, the Company delivered collateral of $86.3 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Ratings

The Company's access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by Company credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On April 17, 2012, Moody's affirmed the A3 insurance financial strength ratings of the Company with a stable outlook.

On December 7, 2011, Moody's downgraded the insurance financial strength rating of the Company to “A3” from “A2” and revised the outlook to Stable from Negative.

On March 7, 2012, S&P affirmed the counterparty credit and insurance financial strength rating of the Company at “A-“ and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded the counterparty credit and insurance financial strength rating of the Company to “A-“ from “A” and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed the “A” rating of the Company and revised the outlook to Stable from Negative based on de-risking and improving business fundamentals.

On August 19, 2011, Fitch revised the Company's Rating Watch status to Evolving from Negative.

On December 14, 2011, A.M. Best affirmed the insurance financial strength rating of the Company at “A”, downgraded the issuer credit rating to “a” from “a+” and revised the outlook to Ratings Under Review with Negative Implications from Stable. On June 16, 2011, A.M. Best affirmed the Company's insurance financial strength rating of “A” and the issuer credit rating of “a+”.

The ratings of the Company by S&P, Fitch, A.M. Best and Moody's reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of the Company's financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors. The ratings actions, affirmations and outlook changes by S&P, Moody's, and A.M. Best  in December 2011 followed the fourth quarter 2011 announcements by ING regarding a charge of EUR 0.9 billion to EUR 1.1 billion against fourth quarter results of the U.S. Closed Block Variable Annuity business.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. The Company enters into dollar roll transactions by selling existing mortgage-backed securities and concurrently entering into an agreement to repurchase similar securities within a short time frame in the future at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest. Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash collateral received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Condensed Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  Company policy requires that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. At March 31, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

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

As of March 31, 2012 and December 31, 2011, the fair value of loaned securities was $115.9 and $515.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. Collateral received is included in Short-term investments under securities loan agreement, including collateral delivered. As of March 31, 2012 and December 31, 2011, liabilities to return collateral of $120.2 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Recent Initiatives

On April 9, 2009, the Company's ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING's U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products which the Company commenced selling during the first quarter of 2010.

On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the full credit risk transfer to the Dutch State of 80% of ING's Alt-A RMBS on March 31, 2009 (the “ING-Dutch State Transaction”). As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by divestment of its insurance and investment management operations, including the Company. ING has announced that it will explore all options for implementing the separation including one or more initial public offerings, sales or combinations thereof.

In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the European Commission's decision regarding ING's restructuring plan. In its appeal, ING contests the way the European Commission ("EC") has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC's decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court's judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court's judgment. The EC has announced that it will file an appeal and a new decision is expected.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to Note 1 to the Condensed Consolidated Financial Statements, Business, Basis of Presentation and Significant Accounting Policies, included in Part I, Item 1., herein.

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

The Dodd-Frank Act created a new agency, the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible for monitoring the activities of the U.S. financial system and recommending a framework for substantially increased regulation of significant financial services firms, including large, interconnected bank holding companies and systemically important nonbank financial companies that could consist of securities firms, insurance companies and other providers of financial services, including non-U.S. companies. A company determined to be systemically significant will be supervised by the Federal Reserve Board and will be subject to unspecified heightened prudential standards, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments and restrictions on proprietary trading. If, however, ING or the Company were so designated, failure to meet the requisite measures of financial condition could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings.

On April 3, 2012, the FSOC published final rules and interpretive guidance setting forth the process and standards by which it will designate non-bank financial companies for regulation by the Federal Reserve Board. In order to designate a non-bank financial company as subject to regulation by the Federal Reserve Board, the FSOC would need to affirmatively determine that a subject company could pose a threat to the financial stability of the United States.  It is impossible to predict with certainty whether all or any part of ING's U.S. operations will ultimately receive this designation. Nevertheless, given the high standard for ultimate designation - posing a risk to the financial stability of the United States - as well as the nature of its businesses and role in the U.S. financial system, we believe it is unlikely that the Company, or ING U.S. on a standalone basis, would ultimately receive this designation.  This conclusion is based in part on the anticipated separation and independence of ING U.S.  If the FSOC were, prior to the separation and independence of ING U.S., to consider ING U.S. together with ING's banking operations in the United States, the likelihood of designation may be increased, although even in that circumstance we do not believe ING's U.S. operations would collectively meet the standard for such a designation.
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

The legislation creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by the Company. Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives, and “swap dealers” and “major swap participants”, as to be defined by SEC and CFTC regulation, each of whom will be subject to as yet unspecified capital and margin requirements. Based on draft final rules jointly developed by the CFTC and the SEC and adopted on April 18, 2012, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant,” the Company does not believe it should be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant.” However, although not expected to change at this stage of rulemaking, the final regulations have not yet been published and could provide otherwise. In addition, whether the Company will meet the criteria and possibly be subject to regulation under one of these definitions depends on the separate pronouncements by the CFTC and SEC on the final definitions of "swap" and "security-based swap" expected later in 2012. Once rulemaking is complete, if there is a determination that the Company meets one of these definitions, it could substantially increase the amount of regulatory requirements for the Company and the cost of hedging and other permitted derivatives trading activity undertaken by the Company. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of any such regulatory action.

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

The Small Business Job Act of 2010, signed into law on September 27, 2010, contained provisions that could provide additional opportunities to the Company's retirement business by allowing individuals greater flexibility to manage their retirement savings, through products and services offered by the Company. The new legislation permits both the partial annuitization of non-qualified annuity account balances as well as in-plan Roth conversions of distribution-eligible amounts by 401(k), 403(b) and 457 defined contribution plan participants.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. In 2011, the Department of Labor (“DOL”) issued interim final regulations concerning the fee disclosure obligations under Employee Retirement Income Security Act of 1974 (“ERISA”) for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. Final plan sponsor fee disclosure regulations were issued on February 2, 2012. In the final regulations, the DOL extended the effective date of provider fee disclosure to July 1, 2012. The effective date for fee disclosure to plan participants was extended to August 30, 2012. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace, and could potentially generate pressure on the pricing of the Company's defined contribution retirement products and services. In the fourth quarter of 2011, the DOL withdrew a proposed rule under ERISA that would more broadly define the circumstances under which a person is considered to be a “fiduciary” by reason of giving investment advice to an employee benefit plan or a plan's participants. The DOL has indicated that it expects to issue a new proposed regulation in 2012. The rule, if ultimately re-proposed and finalized, could potentially alter the way products and services of the Company are marketed and sold to ERISA plans and to ERISA plan participants.

The SEC proposed in the third quarter of 2010, rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2. If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds offered for sale through the Company's annuity and other products, and could reduce the levels of revenue the Company derives from fund-related distribution.

In connection with the March 31, 2009 transfer by ING of an economic interest in 80% of its Alt-A RMBS portfolio to the Dutch State, the EC had a nine month period to review and assess the competitive impact of the transaction. On October 26, 2009, ING announced the key components of the final Restructuring Plan ING submitted to the EC as part of the process to receive EC approval for the state aid granted to ING by the Dutch State in the form of EUR 10 billion Core Tier 1 securities issued on November 12, 2008 and the ING-Dutch State Transaction. As part of the Restructuring Plan, ING has agreed to separate its banking and insurance businesses by 2013. ING intends to achieve this separation by the divestment of all insurance and investment management operations, including the Company. In November 2009, the Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the Restructuring Plan were approved by ING shareholders. In January 2010, ING lodged an appeal with the General Court of the European Union against specific elements of the EC's decision regarding ING's restructuring plan. In its appeal, ING contests the way the EC has calculated the amount of state aid ING received and the disproportionality of the price leadership restrictions specifically and the disporportionality of restructuring requirements in general. In July 2011, the appeal case was heard orally by the General Court of the European Union. By judgment of March 2, 2012, the Court partially annulled the EC's decision of November 18, 2009, as a result of which a new decision has to be taken by the EC. Interested parties can file an appeal against the General Court's judgment before the Court of Justice of the European Union within two months and ten days after the date of the General Court's judgment.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving the Company, see the Commitments and Contingent Liabilities note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 4.    Controls and Procedures

a.
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

b.
There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingent Liabilities note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the 2011 Annual Report on Form 10-K.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including the Company and/or materially affect the Company's results of operations, financial condition and liquidity.
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

The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), an inter-agency body that is responsible, among other things, for designating systemically significant non-bank financial companies for regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Companies that receive this designation will be subject to a comprehensive system of prudential regulation similar in many respects to that which currently applies to US bank holding companies, including minimum capital requirements, liquidity standards, short-term debt limits, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, and restrictions on proprietary trading. The designation of ING Group or its US operations, or any part thereof (including the Company) as a nonbank financial company subject to regulation by the Federal Reserve Board could have a significant impact on the capital structure and permitted business activities, among other matters, of the operations so designated. Failure to meet the requisite measures of financial condition applicable to a nonbank financial company subject to regulation by the Federal Reserve could result in requirements for a capital restoration plan or capital raising; management changes; asset sales; and limitations and restrictions on capital distributions, acquisitions, affiliate transactions and/or product offerings. On April 3, 2012, the FSOC published final rules and interpretive guidance setting forth the process and standards by which it will designate non-bank financial companies for regulation by the Federal Reserve Board. In order to designate a non-bank financial company as subject to regulation by the Federal Reserve Board, the FSOC would need to affirmatively determine that a subject company could pose a threat to the financial stability of the United States. Nevertheless, given the high standard for ultimate designation - posing a risk to the financial stability of the United States - as well as the nature of its businesses and role in the U.S. financial system, we believe it is unlikely that the Company, or ING U.S. on a standalone basis, would ultimately receive this designation. This conclusion is based in part on the anticipated separation and independence of ING U.S. If the FSOC were, prior to the separation and independence of ING U.S., to consider ING U.S. together with ING's banking operations in the United States, we believe the likelihood of designation may be increased. It is impossible to predict with certainty whether all or any portion of ING's U.S. operations will ultimately receive this designation.

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

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally. It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a “non-financial end user,” to be defined by regulations); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission (“CFTC”) over derivatives, and “swap dealers” and “major swap participants,” as to be defined by the SEC and CFTC, each of whom will be subject to as yet unspecified capital and margin requirements. Although the Company does not believe it should be considered a “swap dealer” or a “major swap participant”, based on draft final rules jointly developed by the CFTC and the SEC and adopted on April 18, 2012, the final regulations have not yet been published and could provide otherwise.
In addition, whether the Company will meet the criteria and possibly be subject to regulation under one of these definitions depends on the separate pronouncements by the CFTC and SEC on the final definitions of "swap" and "security-based swap" expected later in 2012. Once rulemaking is complete, if there is a determination that the Company meets one of these definitions, it could substantially increase the cost of hedging and related activities undertaken by the Company. The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements. The legislation requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contract, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of such regulatory action. If it is determined to regulate such products as swaps, the Company cannot predict how such regulations would be applied or the effect such regulation might have on the profitability or attractiveness of such products to its clients. As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require the Company to use more non-bank counterparties for its hedging activities or otherwise have the effect of limiting the availability to the Company of derivatives counterparties that meet minimum insurance regulatory requirements. In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to the Company. The Company cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is substantially complete.

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

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Act could make it more expensive for the Company to conduct its business; require the Company to make changes to its business model or satisfy increased capital requirements; subject the Company to greater regulatory scrutiny; subject the Company to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on the Company's results of operations or financial condition.

In addition, the Company is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board (“FASB”), and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted in November 2009. Formally, each member state of the European Economic Area is currently required to begin implementing Solvency II by October 31, 2012. Discussions to postpone the implementation date are ongoing, but uncertainty remains. The Solvency II Directive, if implemented, will effect a full revision of the insurance industry's solvency framework and prudential regime and will impose group level supervision mechanisms. All of these possibilities, if they occurred, could affect the way the Company conducts its business and manages capital, and may require the Company to satisfy increased capital requirements, any of which in turn could materially affect the Company's results of operations, financial condition and liquidity.

Item 6.    Exhibits

See Exhibit Index on pages 84 - 87 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2012			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.

4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.

4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.

4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.

4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.

4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.

4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.

4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.

4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.

4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.

4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.

4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.

4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.

4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.

4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.

4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.

4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.

4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.

4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.

4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.

4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.

4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.

4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.

4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.

4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.

4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.

4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.

4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.

4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.

4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.

4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.

4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.

4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.

4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.

4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.

4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.

4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.

4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.

4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.

4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.

4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.

4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.

4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.

4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.

4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.

4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.

4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.

4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.

18.1+	Letter of Independent Registered Public Accounting Firm concerning change in accounting principle.

31.1+	Certificate of Ewout L. Steenbergen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certificate of Mary E. Beams pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Ewout L. Steenbergen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Mary E. Beams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document [1]

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1] Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholder's Equity for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Condensed Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.

