Form 10-Q/A
period 2012-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2012-05-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q/A for the period ended March 31, 2012

EXPLANATORY NOTE

On May 11, 2012, ING Life Insurance and Annuity Company ("ILIAC") filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the "10-Q") with the Securities and Exchange Commission (the "SEC"). Exhibit 18.1, Letter of Independent Registered Public Accounting Firm concerning change in accounting principle (the "Letter"), to the 10-Q was inadvertently omitted from the 10-Q filing.

This Amendment No. 1 on Form 10-Q/A (the "10-Q/A") is being filed for the sole purpose of filing the Letter as Exhibit 18.1 to the Quarterly Report of ILIAC for the quarterly period ended March 31, 2012.

ILIAC hereby files this 10-Q/A to amend and restate the 10-Q in its entirety, including new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the filing of the Letter as Exhibit 18.1, no other items of the original filing on Form 10-Q are modified by this 10-Q/A.

This 10-Q/A does not purport to provide an update or a discussion of any other developments at ILIAC and its wholly owned subsidiaries subsequent to the filing date of the original 10-Q for the quarterly period ended March 31, 2012.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including “Management’s Narrative Analysis of the Results of Operations and Financial Condition,” contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly owed subsidiaries (collectively, the "Company"), as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors” and in the “Forward-Looking Information/Risk Factors” in Part I, Item 2. of this Form 10-Q/A as well as those discussed in Part I, Item 1A. “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

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

71

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

Item 6.    Exhibits

See Exhibit Index on pages 85 - 88 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2012			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Ewout L. Steenbergen
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

