Form 10-Q
period 2012-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2012-08-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒       No    ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 3, 2012, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended June 30, 2012

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly owed subsidiaries (collectively, the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. "Risk Factors" in the Company’s 2011 Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	June 30, 2012	December 31, 2011
Assets		(As revised)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $17,095.2 at 2012 and $16,577.9 at 2011)	$18,930.3	$18,134.6
Fixed maturities, at fair value using the fair value option	587.8	511.9
Equity securities, available-for-sale, at fair value (cost of $131.2 at 2012 and $131.8 at 2011)	144.7	144.9
Short-term investments	546.7	216.8
Mortgage loans on real estate	2,709.8	2,373.5
Loan - Dutch State obligation	379.1	417.0
Policy loans	240.5	245.9
Limited partnerships/corporations	380.7	510.6
Derivatives	532.3	446.6
Securities pledged (amortized cost of $342.2 at 2012 and $572.5 at 2011)	353.6	593.7
Total investments	24,805.5	23,595.5
Cash and cash equivalents	330.2	217.1
Short-term investments under securities loan agreement, including collateral delivered	315.3	524.8
Accrued investment income	272.5	260.2
Receivable for securities sold	20.8	16.7
Reinsurance recoverable	2,214.5	2,276.3
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	808.9	947.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	—	648.0
Due from affiliates	51.6	52.9
Property and equipment	83.2	84.7
Other assets	47.6	56.3
Assets held in separate accounts	49,305.7	45,295.2
Total assets	$78,430.8	$74,149.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Balance Sheets (Unaudited) (In millions, except share data)

	As of	As of
	June 30, 2012	December 31, 2011
		(As revised)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$23,334.5	$23,062.3
Payable for securities purchased	50.6	3.3
Payables under securities loan agreement, including collateral held	483.9	634.8
Long-term debt	4.9	4.9
Due to affiliates	88.2	126.0
Derivatives	363.0	360.1
Current income tax payable to Parent	0.5	1.3
Deferred income taxes	469.3	355.2
Other liabilities	343.2	330.5
Liabilities related to separate accounts	49,305.7	45,295.2
Total liabilities	74,443.8	70,173.6

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,217.2	4,533.0
Accumulated other comprehensive income	892.1	747.5
Retained earnings (deficit)	(1,125.1)	(1,307.0)
Total shareholder’s equity	3,987.0	3,976.3
Total liabilities and shareholder’s equity	$78,430.8	$74,149.9

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Operations (Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:		(As revised)		(As revised)
Net investment income	$311.9	$380.7	$663.9	$723.7
Fee income	156.7	160.7	311.8	315.8
Premiums	11.7	6.9	23.5	16.4
Broker-dealer commission revenue	56.5	56.8	112.2	115.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.6)	(18.5)	(4.0)	(40.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.9)	(0.7)	(1.0)	(2.3)
Net other-than-temporary impairments recognized in earnings	(1.7)	(17.8)	(3.0)	(38.0)
Other net realized capital gains (losses)	0.5	33.7	129.1	73.5
Total net realized capital gains (losses)	(1.2)	15.9	126.1	35.5
Other income	2.3	2.6	2.8	12.9
Total revenues	537.9	623.6	1,240.3	1,219.6
Benefits and expenses:
Interest credited and other benefits to contract owners	193.0	184.1	387.7	359.3
Operating expenses	177.2	173.2	357.6	330.3
Broker-dealer commission expense	56.5	56.8	112.2	115.3
Net amortization of deferred policy acquisition costs and value of business acquired	52.2	49.2	105.0	82.3
Interest expense	0.5	0.6	1.1	1.3
Total benefits and expenses	479.4	463.9	963.6	888.5
Income (loss) before income taxes	58.5	159.7	276.7	331.1
Income tax expense (benefit)	20.6	43.1	94.8	127.1
Net income (loss)	$37.9	$116.6	$181.9	$204.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In millions)

	Three Months Ended June 30,
	2012	2011
		(As revised)
Net income (loss)	$37.9	$116.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	273.9	20.5
Other-than-temporary impairments	2.0	97.7
Pension and other post-employment benefit liability	(0.5)	(0.1)
Other comprehensive income (loss), before tax	275.4	118.1
Income tax benefit (expense) related to items of other comprehensive income (loss)	(90.5)	(27.8)
Other comprehensive income (loss), after tax	184.9	90.3
Comprehensive income (loss)	$222.8	$206.9

	Six Months Ended June 30,
	2012	2011
		(As revised)
Net income (loss)	$181.9	$204.0
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	201.5	4.4
Other-than-temporary impairments	3.6	103.0
Pension and other post-employment benefit liability	(1.1)	(0.1)
Other comprehensive income (loss), before tax	204.0	107.3
Income tax benefit (expense) related to items of other comprehensive income (loss)	(59.4)	(29.7)
Other comprehensive income (loss), after tax	144.6	77.6
Comprehensive income (loss)	$326.5	$281.6

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
(Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011 - As previously filed	$2.8	$4,326.0	$304.5	$(1,175.0)	$3,458.3
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	64.8	(431.0)	(366.2)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	21.3	(21.3)	—
Balance at January 1, 2011 - As revised	$2.8	$4,326.0	$390.6	$(1,627.3)	$3,092.1
Comprehensive income (loss):
Net income (loss)	—	—	—	204.0	204.0
Other comprehensive income (loss), after tax	—	—	77.6	—	77.6
Total comprehensive income (loss)					281.6
Contribution of capital	—	201.0	—	—	201.0
Employee related benefits	—	0.5	—	—	0.5
Balance at June 30, 2011 - As revised	$2.8	$4,527.5	$468.2	$(1,423.3)	$3,575.2

Balance at January 1, 2012 - As revised	$2.8	$4,533.0	$747.5	$(1,307.0)	$3,976.3
Comprehensive income (loss):
Net income (loss)	—	—	—	181.9	181.9
Other comprehensive income (loss), after tax	—	—	144.6	—	144.6
Total comprehensive income (loss)					326.5
Dividends paid and distribution of capital	—	(340.0)	—	—	(340.0)
Employee related benefits	—	24.2	—	—	24.2
Balance at June 30, 2012	$2.8	$4,217.2	$892.1	$(1,125.1)	$3,987.0

The accompanying notes are an integral part of these consolidated financial statements.

ING Life Insurance and Annuity Company and Subsidiaries (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$552.6	$457.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,181.2	3,585.4
Equity securities, available-for-sale	1.2	14.6
Mortgage loans on real estate	233.0	132.6
Limited partnerships/corporations	119.5	48.2
Acquisition of:
Fixed maturities	(2,504.6)	(3,500.3)
Equity securities, available-for-sale	(0.7)	(4.4)
Mortgage loans on real estate	(569.6)	(480.3)
Limited partnerships/corporations	(17.5)	(24.3)
Derivatives, net	(16.5)	(26.0)
Policy loans, net	5.4	4.7
Short-term investments, net	(329.9)	(72.4)
Loan-Dutch State obligation, net	37.9	60.9
Collateral held, net	58.6	(4.6)
Sales (purchases) of fixed assets, net	(0.2)	(0.2)
Net cash provided by (used in) investing activities	(802.2)	(266.1)

Cash Flows from Financing Activities:
Deposits received for investment contracts	1,195.4	1,213.9
Maturities and withdrawals from investment contracts	(1,140.7)	(1,218.4)
Short-term loans to affiliates	—	(284.9)
Short-term repayments of repurchase agreements, net	648.0	135.8
Dividends to parent	(340.0)	—
Contribution of capital from parent	—	201.0
Net cash provided by (used in) financing activities	362.7	47.4
Net increase in cash and cash equivalents	113.1	238.9
Cash and cash equivalents, beginning of period	217.1	231.0
Cash and cash equivalents, end of period	$330.2	$469.9

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING Life Insurance and Annuity Company ("ILIAC") is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. (name changed from ING America Insurance Holdings, Inc. on June 14, 2012) is an indirect, wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management and insurance operations, including the Company.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses, and employer-sponsored groups in the health care, government, and education markets (collectively "not-for-profit" organizations) and corporate markets. The Company's products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents, and financial planners.

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

The Company has one operating segment.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Condensed Consolidated Financial Statements include the accounts of ILIAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services LLC ("DSL"). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2012, its results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three and six months ended June 30, 2012 and 2011, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC"), as adjusted for the retrospective

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

application of certain accounting standards noted below, which includes all disclosures required by U.S. GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company included in the 2011 Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products in order to align with the presentation of ING U.S., Inc. and affiliates. For the three months ended June 30, 2011, $7.9 was reclassified from Interest credited and other benefits to contract owners and $1.3 from Fee income resulting in a reduction of $6.6 to Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2011, $5.7 was reclassified from Interest credited and other benefits to contract owners and $2.6 from Fee income resulting in a reduction of $3.1 to Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income (loss).

Accounting Changes

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income ("AOCI") and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Condensed Consolidated Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2011, is a decrease to Retained earnings, with a corresponding increase to AOCI, of $21.3, net of tax. In addition, the impact of this change on the Company's Net income (loss) was an increase of $0.9 and $1.7 during the three and six months ended June 30, 2012, respectively. The impact of this change on the Company's Net income (loss) was an increase of $0.5 and $1.2 during the three and six months ended June 30, 2011, respectively. The impact of this change as of December 31, 2011, is an additional decrease to Retained earnings, with a corresponding increase to AOCI, of $7.2, net of tax.

Adoption of New Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, "Financial Services - Insurance (Accounting Standards CodificationTM ("ASC") Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts" ("ASU 2010-26"), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $431.0, net of income taxes of $232.1, as a reduction to January 1, 2011 Retained earnings (deficit). In addition, the Company recognized a $64.8 increase to AOCI.

Reconsideration of Effective Control for Repurchase Agreements
In April 2011, the FASB issued ASU 2011-03, "Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and (2) the collateral

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

maintenance implementation guidance related to that criterion.
The provisions of ASU 2011-03 were adopted by the Company on January 1, 2012. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows, as the conclusion is consistent with that previously applied by the Company.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which includes the following amendments:

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

ASU 2011-04 also requires additional disclosures, including use of a nonfinancial asset in a way that differs from its highest and best use, categorization by level for items in which fair value is required to be disclosed and further information regarding Level 3 fair value measurements.

The provisions of ASU 2011-04 were adopted by the Company on January 1, 2012. The disclosures required by ASU 2011-04 are included in the Financial Instruments note to these Condensed Consolidated Financial Statements. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which states that an entity has the option to present total comprehensive income and the components of net income and other comprehensive income either in a single, continuous statement of comprehensive income or in two separate, consecutive statements.

In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirements to present, on the face of the financial statements, the effects of reclassification out of AOCI on the components of net income and other comprehensive income.

The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 as of December 31, 2011 and applied the provisions retrospectively. The Condensed Consolidated Statement of Comprehensive Income, with corresponding revisions to the Condensed Consolidated Statements of Changes in Shareholder's Equity, is included in these Condensed Consolidated Financial Statements. In addition, the required disclosures are included in the Accumulated Other Comprehensive Income (Loss) note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2011-11 are effective, retrospectively, for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual reporting periods. The Company is currently in the process of determining the disclosure impact of adoption of the provisions of ASU 2011-11.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$903.8	$149.7	$—	$—	$1,053.5	$—
U.S. government agencies and authorities	378.9	24.5	—	—	403.4	—
State, municipalities and political subdivisions	77.2	13.3	—	—	90.5	—
U.S. corporate securities	8,692.1	922.1	23.9	—	9,590.3	—

Foreign securities(1):
Government	419.3	35.5	1.4	—	453.4	—
Other	4,308.2	388.5	21.6	—	4,675.1	—
Total foreign securities	4,727.5	424.0	23.0	—	5,128.5	—

Residential mortgage-backed securities:
Agency	1,513.8	202.9	4.6	37.9	1,750.0	0.6
Non-Agency	452.2	68.2	34.2	21.0	507.2	25.6
Total residential mortgage-backed securities	1,966.0	271.1	38.8	58.9	2,257.2	26.2

Commercial mortgage-backed securities	828.4	64.9	1.4	—	891.9	4.4
Other asset-backed securities	451.3	22.3	17.2	—	456.4	3.9
Total fixed maturities, including securities pledged	18,025.2	1,891.9	104.3	58.9	19,871.7	34.5
Less: securities pledged	342.2	13.5	2.1	—	353.6	—
Total fixed maturities	17,683.0	1,878.4	102.2	58.9	19,518.1	34.5
Equity securities	131.2	13.5	—	—	144.7	—
Total fixed maturities and equity securities	$17,814.2	$1,891.9	$102.2	$58.9	$19,662.8	$34.5
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$—	$—	$1,231.6	$—
U.S. government agencies and authorities	379.7	31.0	—	—	410.7	—
State, municipalities and political subdivisions	95.1	10.9	—	—	106.0	—
U.S. corporate securities	8,166.9	770.8	31.1	—	8,906.6	—

Foreign securities(1):
Government	308.5	39.8	3.1	—	345.2	—
Other	4,352.5	328.8	38.4	—	4,642.9	—
Total foreign securities	4,661.0	368.6	41.5	—	4,988.1	—

Residential mortgage-backed securities:
Agency	1,442.0	218.7	3.4	39.4	1,696.7	0.7
Non-Agency	513.4	66.7	49.5	19.8	550.4	28.8
Total residential mortgage-backed securities	1,955.4	285.4	52.9	59.2	2,247.1	29.5

Commercial mortgage-backed securities	866.1	51.0	5.8	—	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	—	438.8	4.2
Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	59.2	19,240.2	38.1
Less: securities pledged	572.5	22.4	1.2	—	593.7	—
Total fixed maturities	17,089.8	1,649.7	152.2	59.2	18,646.5	38.1
Equity securities	131.8	13.1	—	—	144.9	—
Total fixed maturities and equity securities	$17,221.6	$1,662.8	$152.2	$59.2	$18,791.4	$38.1
(1) Primarily U.S. dollar denominated.
(2) Represents OTTI reported as a component of Other comprehensive income.
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of total fixed maturities, including securities pledged, as of June 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$551.5	$579.7
After one year through five years	3,910.9	4,154.1
After five years through ten years	5,291.1	5,796.3
After ten years	5,026.0	5,736.1
Mortgage-backed securities	2,794.4	3,149.1
Other asset-backed securities	451.3	456.4
Fixed maturities, including securities pledged	$18,025.2	$19,871.7

The investment portfolio is monitored to maintain a diversified portfolio on an on-going basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2012 and December 31, 2011, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults.  The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2012 and December 31, 2011, approximately 43.7% and 41.1%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, such as interest only and principal only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued using the FVO with changes in fair value reported in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. As of June 30, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  As of June 30, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  The Company believes the counterparties to the dollar rolls, repurchase and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of June 30, 2012 and December 31, 2011, the fair value of loaned securities was $306.4 and $515.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. Collateral retained by the lending agent and invested in liquid assets on behalf of the Company is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of June 30, 2012 and December 31, 2011, liabilities to return collateral of $315.3 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $1.1 and $0.9 as of June 30, 2012 and December 31, 2011, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Condensed Consolidated Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $331.9 as of March 31, 2012 to a group of private equity funds that are or will be managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $38.7 in the second quarter of 2012 reported in Net investment income on the Condensed Consolidated Statements of Operations. The transaction is expected to close in two tranches with the first tranche closed on June 29, 2012 and the second tranche expected to close prior to December 31, 2012. As of June 30, 2012, the fair value of these alternative investments in the second tranche was reduced to $190.0, which represents the sales price of the remaining alternative investments involved in this transaction. No additional loss is anticipated on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Financial Instruments note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments note of these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged to creditors, by market sector and duration were as follows as of June 30, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. Treasuries	$209.1	$—	$—	$—	$—	$—	$209.1	$—
U.S. corporate, state and municipalities	418.0	10.4	108.7	5.1	46.5	8.4	573.2	23.9
Foreign	291.4	8.1	83.9	3.9	77.7	11.0	453.0	23.0
Residential mortgage-backed	49.1	2.6	25.3	0.7	210.2	35.5	284.6	38.8
Commercial mortgage-backed	41.5	0.4	—	—	30.5	1.0	72.0	1.4
Other asset-backed	5.1	0.1	5.3	0.1	49.6	17.0	60.0	17.2
Total	$1,014.2	$21.6	$223.2	$9.8	$414.5	$72.9	$1,651.9	$104.3

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.0% and 83.2% of the average book value as of June 30, 2012 and December 31, 2011, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows for June 30, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$1,052.0	$25.1	$21.0	$9.9	173	17
More than six months and twelve months or less below amortized cost	244.6	25.9	10.3	9.6	58	11
More than twelve months below amortized cost	298.5	110.1	15.4	38.1	109	42
Total	$1,595.1	$161.1	$46.7	$57.6	340	70

2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows for June 30, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$209.1	$—	$—	$—	3	—
U.S. corporate, state and municipalities	579.6	17.5	15.7	8.2	104	4
Foreign	449.1	26.9	14.1	8.9	70	6
Residential mortgage-backed	239.7	83.7	10.7	28.1	126	45
Commercial mortgage-backed	73.4	—	1.4	—	14	—
Other asset-backed	44.2	33.0	4.8	12.4	23	15
Total	$1,595.1	$161.1	$46.7	$57.6	340	70

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2012 and December 31, 2011, the Company held no fixed maturities with an unrealized capital loss in excess of $10.0.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-than-Temporary Impairments" section, which follows. After detailed impairment analysis was completed, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Evaluating Securities for Other-than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities and equity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company’s credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income, by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$0.3	1
Foreign(1)	0.4	2	0.2	2
Residential mortgage-backed	0.9	24	3.0	18
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.2	2	6.2	26
Total	$1.7	29	$17.8	50
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$3.9	2
Foreign(1)	0.8	3	3.3	11
Residential mortgage-backed	1.6	28	3.3	23
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.4	3	19.4	47
Total	$3.0	35	$38.0	86
(1) Primarily U.S. dollar denominated.

The above tables include $1.1 and $1.9 of write-downs related to credit impairments for the three and six months ended June 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.6 and $1.1 in write-downs for the three and six months ended June 30, 2012, respectively, are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above tables include $3.6 and $6.4 of write-downs related to credit impairments for the three and six months ended June 30, 2011, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $14.2 and $31.6 in write-downs for the three and six months ended June 30, 2011, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$0.3	1
Foreign(1)	0.4	2	0.2	2
Residential mortgage-backed	—	—	—	—
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	—	—	5.6	24
Total	$0.6	3	$14.2	30
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$3.9	2
Foreign(1)	0.8	3	1.2	8
Residential mortgage-backed	—	—	0.1	1
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.1	1	18.3	45
Total	$1.1	5	$31.6	59
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

The fair value of fixed maturities with OTTI as of June 30, 2012 and 2011 was $1.7 billion and $1.8 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Balance at April 1	$19.5	$52.3
Additional credit impairments:
On securities not previously impaired	1.1	0.1
On securities previously impaired	—	3.3
Reductions:
Securities intent impairments	—	(4.4)
Securities sold, matured, prepaid or paid down	(0.6)	(14.1)
Balance at June 30	$20.0	$37.2

	Six Months Ended June 30,
	2012	2011
Balance at January 1	$19.4	$59.2
Additional credit impairments:
On securities not previously impaired	1.2	0.3
On securities previously impaired	0.6	3.4
Reductions:
Securities intent impairments	—	(7.7)
Securities sold, matured, prepaid or paid down	(1.2)	(18.0)
Balance at June 30	$20.0	$37.2

Net Investment Income

The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated. This asset group consists primarily of private equities, hedge funds and certain VIEs. The Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months, where the contractual right exists to receive such financial information on a timely basis. The Company's equity in earnings from limited partnership interests accounted for under the equity method is recorded in Net investment income.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize Net investment income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Fixed maturities	$303.7	$316.0
Equity securities, available-for-sale	3.0	4.8
Mortgage loans on real estate	37.5	29.1
Policy loans	3.3	3.3
Short-term investments and cash equivalents	0.3	0.4
Other	(24.2)	37.8
Gross investment income	323.6	391.4
Less: investment expenses	(11.7)	(10.7)
Net investment income	$311.9	$380.7

	Six Months Ended June 30,
	2012	2011
Fixed maturities	$608.0	$612.6
Equity securities, available-for-sale	4.1	8.5
Mortgage loans on real estate	71.1	55.6
Policy loans	6.6	6.5
Short-term investments and cash equivalents	0.5	0.7
Other	(3.4)	61.3
Gross investment income	686.9	745.2
Less: investment expenses	(23.0)	(21.5)
Net investment income	$663.9	$723.7

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated primarily from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$17.8	$40.8
Fixed maturities, at fair value using the fair value option	(3.4)	(0.3)
Equity securities, available-for-sale	—	1.2
Derivatives	39.3	(30.7)
Embedded derivatives - fixed maturities	4.6	5.7
Embedded derivatives - product guarantees	(59.5)	(6.6)
Other investments	—	5.8
Net realized capital gains (losses)	$(1.2)	$15.9

After-tax net realized capital gains (losses)	$(6.8)	$20.9

	Six Months Ended June 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$57.3	$72.2
Fixed maturities, at fair value using the fair value option	(46.3)	(3.7)
Equity securities, available-for-sale	—	2.8
Derivatives	26.2	(39.9)
Embedded derivatives - fixed maturities	(0.2)	(1.6)
Embedded derivatives - product guarantees	89.5	(3.1)
Other investments	(0.4)	8.8
Net realized capital gains (losses)	$126.1	$35.5

After-tax net realized capital gains (losses)	$72.0	$10.2

Proceeds from the sale of fixed maturities and equity securities and the related gross realized gains and losses were as follows for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Proceeds on sales	$1,803.3	$3,149.3
Gross gains	67.9	125.0
Gross losses	7.3	15.7

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Financial Instruments

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including the Company's nonperformance risk. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,000.2	$53.3	$—	$1,053.5
U.S. government agencies and authorities	—	403.4	—	403.4
U.S. corporate, state and municipalities	—	9,529.2	151.6	9,680.8
Foreign	—	5,109.1	19.4	5,128.5
Residential mortgage-backed securities	—	2,251.2	6.0	2,257.2
Commercial mortgage-backed securities	—	891.9	—	891.9
Other asset-backed securities	—	426.3	30.1	456.4
Equity securities, available-for-sale	126.2	—	18.5	144.7
Derivatives:
Interest rate contracts	3.1	525.0	—	528.1
Foreign exchange contracts	—	2.7	—	2.7
Equity contracts	0.4	—	—	0.4
Credit contracts	—	1.1	—	1.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreement	1,192.0	0.2	—	1,192.2
Assets held in separate accounts	44,318.2	4,978.8	8.7	49,305.7
Total	$46,640.1	$24,172.2	$234.3	$71,046.6

Liabilities:
Product guarantees	$—	$—	$133.0	$133.0
Fixed indexed annuities	—	—	17.6	17.6
Derivatives:
Interest rate contracts	—	337.7	—	337.7
Foreign exchange contracts	—	23.6	—	23.6
Equity contracts	—	1.7	—	1.7
Credit contracts	—	—	—	—
Total	$—	$363.0	$150.6	$513.6

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2011
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$—	$1,231.6
U.S. government agencies and authorities	—	410.7	—	410.7
U.S. corporate, state and municipalities	—	8,883.5	129.1	9,012.6
Foreign	—	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	—	2,206.1	41.0	2,247.1
Commercial mortgage-backed securities	—	911.3	—	911.3
Other asset-backed securities	—	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	—	19.0	144.9
Derivatives:
Interest rate contracts	5.7	437.6	—	443.3
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreement	953.9	4.8	—	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$—	$—	$221.0	$221.0
Fixed indexed annuities	—	—	16.3	16.3
Derivatives:
Interest rate contracts	—	306.4	—	306.4
Foreign exchange contracts	—	32.4	—	32.4
Credit contracts	—	8.6	12.7	21.3
Total	$—	$347.4	$250.0	$597.4
Transfers in and out of Level 1 and 2

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012 and 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The Company reviews the assumptions and inputs used by third party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from the third party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations obtained from brokers and third party commercial pricing services are non-binding. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the six months ended June 30, 2012 and the year ended December 31, 2011.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data and are classified as Level 2 assets.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS and all RMBS, including certain CMO and subprime RMBS assets.

Generally, the Company does not obtain more than one vendor price from pricing services per instrument. The Company uses a hierarchy process in which prices are obtained from a primary vendor and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited.  Securities priced using independent broker quotes are classified as Level 3.

Broker quotes and prices obtained from pricing services are reviewed and validated monthly through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. As of June 30, 2012, $125.8 and $15.3 billion of a total of $19.9 billion in fixed maturities were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained.  After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents "exit price" for the instrument.

Fair values of privately placed bonds are primarily determined using a matrix-based pricing model and are classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

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

Cash and cash equivalents, Short-term investments and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets' fair value. The fair values for cash equivalents and most short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, Standard & Poor’s 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. For June 30, 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

The Company has entered into a number of options as hedges on its Fixed indexed annuities ("FIA") liabilities. The maximum exposure is the current value of the option. The payoff of these contracts depends on market conditions during the lifetime of the option. The fair value measurement of options is highly sensitive to implied equity and interest rate volatility and the market reflects a considerable variance in broker quotes. The Company uses a third-party vendor to determine the market value of these options.

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

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer ("CRO"), including an independent annual review by the U.S. CRO. Models used to value the embedded derivatives must comply with the Company's actuarial model and governance policies.

Quarterly, an attribution analysis is performed to quantify changes in fair value measurements and a sensitivity analysis is used to analyze the changes. The changes in fair value measurements are also compared to corresponding movements in the hedge target to assess the validity of the attributions. The results of the attribution analysis are reviewed by the valuation actuaries, responsible CFOs, Controllers and CROs, the Company's appointed actuary and/or others as nominated by management.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012
	Fair Value as of April 1	Total realized/unrealized gains (losses) included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of June 30	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$146.6	$—		$(4.0)	$6.8	$—	$—	$(15.1)	$27.9	$(10.6)	$151.6	$—
Foreign	19.7	—		(0.3)	—	—	—	—	—	—	19.4	—
Residential mortgage-backed securities	11.0	1.1		1.6	—	—	(6.0)	—	—	(1.7)	6.0	(0.1)
Other asset-backed securities	28.7	0.2		(0.5)	—	—	—	(0.5)	2.2	—	30.1	0.2
Total fixed maturities, including securities pledged	206.0	1.3		(3.2)	6.8	—	(6.0)	(15.6)	30.1	(12.3)	207.1	0.1

Equity securities, available-for-sale	18.5	—		—	—	—	—	—	—	—	18.5	—
Derivatives, net	—	—		—	—	—	—	—	—	—	—	—
Product guarantees	(72.0)	(59.8)	(1)	—	(1.2)	—	—	—	—	—	(133.0)	—
Fixed Indexed Annuities	(17.9)	0.3	(1)	—	—	—	—	—	—	—	(17.6)	—
Separate Accounts (4)	23.1	—		—	—	—	(14.4)	—	—	—	8.7	0.2
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3)  For financial instruments still held as of June 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(4)  The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of June 30	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$(0.2)		$(3.2)	$7.2	$—	$—	$(6.0)	$28.3	$(3.6)	$151.6	$(0.2)
Foreign	51.1	0.9		(1.2)	—	—	(5.7)	—	—	(25.7)	19.4	—
Residential mortgage-backed securities	41.0	0.8		1.8	—	—	(6.0)	—	—	(31.6)	6.0	(0.4)
Other asset-backed securities	27.7	0.4		0.5	—	—	—	(1.1)	2.6	—	30.1	0.4
Total fixed maturities, including securities pledged	248.9	1.9		(2.1)	7.2	—	(11.7)	(7.1)	30.9	(60.9)	207.1	(0.2)

Equity securities, available-for-sale	19.0	—		(0.1)	0.7	—	(1.1)	—	—	—	18.5	—
Derivatives, net	(12.7)	(1.7)		—	—	—	—	14.4	—	—	—	—
Product guarantees	(221.0)	90.8	(1)	—	(2.8)	—	—	—	—	—	(133.0)	—
Fixed Indexed Annuities	(16.3)	(1.3)	(1)	—	—	—	—	—	—	—	(17.6)	—
Separate Accounts(4)	16.1	0.3		—	1.1	—	(9.0)	—	0.2	—	8.7	0.6
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011 (As revised)
	Fair Value as of April 1	Total realized/unrealized gains (losses) included in:			Purchases and issuances	Sales and Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of June 30	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$13.9	$(0.1)		$4.5	$—	$(11.6)	$126.8	$—	$133.5	$—
Foreign	7.6	—		(0.2)	2.2	—	22.3	(7.0)	24.9	—
Residential mortgage-backed securities	119.9	(0.2)		(0.4)	—	(0.3)	—	(106.7)	12.3	(0.2)
Other asset-backed securities	52.0	0.1		(0.3)	—	(1.0)	—	(1.7)	49.1	0.2
Total fixed maturities, including securities pledged	193.4	(0.2)		3.6	2.2	(12.9)	149.1	(115.4)	219.8	—

Equity securities, available-for-sale	29.8	0.1		0.1	1.7	(1.3)	—	(8.7)	21.7	—
Derivatives, net	(11.4)	1.7		—	—	—	—	—	(9.7)	1.7
Product guarantees	2.0	(3.2)	(1)	—	(1.3)	—	—	—	(2.5)	—
Fixed Indexed Annuities	(8.4)	(3.4)	(1)	—	—	—	—	—	(11.8)	—
Separate Accounts (4)	20.1	0.4		—	0.1	(2.0)	—	(5.1)	13.5	0.6
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2011 (As revised)
	Fair Value as of January 1	Total realized/unrealized gains (losses) included in:			Purchases and issuances	Sales and Settlements	Transfers in to Level 3 (2)	Transfers out of Level 3 (2)	Fair Value as of June 30	Change in unrealized gains (losses) included in earnings (3)
		Net income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$—		$3.2	$13.9	$(15.5)	$120.7	$—	$133.5	$0.1
Foreign	11.4	0.9		(1.0)	2.3	(5.2)	22.3	(5.8)	24.9	—
Residential mortgage-backed securities	254.7	(0.7)		—	3.0	(0.8)	—	(243.9)	12.3	(1.7)
Other asset-backed securities	247.7	(1.7)		3.7	—	(1.4)	1.5	(200.7)	49.1	(3.5)
Total fixed maturities, including securities pledged	525.0	(1.5)		5.9	19.2	(22.9)	144.5	(450.4)	219.8	(5.1)

Equity securities, available-for-sale	27.7	0.2		0.1	4.0	(1.3)	—	(9.0)	21.7	—
Derivatives, net	(13.6)	4.0		—	—	(0.1)	—	—	(9.7)	3.9
Product guarantees	(3.0)	3.1	(1)	—	(2.6)	—	—	—	(2.5)	—
Fixed Indexed Annuities	(5.6)	(6.2)	(1)	—	—	—	—	—	(11.8)	—
Separate Accounts (4)	22.3	0.5		—	0.1	(2.7)	—	(6.7)	13.5	0.7
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 for the three and six months ended June 30, 2011 in fixed maturities, including securities pledged, were primarily due to the Company's determination that the market for subprime RMBS securities had become active in the first quarter 2011 and to an increased utilization of vendor valuations for certain CMO assets, as opposed to the previous use of broker quotes in the second quarter of 2011. While the valuation methodology for subprime RMBS securities has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The remaining transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts during the three and six months ended June 30, 2012 and 2011 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its Annuity product guarantees is presented in the following sections and table.

The Company's Level 3 fair value measurements of its fixed maturities, equity securities available-for-sale, and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and lapses. Such inputs are monitored quarterly.

The significant unobservable inputs used in the fair value measurement of the Stabilizer embedded derivatives and MCG derivative containing guaranteed credit rates are interest rate implied volatility, lapses, nonperformance risk and policyholder deposits. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the swap rates for the Stabilizer and MCG contracts. Where no implied volatility is readily available in the market, an alternative approach is applied based only on historical volatility.

Nonperformance Risk: The valuation actuaries obtain the CDS spreads of ING Insurance with similar term to maturity and priority of payment from an external source for use in the estimate of the fair value embedded derivatives.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements for product guarantees as of June 30, 2012:

Range(1)
Unobservable Input	FIA	Stabilizer / MCG
Interest rate implied volatility	-	0% to 4%
Nonperformance risk	0.25% to 3.50%	0.25% to 3.50%
Actuarial Assumptions:
Lapses	0% to 10%	0% to 55%
Policyholder deposits(2)	-	0% to 15%
(1)The range of reasonable assumptions that management has used in its fair value calculations.
(2) Measured as a percentage of assets under management or assets under administration.

Sensitivity Analysis
Generally, the following will cause an increase (decrease) in the FIA embedded derivative fair value liability:

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG:

•	An increase (decrease) in interest rate volatility

•	A decrease (increase) in the nonperformance risk

•	An increase (decrease) in lapses

•	A decrease (increase) in policyholder deposits

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows as of June 30, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, available-for-sale, including securities pledged	$19,283.9	$19,283.9	$18,728.3	$18,728.3
Fixed maturities, at fair value using the fair value option	587.8	587.8	511.9	511.9
Equity securities, available-for-sale	144.7	144.7	144.9	144.9
Mortgage loans on real estate	2,709.8	2,796.3	2,373.5	2,423.1
Loan-Dutch State obligation	379.1	382.6	417.0	421.9
Policy loans	240.5	240.5	245.9	245.9
Limited partnerships/corporations	380.7	380.7	510.6	510.6
Cash and cash equivalents, Short-term investments and Short-term investments under securities loan agreement	1,192.2	1,192.2	958.7	958.7
Derivatives	532.3	532.3	446.6	446.6
Notes receivable from affiliates	175.0	172.6	175.0	165.2
Assets held in separate accounts	49,305.7	49,305.7	45,295.2	45,295.2
Liabilities:
Investment contract liabilities:
With a fixed maturity	1,117.6	1,297.4	1,222.4	1,369.1
Without a fixed maturity	18,907.0	24,420.6	18,410.4	21,739.8
Product guarantees	133.0	133.0	221.0	221.0
Fixed Indexed Annuities	17.6	17.6	16.3	16.3
Derivatives	363.0	363.0	360.0	360.0

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

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets and therefore not categorized in the fair value hierarchy:

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

Investment contract liabilities:

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities relevant to both the contract holder and to the Company, taking into account assumptions about policyholder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Notes receivable from affiliates: Estimated fair value of the Company’s notes receivable from affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate and classified as Level 2.

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized capital gains (losses). In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are summarized as follows as of June 30, 2012 and December 31, 2011.

	2012	2011
Total commercial mortgage loans	$2,711.5	$2,374.8
Collective valuation allowance	(1.7)	(1.3)
Total net commercial mortgage loans	$2,709.8	$2,373.5

As of June 30, 2012, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

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

The changes in the collective valuation allowance were as follows for the six months ended June 30, 2012 and the year ended December 31, 2011.

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to / (release of) allowance for losses	0.4	—
Collective valuation allowance for losses, end of period	$1.7	$1.3

The commercial mortgage loan portfolio is the recorded investment, prior to collective valuation allowances, by the indicated loan-to-value ratio and debt service coverage ratio, as reflected in the following tables as of June 30, 2012 and December 31, 2011.

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$536.2	$552.4
50% - 60%	781.2	771.5
60% - 70%	1,255.4	908.2
70% - 80%	122.0	125.2
80% - 90%	16.7	17.5
Total commercial mortgage loans	$2,711.5	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,956.6	$1,600.1
1.25x - 1.5x	397.5	408.1
1.0x - 1.25x	280.9	286.7
Less than 1.0x	76.5	79.9
Mortgages secured by loans on land or construction loans	—	—
Total commercial mortgage loans	$2,711.5	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

Substantially all of the commercial mortgages are classified as performing. The Company defines delinquent commercial mortgage loans consistent with industry practice as 60 days past due. As of June 30, 2012 and December 31, 2011, all mortgage loans in the Company’s portfolio were current with respect to principal and interest.  The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances (prior to any charge-off) of impaired commercial mortgage loans were as follows as of June 30, 2012 and December 31, 2011.

	2012	2011
	Carrying Value	Carrying Value
Impaired loans without valuation allowances	$5.7	$5.8

Unpaid principal balance of impaired loans	$7.2	$7.3

The following is information regarding impaired loans, restructured loans, loans 90 days or more past due and loans in the process of foreclosure for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Impaired loans, average investment during the period	$5.8	$9.4
Interest income recognized on impaired loans, on an accrual basis	0.1	0.2
Interest income recognized on impaired loans, on a cash basis	0.1	0.2

	Six Months Ended June 30,
	2012	2011
Impaired loans, average investment during the period	$5.8	$9.4
Interest income recognized on impaired loans, on an accrual basis	0.2	0.3
Interest income recognized on impaired loans, on a cash basis	0.2	0.3

For the three and six months ended June 30, 2012 and 2011, there were no Restructured loans, Interest income recognized on restructured loans, Loans 90 days or more past due, interest no longer accruing, at amortized cost, Loans in foreclosure, at amortized cost and Unpaid principal balance of loans 90 days or more past due, interest no longer accruing.

 Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three and six months ended June 30, 2012, the Company had no mortgage loans or private placement modified in a troubled debt restructuring with a subsequent payment default.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Derivative Financial Instruments

The Company enters into the following derivatives:

Interest rate caps: The Company uses interest rate cap contracts to hedge the interest rate exposure arising from duration mismatches between assets and liabilities. Interest rate caps are also used to hedge interest rate exposure if rates rise above a specified level. Such increases in rates will require the Company to incur additional expenses. The future payout from the interest rate caps fund this increased exposure. The Company pays an upfront premium to purchase these caps. The company utilizes these contracts in non-qualifying hedging relationships.

Interest rate swaps: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

Foreign exchange swaps: The Company uses foreign exchange or currency swaps to reduce the risk of change in the value, yield or cash flows associated with certain foreign denominated invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows against U.S. dollar cash flows at regular periods, typically quarterly or semi-annually. The Company utilizes these contracts in non-qualifying hedging relationships.

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced ("TBA") securities as an economic hedge against rate movements. Forward contracts are utilized in non-qualifying hedging relationships.

Futures: The Company uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

Swaptions: A swaption is an option to enter into a swap with a forward starting effective date. The Company uses swaptions to hedge the interest rate exposure associated with the minimum crediting rate and book value guarantees embedded in the retirement products that the Company offers. Increases in interest rates will generate losses on assets that are backing such liabilities. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium when it purchases the swaption. The Company utilizes these contracts in non-qualifying hedging relationships.

Managed Custody Guarantees: The Company issued certain credited rate guarantees on externally managed variable bond funds that represent stand alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

Embedded derivatives: The Company invested in certain fixed maturity instruments and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Consolidated Balance Sheets, and changes in fair value are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of June 30, 2012 and December 31, 2011.

	2012			2011
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts	$1,000.0	$214.0	$—	$1,000.0	$173.9	$—
Derivatives: Non-Qualifying for hedge accounting
Interest rate contracts	15,364.5	314.1	337.7	17,555.1	269.4	306.4
Foreign exchange contracts	213.4	2.7	23.6	213.4	0.7	32.4
Equity contracts	13.9	0.4	—	—	—	—
Credit contracts	362.7	1.1	1.7	548.4	2.6	21.3
Managed custody guarantees	N/A	—	—	N/A	—	1.0
Embedded derivatives:
Within fixed maturity investments	N/A	58.9	—	N/A	59.2	—
Within annuity products	N/A	—	150.6	N/A	—	236.3
Total		$591.2	$513.6		$505.8	$597.4
N/A - Not Applicable

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—
Fair value hedges:
Interest rate contracts	—	—	—	—
Derivatives: Non-Qualifying for hedge accounting
Interest rate contracts	28.9	(23.3)	6.0	(29.4)
Foreign exchange contracts	12.5	(8.7)	12.9	(16.9)
Equity contracts	(0.5)	0.1	1.1	0.4
Credit contracts	(1.6)	1.2	6.2	6.0
Managed custody guarantees	—	0.5	1.1	0.5
Embedded derivatives:
Within fixed maturity investments	4.6	5.7	(0.2)	(1.6)
Within annuity products	(59.5)	(7.1)	88.4	(3.6)
Total	$(15.6)	$(31.6)	$115.5	$(44.6)
(1)  Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. ("ISDA") agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex ("CSA") to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract. As of June 30, 2012, the fair value of credit default swaps of $1.1 and $1.7 was included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2011, the fair value of credit default swaps of $2.6 and $21.3 was included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, the maximum potential future exposure to the Company on the sale of credit protection under credit default swaps was $339.0 and $518.3, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Deferred Policy Acquisition Costs ("DAC") and Value of Business Acquired ("VOBA")

Activity within DAC was as follows for the six months ended June 30, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$335.0	$452.3
Deferrals of commissions and expenses	36.7	38.7
Amortization:
Amortization	(42.6)	(44.7)
Interest accrued at 4% to 7%	15.4	16.2
Net amortization included in Condensed Consolidated Statements of Operations	(27.2)	(28.5)
Change in unrealized capital gains/losses on available-for-sale securities	(29.0)	(29.6)
Balance at June 30	$315.5	$432.9

Activity within VOBA was as follows for the six months ended June 30, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$593.7	$719.6
Deferrals of commissions and expenses	4.0	4.0
Amortization:
Amortization	(111.2)	(89.7)
Interest accrued at 5% to 8%	33.4	35.9
Net amortization included in Condensed Consolidated Statements of Operations	(77.8)	(53.8)
Change in unrealized capital gains/losses on available-for-sale securities	(43.9)	(19.3)
Balance at June 30	$476.0	$650.5

5.     Capital Contributions and Dividends

During the six months ended June 30, 2012, ILIAC did not receive any capital contributions from its Parent. During the six months ended June 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

During the six months ended June 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent. During the six months ended June 30, 2011, ILIAC did not pay a dividend or return of capital distribution on its common stock to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2012 and 2011 were 35.1% and 27.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2012 and 2011 were 34.2% and 38.4%, respectively. The effective tax rates differ from the statutory rate due to the following items:

	Three Months Ended June 30,
	2012	2011
		(As revised)
Statutory rate	35.0%	35.0%
Dividends received deduction	(10.3)%	(1.8)%
Valuation allowance	10.2%	(6.6)%
IRS audit adjustment	—%	—%
Other	0.2%	0.4%
Effective rate for three months ended June 30	35.1%	27.0%

	Six Months Ended June 30,
	2012	2011
		(As revised)
Statutory rate	35.0%	35.0%
Dividends received deduction	(4.4)%	(1.8)%
Valuation allowance	3.6%	3.9%
IRS audit adjustment	(0.1)%	1.1%
Other	0.1%	0.2%
Effective rate for six months ended June 30	34.2%	38.4%

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2012 and December 31, 2011, the Company had a tax valuation allowance of $63.0 and $53.0, respectively, that was allocated to Net income (loss), and $(62.0) and $(52.0), respectively, that was allocated to Other comprehensive income. As of June 30, 2012 and December 31, 2011, the Company had a full valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

Tax Regulatory Matters

In the first quarter of 2012, the Internal Revenue Service ("IRS") completed its examination of the Company's income tax returns through tax year 2010. The 2010 settlement did not have a material impact on the Company's financial position.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program for tax years 2011 and 2012.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING U.S., Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which became effective in June 2001 and based upon its renewal on April 1, 2011 expires on April 1, 2016, either party can borrow from the other up to 3% of the Company’s statutory admitted assets as of the preceding December 31.  Interest on any Company borrowing is charged at the rate of ING U.S., Inc.'s cost of funds for the interest period, plus 0.15%.  Interest on any ING U.S., Inc. borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company did not incur any interest expense for the three and six months ended June 30, 2012 and 2011.  The Company earned interest income of $0.1 and $0.5 for the three and six months ended June 30, 2012, respectively. The Company earned interest income of $0.3 and $0.5 for the three and six months ended June 30, 2011, respectively.  Interest expense and income are included in Interest expense and Net investment income, respectively, on the Condensed Consolidated Statements of Operations.  As of June 30, 2012 , the Company did not have any outstanding receivable. As of December 31, 2011, the Company had an outstanding receivable of $648.0 from ING U.S., Inc. under the reciprocal loan agreement.

During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. The Company and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

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

As of June 30, 2012 and December 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $235.2 and $536.4, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2012 and December 31, 2011, the Company held $168.6 and $110.0 of cash collateral, respectively, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2012 and December 31, 2011, the Company delivered collateral of $47.2 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirement and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim oftentimes bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts. Due to the uncertainties of litigation, the outcome of a litigation matter and the amount or range of potential loss is difficult to forecast and a determination of potential losses requires significant management judgment.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where management, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation, for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2012, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $45.0.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. It is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates our accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan  v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), which has been filed by the administrator of a 401(k) ERISA Plan who claims that the Company has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of the Employee Retirement Income Act ("ERISA"). Among other things, Claimant seeks declaratory relief and the disgorgement of all revenue sharing payments and profits earned in connection with such payments, as well as attorney's fees. On January 26, 2012, Plaintiff filed a motion requesting to be allowed to represent a class of similarly situated ERISA Plans. The Company denies Claimant's allegations and is vigorously defending this litigation.

Currently, regulatory matters include an examination of the Company's policy for addressing and correcting an error that is made when processing the trade instructions of an ERISA plan or one of its participants. Under that policy, the subsidiary absorbs any loss and retains any gain that results from such an error correction. Some of the investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws and disgorgement of retained gains. They may also result in

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property or the correction of processing errors and other financial liability.

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of June 30, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities, net of OTTI	$1,787.6	$1,035.2
Equity securities, available-for-sale	13.5	23.1
Derivatives	213.6	30.4
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(676.6)	(383.1)
Premium deficiency reserve adjustment	(96.0)	(66.2)
Unrealized capital gains (losses), before tax	1,242.1	639.4
Deferred income tax asset (liability)	(362.0)	(178.8)
Unrealized capital gains (losses), after tax	880.1	460.6
Pension and other post-employment benefits liability, net of tax	12.0	7.6
AOCI	$892.1	$468.2

Changes in AOCI, net of DAC, VOBA and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities	$265.4	$(1.6)
Equity securities, available-for-sale	0.4	2.1
Derivatives	39.9	29.9
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(73.0)	(20.8)
Premium deficiency reserve adjustment	(31.2)	(5.2)
Change in unrealized gains/losses on securities, before tax	201.5	4.4
Deferred income tax asset/liability	(58.5)	6.4
Change in unrealized gains/losses on securities, after tax	143.0	10.8

Change in OTTI, before tax	3.6	103.0
Deferred income tax asset/liability	(1.3)	(36.1)
Change in OTTI, after tax	2.3	66.9

Pension and other post-employment benefit liability, before tax	(1.1)	(0.1)
Deferred income tax asset/liability	0.4	—
Pension and other post-employment benefit liability, after tax	(0.7)	(0.1)

Net change in AOCI, after tax	$144.6	$77.6

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

 Changes in unrealized capital gains/losses on securities, including securities pledged and noncredit impairments, as recognized in AOCI, reported net of DAC, VOBA and income taxes, were as follows for the six months ended June 30, 2012 and 2011.

	2012	2011
		(As revised)
Net unrealized capital gains/losses arising during the period(1)	$172.2	$122.6
Less: reclassification adjustment for gains (losses) and other items included in Net income (loss)(2)	36.9	50.3
Change in deferred tax valuation allowance	10.0	5.4
Net change in unrealized capital gains/losses on securities	$145.3	$77.7
(1) Pretax net unrealized capital gains/losses arising during the period were $260.9 and $182.1 for the six months ended June 30, 2012 and 2011, respectively.
(2) Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $55.8 and $74.7 for the six months ended June 30, 2012 and 2011, respectively.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company ("ILIAC") and its wholly owned subsidiaries (collectively, "we" or "our") for each of the three and six months ended June 30, 2012 and 2011 and financial condition as of June 30, 2012 and December 31, 2011. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the "Management’s Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2011 Annual Report on Form 10-K.

Forward-Looking Information/Risk Factors

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, us, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe," or words of similar import, generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields, or the earnings and profitability of our activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

1.
While the global economy continues to recover from the financial crisis and subsequent recession, risks remain for the United States and other world economies. The uncertainty concerning current global market conditions and the impact it has on the U.S. economy, has affected and may continue to affect our results of operations.

2.	The default of a major market participant could disrupt the markets.

3.
Adverse financial market conditions, changes in rating agency standards and practices and/or actions taken by ratings agencies may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

4.
Circumstances associated with implementation of ING Groep's recently announced global business strategy and the final restructuring plan submitted to the European Commission in connection with its review of ING Groep's receipt of state aid from the Dutch State could adversely affect our results of operations and financial condition.

5.
The amount of statutory capital that we hold and our risk-based capital ("RBC") ratio can vary significantly from time to time and is sensitive to a number of factors, many of which are outside of our control and influences our financial strength and credit ratings.

6.	We have experienced ratings downgrades and may experience additional future downgrades in our ratings, which may negatively affect profitability, financial condition and access to liquidity.

7.
The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition and liquidity.

8.
The valuation of many of our financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect results of operations and financial condition.

9.	The determination of the amount of impairments taken on our investments is subjective and could materially impact results of operations.

10.
We may be required to accelerate the amortization of deferred policy acquisition cost ("DAC"), deferred sales inducements ("DSI") and/or the valuation of business acquired ("VOBA"), any of which could adversely affect our results of operations or financial condition.

11.	Changes in underwriting and actual experience could materially affect profitability.

50

12.
We may be required to establish an additional valuation allowance against the deferred income tax assets if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

13.	Reinsurance subjects us to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance.

14.	The inability to manage market risk successfully through the usage of derivative instruments could adversely affect our business, operations, financial condition and liquidity.

15.	The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

16.	Changes in reserve estimates may reduce profitability.

17.	A loss of or significant change in key product distribution relationships could materially affect sales.

18.	Competition could negatively affect the ability to maintain or increase profitability.

19.
Changes in federal income tax law or interpretations of existing tax law could affect profitability and financial condition by making some products less attractive to contract owners and increasing our tax costs or tax costs of contract owners.

20.	We are considering amending a tax sharing agreement in a manner that could limit the availability of cash payments to which we would otherwise be entitled without such amendment.

21.	We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

22.	The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

23.	Litigation may adversely affect profitability and financial condition.

24.	Our businesses are heavily regulated and changes in regulation in the United States and regulatory investigations may reduce profitability.

25.	Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

26.	Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

27.
Failure of our operating or information systems or a compromise of security with respect to an operating or information system or portable electronic device or a failure to implement system modifications or a new accounting, actuarial or other operating system effectively could adversely affect our results of operations and financial condition or the effectiveness of internal controls over financial reporting.

28.	Requirements to post collateral or make payments due to declines in market value on assets posted as collateral may adversely affect liquidity.

29.	Defaults or delinquencies in the commercial mortgage loan portfolio may adversely affect our profitability.

30.	The occurrence of unidentified or unanticipated risks within our risk management programs could negatively affect our business or result in losses.

31.	The occurrence of natural or man-made disasters may adversely affect our results of operations and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II contained herein, as well as in other documents filed by us with the SEC.  Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and the District of Columbia.

ILIAC is a direct, wholly owned subsidiary of Lion, which is an indirect, wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in the Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, on November 10, 2010, ING announced that, in connection with the separation plan, it will prepare for a base case of an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management, and insurance operations, including us.

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments, and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization of DAC and VOBA, valuation of investments and derivatives, impairments, income taxes, and contingencies.

In developing these accounting estimates and policies, our management makes subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates and the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements in the 2011 Annual Report.

Results of Operations

Overview

Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457, as well as nonqualified deferred compensation plans.

On April 9, 2009, our ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING's U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products which we commenced selling during the first quarter of 2010.

We derive our revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on assets supporting fixed assets under management ("AUM"), mainly generated from annuity products with fixed investment options and (c) certain other fees. Our expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and value of business acquired ("VOBA"), (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.  In addition, we collect broker-dealer commissions through our subsidiaries, Directed Services LLC ("DSL") and ING Financial Advisers, LLC ("IFA"), which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The pace of economic growth in the U.S. remains subdued.  The U.S. economy grew 1.5% and industrial production rose approximately 4.0% on an annualized basis in the second quarter of 2012.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the mediocre increase in real disposable income.  Business fixed investment is increasing less rapidly, while the housing sector is still depressed and residential investment remains weak.  House prices, however, have started to stabilize in several metro areas. Real export growth has been disappointing.  The expansion of global industrial production and trade has been sluggish because of a slowing in growth and investors' concerns about global financial fragility. Employment growth did improve late last year and in the first quarter of this year, however the pace of employment growth slowed noticeably during the quarter ended June 30, 2012. Meanwhile, initial and continuing unemployment claims have been declining at an unimpressive pace. Overall inflation, as measured by Consumer Price Index and Personal Consumption Expenditures indices, has declined in 2012, primarily due to a fall in energy and commodity prices from previously elevated levels.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit and bank lending.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Board of Governors of the Federal Reserve System (the “Fed”) remains conditionally committed to keeping the federal funds target rate in the range of 0 to 25 basis points until late-2014. In June 2012 the Fed announced that it will continue its program to extend the average maturity of its holdings of securities through the end of the year. Specifically, the Fed intends to purchase Treasury securities with remaining maturities of 6 years to 30 years at the current pace and to sell or redeem an equal amount of Treasury securities with remaining maturities of approximately 3 years or less. This continuation of the maturity extension program is likely to exert downward pressure on longer-term interest rates. The Fed will also maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities into agency mortgage-backed securities.

Short-term LIBOR remains low by historic standards but has been gradually rising since mid 2011. However, U.S. Treasury rates have declined noticeably since the beginning of last year. Long-term U.S. Treasury rates decreased in the second quarter of 2012 as compared to the same period in 2011. The decline in U.S. Treasury rates is mainly due to the Fed's commitment to keep the federal funds target rate low until late 2014, low short-term rates, the Fed's policy to exert downward pressure on long-term rates, well-anchored inflationary expectations, weak growth in the U.S. and the rest of the world, and flight to safety arising out of private investors' concerns about public debt and deficits in several euro zone countries.

In spite of modest expansion in economic activity since the beginning of the year, risks to the U.S. economy continue to point to possible negative developments. These risks include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected near-term fiscal tightening, which would lower aggregate demand; financial and economic spillover from the euro zone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There could also be a drag on real GDP growth arising from a decrease in public expenditure and higher taxes next year. These economic conditions and risks are not unique to us, but present challenges to the entire insurance and financial services industry.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Our results of operations for the three months ended June 30, 2012 and changes therein, were primarily impacted by lower Net investment income and Net realized capital losses, and higher interest credited and other benefits to contract owners.

	Three Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
		(As revised)
Revenues:
Net investment income	$311.9	$380.7	$(68.8)	(18.1)%
Fee income	156.7	160.7	(4.0)	(2.5)%
Premiums	11.7	6.9	4.8	69.6%
Broker-dealer commission revenue	56.5	56.8	(0.3)	(0.5)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.6)	(18.5)	15.9	85.9%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.9)	(0.7)	(0.2)	(28.6)%
Net other-than-temporary impairments recognized in earnings	(1.7)	(17.8)	16.1	90.4%
Other net realized capital gains (losses)	0.5	33.7	(33.2)	(98.5)%
Total net realized capital gains (losses)	(1.2)	15.9	(17.1)	NM
Other income	2.3	2.6	(0.3)	(11.5)%
Total revenues	537.9	623.6	(85.7)	(13.7)%
Benefits and expenses:
Interest credited and other benefits to contract owners	193.0	184.1	8.9	4.8%
Operating expenses	177.2	173.2	4.0	2.3%
Broker-dealer commission expense	56.5	56.8	(0.3)	(0.5)%
Net amortization of deferred policy acquisition costs and value of business acquired	52.2	49.2	3.0	6.1%
Interest expense	0.5	0.6	(0.1)	(16.7)%
Total benefits and expenses	479.4	463.9	15.5	3.3%
Income (loss) before income taxes	58.5	159.7	(101.2)	(63.4)%
Income tax expense (benefits)	20.6	43.1	(22.5)	(52.2)%
Net income (loss)	$37.9	$116.6	$(78.7)	(67.5)%
NM - Not Meaningful

Revenues

Total revenues decreased for the three months ended June 30, 2012 primarily impacted by lower Net investment income and higher Net realized capital losses.

Net investment income decreased $68.8 from $380.7 to $311.9 due to the loss recorded on the sale of certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") and due to a decrease in investment income in the fixed maturities portfolio, partially offset by an increase in interest income in the commercial mortgage portfolio. The sale of certain alternative investments resulted in a net pretax loss of $38.7 in the second quarter of 2012 reported in Net investment income in the Condensed Consolidated Statements of Operations. The transaction is discussed in "Investments - Sale of Alternative Investments."

Net realized capital gains (losses) changed $17.1 from $15.9 to ($1.2) primarily due to unfavorable changes in fair value on embedded derivatives on product guarantees primarily related to a reduction in risk-free interest rates. Also contributing to the unfavorable change were losses within the fixed maturities portfolio due to lower trading gains on corporate securities during the three months ended June 30, 2012. Partially offsetting these losses were gains on interest rate contracts and foreign exchange contracts.

Benefits and Expenses

Total benefits and expenses increased $15.5 primarily due to Interest credited and other benefits to contract owners.

Income Taxes

Income tax expense decreased $22.5 from $43.1 to $20.6 primarily due to a decrease in income before taxes which is partially offset by an increase in the valuation allowance in the three months ended June 30, 2012 compared to a decrease in the valuation allowance in the three months ended June 30, 2011. The decrease in the tax expense is also partly due to an increase in the dividends received deduction.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Our results of operations for the six months ended June 30, 2012 and changes therein, were favorably impacted primarily by higher Net realized capital gains, more than offset by lower Net investment income, lower Other income, higher Interest credited and other benefits to contract owners, higher Operating expenses, and an increase in Net amortization of DAC and VOBA.

	Six Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
		(As revised)
Revenues:
Net investment income	$663.9	$723.7	$(59.8)	(8.3)%
Fee income	311.8	315.8	(4.0)	(1.3)%
Premiums	23.5	16.4	7.1	43.3%
Broker-dealer commission revenue	112.2	115.3	(3.1)	(2.7)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.0)	(40.3)	36.3	90.1%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.0)	(2.3)	1.3	56.5%
Net other-than-temporary impairments recognized in earnings	(3.0)	(38.0)	35.0	92.1%
Other net realized capital gains (losses)	129.1	73.5	55.6	75.6%
Total net realized capital gains (losses)	126.1	35.5	90.6	NM
Other income	2.8	12.9	(10.1)	(78.3)%
Total revenues	1,240.3	1,219.6	20.7	1.7%
Benefits and expenses:
Interest credited and other benefits to contract owners	387.7	359.3	28.4	7.9%
Operating expenses	357.6	330.3	27.3	8.3%
Broker-dealer commission expense	112.2	115.3	(3.1)	(2.7)%
Net amortization of deferred policy acquisition costs and value of business acquired	105.0	82.3	22.7	27.6%
Interest expense	1.1	1.3	(0.2)	(15.4)%
Total benefits and expenses	963.6	888.5	75.1	8.5%
Income (loss) before income taxes	276.7	331.1	(54.4)	(16.4)%
Income tax expense (benefits)	94.8	127.1	(32.3)	(25.4)%
Net income (loss)	$181.9	$204.0	$(22.1)	(10.8)%
NM - Not Meaningful

Revenues

Total revenues increased for the six months ended June 30, 2012 primarily reflecting higher Net realized capital gains partially offset by lower Net investment income and Other income.

Net realized capital gains (losses) increased $90.6 from $35.5 to $126.1 primarily due to higher gains on embedded derivatives on product guarantees due to a reduction in expected future guaranteed interest rates on certain stabilizer products. In addition, our derivatives portfolio generated a gain due to changes in fair value of interest rate contracts and foreign exchange contracts. The higher capital gains were partially offset by an unfavorable change in net realized gains/losses within Fixed maturities due to lower trading gains on corporate securities.

Net investment income decreased $59.8 from $723.7 to $663.9 primarily due to the loss recorded on the sale of certain alternative investments. The sale of certain alternative investments resulted in a net pretax loss of $38.7 in the second quarter of 2012 reported in Net investment loss in the Condensed Consolidated Statements of Operations. The decrease was partially offset by the increase in income in the commercial mortgage portfolio and increase in general account assets.

Other income decreased $10.1 from $12.9 to $2.8 due to a change in contracted amounts paid to/from retirement plan customers on certain retirement plan surrenders.

Benefits and Expenses

Total benefits and expenses increased for the six months ended June 30, 2012 primarily due to an increase in Interest credited and other benefits to contract owners, higher Operating expenses, and an increase in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners increased $28.4 from $359.3 to $387.7 due to an increase in general account liabilities. The volatility in the equity markets during the second half of 2011 resulted in participants transferring funds from variable investment options to fixed investment options which contributed to an increase in average general account assets and corresponding liabilities. The increase was partially offset by a decrease in average credited rates on general account liabilities compared to the prior period due to management actions taken in January and April 2012 to reflect the current interest rate environment.

Operating expenses increased $27.3 from $330.3 to $357.6 reflecting higher compensation related and other general expenses.

Net amortization of DAC and VOBA increased $22.7 from $82.3 to $105.0 primarily due to higher amortization and lower favorable unlocking due to adverse equity market performance in Q2 2012. Amortization related to our retirement products increased due to income resulting from a decrease in the fair value of embedded derivatives on product guarantees and lower favorable unlocking, partially offset by the effect of lower gross profits. Also, DAC/VOBA unlocking due to the revisions to estimated gross profit increased the Net amortization of DAC and VOBA.

Income Taxes

Income tax expense decreased $32.3 from $127.1 to $94.8 primarily due to a decrease in income before taxes and lower increase in the valuation allowance for the six months ended June 30, 2012 compared to the increase in the valuation allowance for the six months ended June 30, 2011. The decrease in the tax expense is also partly due to an increase in the dividends received deduction.

Financial Condition

Investments

Investment Strategy

Our investment strategy seeks to achieve sustainable risk adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks. Investments are managed by ING Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Portfolio Composition

The following table presents the investment portfolio as of June 30, 2012 and December 31, 2011.

	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, including securities pledged	$19,283.9	77.7%	$18,728.3	79.4%
Fixed maturities, at fair value using the fair value option	587.8	2.4%	511.9	2.1%
Equity securities, available-for-sale	144.7	0.6%	144.9	0.6%
Short-term investments	546.7	2.2%	216.8	0.9%
Mortgage loans on real estate	2,709.8	11.0%	2,373.5	10.1%
Loan-Dutch State obligation	379.1	1.5%	417.0	1.8%
Policy loans	240.5	1.0%	245.9	1.0%
Limited partnerships/corporations	380.7	1.5%	510.6	2.2%
Derivatives	532.3	2.1%	446.6	1.9%
Total investments	$24,805.5	100.0%	$23,595.5	100.0%

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2012.

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$903.8	$149.7	$—	$—	$1,053.5	$—
U.S. government agencies and authorities	378.9	24.5	—	—	403.4	—
State, municipalities and political subdivisions	77.2	13.3	—	—	90.5	—
U.S. corporate securities	8,692.1	922.1	23.9	—	9,590.3	—

Foreign securities(1):
Government	419.3	35.5	1.4	—	453.4	—
Other	4,308.2	388.5	21.6	—	4,675.1	—
Total foreign securities	4,727.5	424.0	23.0	—	5,128.5	—

Residential mortgage-backed securities:
Agency	1,513.8	202.9	4.6	37.9	1,750.0	0.6
Non-Agency	452.2	68.2	34.2	21.0	507.2	25.6
Total residential mortgage-backed securities	1,966.0	271.1	38.8	58.9	2,257.2	26.2

Commercial mortgage-backed securities	828.4	64.9	1.4	—	891.9	4.4
Other asset-backed securities	451.3	22.3	17.2	—	456.4	3.9
Total fixed maturities, including securities pledged	18,025.2	1,891.9	104.3	58.9	19,871.7	34.5
Less: securities pledged	342.2	13.5	2.1	—	353.6	—
Total fixed maturities	17,683.0	1,878.4	102.2	58.9	19,518.1	34.5
Equity securities	131.2	13.5	—	—	144.7	—
Total fixed maturities and equity securities	$17,814.2	$1,891.9	$102.2	$58.9	$19,662.8	$34.5
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

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2011 (As revised).

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(3)	Fair Value	OTTI(2)
Fixed maturities:
U.S. Treasuries	$1,096.6	$135.0	$—	$—	$1,231.6	$—
U.S. government agencies and authorities	379.7	31.0	—	—	410.7	—
State, municipalities and political subdivisions	95.1	10.9	—	—	106.0	—
U.S. corporate securities	8,166.9	770.8	31.1	—	8,906.6	—

Foreign securities(1):
Government	308.5	39.8	3.1	—	345.2	—
Other	4,352.5	328.8	38.4	—	4,642.9	—
Total foreign securities	4,661.0	368.6	41.5	—	4,988.1	—

Residential mortgage-backed securities:
Agency	1,442.0	218.7	3.4	39.4	1,696.7	0.7
Non-Agency	513.4	66.7	49.5	19.8	550.4	28.8
Total residential mortgage-backed securities	1,955.4	285.4	52.9	59.2	2,247.1	29.5

Commercial mortgage-backed securities	866.1	51.0	5.8	—	911.3	4.4
Other asset-backed securities	441.5	19.4	22.1	—	438.8	4.2
Total fixed maturities, including securities pledged	17,662.3	1,672.1	153.4	59.2	19,240.2	38.1
Less: securities pledged	572.5	22.4	1.2	—	593.7	—
Total fixed maturities	17,089.8	1,649.7	152.2	59.2	18,646.5	38.1
Equity securities	131.8	13.1	—	—	144.9	—
Total fixed maturities and equity securities	$17,221.6	$1,662.8	$152.2	$59.2	$18,791.4	$38.1
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

Fixed Maturities Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called "rating agency designations," except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade ("IG") by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade ("BIG") by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency Residential mortgage-backed securities ("RMBS"), including RMBS backed by subprime mortgage loans reported within other Asset-backed securities ("ABS") that became effective

December 31, 2009 and for Commercial mortgage-backed securities ("CMBS") that became effective December 31, 2010. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about our fixed maturity securities holdings, including securities pledged, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings Ltd. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used on a basis believed to be similar to that used by the rating agencies.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us. As of June 30, 2012 and December 31, 2011, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency rating received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged to creditors, were as follows as of June 30, 2012 and December 31, 2011.

	2012
NAIC Quality Designation	Fair Value	% of Total	Amortized Cost	% of Total
1	$10,023.4	50.4%	$9,032.9	50.0%
2	8,822.4	44.4%	8,038.1	44.6%
3	766.4	3.9%	739.8	4.1%
4	118.1	0.6%	117.6	0.7%
5	65.5	0.3%	46.4	0.3%
6	75.9	0.4%	50.4	0.3%
Total	$19,871.7	100.0%	$18,025.2	100.0%

	2011
NAIC Quality Designation	Fair Value	% of Total	Amortized Cost	% of Total
1	$9,718.2	50.5%	$8,835.6	50.1%
2	8,352.5	43.4%	7,722.6	43.7%
3	875.0	4.6%	850.4	4.8%
4	166.1	0.9%	170.1	1.0%
5	84.7	0.4%	77.3	0.4%
6	43.7	0.2%	6.3	0.0%
Total	$19,240.2	100.0%	$17,662.3	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged to creditors, were as follows as of June 30, 2012 and December 31, 2011.

	2012
ARO Quality Rating	Fair Value	% of Total	Amortized Cost	% of Total
AAA	$4,274.8	21.5%	$3,795.1	21.1%
AA	750.6	3.8%	677.5	3.8%
A	4,854.4	24.4%	4,420.3	24.5%
BBB	8,750.3	44.1%	7,974.3	44.2%
BB	737.6	3.7%	698.6	3.9%
B and below	504.0	2.5%	459.4	2.5%
Total	$19,871.7	100.0%	$18,025.2	100.0%

	2011
ARO Quality Rating	Fair Value	% of Total	Amortized Cost	% of Total
AAA	$4,459.7	23.2%	$3,972.4	22.5%
AA	899.0	4.7%	813.1	4.6%
A	4,273.2	22.2%	3,949.9	22.4%
BBB	8,244.6	42.9%	7,633.0	43.2%
BB	835.8	4.3%	803.5	4.5%
B and below	527.9	2.7%	490.4	2.8%
Total	$19,240.2	100.0%	$17,662.3	100.0%

As of June 30, 2012 and December 31, 2011, 93.8% and 93.0% of the fixed maturities were invested in securities rated BBB and above (Investment Grade ("IG")), respectively.

Fixed maturities rated BB and below (Below Investment Grade ("BIG")) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including securities pledged to creditors, were as follows as of June 30, 2012 and December 31, 2011.

	2012
	Fair Value	% of Total	Amortized Cost	% of Total
U.S. Treasuries	$1,053.5	5.3%	$903.8	5.0%
U.S. government agencies and authorities	403.4	2.0%	378.9	2.1%
U.S. corporate, state and municipalities	9,680.8	48.7%	8,769.3	48.7%
Foreign	5,128.5	25.8%	4,727.5	26.2%
Residential mortgage-backed	2,257.2	11.4%	1,966.0	10.9%
Commercial mortgage-backed	891.9	4.5%	828.4	4.6%
Other asset-backed	456.4	2.3%	451.3	2.5%
Total	$19,871.7	100.0%	$18,025.2	100.0%

61

	2011
	Fair Value	% of Total	Amortized Cost	% of Total
U.S. Treasuries	$1,231.6	6.4%	$1,096.6	6.2%
U.S. government agencies and authorities	410.7	2.1%	379.7	2.1%
U.S. corporate, state and municipalities	9,012.6	46.8%	8,262.0	46.8%
Foreign	4,988.1	26.0%	4,661.0	26.4%
Residential mortgage-backed	2,247.1	11.7%	1,955.4	11.1%
Commercial mortgage-backed	911.3	4.7%	866.1	4.9%
Other asset-backed	438.8	2.3%	441.5	2.5%
Total	$19,240.2	100.0%	$17,662.3	100.0%

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$551.5	$579.7
After one year through five years	3,910.9	4,154.1
After five years through ten years	5,291.1	5,796.3
After ten years	5,026.0	5,736.1
Mortgage-backed securities	2,794.4	3,149.1
Other asset-backed securities	451.3	456.4
Fixed maturities, including securities pledged	$18,025.2	$19,871.7

The investment portfolio is monitored to maintain a diversified portfolio on an on-going basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2012 and December 31, 2011, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of our Shareholder’s equity.

We invest in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2012 and December 31, 2011, approximately 43.7% and 41.1%, respectively, of our CMO holdings were invested in those types of CMOs, such as interest only or principal only strips, which are subject to more prepayment and extension risk than traditional CMOs.

Subprime and Alt-A Mortgage Exposure

Underlying collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has experienced substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector.  Over the course of 2010 and 2011, market prices and liquidity within the sector exhibited volatility, driven by various factors, both domestically and globally. During the first half of 2012, market prices and sector liquidity exhibited sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvements within the sector. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

We do not originate or purchase subprime or Alt-A whole-loan mortgages. We do have exposure to RMBS and ABS. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

Our exposure to subprime mortgages was primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in other asset-backed securities in the fixed maturities by market sector table previously referenced. As of June 30, 2012, the fair value and gross unrealized losses related to our exposure to subprime mortgages was $59.9 and $16.8, respectively, representing 0.3% of total fixed maturities, including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to our exposure to subprime mortgages were $59.1 and $21.7, respectively, representing 0.3% of total fixed maturities, including securities pledged.

The following tables summarize our exposure to subprime mortgage-backed holdings by credit quality using NAIC designations, ARO ratings and vintage year as of June 30, 2012 and December 31, 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Rating		Vintage
2012	1	76.9%	AAA	3.8%	2007	8.0%
	2	2.8%	AA	—	2006	5.6%
	3	10.1%	A	17.0%	2005 and prior	86.4%
	4	10.0%	BBB	18.6%		100.0%
	5	—	BB and below	60.6%
	6	0.2%		100.0%
		100.0%

2011	1	75.8%	AAA	7.5%	2007	9.1%
	2	5.3%	AA	—	2006	4.5%
	3	9.3%	A	13.0%	2005 and prior	86.4%
	4	9.4%	BBB	33.7%		100.0%
	5	—	BB and below	45.8%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages was included in "residential mortgage-backed securities" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2012, the fair value and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $106.2 and $17.2, respectively, representing 0.5% of total fixed maturities , including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $111.4 and $19.6, respectively, representing 0.6% of total fixed maturities, including securities pledged.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of June 30, 2012 and December 31, 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Rating		Vintage
2012	1	40.3%	AAA	0.3%	2007	12.7%
	2	13.3%	AA	2.1%	2006	28.3%
	3	18.8%	A	11.4%	2005 and prior	59.0%
	4	18.1%	BBB	3.0%		100.0%
	5	8.8%	BB and below	83.2%
	6	0.7%		100.0%
		100.0%

2011	1	39.9%	AAA	0.3%	2007	12.0%
	2	14.9%	AA	3.1%	2006	28.3%
	3	14.7%	A	13.1%	2005 and prior	59.7%
	4	21.1%	BBB	4.6%		100.0%
	5	4.7%	BB and below	78.9%
	6	4.7%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

Similar to what has been observed in non-agency RMBS, delinquency rates on commercial mortgages have been elevated since the credit crisis, reflecting the significant deterioration in commercial real estate values and challenged credit environment. In late 2011 and early 2012, the pace of increase in commercial mortgage delinquencies exhibited signs of stabilization and, in more limited instances, signs of improvements. In addition, other performance metrics like vacancies, property values and rent levels have exhibited improvements, providing signals of a recovery in commercial real estate.

The primary market for CMBS has contributed to the recovery, with meaningful new issuance volumes in 2012 contributing to an improvement in the credit environment.

For consumer asset-backed securities, delinquency and loss rates have exhibited meaningful and sustained improvements post credit crisis. These sustained improvements have been observed in a wide range of credit metrics across multiple types of asset-backed loans. This has positively impacted the market values of consumer asset-backed securities.

As of June 30, 2012 and December 31, 2011, the fair value of our CMBS totaled $891.8 and $911.3, respectively, and other ABS, excluding subprime exposure, totaled $397.7 and $381.0, respectively. As of June 30, 2012, the gross unrealized losses related to CMBS totaled $1.4 and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.7. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

As of June 30, 2012, the other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 49.0%, 5.5% and 20.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 49.3%, 5.5% and 17.2%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of June 30, 2012 and December 31, 2011:

	% of Total CMBS
	NAIC Designation		ARO Rating		Vintage
2012	1	99.6%	AAA	59.4%	2008	—
	2	0.2%	AA	2.3%	2007	25.0%
	3	0.2%	A	21.5%	2006	18.5%
	4	—	BBB	5.8%	2005 and prior	56.5%
	5	—	BB and below	11.0%		100.0%
	6	—		100.0%
		100.0%

2011	1	97.4%	AAA	63.7%	2007	23.4%
	2	0.9%	AA	1.4%	2006	18.2%
	3	0.7%	A	21.1%	2005 and prior	58.4%
	4	1.0%	BBB	4.0%		100.0%
	5	—	BB and below	9.8%
	6	—		100.0%
		100.0%

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of June 30, 2012 and December 31, 2011:

	% of Total Other ABS
	NAIC Designation		ARO Rating		Vintage
2012	1	97.8%	AAA	87.5%	2012	10.9%
	2	2.0%	AA	2.2%	2011	13.4%
	3	—	A	8.1%	2010	6.5%
	4	0.2%	BBB	2.0%	2009	0.4%
	5	—	BB and below	0.2%	2008	10.8%
	6	—		100.0%	2007	25.3%
		100.0%			2006	6.6%
					2005 and prior	26.1%
						100.0%

2011	1	95.0%	AAA	82.7%	2011	14.3%
	2	4.7%	AA	1.2%	2010	7.3%
	3	—	A	8.4%	2009	0.4%
	4	0.3%	BBB	7.4%	2008	11.7%
	5	—	BB and below	0.3%	2007	30.3%
	6	—		100.0%	2006	6.8%
		100.0%			2005 and prior	29.2%
						100.0%

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans, which totaled $2.7 billion and $2.4 billion as of June 30, 2012 and December 31, 2011, respectively. These loans are reported at amortized cost, less impairment write-downs and allowance for losses.

We diversify our commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We manage risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, we continuously evaluate all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2012 and 2011. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. There were no mortgage loans in our portfolio in arrears with respect to principal and interest as of June 30, 2012. As of June 30, 2012 and December 31, 2011, all mortgage loans in our portfolio were current with respect to principal and interest.  Due to challenges that the economy presents to the commercial mortgage market, we recorded an allowance for probable incurred, but not specifically identified, losses related to factors inherent in the lending process. As of June 30, 2012 and December 31, 2011, we had a $1.7 and $1.3 , respectively, allowance for mortgage loan credit losses.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property.  The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. These ratios are utilized as part of the review process described above.  LTV and DSC ratios as of June 30, 2012 and December 31, 2011, are as follows:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$536.2	$552.4
50% - 60%	781.2	771.5
60% - 70%	1,255.4	908.2
70% - 80%	122.0	125.2
80% - 90%	16.7	17.5
Total Commercial mortgage loans	$2,711.5	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,956.6	$1,600.1
1.25x - 1.5x	397.5	408.1
1.0x - 1.25x	280.9	286.7
Less than 1.0x	76.5	79.9
Commercial mortgages secured by loans on land or construction loans	—	—
Total Commercial mortgage loans	$2,711.5	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of June 30, 2012 and December 31, 2011.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial mortgage loans by U.S. Region:
Pacific	$560.2	20.7%	$514.7	21.7%
South Atlantic	539.7	19.9%	412.0	17.3%
Middle Atlantic	330.4	12.2%	325.9	13.7%
East North Central	333.1	12.3%	285.6	12.0%
West South Central	393.9	14.5%	358.4	15.1%
Mountain	182.9	6.7%	191.2	8.0%
New England	113.8	4.2%	94.2	4.0%
West North Central	167.0	6.2%	98.9	4.2%
East South Central	90.5	3.3%	93.9	4.0%
Total Commercial mortgage loans	$2,711.5	100.0%	$2,374.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial mortgage loans by Property Type:
Industrial	$1,028.5	37.9%	$956.4	40.3%
Retail	667.2	24.6%	544.7	22.9%
Office	414.6	15.3%	351.5	14.8%
Apartments	299.7	11.0%	281.7	11.9%
Hotel/Motel	118.2	4.4%	132.7	5.6%
Mixed use	34.5	1.3%	0.9	—%
Other	148.8	5.5%	106.9	4.5%
Total Commercial mortgage loans	$2,711.5	100.0%	$2,374.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of commercial mortgages by year of origination as of June 30, 2012 and December 31, 2011.

	2012(1)	2011(1)
Year of Origination:
2012	$567.2	$—
2011	850.8	857.9
2010	125.1	161.9
2009	73.5	92.6
2008	136.5	137.2
2007	171.7	202.1
2006 and prior	786.7	923.1
Total Commercial mortgage loans	$2,711.5	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

During the three and six months ended June 30, 2012, we had no mortgage loans or private placement modified in a troubled debt restructuring with a subsequent payment default.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for IG and BIG securities by duration, based on NAIC designations, were as follows as of June 30, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$18.8	18.0%	$2.8	2.7%	$38.4	25.0%	$7.1	4.6%
More than six months and twelve months or less below amortized cost	6.7	6.4%	3.1	3.0%	12.5	8.1%	4.1	2.7%
More than twelve months below amortized cost	43.1	41.3%	29.8	28.6%	61.4	40.1%	29.9	19.5%
Total unrealized capital losses	$68.6	65.7%	$35.7	34.3%	$112.3	73.2%	$41.1	26.8%

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for securities rated IG and securities rated BIG by duration, based on ARO ratings, were as follows as of June 30, 2012 and December 31, 2011.

	2012				2011
	IG	% of IG and BIG	BIG	% of IG and BIG	IG	% of IG and BIG	BIG	% of IG and BIG
Six months or less below amortized cost	$15.4	14.8%	$6.2	5.9%	$38.3	25.0%	$7.2	4.7%
More than six months and twelve months or less below amortized cost	6.5	6.2%	3.3	3.2%	6.8	4.4%	9.8	6.4%
More than twelve months below amortized cost	24.6	23.6%	48.3	46.3%	42.1	27.4%	49.2	32.1%
Total unrealized capital losses	$46.5	44.6%	$57.8	55.4%	$87.2	56.8%	$66.2	43.2%

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of June 30, 2012 and December 31, 2011.

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss	Fair Value	Unrealized Capital Loss
2012
U.S. Treasuries	$209.1	$—	$—	$—	$—	$—	$209.1	$—
U.S. corporate, state and municipalities	418.0	10.4	108.7	5.1	46.5	8.4	573.2	23.9
Foreign	291.4	8.1	83.9	3.9	77.7	11.0	453.0	23.0
Residential mortgage-backed	49.1	2.6	25.3	0.7	210.2	35.5	284.6	38.8
Commercial mortgage-backed	41.5	0.4	—	—	30.5	1.0	72.0	1.4
Other asset-backed	5.1	0.1	5.3	0.1	49.6	17.0	60.0	17.2
Total	$1,014.2	$21.6	$223.2	$9.8	$414.5	$72.9	$1,651.9	$104.3

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.0% and 83.2% of the average book value as of June 30, 2012 and December 31, 2011, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of June 30, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$1,052.0	$25.1	$21.0	$9.9	173	17
More than six months and twelve months or less below amortized cost	244.6	25.9	10.3	9.6	58	11
More than twelve months below amortized cost	298.5	110.1	15.4	38.1	109	42
Total	$1,595.1	$161.1	$46.7	$57.6	340	70

2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged to creditors, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of June 30, 2012 and December 31, 2011.

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$209.1	$—	$—	$—	3	—
U.S. corporate, state and municipalities	579.6	17.5	15.7	8.2	104	4
Foreign	449.1	26.9	14.1	8.9	70	6
Residential mortgage-backed	239.7	83.7	10.7	28.1	126	45
Commercial mortgage-backed	73.4	—	1.4	—	14	—
Other asset-backed	44.2	33.0	4.8	12.4	23	15
Total	$1,595.1	$161.1	$46.7	$57.6	340	70

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

For the six months ended June 30, 2012, unrealized capital losses on fixed maturities decreased by $49.1. The decrease in gross unrealized losses is primarily due to market improvement and the overall declining yields, leading to higher fair value of fixed maturities.

As of June 30, 2012 and December 31, 2011, we had no fixed maturities with an unrealized capital loss in excess of $10.0.

All investments with fair values less than amortized cost are included in our other-than-temporary impairment analysis and impairments were recognized as disclosed in "Evaluating Securities for Other-Than-Temporary Impairments" section, which follows this section. After detailed impairment analysis was completed, we determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Evaluating Securities for Other-than-Temporary Impairments

We perform a regular evaluation, on a security-by-security basis, of our available-for-sale securities holdings, including fixed maturity securities and equity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify our credit-related and intent-related other-than-temporary impairments included in the Condensed Consolidated Statements of Operations, excluding noncredit impairments included in Other comprehensive income, by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$0.3	1
Foreign(1)	0.4	2	0.2	2
Residential mortgage-backed	0.9	24	3.0	18
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.2	2	6.2	26
Total	$1.7	29	$17.8	50
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$3.9	2
Foreign(1)	0.8	3	3.3	11
Residential mortgage-backed	1.6	28	3.3	23
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.4	3	19.4	47
Total	$3.0	35	$38.0	86
(1) Primarily U.S. dollar denominated.

The above tables include $1.1 and $1.9 of write-downs related to credit impairments in Other-than-temporary impairments for the three and six months ended June 30, 2012, respectively, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.6 and $1.1 in write-downs for the three and six months ended June 30, 2012, respectively, are related to intent impairments.

The above tables include $3.6 and $6.4 of write-downs related to credit impairments in Other-than-temporary impairments for the three and six months ended June 30, 2011, respectively, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $14.2 and $31.6 in write-downs for the three and six months ended June 30, 2011, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$0.3	1
Foreign(1)	0.4	2	0.2	2
Residential mortgage-backed	—	—	—	—
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	—	—	5.6	24
Total	$0.6	3	$14.2	30
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.2	1	$3.9	2
Foreign(1)	0.8	3	1.2	8
Residential mortgage-backed	—	—	0.1	1
Commercial mortgage-backed	—	—	8.1	3
Other asset-backed	0.1	1	18.3	45
Total	$1.1	5	$31.6	59
(1) Primarily U.S. dollar denominated.

We may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change our previous intent to continue holding a security. Accordingly, these factors may lead us to record additional intent related capital losses.

The fair value of fixed maturities with OTTI as of June 30, 2012 and 2011 was $1.7 billion and $1.8 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Balance at April 1	$19.5	$52.3
Additional credit impairments:
On securities not previously impaired	1.1	0.1
On securities previously impaired	—	3.3
Reductions:
Securities intent impairments	—	(4.4)
Securities sold, matured, prepaid or paid down	(0.6)	(14.1)
Balance at June 30	$20.0	$37.2

	Six Months Ended June 30,
	2012	2011
Balance at January 1	$19.4	$59.2
Additional credit impairments:
On securities not previously impaired	1.2	0.3
On securities previously impaired	0.6	3.4
Reductions:
Securities intent impairments	—	(7.7)
Securities sold, matured, prepaid or paid down	(1.2)	(18.0)
Balance at June 30	$20.0	$37.2

Net Investment Income

We use the equity method of accounting for investments in limited partnership interests that are not consolidated. This asset group consists primarily of private equities, hedge funds and certain VIEs. We record our share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months, where the contractual right exists to receive such financial information on a timely basis. Our equity in earnings from limited partnership interests accounted for under the equity method is recorded in Net investment income.

The following tables summarize Net investment income (loss) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Fixed maturities	$303.7	$316.0
Equity securities, available-for-sale	3.0	4.8
Mortgage loans on real estate	37.5	29.1
Policy loans	3.3	3.3
Short-term investments and cash equivalents	0.3	0.4
Other	(24.2)	37.8
Gross investment income	323.6	391.4
Less: investment expenses	(11.7)	(10.7)
Net investment income	$311.9	$380.7

	Six Months Ended June 30,
	2012	2011
Fixed maturities	$608.0	$612.6
Equity securities, available-for-sale	4.1	8.5
Mortgage loans on real estate	71.1	55.6
Policy loans	6.6	6.5
Short-term investments and cash equivalents	0.5	0.7
Other	(3.4)	61.3
Gross investment income	686.9	745.2
Less: investment expenses	(23.0)	(21.5)
Net investment income	$663.9	$723.7

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated primarily from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology. Net realized capital gains (losses) were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$17.8	$40.8
Fixed maturities, at fair value using the fair value option	(3.4)	(0.3)
Equity securities, available-for-sale	—	1.2
Derivatives	39.3	(30.7)
Embedded derivatives - fixed maturities	4.6	5.7
Embedded derivatives - product guarantees	(59.5)	(6.6)
Other investments	—	5.8
Net realized capital gains (losses)	$(1.2)	$15.9
After-tax net realized capital gains (losses)	$(6.8)	$20.9

	Six Months Ended June 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$57.3	$72.2
Fixed maturities, at fair value using the fair value option	(46.3)	(3.7)
Equity securities, available-for-sale	—	2.8
Derivatives	26.2	(39.9)
Embedded derivatives - fixed maturities	(0.2)	(1.6)
Embedded derivatives - product guarantees	89.5	(3.1)
Other investments	(0.4)	8.8
Net realized capital gains (losses)	$126.1	$35.5
After-tax net realized capital gains (losses)	$72.0	$10.2

Fair Value Hierarchy

The following tables present our hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,000.2	$53.3	$—	$1,053.5
U.S. government agencies and authorities	—	403.4	—	403.4
U.S. corporate, state and municipalities	—	9,529.2	151.6	9,680.8
Foreign	—	5,109.1	19.4	5,128.5
Residential mortgage-backed securities	—	2,251.2	6.0	2,257.2
Commercial mortgage-backed securities	—	891.9	—	891.9
Other asset-backed securities	—	426.3	30.1	456.4
Equity securities, available-for-sale	126.2	—	18.5	144.7
Derivatives:
Interest rate contracts	3.1	525.0	—	528.1
Foreign exchange contracts	—	2.7	—	2.7
Equity contracts	0.4	—	—	0.4
Credit contracts	—	1.1	—	1.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreement	1,192.0	0.2	—	1,192.2
Assets held in separate accounts	44,318.2	4,978.8	8.7	49,305.7
Total	$46,640.1	$24,172.2	$234.3	$71,046.6

Liabilities:
Product guarantees	$—	$—	$133.0	$133.0
Fixed indexed annuities	—	—	17.6	17.6
Derivatives:
Interest rate contracts	—	337.7	—	337.7
Foreign exchange contracts	—	23.6	—	23.6
Equity contracts	—	1.7	—	1.7
Credit contracts	—	—	—	—
Total	$—	$363.0	$150.6	$513.6

76

	2011
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$—	$1,231.6
U.S. government agencies and authorities	—	410.7	—	410.7
U.S. corporate, state and municipalities	—	8,883.5	129.1	9,012.6
Foreign	—	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	—	2,206.1	41.0	2,247.1
Commercial mortgage-backed securities	—	911.3	—	911.3
Other asset-backed securities	—	411.1	27.7	438.8
Equity securities, available-for-sale	125.9	—	19.0	144.9
Derivatives:
Interest rate contracts	5.7	437.6	—	443.3
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreement	953.9	4.8	—	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees	$—	$—	$221.0	$221.0
Fixed indexed annuities	—	—	16.3	16.3
Derivatives:
Interest rate contracts	—	306.4	—	306.4
Foreign exchange contracts	—	32.4	—	32.4
Credit contracts	—	8.6	12.7	21.3
Total	$—	$347.4	$250.0	$597.4

European Exposures

In the first half of 2010 concerns arose regarding the creditworthiness of several European countries, which later spread more broadly to countries in the European currency union. As a result of these concerns the fair value of sovereign debt decreased and those exposures were being monitored more closely. With regard to troubled European countries, our main focus is on Greece, Italy, Ireland, Portugal and Spain (henceforth defined as "peripheral Europe") as these countries have applied for support from the European Financial Stability Fund ("EFSF") or received support from the European Central Bank ("ECB") via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is our view that the risk among European sovereigns and financial institutions warrants specific scrutiny, in addition to its customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

We quantify and allocate our exposure to the region, as described in the table below, by attempting to identify all aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of our ongoing risk and portfolio management process, we closely monitor compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector and issuer. This framework takes into account various factors such as internal and external ratings, capital efficiency and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in our portfolio.

As of June 30, 2012, we had $328.7 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $142.4, Ireland of $117.5, Spain of $65.9 and Portugal of $2.9. We had no exposure to Greece. As of June 30, 2012, there were no derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product credit default swaps ("CDS"), as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.8 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $532.5, which consists of fixed maturity and equity securities of $153.4 and loans and receivables of $379.1, comprised entirely of the Dutch State loan obligation to us under the Illiquid Assets Back-up Facility. We also had $365.2 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $159.8, France of $31.1, and Switzerland of $75.5. The balance of $1.9 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the Netherlands of $742.5 (which includes the $379.1 Dutch State loan obligation) and the United Kingdom of $813.9, we had significant non-peripheral European total country exposures to Switzerland of $291.8, Germany of $213.4, and France of $147.5. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of June 30, 2012.

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Financial Institutions	Sovereign	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at June 30, 2012(1)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	117.5	117.5	107.1	—	—	—	—	—	—	117.5
Italy	—	—	142.4	142.4	134.0	—	—	—	—	—	—	142.4
Portugal	—	—	2.9	2.9	2.7	—	—	—	—	—	—	2.9
Spain	—	—	65.9	65.9	66.9	—	—	—	—	—	—	65.9
Total Peripheral Europe	$—	$—	$328.7	$328.7	$310.7	$—	$—	$—	$—	$—	$—	$328.7

France	—	31.1	116.4	147.5	137.5	—	23.4	—	—	23.4	—	147.5
Germany	—	33.9	179.5	213.4	191.6	—	—	—	—	—	—	213.4
Netherlands	—	53.5	309.9	363.4	331.3	379.1	—	—	—	—	—	742.5
Switzerland	—	49.5	216.3	265.8	238.8	—	29.3	—	—	3.3	26.0	291.8
United Kingdom	—	151.0	654.1	805.1	745.8	—	26.2	—	—	17.4	8.8	813.9
Other non-peripheral(2)	153.4	11.4	417.7	582.5	529.3	—	—	—	—	—	—	582.5
Total Non-Peripheral Europe	153.4	330.4	1,893.9	2,377.7	2,174.3	379.1	78.9	—	—	44.1	34.8	2,791.6
Total	$153.4	$330.4	$2,222.6	$2,706.4	$2,485.0	$379.1	$78.9	$—	$—	$44.1	$34.8	$3,120.3
(1) Represents: (i) Fixed maturity and equity securities at fair value; (ii) Loan and receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities.

Liquidity Management

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders.

Our liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents and short-term investments.  As part of the liquidity management process, different scenarios are modeled to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables us to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. Our asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, the we use derivative instruments to manage these risks. Our derivative counterparties are of high credit quality.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of June 30, 2012, we did not have a receivable, including interest, from ING U.S., Inc. As of December 31, 2011, we had a $648.0 receivable, including interest, from ING U.S., Inc. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 55.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2012, we had securities lending obligations of $314.8, which represents approximately

0.4% of our general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2012, ILIAC did not receive any capital contributions from its Parent. During the six months ended June 30, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

During the six months ended June 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent. During the six months ended June 30, 2011, ILIAC did not pay a dividend or return of capital distribution on its common stock to its Parent.

Collateral

Under the terms of our Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), we may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate.  As of June 30, 2012 and December 31, 2011, we held $168.6 and $110.0 of cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2012 and December 31, 2011, we delivered collateral of $47.2 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Ratings

Our access to funding and its related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of its products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On July 23, 2012, AM Best removed from under review with negative implications and affirmed our “A” financial strength rating and “a” issuer credit rating. AM Best assigned a stable outlook to the ratings.

On April 17, 2012, Moody's affirmed our A3 insurance financial strength ratings with a stable outlook.

On December 7, 2011, Moody's downgraded our insurance financial strength rating to "A3" from "A2" and revised the outlook to Stable from Negative.

On March 7, 2012, S&P affirmed our counterparty credit and insurance financial strength rating at "A-" and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded our counterparty credit and insurance financial strength rating to "A-" from "A" and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed our "A" rating and revised the outlook to Stable from Negative based on de-risking and improving business fundamentals.

On August 19, 2011, Fitch revised our Rating Watch status to Evolving from Negative.

On December 14, 2011, A.M. Best affirmed our insurance financial strength rating at "A", downgraded the issuer credit rating to "a" from "a+" and revised the outlook to Ratings Under Review with Negative Implications from Stable. On June 16, 2011, A.M. Best affirmed our insurance financial strength rating of "A" and the issuer credit rating of "a+".

Our ratings by S&P, Fitch, A.M. Best and Moody's reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength.  In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies, including implications of the ING restructuring plan, among other factors. The ratings actions, affirmations and outlook changes by S&P, Moody's and A.M. Best  in December 2011 followed the fourth quarter 2011 announcements by ING regarding a charge of EUR 0.9 billion to EUR 1.1 billion against fourth quarter results of the U.S. Closed Block Variable Annuity business.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements typically meet the requirements to be accounted for as financing arrangements. As of June 30, 2012 and December 31, 2011, we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

We also enter into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  As of June 30, 2012 and December 31, 2011, we did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  We believe the counterparties to the dollar rolls, repurchase and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

 Securities Lending

We engage in securities lending whereby certain domestic securities from our portfolio are loaned to other institutions for short periods of time. As of June 30, 2012 and December 31, 2011, the fair value of loaned securities was $306.4 and $515.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. Collateral retained by the lending agent and invested in liquid assets on our behalf is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of June 30, 2012 and December 31, 2011, liabilities to return collateral of $315.3 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Sale of Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $331.9 as of March 31, 2012 to a group of private equity funds that are or will be managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $38.7 in the second quarter of 2012 reported in Net investment income on the Condensed Consolidated Statements of Operations. The transaction is expected to close in two tranches with the first tranche closed on June 29, 2012 and the second tranche expected to close prior to December 31, 2012, after one of the buyer funds has completed a fundraising effort. As of June 30, 2012, the fair value of these alternative investments in the second tranche was reduced to $190.0, which represents the sales price of the remaining alternative investments involved in this transaction. No additional loss is anticipated on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

We are selling these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio management. We anticipate that the transaction will reduce our required capital levels, in light of the high capital charge associated with the asset class and improve liquidity and reduce earnings volatility.

Recent Initiatives

On April 9, 2009, our ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING's U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products which we commenced selling during the first quarter of 2010.

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management and insurance operations, including us. ING anticipates selling a portion of its ownership interest in ING U.S., Inc. in the IPO and thereafter divesting its ownership interest over time, while all options remain open. ING U.S., Inc. and its subsidiaries, including us, are actively engaged in numerous projects across the enterprise to become ready for an IPO. While the base case is an IPO, it is possible that ING's divestment of ING U.S., Inc. and its subsidiaries, including us, may take place by means of a sale to a single buyer or group of buyers.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, Cognizant has made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom are employed by certain of our U.S. affiliates and may provide services to us from time to time, and approximately 30 of whom we employ. Employees who accept offers of employment with Cognizant will continue to perform comparable roles to those they currently perform, either for us or our applicable affiliates. We do not expect these matters to have a material financial or operational impact on us.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Condensed Consolidated Financial Statements, included in Part I, Item 1., herein.

Recently Enacted Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of those regulations that have not yet been adopted. Until such studies and rulemaking are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including us cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including us, as described below.

The Dodd-Frank Act creates a new agency, the Financial Stability Oversight Council ("FSOC"), which is authorized to subject non-bank financial companies to the supervision of the Federal Reserve if the FSOC determines that material financial distress of a company or the scope of a company's activities could pose risks to the financial stability of the United States. A company determined to be systemically significant by the FSOC would be supervised by the Federal Reserve Board and would be subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments and restrictions on proprietary trading and other investments. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of our business lines or the level of capital required to support our activities. So long as we and ING U.S., Inc. continue to be controlled by ING, the FSOC may consider ING U.S., Inc. and its subsidiaries, including us, together with ING's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. or its subsidiaries, including us, either on a standalone basis or together with ING's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for so long as we are controlled by ING.

Although existing state insurance regulators will remain the primary regulators of us and our U.S. insurance company affiliates, the legislation also creates a Federal Insurance Office to be housed within the Treasury Department, which will be charged with monitoring (but not regulating) the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market; and entering into/implementing agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance ("International Agreements"), including the authority to preempt U.S. state law if it is found to be inconsistent with an International Agreement and treats a non-U.S. insurer less favorably than a U.S. insurer.

The legislation creates a new framework for regulating over-the-counter ("OTC") derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives and "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants" as to be defined by SEC and CFTC regulations. Based on final rules jointly developed by the CFTC and the SEC and published in the Federal Register on May 23, 2012, which further define the terms "swap dealer," "security-based swap dealer," "major swap participant," and "major security-based swap participant," we do not believe we should be considered a "swap dealer," "security-based swap dealer," "major swap participant," or "major security-based swap participant." However, if it is determined that we meet one of these definitions, it could substantially increase the amount of regulatory requirements for us and the cost of hedging and other permitted derivatives trading activity undertaken by us.

The CFTC and SEC also jointly adopted final rules, the adopting release for which was made publicly available on July 13, 2012, to further define the terms "swap" and "security-based swap," and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the "Provider Test") and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a "swap" and "security-based swap." Thus, companies would not be considered "swap dealers," "security-based swap dealers," "major swap participants" or "major security-based swap participants" as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included within the definition of "swap" or "security-based swap" which are issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, so long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including guaranteed investment contracts ("GICs"), synthetic GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of "swap" and "security-based swap" to some products offered by us. We do not believe our products come within the definition of "swap" or "security-based swap." However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of transactions through a centralized clearinghouse, execution of trades on a centralized exchange and related reporting requirements. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of any such regulatory action.

The Dodd-Frank Act also imposes various ex-post assessments on certain financial companies, which may include us, to provide funds necessary to repay any borrowings and to cover the costs of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments).

We will continue to monitor and assess the potential effects of the Dodd-Frank Act as regulatory requirements are finalized and mandated studies are conducted.

Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products and changing life insurance company taxation. Some of these proposals, if enacted, either on their own or as part of an omnibus deficit reduction package could have a material adverse effect on life insurance, annuity and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. In 2011, the Department of Labor ("DOL") issued interim final regulations concerning the fee disclosure obligations under Employee Retirement Income Security Act of 1974 ("ERISA") for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. Final plan sponsor fee disclosure regulations were issued on February 2, 2012. In the final regulations, the DOL extended the effective date of provider fee disclosure to July 1, 2012. The effective date for fee disclosure to plan participants was extended to August 30, 2012. The DOL also issued a Field Assistance Bulletin relating to the final regulations on participant fee disclosure on May 7, 2012, which imposes additional disclosure requirements. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace and could potentially generate pressure on the pricing of our defined contribution retirement products and services. In the fourth quarter of 2011, the DOL withdrew a proposed rule under ERISA that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. The DOL has indicated that it expects to issue a new proposed regulation in 2012. The rule, if ultimately re-proposed and finalized, could potentially alter the way our products and services are marketed and sold to ERISA plans and to ERISA plan participants.

The SEC proposed in the third quarter of 2010, rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2. If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds offered for sale through our annuity and other products and could reduce the levels of revenue we derive from fund-related distribution. At this time, it is unclear when or if further action will be taken on this proposal.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingent Liabilities note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 4.    Controls and Procedures

a.
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended ("Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingent Liabilities note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I, Item 1A. of the 2011 Annual Report on Form 10-K.

We are considering amending a tax sharing agreement in a manner that could limit the availability of cash payments to which we would otherwise be entitled without such amendment.

We and certain of our U.S. affiliates, including ING U.S., Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires ING U.S., Inc. to pay its subsidiaries for the tax benefits of ordinary and capital losses as they are incurred, and in turn requires its subsidiaries to pay ING U.S., Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, ING U.S., Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require ING U.S., Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. For the years ended December 31, 2011, 2010 and 2009, we made net cash payments to ING U.S., Inc. under the tax sharing agreement of $108.4, $4.0 and $10.5, respectively.

We and our U.S. affiliates that are parties to the tax sharing agreement are considering amending the agreement, to provide that ING U.S., Inc. will make a payment to its subsidiaries only in the event that the consolidated tax group actually uses the tax benefit of losses they generate, in order to balance the net cash flows received and paid by ING U.S., Inc. under the agreement. The approval by us and certain of our affiliates' insurance regulators, as well as agreements with certain providers of financing, would be required for this change to be made. There can be no assurance that, if sought, any such regulatory approval or financing providers' agreement would be obtained. This change, if made, may cause us to establish tax valuation allowances, reduce statutory-based admitted assets, and/or cause us to no longer be entitled to receive net cash payments from ING U.S., Inc. in years in which we incur losses and the associated tax benefits cannot be used by the consolidated tax group.

The new federal financial regulatory reform law, its implementing regulations and other financial regulatory reform initiatives, could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition and liquidity.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). It effects comprehensive changes to the regulation of financial services in the U.S. U.S. financial regulators have commenced an intense period of studies and rulemaking mandated by the legislation that will continue for a period of time. While some studies have already been completed and the rulemaking process has begun, there continues to be significant uncertainty regarding the results. Until such rulemaking and studies are completed, the precise impact of the Dodd-Frank Act on ING and its affiliates, including us cannot be determined. However, there are major elements of the legislation that we have identified to date that are of particular significance to ING and/or its affiliates, including us, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council ("FSOC"), an inter-agency body that is responsible, among other things, for designating systemically significant non-bank financial companies for regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Companies that receive this designation would be supervised by the Federal Reserve Board and would be subject to a comprehensive system of prudential regulation, including among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, management interlock prohibitions, maintenance of resolution plans, stress testing, additional fees and assessments and restrictions on proprietary trading and other investments. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, could significantly impact the manner in which we operate and could materially and adversely impact the profitability of our business lines or the level of capital required to support our activities. So long as ING U.S., Inc. and we continue to be controlled by ING, the FSOC may consider ING U.S., Inc. and its subsidiaries, including us, together with ING's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. and its subsidiaries, including us, either on a standalone basis or together with ING's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for so long as we are controlled by ING.

Although existing state insurance regulators will remain the primary regulators of us and our U.S. insurance affiliates, the legislation also creates a Federal Insurance Office housed within the Treasury Department, which is charged with monitoring the insurance industry, including gathering information to identify issues or gaps in the regulation of insurers that could contribute to systemic crisis in the insurance industry or U.S. financial system; preparing annual reports to Congress on the insurance industry; conducting studies on modernization of U.S. insurance regulation and the global reinsurance market, which may include legislative, administrative or regulatory recommendations; and entering into agreements with foreign governments relating to the recognition of prudential measures with respect to insurance and reinsurance ("International Agreements"), including certain limited authority to preempt U.S. state law in relation to such International Agreements. We cannot predict whether resulting recommendations, if any, will affect our business or financial condition.

In addition, the legislation creates a new framework for regulating derivatives, which may increase the costs of hedging generally.
It includes requirements for centralized clearing of OTC derivatives (except those where one of the counterparties is a "nonfinancial end user," to be defined by regulations); and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives and "swap dealers," “security-based swap dealers,” "major swap participants," and “major security-based swap participants” as to be defined by the SEC and CFTC regulation. Based on draft final rules jointly developed by the CFTC and the SEC and published in the Federal Register on May 23, 2012, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant,” we do not believe we would be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant." However if it is determined that we meet one of these definitions, it could substantially increase the amount of regulatory requirements for us and the cost of hedging and other permitted derivatives activities undertaken by us. The CFTC and SEC also jointly adopted final rules, the adopting release for which was made publicly available on July 13, 2012, to further define the terms “swap” and “security-based swap,” and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the “Provider Test”) and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a “swap” and “security-based swap.” Thus, companies would not be considered “swap dealers,” “security-based swap dealers,” “major swap participants” or “major security-based swap participants” as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included with the definition of “swap” or “security-based swap” which are issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, so long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including guaranteed investment contracts (“GICs”), synthetic GICs, funding agreements, structured settlements, and deposit administration contracts, which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of “swap” and “security-based swap” to some products offered by us. We do not believe our products come within the definition of “swap” or “security-based swap.” However, if any products issued by us meet the criteria for either definition, they would be subject to regulation under the Dodd-Frank Act, including clearing of transactions through a centralized clearinghouse, execution of trades on a centralized exchange and related reporting requirements. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of any such regulatory action. If it is determined to regulate such products as swaps, we cannot predict how such regulations would be applied or the effect such regulation might have on the profitability or attractiveness of such products to its clients. The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements. As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require us to use more non-bank counterparties for our hedging activities or otherwise have the effect of limiting the availability to us of derivatives counterparties that meet minimum insurance regulatory requirements. In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to us. We cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is substantially complete.

The Dodd-Frank Act also imposes various ex-post assessments on certain financial companies, which may include us, to provide funds necessary to repay any borrowings and to cover the cost of any special resolution of a financial company under the new resolution authority established under the legislation (although assessments already imposed under state insurance guaranty funds will be taken into account in calculating such assessments). In addition to the assessments imposed on certain financial companies by the Dodd-Frank Act, it is possible that Congress may adopt a form of "financial crisis responsibility" fee or tax on banks and other financial firms to mitigate costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises.

Other provisions of the Dodd-Frank Act that may impact us or our affiliates include discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance.

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Act could make it more expensive for us to conduct our business; require us to make changes to our business model or satisfy increased capital requirements; subject us to greater regulatory scrutiny; subject us to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act; and have a material effect on our results of operations or financial condition.

In addition, we are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board ("FASB") and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies and in particular large and complex global financial companies, such as ING, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which ING does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted in November 2009. Formally, each member state of the European Economic Area is currently required to begin implementing Solvency II by October 31, 2012. Discussions to postpone the implementation date are ongoing, but uncertainty remains. The Solvency II Directive, if implemented, will effect a full revision of the insurance industry's solvency framework and prudential regime and will impose group level supervision mechanisms. All of these possibilities, if they occurred, could affect the way we conduct our business and manage capital and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

Item 6.    Exhibits

See Exhibit Index on pages 90-92 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2012			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

ING LIFE INSURANCE AND ANNUITY COMPANY ("ILIAC")

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

Exhibit Index
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

Exhibit Index
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

[1] Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholder's Equity for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Condensed Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.

