Form 10-K
period 2012-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2013-03-27
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of March 20, 2013, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Annual Report on Form 10-K
For the Year Ended December 31, 2012

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The "Business" section and other parts of this Annual Report on Form 10-K, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly owned subsidiaries (collectively, the "Company," "we," "our" or "us"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part II, Item 7. of this Form 10-K.

PART I
Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING Life Insurance and Annuity Company ("ILIAC") is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, "the Company," "we," "our" or "us") are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The consolidated financial statements include ILIAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services LLC ("DSL"). ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In October 2009, ING Group submitted a restructuring plan (the “2009 Restructuring Plan”) to the European Commission (“EC”) in order to receive approval for state aid (the “Dutch State Transactions”) granted to ING Group by the Kingdom of The Netherlands (the “Dutch State”) in November 2008 and March 2009. To receive approval for this state aid, ING Group was required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the “2012 Amended Restructuring Plan”).
The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities. For additional information on the separation from ING Group, see the section titled “Dutch State Transactions and Restructuring Plan” in Part II, Item 7 contained herein.

While all options for effecting the separation of ING U.S., Inc. and its subsidiaries, including the Company from ING remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc., which together with its subsidiaries, constitutes ING's U.S.-based retirement, investment management, and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "not-for-profit" organizations) and corporate markets. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

See "Reserves" for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. We also offer pension and retirement savings plan administrative services.

Annuity contracts offered by us contain variable and fixed investment options. Variable options generally provide for assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds distributed by ILIAC and managed and/or distributed by its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

Fixed options are either "fully-guaranteed" or "experience-rated". Fully-guaranteed fixed options provide guarantees on investment returns and maturity values. Experience-rated fixed options require the contract owner to assume certain investment risks, including realized capital gains and losses on the sale of invested assets and other risks subject to, among other things, principal and interest guarantees.

Fixed indexed annuities ("FIA") offered by us credit interest based on allocations selected by the client in either, or a combination of, a fixed interest strategy or a return based upon performance of several indices and participation rates set by us. Each FIA also offers a minimum value available to the client based on non-forfeiture regulations. The crediting mechanism for FIA exposes us to changes in the Standard & Poor's ("S&P") 500, the Dow Jones Euro Stoxx 50, the S&P 400 Midcap and the Russell 2000 indices. We mitigate this exposure by entering into futures contracts on these respective indices. We use market consistent valuation techniques to establish our futures positions and to rebalance the futures positions in response to market fluctuations. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Our variable annuities offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits ("GMDBs"):

•	Standard - Guarantees that, upon death, the death benefit will be no less than the premiums paid by the contract owner, adjusted for any contract withdrawals.

•	Annual Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.

•	Five-Year Ratchet - Guarantees that, upon death, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract quinquennial anniversary value of the variable annuity.

•	Five-Year Reset - Guarantees that, upon death, the death benefit will be no less than the account value on the 5th contract anniversary plus premiums made after that anniversary less withdrawals.

•
Seven-Year Reset - Guarantees that, upon death, the death benefit will be no less than the account value on the most recent 7th contract anniversary plus premiums made after that anniversary after the first contract year. During the first contract year, it is a standard death benefit.

•
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

Variable annuity contracts containing guaranteed minimum death benefits expose us to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with the GMDBs. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed minimum death benefits.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in our stabilizer and managed custody guarantee products.

Fees and Margins

Insurance and expense charges, investment management fees and other fees earned by us vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options through a separate account, we may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, we may receive compensation from the fund's adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation, which may be deducted from fund assets, may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund by us. For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund's investment advisor or the investment advisor's parent in order to allocate revenue and profits across the organization.

For fixed funding options, we earn a margin that is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

In connection with programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, we may receive 12b-1 and service plan fees, as well as compensation from the affiliated or nonaffiliated fund's advisor, administrator, or other affiliated entity for the performance of certain shareholder services.

We may also receive other fees or charges depending on the nature of the products.

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in not-for-profit organizations and corporate markets. Our products generally are distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2012. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

Assets Under Management and Administration

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus. Customer account values reflect the amount of policyholder equity that has accumulated within retirement and annuity products. AUM includes general account assets in which we bear the investment risk and separate account assets in which the contract owner bears the investment risk. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Assets under administration ("AUA") represent accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. Fees earned on AUA can be based on the number of participants, asset levels and/or the level of services or product guarantees that are provided. The AUM, AUA and deposits, were as follows as of December 31, 2012 and 2011.

	2012	2011
New deposits:
Variable annuities	$5,896.3	$5,502.9
Fixed annuities	1,959.2	1,903.3
Stabilizer	1,927.1	1,078.0
Total new deposits	$9,782.6	$8,484.2

Assets under management:
Variable annuities	$41,815.9	$36,912.5
Fixed annuities	21,963.9	20,584.3
Total annuities	63,779.8	57,496.8
Stabilizer	8,273.9	6,781.6
Plan sponsored and other	842.4	504.0
Total assets under management	72,896.1	64,782.4

Assets under administration	101,933.8	94,642.7
Total assets under management and administration	$174,829.9	$159,425.1

AUM are generally available for contract owner withdrawal and are generally subject to market value adjustments and/or deferred surrender charges. To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on contract owner balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into certain recent variable annuity contracts with fixed funding options allows contract owners to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity and certain custodial account distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of account balances, but generally do not impede transfers of those balances to products of competitors.

Competition

Within the retirement services business, competition from traditional insurance carriers, as well as banks, mutual fund companies and other investment managers, offers consumers many choices. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager. Competition may affect, among other matters, both business growth and the pricing of our products and services.

Reserves

We establish and carry actuarially-determined reserves that are calculated to meet our future obligations. The principal assumptions used to establish liabilities for future policy benefits are based upon our experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, benefit utilization, inflation and expenses. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon our estimates of anticipated experience at the period the policy is sold or acquired, including a margin for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.0%.

We record reserves for product guarantees, which can be either assets or liabilities, for annuity contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value in accordance with the requirements of accounting principles generally accepted in the United States ("U.S. GAAP") guidance for insurance companies, derivatives and fair value measurements.

Our domestic individual life insurance business was disposed of on October 1, 1998 pursuant to an indemnity reinsurance agreement. We include an amount in Reinsurance recoverable on the Consolidated Balance Sheets, which equals our total individual life reserves. Individual life reserves are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.

As discussed under "Products and Services," we also have guaranteed death benefits included in variable annuities, which are included in reserves.

Reinsurance Arrangements

We utilize indemnity reinsurance agreements to reduce our exposure to losses from our annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. All agreements that we currently have relate to specifically-identified blocks of business or contracts; therefore the agreements do not cover new contracts written, if any.

We have a significant concentration of reinsurance arising from the disposition of our individual life insurance business. In 1998, we entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation ("Lincoln"). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that Lincoln subsidiary established a trust to secure its obligations to us under the reinsurance transaction. At December 31, 2012 and 2011, we had $2.1 billion and $2.2 billion, respectively, related to reinsurance recoverables from the subsidiary of Lincoln.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with our affiliate, Security Life of Denver International Limited ("SLDI") to manage the reserve and capital requirements in connection with a portion of our deferred annuities business.

We evaluate the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Consolidated Balance Sheets.

Investment Overview and Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks.  Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations.  Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

Investments are managed by ING Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us. Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Regulation

Our operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services we offer, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification and other quantitative criteria. Our operations and accounts are subject to examination at regular intervals by certain of these regulators.

We are subject to the insurance laws of the State of Connecticut, where we are domiciled and other jurisdictions in which we transact business. The primary regulators of our insurance operations are the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contract owner accounts and the maximum interest rates that can be charged on policy loans.

The SEC, the Financial Industry Regulatory Authority ("FINRA"), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange and, to a lesser extent, the states, regulate our sales and investment management activities and operations. Generally, our variable annuity products and certain of our fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service ("IRS") also impact certain of our annuity and other investment and retirement products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940. We also provide a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. See Item 1A. Risk Factors - "The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industries including us and/or materially affect our results of operations, financial condition or liquidity."

Insurance Holding Company Laws

A number of states regulate affiliated groups that include insurers such as us under holding company statutes. These laws, among other things, place certain restrictions on investments in, or transactions with, affiliates and may require prior approval of the payment of certain dividends or distributions by us to our Parent.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $23.9 and $27.1 as of December 31, 2012 and 2011, respectively. We have also recorded an asset of $5.0 and $5.7 as of December 31, 2012 and 2011, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to our businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

ILIAC had 1,595 employees as of December 31, 2012, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as, providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by ING North America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

Item 1A.    Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those which are described below.

Risks Related to Our Business - General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the level of U.S. national debt, the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, are ongoing and in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings continue to decline, yields on the sovereign debt of certain countries may continue to increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

Even in the absence of a market downturn, our annuity and retirement products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•
We provide a number of annuity and retirement products that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our annuity and retirement products depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

•
Volatility or downturns in the equity markets can cause a reduction in fee income on variable annuity and retirement products. Because these products and services generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues.

•
A change in market conditions, including prolonged periods of high or low inflation or interest rates, could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in claims, lapses, withdrawals, deposits or surrenders in certain products, any of which could adversely affect profitability.

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”).

•
Reductions in employment levels of our existing employer customers may result in a reduction in underlying employee participation levels, contributions, deposits and premium income for certain of our retirement products. Participants within the retirement plans for which we provide certain services may elect to effect withdrawals from these plans, or reduce or stop their payroll deferrals to these plans, which would reduce assets under management or administration and our revenues.

•
We have significant investment and derivative portfolios that include, among other investments, corporate securities, asset-backed securities (“ABS”), equities and commercial mortgages. Economic conditions as well as adverse capital market and credit conditions, interest rate changes, changes in mortgage prepayment behavior or declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investment and derivative portfolios, potentially resulting in higher capital charges and unrealized or realized losses and decreased investment income. The value of our investments and derivative portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our results of operations or financial condition. Market volatility may also make it difficult to value certain of our securities if trading becomes less frequent.

•
Market conditions determine the availability and cost of the reinsurance protection we purchase and may result in additional expenses for reinsurance or an inability to obtain sufficient reinsurance on acceptable terms, which could adversely affect the profitability of future business and the availability of capital to support new sales.

•
Hedging instruments we use to manage product and other risks might not perform as intended or expected, which could result in higher realized losses and unanticipated cash needs to collateralize or settle such transactions. Adverse market conditions can limit the availability and increase the costs of hedging instruments, and such costs may not be recovered in the pricing of the underlying products being hedged. In addition, hedging counterparties may fail to perform their obligations resulting in unhedged exposures and losses on positions that are not collateralized.

•
Regardless of market conditions, certain investments we hold, including privately placed fixed income investments, investments in private equity funds and commercial mortgages, are relatively illiquid. If we need to sell these investments, we may have difficulty selling them in a timely manner or at a price equal to what we could otherwise realize by holding the investment to maturity.

•
We are exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other retirement benefit obligations. Sustained declines in long-term interest rates or equity returns could have a negative effect on the funded status of these plans and/or increase our future funding costs.

•	Fluctuations in our operating results and our investment portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets.

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.

•
Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates with respect to the valuation of our current portfolio.

Continuing market turmoil has resulted in, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

Adverse capital and credit market conditions may impact our ability to access liquidity and capital, as well as the cost of credit and capital.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, our business will suffer. Our principal sources of liquidity are fees, annuity deposits and cash flow from investments and assets.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry and our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be limited if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, there is a risk that we may not be able to successfully obtain additional financing on favorable terms, or at all. Any actions we might take to access financing may cause rating agencies to reevaluate our ratings.

Disruptions, uncertainty or volatility in the capital and credit markets, such as that experienced over the past few years, may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment.

Changes in prevailing interest rates or a prolonged period of low interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, our annuity products and certain of our retirement products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operation. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. Residential mortgage-backed securities (“RMBS”) and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, annuity contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

Ratings are important to our business. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. Our credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Financial strength ratings are important factors affecting public confidence in insurers. Our financial strength ratings are important to our ability to sell our products and services to our customers. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our ratings could be downgraded at any time and without notice by any rating agency. For example, in December 2011, both S&P and Moody's Investors Service, Inc. (“Moody's”) downgraded our financial strength ratings as a result of the announcement by

ING Group regarding the financial impact of the change in policyholder behavior assumptions in ING U.S., Inc.'s Closed Block Variable Annuity segment, which resulted in a charge of €1.1 billion against the results of that segment, as reflected in ING Group's 2011 financial statements reported under International Financial Reporting Standards (“IFRS”). For a description of material rating actions that have occurred from December 31, 2011 through the date of this filing, see “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources- Ratings.”

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in AUM and result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect access to the commercial paper market or the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes our financial strength ratings or the credit or financial strength rating of ING U.S., Inc. may affect the fair value of our liabilities.

As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

In each of our businesses we face intense competition, including from domestic and foreign insurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, or have higher claims-paying or credit ratings than we do.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Future economic turmoil may accelerate additional consolidation activity. Many of our competitors also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders and/or a significant decline in sales. The competitive landscape in which we operate may be further affected by the government sponsored programs in the United States and similar governmental actions outside of the United States in response to the dislocations in financial markets. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business or result in losses.

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during extremely turbulent times. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See “Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses” for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Past or future misconduct by our employees, registered representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

Third parties that owe us money, securities or other assets may not pay or perform under their obligations. These parties include the issuers or guarantors of securities we hold, customers, reinsurers, trading counterparties, securities lending and repurchase counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our results of operations, financial condition and liquidity.
We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including brokers and dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions are comprised of derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the recent financial crisis. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect liquidity.

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction. Additionally, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the resultant changes in collateral requirements may increase the need for liquidity and eligible collateral assets in excess of what is already being held.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and results of operations.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within ABS, including mortgage-backed securities and various CMO tranches, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See -“A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.” We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that are managed by our affiliates. Any decrease in the value of such investments could negatively affect our revenues and income.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices.

Although the allocation has declined, we invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the estimated fair value of the loan's collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan's observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

Further, any geographic or sector concentration of our commercial mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we generally seek to mitigate the risk of sector concentration by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated, which could affect our results of operations and financial condition.

In addition, liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments could affect our results of operations or financial condition. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, regardless of whether or not the environmental damage or threat was caused by the obligor, which could harm our results of operations and financial condition. We also may face this liability after foreclosing on a property securing a mortgage loan held by us.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues and income.

Many of our products and services are complex and are frequently sold through intermediaries. In particular, we are reliant on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.

The valuation of many of our financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

The following financial instruments are carried at fair value in our financial statements: fixed income securities, equity securities, derivatives, embedded derivatives and separate account assets. We have categorized these instruments into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), while quoted prices in markets that are not active or valuation techniques requiring inputs that are observable for substantially the full term of the asset or liability are Level 2.

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees (collectively, “guaranteed benefit derivatives”) include risk-free interest rates, interest rate implied volatility, and actuarial assumptions such as lapse rates as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determinations of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income (loss).

We evaluate investment securities held for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For fixed income securities held, an impairment loss is recognized if the fair value of the debt security is less than the carrying value and we no longer have the intent to hold the debt security; if it is more likely than not that we will be required to sell the debt security before recovery of the amortized cost basis; or if a credit loss has occurred.

When we do not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area in which the issuer conducts business, financial condition of the issuer or underlying collateral of a security, payment structure of the security, changes in credit rating of the security by the rating agencies, volatility of the fair value changes and other events that adversely affect the issuer. In addition, we take into account relevant broad market and economic data in making impairment decisions.

As part of the impairment review process, we utilize a variety of assumptions and estimates to make a judgment on how fixed income securities will perform in the future. It is possible that securities in our fixed income portfolio will perform worse than our expectations. There is an ongoing risk that further declines in fair value may occur and additional other-than- temporary impairments may be recorded in future periods, which could materially and adversely affect our results of operations and financial condition. Furthermore, historical trends may not be indicative of future impairments or allowances.

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary (“OTTI”) and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

Our participation in a securities lending program and a reverse repurchase program subjects us to potential liquidity and other risks.

We participate in a securities lending program whereby blocks of securities, which are included in fixed income securities and short-term investments, are loaned to third-party borrowers, primarily major brokerage firms and commercial banks. We generally obtain cash collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. The cash collateral received is typically invested in fixed income securities. A return of loaned securities by a borrower would require us to liquidate the investments held as collateral and return the cash collateral associated with such loaned securities.

We also participate in a reverse repurchase program for our general account whereby we sell fixed income securities to third-party repurchase counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. Our policy requires that, at all times during the term of the reverse repurchase agreements, cash or other types of collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. The cash proceeds received under the reverse repurchase program are typically invested in fixed income securities and cannot be returned prior to the scheduled repurchase date; however, market conditions on the repurchase date may limit our ability to enter into new agreements. The repurchase of securities or our inability to enter into new reverse repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the repurchase or maturity date.

For both securities lending and reverse repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and reverse repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management's Narrative Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources-Securities Lending.”

Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition.

We establish and hold reserves to pay future policy benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections, which are inherently uncertain and involve the exercise of significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We periodically review the adequacy of reserves and the underlying assumptions. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could materially and adversely affect our results of operations and financial condition.

We may face significant losses if mortality rates, morbidity rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations.
We set prices for many of our annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of our annuity products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.
Pricing of our annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The potential development of third-party investor strategies in the annuities business could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.
Pricing of our products is also based on long-term assumptions regarding interest rates, investment returns and operating costs. Management establishes target returns for each product based upon these factors, the other underwriting assumptions noted above and the average amount of regulatory and rating agency capital that we must hold to support in-force contracts. We monitor and manage pricing and sales to achieve target returns. Profitability from new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions. Our profitability depends on multiple factors, including the comparison of actual mortality, morbidity and persistency rates and policyholder behavior to our assumptions; the adequacy of investment margins; our management of market and credit risks associated with investments; our ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits and contract administration expenses; the adequacy of contract charges and availability of revenue from providers of investment options offered in variable contracts to cover the cost of product features and other expenses; and management of operating costs and expenses.
Unfavorable developments in interest rates, credit spreads and policyholder behavior can result in adverse financial consequences related to our stable value products, and our hedging program and risk mitigation features may not successfully offset these consequences.

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Retirement business. These products are designed to provide a guaranteed annual credited rate (currently between zero and three percent) on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

The sensitivity of our statutory reserves and surplus established for the stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the book value of assets, the market value of assets, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in low interest rate environments, we bear exposure to the risk that the credited rate exceeds the earned rate on guaranteed annual credited rate products, and, in a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals.

To the extent that our hedging program and other risk mitigating features do not operate as intended or are not fully effective, we remain exposed to the risks described above.

We may be required to accelerate the amortization of DAC, deferred sales inducements (“DSI”) and/or VOBA, any of which could adversely affect our results of operations or financial condition.

DAC represents the incremental costs related directly to the acquisition of new and renewal insurance and annuity contracts. DSI represents amounts that are credited to a policyholder's account balance as an inducement to purchase a contract. VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender and lapse rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts to other insurance companies through reinsurance. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to cover the claims on the reinsured policies. In addition, reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

In addition, if a reinsurer loses its accredited reinsurer status in any state where were we are licensed to do business, we will not be entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying assets in a qualifying trust or post qualifying LOCs, and we would be required to establish additional reserves. The cost of letters of credit, when available, continues to be very expensive in the current economic environment. Because of this, our affiliated offshore reinsurer has established and will continue to pursue alternative sources of qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers are unsuccessful in obtaining sources of qualifying reinsurance collateral, we may not be able to obtain full reserve credit. Loss of reserve credit would require us to establish additional reserves and would result in a decrease in the level of our capital.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is with accredited reinsurers or is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operation and financial condition.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to our customers. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of GICs and variable annuity guarantees and stable value contracts may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios also limits our ability to make dividends or distributions to our Parent and could be a factor in causing ratings agencies to downgrade our financial strength ratings, which could have a material adverse effect on our business, results of operations and financial condition.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Certain of our employees and contractors and many sales representatives of our broker-dealer subsidiaries have access to and routinely process personal information of customers through a variety of media, including the internet and software applications. We rely on various internal processes and controls to protect the confidentiality of customer information that is accessible to, or in the possession of, us, our employees, contractors and sales representatives. It is possible that an employee, contractor or sales representative could, intentionally or unintentionally, disclose or misappropriate confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or sales representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

In addition, FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as U.S. GAAP converges with IFRS, including how we account for our insurance policies, annuity contracts and financial instruments and how our financial statements are presented. Furthermore, the U.S. Securities and Exchange Commission (“SEC”) is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to U.S. GAAP and ultimate conversion to IFRS, if undertaken, could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement effective January 1, 2013, a change in control could affect availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

For years beginning before January 1, 2013, we and certain of our U.S. affiliates, including ING U.S., Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires ING U.S., Inc. to pay its subsidiaries, including us, for the tax benefits of ordinary and capital losses as they are incurred and in turn requires its subsidiaries, including us, to pay ING U.S., Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, ING U.S., Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require ING U.S., Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. For the years ended December 31, 2012, 2011 and 2010, we made net cash payments to ING U.S., Inc. under the tax sharing agreement of $170.1, $108.4 and $0.6, respectively.

Effective January 1, 2013, the Company has entered into a new tax sharing agreement with ING U.S., Inc. which provides that for 2013 and subsequent years that ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. This change may cause us to establish tax valuation allowances, reduce statutory-based admitted assets and/or cause us to no longer be entitled to receive net cash payments from ING U.S., Inc. in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group.

One such instance where the associated tax benefits could not be used by the consolidated tax group would occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered when an "ownership change" (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2012, management believes that we and our ING U.S., Inc.'s affiliates have not had an "ownership change" for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Future increases of capital or other changes in ownership may adversely affect cumulative ownership and could trigger an "ownership change", which consequently could limit the ability of the ING U.S., Inc.'s affiliates to use tax attributes and could correspondingly decrease the value of these attributes.

We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes and FASB developments may result in an increase in the valuation allowance. An increase in the valuation allowance could have a material adverse effect on the Company's results of operations and financial condition.

As of December 31, 2012, we have recognized deferred tax assets in the amount of $36.8 based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit will be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, “Income Taxes”. As of December 31, 2012, our valuation allowance was $11.1.

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The recent financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates, including ING Group, can also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

Litigation may adversely affect our profitability and financial condition.

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Our reserves for litigation may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, upon the results of operations or cash flow for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

A loss of, or significant change in, key product distribution relationships could materially affect sales.

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

The occurrence of natural or man-made disasters may adversely affect our results of operations and financial condition.

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

•	losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;

•	changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts; and

•	disruption of our normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

There can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on whom we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

Claims resulting from a catastrophic event could also materially harm the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries. Our ability to write new business could also be adversely affected.

In addition, the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. It is possible that a catastrophic event could require extraordinary assessments on us, which may have a material adverse effect on our business, results of operations and financial condition.

The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

Our success depends in large part on our ability to attract and retain key people. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Our key employees include investment professionals, such as portfolio managers, sales and distribution professionals, actuarial and finance professionals and information technology professionals. While we do not believe that the departure of any particular individual would cause a material adverse effect on our operations, the unexpected loss of several of our senior management, portfolio managers or other key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business, and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees. We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including internal controls over financial reporting.

Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our information technology systems that results in inappropriate disclosure or use of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

Although our affiliate, ING USA Annuity and Life Insurance Company ("ING USA") ceased sales of retail variable annuity products, we continue to offer variable annuity products and other products with similar features in our ongoing business.

In 2009, our affiliate, ING USA, decided to cease sales of retail variable annuities with substantial guarantee features. However, we continue to offer variable annuity products in our ongoing business as well as products that have some of the features of variable annuities such as guaranteed benefits. For example, certain of the deferred annuities sold by us are on group and individual variable annuity policy forms, since these product types allow customers to allocate their retirement savings to a variety of different investment options. These products may contain guaranteed death benefit features, but they do not offer guaranteed living benefit features of the type found within the retail variable annuities previously sold by ING USA.

We recently introduced an optional guaranteed retirement income portfolio (“GRIP”) feature that, if elected by an employee of one of our plan sponsor customers, provides guaranteed lifetime withdrawal benefits (“GLWB”) to such employees. The GLWB is offered through a multi-insurer model, whereby we and two unaffiliated insurers provide GLWB coverage to participating employees. In contrast to the retail guaranteed minimum withdrawal benefits for life (“GMWBL”) provisions formerly offered by ING USA, the GLWB provisions within GRIP do not offer rollup benefits; furthermore, we reprice the GLWB amount purchased by contributions to the GRIP feature on a quarterly basis. In addition, the investment elections available to participating employees have substantially less flexibility than the elections offered to retail customers as part of the retail variable annuities previously sold by ING USA. We also have the right to cease accepting new contributions to the GRIP feature, subject to providing 180 days advance notice to the plan sponsor.

Risks Related to Regulation

Our businesses and those of ING Group and its affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

We are subject to detailed insurance, securities and other financial services laws and government regulation. In addition to the insurance, securities and other regulations and laws specific to the industries in which we operate, regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the United States and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or other anti-corruption measures. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations applicable to our businesses.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. Various jurisdictions in which ING Group and its subsidiaries operate, including the United States, apply prudential and other regulations to the holding companies and affiliates of financial institutions. If the applicable laws and regulations in any of these jurisdictions, or the application or interpretation of such laws and regulations by applicable regulators and other authorities, were to change, or if ING Group or one of its subsidiaries (other than the Company) were to change the nature of the regulated activities they conduct, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not be subject as a standalone enterprise. This could require us to incur material compliance, reporting or other costs or to forego certain types of material revenues or could otherwise be material and adverse to us. We do not have any control over the activities conducted by ING Group or its subsidiaries (other than the Company). As one source of potential change in the regulations applied to ING Group and its subsidiaries, we expect that in March 2014 the European Central Bank will assume responsibility for part of the prudential supervision of ING Bank and its holding company, ING Group that is currently exercised by the Dutch Central Bank (De Nederlandsche Bank, DNB). It is uncertain if and how this new supervisory structure will impact the Company.

In addition, the 2012 Amended Restructuring Plan contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See "Management's Narrative Analysis of Results of Operations and Financial Condition - Dutch State Transactions and Restructuring Plan."

Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Connecticut. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. For example, in October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. We cannot predict what actions and regulatory changes will result from this study and what impact such changes will have on our financial condition and results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

In some cases, this regulatory scrutiny has led to legislation and regulation, or proposed legislation and regulation that could significantly affect the financial services industry, or has resulted in regulatory penalties, settlements and litigation. New laws, regulations and other regulatory actions aimed at the business practices under scrutiny could materially and adversely affect our business, results of operations or financial condition. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving us, could influence the manner in which we distribute our products, result in negative coverage of the industry by the media, cause significant harm to our reputation and materially and adversely affect our business, results of operations or financial condition.

Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

Our annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”), the IRS and the Office of the Comptroller of the Currency (“OCC”).

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution and administration. Failure to administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations or adversely impact profitability.

The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act's potential impact on us include:

•
If designated by the Financial Stability Oversight Council (“FSOC”) as a nonbank financial company subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”), we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their size and potential impact on the financial stability of the United States. As long as the Company continues to be controlled by ING Group, the FSOC may consider the Company together with ING Group's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. and its subsidiaries, including us, either on a standalone basis or together with ING Group's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as we are controlled by ING Group.

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets. New margin and capital requirements on market participants contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
Pursuant to requirements of the Dodd-Frank Act, the SEC and CFTC are currently considering whether stable value contracts should be regulated as “swap” derivative contracts. In the event that stable value contracts become subject to such regulation, certain aspects of our business could be adversely impacted, including issuance of stable value contracts and management of assets pursuant to stable value mandates.

•
The Dodd-Frank Act establishes a Federal Insurance Office within the United States Department of the Treasury (“Treasury Department”) headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Federal Insurance Office may recommend enhanced regulations to the states.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “-Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

•	The Dodd-Frank Act could result in various ex-post assessments being imposed on us, the costs of which we are unable to estimate at this time.

Although the full impact of the Dodd-Frank Act cannot be determined until the various studies mandated by the law are conducted and implementing regulations are adopted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition.

See “Management's Narrative Analysis of Results of Operations and Financial Condition - Recently Enacted Legislation” for further discussion of the impact of the Dodd-Frank Act on our businesses.

In addition, we are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board ("FASB") and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the recent financial crisis and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, due to our being under the control of ING Group. We are unable to predict how any such regulations could affect the way ING Group conducts its business and manages capital, or to what extent any resulting changes in the way ING Group conducts its business or manages capital could affect our business, our relationship with ING Group or our results of operations, financial condition and liquidity. For a further discussion of foreign regulation and its potential effect on us while we are controlled by ING Group, including the impact of the Solvency II Directive, see “Management's Narrative Analysis of Results of Operations and Financial Condition - International and National Regulatory Initiatives .”

Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability.

U.S. federal and state securities laws apply to sales of our annuity products (which are considered to be both insurance products and securities). As a result, our products are subject to regulation under these federal and state securities laws. Our separate accounts are registered as investment companies under the Investment Company Act. Some registered annuity contracts we issue also are registered under the Securities Act of 1933, as amended (the "Securities Act"). Certain of our subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are members of and subject to, regulation by FINRA, and are also registered as broker-dealers, in various states, as applicable. In addition, some of our subsidiaries are registered as investment advisers under the Investment Advisers Act.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising proposals, including those directed at the life insurance industry and its products. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

One such recent measure is the American Taxpayer Relief Act of 2012 which was passed to avert the “fiscal cliff” and made permanent the marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. Although we do not consider it likely that Congress will revisit these rates in the short term, it is likely to pursue spending cuts (which may take the form of reducing or eliminating tax preferences associated with our industry and products) to offset mandatory spending cuts, as part of any negotiations to raise the federal borrowing limit, and as part of funding the federal government when the current continuing resolution expires. Congress may also consider the same types of spending cuts and revenue raising options on an even larger scale later in 2013 or 2014 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them further. Such a situation may result in even more pressure on raising revenue from tax preferences associated with our Company and products.

Additionally, we are subject to federal corporation income tax and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits and insurance reserve deductions. Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and adversely impact our capital position. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting us or our policyholders, including but not limited to, those mentioned above or imposing new costs.

Changes to regulations under ERISA could adversely affect our distribution model by restricting our ability to provide customers with advice.

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In March 2010, the DOL issued proposed regulations which provide limited relief from these investment advice restrictions. The DOL issued final rules in October of 2011 and did not provide additional relief regarding these restrictions. As a result, the ability of certain of our investment advisory subsidiaries and their advisory representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, will likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these investment advisers and their affiliates.

Other proposed regulatory initiatives under ERISA may negatively impact our broker-dealer subsidiaries. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. Although the DOL has withdrawn this proposal, it has indicated its intent to re-propose the regulation in a modified form. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations.

In addition, the DOL has issued a number of regulations recently, and may issue additional similar regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

Changes in U.S. pension laws and regulations may affect our results of operations and our profitability.

Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 made significant changes in employer pension funding obligations associated with defined benefit pension plans that are likely to increase sponsors' costs of maintaining these plans and imposed certain requirements on defined contribution plans. Over time, these changes could negatively impact our sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which we provide insurance, administrative, or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment based retirement plans.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. We offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. Consequently, this legislation could indirectly affect the mix of our business, with fewer closeouts and more non-guaranteed funding products, and adversely impact our results of operations.

Risks Related to Our Separation from, and Continuing Relationship with, ING Group

Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation and various uncertainties associated with the implementation of our separation from ING Group.

As an indirect wholly owned subsidiary of ING Group, we have marketed our products and services using the “ING” brand name and logo. We believe the association with ING Group has provided us with preferred status among our customers, vendors and other persons due to ING Group's globally recognized brand, perceived high quality products and services and strong capital base and financial strength.

As a result of our separation from ING Group, some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer will be a part of ING Group.

Our separation from ING Group could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. Our ability to attract and retain highly qualified independent sales intermediaries and dedicated sales specialists for our products may also be negatively affected. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other action to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the effect that our separation from ING Group will have on our business, sales intermediaries, customers or employees.

Various uncertainties and risks are associated with the implementation of various aspects of our separation from ING Group, any of which could have an adverse impact on our business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management's attention; difficulty in retaining or attracting employees; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the separation strategies; and potential implementation challenges or execution risks and possible increased operating costs related to the separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING's banking businesses.

Our continuing relationship with ING Group, our ultimate parent, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

Even if ING Group divests at least 25% of ING U.S., Inc. by December 31, 2013 as required by the 2012 Amended Restructuring Plan, ING Group will continue to own a substantial majority of ING U.S., Inc. common stock and we will be a consolidated subsidiary of ING Group for purposes of its financial reporting. Circumstances affecting ING Group may have an impact on us and we cannot be certain how further changes in circumstances affecting ING Group may impact us.

In November 2008, the Dutch State purchased non-voting core Tier 1 securities from ING Group for a total consideration of €10 billion and in the first quarter of 2009 ING Group entered into an Alt-A Back-up Facility with the Dutch State (see “Alt-A Back-up Facility” in Part II, Item 7. herein). In connection with the Dutch State Transactions, ING Group accepted certain restrictions regarding the compensation of certain of its senior management positions. In addition, the Dutch State was granted the right to nominate two candidates for appointment to ING Group's Supervisory Board (the “Supervisory Board”) and the Dutch State's nominees have veto rights over certain material transactions, including the issuance or repurchase by ING Group of its shares.

In 2009, ING Group was required to submit a restructuring plan to the EC to obtain EC approval for the Dutch State Transactions under the EC state aid rules. On October 26, 2009, ING Group announced its 2009 Restructuring Plan, pursuant to which ING Group is required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement action against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See “Dutch State Transactions and Restructuring Plan” in Part II, Item 7. herein.

We cannot accurately predict whether any restrictions and limitations imposed on ING Group on account of the Dutch State Transactions, or the implementation of the 2012 Amended Restructuring Plan (or any further amendment thereof), will have a negative effect on our businesses and financial flexibility or result in conflicts between the interests of ING Group and our interests. In addition, it is difficult for us to predict whether any changes to, or termination of, the Dutch State Transactions could occur as a result of the 2012 Amended Restructuring Plan (or any further amendment thereof) and whether any effect on our business would result from that. We also note that we cannot predict the possible effect of ING Group not satisfying its commitment to divest ING U.S., Inc. and its subsidiaries including the Company as agreed with the EC, for instance, by having a remaining ownership interest in ING U.S., Inc. and its subsidiaries beyond any deadline agreed with the EC.

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.    Properties

The Company's home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties. Affiliates within ING's U.S. operations provide the Company with various management, finance, investment management and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

Item 3.        Legal Proceedings

See the Commitments and Contingencies note to the Consolidated Financial Statements included in this Annual Report on Form 10-K, under "Litigation and Regulatory Matters."

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING Life Insurance and Annuity Company ("ILIAC"). All of ILIAC’s outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. ("Lion" or "Parent"), a Connecticut holding and management company, which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

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

During the year ended December 31, 2012, ILIAC did not receive any capital contributions from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.

During the year ended December 31, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend or distribution on its common stock to its Parent. During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. On October 15, 2012, December 22, 2011 and October 30, 2010, ING Financial Advisers, LLC ("IFA") paid a $90.0, $65.0 and $60.0 dividend, respectively, to ILIAC, its parent, which was eliminated in consolidation. On December 21, 2012, Directed Services LLC ("DSL") paid a $15.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

Item 6.    Selected Financial Data
(Dollar amounts in millions, unless otherwise stated)

ING LIFE INSURANCE AND ANNUITY COMPANY AND SUBSIDIARIES
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data, except for the assets under management and administration, has been derived from the consolidated financial statements. The following selected financial data should be read in conjunction with "Management's Narrative Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto, which can be found under Part II, Item 7. and Item 8. contained herein.

	2012	2011	2010
CONSOLIDATED OPERATING RESULTS
Net investment income	$1,348.8	$1,420.9	$1,342.3
Fee income	648.8	614.0	583.5
Premiums	36.0	33.9	67.3
Broker-dealer commission revenue	225.5	218.3	220.0
Net realized capital gains (losses)	59.3	(215.8)	(18.8)
Total revenues	2,318.4	2,085.8	2,227.6
Interest credited and other benefits to contract owners	746.7	763.4	769.2
Broker-dealer commission expense	225.5	218.3	220.0
Net amortization of deferred policy acquisition costs and value of business acquired	131.1	94.2	(41.2)
Net income	325.4	320.3	377.9

CONSOLIDATED FINANCIAL POSITION
Total investments	$26,083.7	$23,595.5	$21,184.1
Assets held in separate accounts	53,655.3	45,295.2	46,489.1
Total assets	83,871.8	74,149.9	73,100.6
Future policy benefits and contract owner account balances	24,191.2	23,062.3	21,491.6
Liabilities related to separate accounts	53,655.3	45,295.2	46,489.1
Total shareholder's equity	4,261.4	3,976.3	3,092.0

ASSETS UNDER MANAGEMENT AND ADMINISTRATION
Variable annuities	$41,815.9	$36,912.5	$38,427.8
Fixed annuities	21,963.9	20,584.3	19,452.6
Stabilizer	8,273.9	6,781.6	5,681.0
Plan sponsored and other	842.4	504.0	632.2
Total assets under management	72,896.1	64,782.4	64,193.6
Assets under administration	101,933.8	94,642.7	91,112.6
Total assets under management and administration	$174,829.9	$159,425.1	$155,306.2

Item 7.        Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company ("ILIAC") and its wholly owned subsidiaries (collectively, "we" or "our") for each of the three years ended December 31, 2012, 2011 and 2010 and financial condition as of December 31, 2012 and 2011. This item should be read in its entirety and in conjunction with the selected financial data, consolidated financial statements and related notes and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

1.	Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

2.	Adverse capital and credit market conditions may impact our ability to access liquidity and capital, as well as the cost of credit and capital.

3.	The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment.

4.	A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

5.	Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

6.	Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business or result in losses.

7.	The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

8.	Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect liquidity.

9.
Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and results of operations.

10.	Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

11.	Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

34

12.
Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues and income.

13.
The valuation of many of our financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

14.
The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income (loss).

15.	Our participation in a securities lending program and a reverse repurchase program subjects us to potential liquidity and other risks.

16.	Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition.

17.	We may face significant losses if mortality rates, morbidity rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations.

18.
Unfavorable developments in interest rates, credit spreads and policyholder behavior can result in adverse financial consequences related to our stable value products, and our hedging program and risk mitigation features may not successfully offset these consequences.

19.	We may be required to accelerate the amortization of DAC, deferred sales inducements (“DSI”) and/or VOBA, any of which could adversely affect our results of operations or financial condition.

20.	Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

21.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

22.
Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

23.	Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

24.	Under the tax sharing agreement effective January 1, 2013, a change in control could affect availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

25.
We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

26.
Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

27.	Litigation may adversely affect our profitability and financial condition.

28.	A loss of, or significant change in, key product distribution relationships could materially affect sales.

29.	The occurrence of natural or man-made disasters may adversely affect our results of operations and financial condition.

30.	The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

31.
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.

32.	We may not be able to protect our intellectual property and may be subject to infringement claims.

33.
Although our affiliate, ING USA Annuity and Life Insurance Company ("ING USA") ceased sales of retail variable annuity products, we continue to offer variable annuity products and other products with similar features in our ongoing business.

34.	Our businesses and those of ING Group and its affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

35.	Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

36.	Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

37.
The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition or liquidity.

38.	Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability.

39.
Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

40.	Changes to regulations under ERISA could adversely affect our distribution model by restricting our ability to provide customers with advice.

41.	Changes in U.S. pension laws and regulations may affect our results of operations and our profitability.

42.
Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation and various uncertainties associated with the implementation of our separation from ING Group.

43.
Our continuing relationship with ING Group, our ultimate parent, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7. and 7A. contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The Consolidated Financial Statements include ILIAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services LLC ("DSL"). ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which together with its subsidiaries, including us, constitutes ING's U.S.-based retirement, investment management and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012 which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.
We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization of DAC and VOBA, valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements.

Reserves for Future Policy Benefits

We establish and carry actuarially-determined reserves that are calculated to meet our future obligations. The principal assumptions used to establish liabilities for future policy benefits are based upon our experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, benefit utilization, inflation and expenses. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions. A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money," or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender.

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.0%.

Although assumptions are "locked-in" upon the issuance of payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Product Guarantees

Certain variable annuities offer guaranteed minimum death benefits ("GMDB") and the reserves are determined by estimating the value of expected benefits in excess of the projected account balance and the excess is ratably recognized over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as near-term and long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. We periodically evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for Managed custody guarantee ("MCG") products. These derivatives are measured at estimated fair value with changes in estimated fair value along with attributed fees collected, reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer and MCG contracts is determined based on the present value of projected future claims minus the present value of future guaranteed premiums. At inception of the contract, we project a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The Stabilizer embedded derivative liability and the stand-alone derivative for MCG include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of our Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Through the second quarter of 2012, our nonperformance risk adjustment was based on the credit default swaps ("CDS") spreads of ING Insurance and applied to the risk-free swap curve in our valuation models. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt in the third quarter of 2012, we changed the estimate of nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer holding company CDS spreads, adjusted to reflect our credit quality, as well as an adjustment to reflect the priority of policyholder claims. The impact for nonperformance risk on the fair value of these liabilities was a reduction to the liability of approximately $25.5 as of December 31, 2012.

Refer to "Item 7A Qualitative and Quantitative Disclosure about Market Risk" for additional information regarding the hedging strategies and reinsurance utilized for product guarantees, including sensitivities of the embedded derivative liabilities to changes in certain capital markets assumptions.

Valuation and Amortization of DAC and VOBA

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition, as well as certain costs that are directly related to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. DAC recoverability testing is performed for current issue year products to determine if premiums are sufficient to cover estimated benefits and expenses. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies

We amortize DAC and VOBA related to fixed and variable deferred annuity contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, the current period's estimated gross profits are updated with actual historical gross profits which are reflected and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

Each year, or more frequently if circumstances indicate a potential loss recognition issue exists, we perform testing to assess the recoverability of DAC/VOBA and other intangibles. If DAC/VOBA and other intangibles are not deemed recoverable from future expected profits, changes will be applied against the DAC/VOBA and other intangibles before an additional reserve is established.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates and results of operations. Assumptions are management's best estimate of future outcome. Several assumptions are considered significant and require significant judgment in the estimation of gross profits associated with our variable products. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

•
One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period. We implemented this reversion to the mean methodology on January 1, 2011.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credit rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment. Estimated gross profits of our variable annuity contracts are sensitive to these assumptions.

Valuation of Investments and Derivatives

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

We categorize our financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity which can impact our ability to liquidate and the selling price which can be realized for our securities.

Derivatives

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, Standard & Poor's 500 Index ("S&P 500") prices, London Interbank Offered Rate ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as third-party brokers. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain CDS and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded and stand-alone derivatives associated with annuity contracts, refer to the "Critical Accounting Policies, Judgments and Estimates - Reserves for Future Policy Benefits" section.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from these assumptions used in such valuations can have a significant effect on the results of operations.

Impairments

We evaluate our available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, we give greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

We use the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments.

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency, RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, based on the original purchase yield or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. For additional information regarding the evaluation process for impairments, see the Note for Investments in our Consolidated Financial Statements for further information regarding the evaluation process for impairments.

Income Taxes

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in our financial statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

The results of our operations are included in the consolidated tax return of ING U.S.,Inc. Generally, our consolidated financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740) as if we were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Our tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which we are included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to us an amount equal to the tax benefit of our net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, we entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

We evaluate and test the recoverability of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;

▪	Taxable income in prior carryback years;

▪	Projected future income, exclusive of reversing temporary differences and carryforwards;

▪	Projected future reversals of existing temporary differences;

▪	The length of time carryforwards can be utilized;

▪	Any prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused; and

▪	Any tax rules that would impact the utilization of the deferred tax assets.

As of December 31, 2012 and 2011, we recorded the following valuation allowances:

	2012	2011
Foreign tax credits	$11.1	$11.1

In establishing unrecognized tax benefits, we determine whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Consolidated Financial Statements. We measure the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information.

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates and effective tax rate.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of management's best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

We are involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against us sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. It is not always possible to accurately estimate the outcome of such lawsuits/arbitrations. Therefore, changes to such estimates could be material. As facts and circumstances change, our estimates are revised accordingly. Our reserves reflect management's best estimate of the ultimate resolution.

Results of Operations

Overview

Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "not-for-profit" organizations) and corporate markets. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

We derive our revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on investments, (c) realized capital gains (losses) on investments and product guarantees and (d) certain other fees. Our expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.  In addition, we collect broker-dealer commission revenues through our subsidiaries, DSL and IFA, which are, in turn, paid to broker-dealers and expensed.

Economic Analysis

The pace of economic growth in the U.S. remains subdued.  The U.S. economy grew 2.2% in 2012 following a growth rate of 1.8% in the previous year. Industrial production expanded 2.9% in 2012, less than the previous year's expansion of 3.8%.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded but fairly tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the mediocre increase in real disposable income.  Business fixed investment has slowed, while the housing sector is recovering from depressed conditions. Residential investment remains weak but has been improving as indicated by gradual increases in housing starts, building permits, and pending home sales.  House prices, though well below their peaks, have started to stabilize and have been rising in several metro areas. However, real export growth has been disappointing.  The expansion of global industrial production and trade has been sluggish because of a slowing in growth rates, both in advanced countries and emerging markets, and investors' concerns about global financial fragility. The U.S. labor market remains weak. Job growth per month has averaged 151,000 jobs year to date, slightly below job growth that averaged 153,000 jobs per month last year. Meanwhile, initial and continuing unemployment claims have stabilized after the increase immediately following Hurricane Sandy, although the decline in unemployment claims since the beginning of the year has been fairly gradual. Overall inflation, as measured by Consumer Price Index and Personal Consumption Expenditures indices, has declined in 2012 to less than 2.0% on a year-over-year basis, even though commodity and energy prices are elevated. Core inflation also declined in 2012.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, private sector deleveraging, and tepid expansion of credit and bank lending.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has revised its conditional commitment to keeping the federal funds target rate in the range of 0 to 25 basis points as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above its long-run goal of 2%, and inflation expectations are well anchored. The Fed is undertaking open-ended quantitative easing. It will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. In December 2012 the Fed announced that it will purchase long-term Treasury securities after its program to extend the average maturity of its holding of Treasury securities is completed at the end of 2012. Initially it will purchase $45 billion of long-term Treasury securities per month, while reinvesting maturing agency debt and agency mortgage-backed securities in agency mortgage-backed securities. These programs are likely to exert downward pressure on longer-term interest rates, mortgage rates, and be supportive of financial conditions.

Short-term LIBOR remains low by historic standards and has declined since the beginning of 2012. Meanwhile, U.S. Treasury rates have declined somewhat since the beginning of 2012. Long-term U.S. Treasury rates decreased slightly in the fourth quarter of 2012 as compared to the same period in the previous quarter. The moderate decline in U.S. Treasury rates is due to a variety of factors, including the Fed's policy and investors' concerns about global economic outlook.

In spite of modest expansion in economic activity since the beginning of 2013, risks to the U.S. economy continue to point to possible negative developments. These risks include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected fiscal tightening in 2013, which would lower aggregate demand; financial and economic spillover from the euro zone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There would also be drag on real GDP growth arising from decrease in public expenditure and higher taxes rates in 2013. These economic conditions and risks are not unique to us, but present challenges to the entire insurance and financial services industry.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2012 were primarily impacted by a Net realized capital gain in the current year versus a Net realized capital loss in the prior year and higher Fee income. These favorable items were offset by lower Net investment income, higher Net amortization of DAC/VOBA and the change in Income tax expense (benefit).

	Years Ended December 31,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,348.8	$1,420.9	$(72.1)	(5.1)%
Fee income	648.8	614.0	34.8	5.7%
Premiums	36.0	33.9	2.1	6.2%
Broker-dealer commission revenue	225.5	218.3	7.2	3.3%
Net realized capital gains (losses):
Total other-than-temporary impairments	(14.1)	(116.8)	102.7	87.9%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(3.2)	(9.5)	6.3	66.3%
Net other-than-temporary impairments recognized in earnings	(10.9)	(107.3)	96.4	89.8%
Other net realized capital gains (losses)	70.2	(108.5)	178.7	164.7%
Total net realized capital gains (losses)	59.3	(215.8)	275.1	127.5%
Other revenue	—	14.5	(14.5)	NM
Total revenues	2,318.4	2,085.8	232.6	11.2%
Benefits and expenses:
Interest credited and other benefits to contract owners	746.7	763.4	(16.7)	(2.2)%
Operating expenses	696.5	692.0	4.5	0.7%
Broker-dealer commission expense	225.5	218.3	7.2	3.3%
Net amortization of deferred policy acquisition costs and value of business acquired	131.1	94.2	36.9	39.2%
Interest expense	2.0	2.6	(0.6)	(23.1)%
Total benefits and expenses	1,801.8	1,770.5	31.3	1.8%
Income (loss) before income taxes	516.6	315.3	201.3	63.8%
Income tax expense (benefit)	191.2	(5.0)	196.2	NM
Net income (loss)	$325.4	$320.3	$5.1	1.6%
NM - Not Meaningful

Revenues

Total revenues increased $232.6 for the year ended December 31, 2012, primarily impacted by higher Total net realized capital gains (losses) and higher Fee income, partially offset by lower Net investment income.

Net investment income decreased $72.1 from $1,420.9 to $1,348.8 primarily due to the loss recorded on the sale of certain alternative investments compared to positive income on these assets in 2011. In addition, decline in income for the other partnerships was offset by higher investment income on commercial mortgage loans.

Fee income increased $34.8 from $614.0 to $648.8 primarily due to an increase in separate account and institutional/mutual fund assets under management, driven by the favorable equity market.

Total net realized capital gains (losses) changed $275.1 from $(215.8) to $59.3 primarily due to favorable changes in the fair value of embedded derivatives on product guarantees. Also contributing to the favorable change were lower losses on interest rate derivative contracts, partially offset by trading losses on corporate securities and U.S. Treasury securities.

Benefits and Expenses

Total benefits and expenses increased $31.3 from $1,770.5 to $1,801.8 primarily due to higher Net amortization of DAC/VOBA.

Net amortization of DAC and VOBA increased $36.9 from $94.2 to $131.1 primarily as a result of changes in DAC/VOBA unlocking. The 2012 results include an unfavorable unlocking of $18.5 compared to a favorable unlocking of $2.4 in 2011. Unfavorable unlocking in 2012 was driven by future assumption changes.

Income Taxes

Income tax expense (benefit) changed $196.2 from $(5.0) to $191.2 primarily due to an increase in income before income taxes and a reduction in the valuation allowance in 2011 due to changes in the realized capital gain position. The increase in the tax expense is also partly due to a decrease in the dividends received deduction and an increase in prior year taxes.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Our results of operations for the year ended December 31, 2011 and changes therein, were primarily impacted by an increase in Net realized capital losses and Net amortization of DAC/VOBA. These unfavorable items were partially offset by higher Net investment income and lower Operating expenses.

	Years Ended December 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,420.9	$1,342.3	$78.6	5.9%
Fee income	614.0	583.5	30.5	5.2%
Premiums	33.9	67.3	(33.4)	(49.6)%
Broker-dealer commission revenue	218.3	220.0	(1.7)	(0.8)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(116.8)	(199.2)	82.4	41.4%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(9.5)	(52.1)	42.6	81.8%
Net other-than-temporary impairments recognized in earnings	(107.3)	(147.1)	39.8	27.1%
Other net realized capital gains (losses)	(108.5)	128.3	(236.8)	(184.6)%
Total net realized capital gains (losses)	(215.8)	(18.8)	(197.0)	(1,047.9)%
Other revenue	14.5	33.3	(18.8)	(56.5)%
Total revenues	2,085.8	2,227.6	(141.8)	(6.4)%
Benefits and expenses:
Interest credited and other benefits to contract owners	763.4	769.2	(5.8)	(0.8)%
Operating expenses	692.0	789.8	(97.8)	(12.4)%
Broker-dealer commission expense	218.3	220.0	(1.7)	(0.8)%
Net amortization of deferred policy acquisition costs and value of business acquired	94.2	(41.2)	135.4	328.6%
Interest expense	2.6	2.9	(0.3)	(10.3)%
Total benefits and expenses	1,770.5	1,740.7	29.8	1.7%
Income (loss) before income taxes	315.3	486.9	(171.6)	(35.2)%
Income tax expense (benefit)	(5.0)	109.0	(114.0)	(104.6)%
Net income (loss)	$320.3	$377.9	$(57.6)	(15.2)%

Revenues

Total revenues decreased $141.8 for the year ended December 31, 2011 primarily due to higher Net realized capital gains (losses) and lower Premiums partially offset by an increase in Net investment income and higher Fee income.

Net investment income increased $78.6 from $1,342.3 to $1,420.9 primarily due to favorable returns for limited partnerships. Within the fixed maturity investments, investment income increased in corporate securities offset by a decline in CMBS investment income as positions were reduced and reinvested into investment grade ("IG") corporate securities. In addition, the increased income earned on corporate securities was also offset by a decline in earnings on certain collateralized mortgage obligation ("CMO") securities.

Premiums decreased $33.4 from $67.3 to $33.9 primarily due to lower sales of annuity products.

Total net realized capital losses increased $(197.0) from $(18.8) to $(215.8) primarily due to unfavorable changes in fair value on embedded derivatives on product guarantees due to changes in the interest rate environment. These changes were offset by higher trading gains driven by the improved economic conditions and changes in the interest rate environment.

Other revenue decreased $(18.8) from $33.3 to $14.5 due to fees and commission revenue related to the transfer of registered representatives of IFA. On January 1, 2011, these registered representatives and their related customer accounts were transferred to a broker-dealer affiliated, ING Financial Partners, Inc.

Benefits and Expenses

Total benefits and expenses increased $29.8 from $1,740.7 to $1,770.5 primarily due to an increase in Net amortization of deferred policy acquisition costs and value of business acquired partially offset by lower Operating expenses.

Operating expenses decreased $97.8 from $789.8 to $692.0 due to actions taken to reduce staffing and related expenses, including the elimination of the wholesale distribution channel in 2011.

Net amortization of deferred policy acquisition costs and value of business acquired increased $135.4 from $(41.2) to $94.2 primarily due to lower favorable unlocking in 2011 as compared to the same period in the prior year. The favorable unlocking in 2011 was driven by future assumption changes and greater than expected net flows into fixed investment option funds. The favorable unlocking in 2010 was higher than the amount in 2011 and was driven by equity market growth above expectations and assumption updates resulting in an increase in future gross profit projections. Excluding the impact from the unlocking, net amortization of DAC/VOBA decreased due to lower amortization rates resulting from favorable assumption updates. In addition, net amortization of DAC/VOBA also decreased on the Annuity block of business due to lower actual gross profits and a favorable impact in 2011 from prospective assumption changes.

Income Taxes

Income tax expense decreased $114.0 from $109.0 to $(5.0) primarily due to a decrease in income before taxes, a greater release of tax valuation allowances related to net realized capital losses and an increase in the dividends received deduction partially offset by a favorable settlement in 2010 related to an Internal Revenue Service ("IRS") audit that did not repeat in 2011.

Financial Condition

Investments

Investment Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, ABS, traditional MBS and various CMO tranches managed in combination with financial derivatives as part of a proprietary strategy.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Since the height of the financial crisis, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. In the initial stages of the portfolio transition during the financial crisis, sizable shifts in asset allocation occurred over short periods of time including a reduction in exposure to hedge funds. The repositioning, which continued in 2012, has resulted in a significant decrease in exposure to structured assets, an improvement in the NAIC designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,690.8	79.4%	$18,134.6	76.8%
Fixed maturities, at fair value using the fair value option	544.7	2.1%	511.9	2.2%
Equity securities, available-for-sale	142.8	0.5%	144.9	0.6%
Short-term investments(1)	679.8	2.6%	216.8	0.9%
Mortgage loans on real estate	2,872.7	11.0%	2,373.5	10.1%
Loan - Dutch State obligation	—	—%	417.0	1.8%
Policy loans	240.9	0.9%	245.9	1.0%
Limited partnerships/corporations	179.6	0.7%	510.6	2.2%
Derivatives	512.7	2.0%	446.6	1.9%
Securities pledged(2)	219.7	0.8%	593.7	2.5%
Total investments	$26,083.7	100.0%	$23,595.5	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	As of December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,011.5	5.3%	$1,146.6	5.3%
U.S. government agencies and authorities	379.4	2.0%	397.0	1.9%
State, municipalities, and political subdivisions	77.2	0.4%	93.1	0.4%
U.S. corporate securities	9,438.0	49.1%	10,574.3	49.3%
Foreign securities(1)	5,009.7	26.0%	5,552.0	25.9%
Residential mortgage-backed securities	2,070.4	10.8%	2,357.5	11.0%
Commercial mortgage-backed securities	748.7	3.9%	839.1	3.9%
Other asset-backed securities	475.7	2.5%	495.6	2.3%
Total fixed maturities, including securities pledged	$19,210.6	100.0%	$21,455.2	100.0%
(1) Primarily U.S. dollar denominated.

	As of December 31, 2011
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,096.6	6.2%	$1,231.6	6.4%
U.S. government agencies and authorities	379.7	2.1%	410.7	2.1%
State, municipalities, and political subdivisions	95.1	0.5%	106.0	0.6%
U.S. corporate securities	8,166.9	46.3%	8,906.6	46.2%
Foreign securities(1)	4,661.0	26.4%	4,988.1	26.0%
Residential mortgage-backed securities	1,955.4	11.1%	2,247.1	11.7%
Commercial mortgage-backed securities	866.1	4.9%	911.3	4.7%
Other asset-backed securities	441.5	2.5%	438.8	2.3%
Total fixed maturities, including securities pledged	$17,662.3	100.0%	$19,240.2	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2012, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which may not correspond to rating agency designations.) All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us. As of December 31, 2012 and 2011, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged, were as follows as of December 31, 2012 and 2011:

	2012
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$9,717.0	50.6%	$10,801.8	50.3%
2	8,489.2	44.2%	9,539.0	44.5%
3	737.7	3.8%	797.0	3.7%
4	181.0	0.9%	189.8	0.9%
5	37.2	0.2%	49.3	0.2%
6	48.5	0.3%	78.3	0.4%
Total	$19,210.6	100.0%	$21,455.2	100.0%

	2011
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$8,835.6	50.1%	$9,718.2	50.5%
2	7,722.6	43.7%	8,352.5	43.4%
3	850.4	4.8%	875.0	4.6%
4	170.1	1.0%	166.1	0.9%
5	77.3	0.4%	84.7	0.4%
6	6.3	—%	43.7	0.2%
Total	$17,662.3	100.0%	$19,240.2	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of December 31, 2012 and 2011:

	2012
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,031.2	21.0%	$4,461.4	20.8%
AA	871.5	4.5%	972.4	4.5%
A	4,765.7	24.8%	5,286.5	24.6%
BBB	8,329.5	43.4%	9,369.3	43.7%
BB	734.1	3.8%	798.0	3.7%
B and below	478.6	2.5%	567.6	2.7%
Total	$19,210.6	100.0%	$21,455.2	100.0%

	2011
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,972.4	22.5%	$4,459.7	23.2%
AA	813.1	4.6%	899.0	4.7%
A	3,949.9	22.4%	4,273.2	22.2%
BBB	7,633.0	43.2%	8,244.6	42.9%
BB	803.5	4.5%	835.8	4.3%
B and below	490.4	2.8%	527.9	2.7%
Total	$17,662.3	100.0%	$19,240.2	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2012 and 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other ABS are shown separately because they are not due at a single maturity date.

	As of December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$853.5	$880.9	$271.1	$288.4
After one year through five years	3,953.8	4,249.9	4,147.2	4,375.9
After five years through ten years	5,700.3	6,339.8	5,199.4	5,587.3
After ten years	5,408.2	6,292.4	4,781.6	5,391.4
Mortgage-backed securities	2,819.1	3,196.6	2,821.5	3,158.4
Other asset-backed securities	475.7	495.6	441.5	438.8
Fixed maturities, including securities pledged	$19,210.6	$21,455.2	$17,662.3	$19,240.2

As of December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of our consolidated Shareholder’s equity. As of December 31, 2011, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of The Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of our consolidated Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of December 31, 2012 and 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. Treasuries	$300.0	$0.5	$—	$—	$—	$—	$300.0	$0.5
U.S. corporate, state and municipalities	479.8	6.8	22.5	0.9	49.4	3.4	551.7	11.1
Foreign	166.8	4.7	7.8	0.5	87.7	11.2	262.3	16.4
Residential mortgage-backed	68.7	1.6	7.2	0.3	132.4	16.2	208.3	18.1
Commercial mortgage-backed	7.5	0.1	1.6	—	2.5	0.1	11.6	0.2
Other asset-backed	15.6	—	—	—	34.2	6.7	49.8	6.7
Total	$1,038.4	$13.7	$39.1	$1.7	$306.2	$37.6	$1,383.7	$53.0

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.1% and 83.2% of the average book value as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, unrealized capital losses on fixed maturities decreased by $100.4. The decrease in gross unrealized losses is primarily due to improving market conditions within other ABS and CMBS in addition to declining yields and tightening credit spreads.

For the year ended December 31, 2011, unrealized capital losses on fixed maturities decreased by $81.3. The decrease in gross unrealized losses is primarily due to recognition of OTTI on Other ABS and CMBS, market improvement of the CMBS portfolio in the second half of 2011 and the overall declining yields and tightening spreads, leading to higher fair values of fixed maturities.

As of December 31, 2012 and 2011, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress. Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. Over the course of 2010 and 2011, market prices and liquidity within the sector exhibited volatility, driven by various factors, both domestically and globally. During 2012, market prices and sector liquidity have demonstrated more sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvement within the sector. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $59.1, $80.7 and $21.7, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%
As of December 31, 2011
	1	75.8%	AAA	7.5%	2007	9.1%
	2	5.3%	AA	—%	2006	4.5%
	3	9.3%	A	13.0%	2005 and prior	86.4%
	4	9.4%	BBB	33.7%		100.0%
	5	—%	BB and below	45.8%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "Residential mortgage-backed securities" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $111.4, $108.3 and $19.6, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%
As of December 31, 2011
	1	39.9%	AAA	0.3%	2007	12.0%
	2	14.9%	AA	3.1%	2006	28.3%
	3	14.7%	A	13.1%	2005 and prior	59.7%
	4	21.1%	BBB	4.6%		100.0%
	5	4.7%	BB and below	78.9%
	6	4.7%		100.0%
		100.0%
Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009-2011 and have remained elevated  during 2012.  However, the steep pace of increases observed in the early years following the credit crisis has slowed and some recent months have posted month over month declines in delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type.  The primary market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have continued to decline after the credit crisis. Improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $839.1, $748.8 and $0.2, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $435.6, $411.7 and $0.6, respectively.

As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $911.3, $866.1 and $5.8, respectively. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $381.0, $362.4 and $0.7, respectively.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%
As of December 31, 2011
	1	97.4%	AAA	63.7%	2007	23.4%
	2	0.9%	AA	1.4%	2006	18.2%
	3	0.7%	A	21.1%	2005 and prior	58.4%
	4	1.0%	BBB	4.0%		100.0%
	5	—%	BB and below	9.8%
	6	—%		100.0%
		100.0%

As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 49.3%, 5.5% and 17.2%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006	6.1%
					2005 and prior	21.9%
						100.0%
As of December 31, 2011
	1	95.0%	AAA	82.7%	2011	14.3%
	2	4.7%	AA	1.2%	2010	7.3%
	3	—%	A	8.4%	2009	0.4%
	4	0.3%	BBB	7.4%	2008	11.7%
	5	—%	BB and below	0.3%	2007	30.3%
	6	—%		100.0%	2006	6.8%
		100.0%			2005 and prior	29.2%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2012 we did not have any troubled debt restructuring. As of December 31, 2011, we had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $13.0 and $12.9, respectively.

During the years ended December 31, 2012 and 2011, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans, held for investment which totaled $2.9 billion and $2.4 billion as of December 31, 2012 and 2011, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) on the Consolidated Statements of Operations.

The following tables present our investment in commercial mortgage loans, the related valuation allowance and changes in the valuation allowance as of the dates indicated:

	As of December 31,
	2012	2011
Commercial mortgage loans	$2,874.0	$2,374.8
Collective valuation allowance	(1.3)	(1.3)
Total net commercial mortgage loans	$2,872.7	$2,373.5

Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to / (decrease of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1.3	$1.3

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2012 and 2011, respectively.

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. LTV and DSC ratios as of the dates indicated are as presented below:

	As of December 31,
	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$501.3	$552.4
50% - 60%	768.9	771.5
60% - 70%	1,491.6	908.2
70% - 80%	96.4	125.2
80% and above	15.8	17.5
Total Commercial Mortgage Loans	$2,874.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses

	As of December 31,
	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,114.4	$1,600.1
1.25x - 1.5x	390.5	408.1
1.0x - 1.25x	293.1	286.7
Less than 1.0x	76.0	79.9
Total Commercial Mortgage Loans	$2,874.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Note for Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following table presents our credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss) by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$—	—	$1.7		1
U.S. corporate	2.9	3	20.4	17	6.6		24
Foreign(1)	0.8	3	27.8	50	42.4		20
Residential mortgage-backed	6.0	33	8.2	38	14.8		53
Commercial mortgage-backed	—	—	28.2	8	20.5		8
Other asset-backed	1.2	4	22.7	53	58.5		42
Limited partnerships	—	—	—	—	1.6		4
Equity	—	—	—	—	—	*	1
Mortgage loans on real estate	—	—	—	—	1.0		1
Total	$10.9	43	$107.3	166	$147.1		154
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above table includes $9.1, $17.6 and $48.4 of write-downs related to credit impairments for the years ended December 31, 2012, 2011 and 2010, respectively, in Other-than-temporary impairment losses, which were recognized on the Consolidated Statements of Operations. The remaining $1.8, $89.7 and $98.7 in write-downs for the years ended December 31, 2012, 2011 and 2010, respectively, were related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$—	—	$1.7	1
U.S. corporate	0.2	1	20.4	17	6.7	24
Foreign(1)	0.8	3	23.7	46	28.5	15
Residential mortgage-backed	0.7	3	1.6	7	8.6	18
Commercial mortgage-backed	—	—	22.9	8	16.2	6
Other asset-backed	0.1	1	21.1	50	37.0	26
Total	$1.8	8	$89.7	128	$98.7	90
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

The fair value of the fixed maturities with OTTI as of December 31, 2012 and 2011, and was $1.2 billion and $1.9 billion, respectively.

During the year ended December 31, 2012, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by subprime residential mortgages.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	2012	2011	2010
Fixed maturities	$1,222.5	$1,224.2	$1,182.4
Equity securities, available-for-sale	7.5	13.6	15.3
Mortgage loans on real estate	143.5	118.1	104.0
Policy loans	13.2	13.7	13.3
Short-term investments and cash equivalents	1.4	0.8	0.8
Other	6.8	95.5	68.0
Gross investment income	1,394.9	1,465.9	1,383.8
Less: investment expenses	46.1	45.0	41.5
Net investment income	$1,348.8	$1,420.9	$1,342.3

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturity securities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as presented below for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Fixed maturities, available-for-sale, including securities pledged	$67.5	$112.6	$38.7
Fixed maturities, at fair value option	(124.2)	(60.6)	(39.2)
Equity securities, available-for-sale	(0.2)	7.4	4.1
Derivatives	1.3	(64.3)	(44.6)
Embedded derivatives - fixed maturities	(5.5)	4.9	8.0
Embedded derivatives - product guarantees	120.4	(216.1)	9.3
Other investments	—	0.3	4.9
Net realized capital gains (losses)	$59.3	$(215.8)	$(18.8)

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $331.9 as of March 31, 2012 These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, our affiliate. The transaction resulted in a net pre-tax loss of $38.7 in the second quarter of 2012 reported in Net investment income on the Consolidated Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $23.0 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sale price as of June 30, 2012.

We sold these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio management. The transaction reduced certain rating agency required capital levels, in light of the high capital charge associated with the asset class and improved liquidity.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as “peripheral Europe”), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is our view that the risk among European sovereigns and financial institutions warrants specific scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

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

As of December 31, 2012, we had $314.3 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $133.1, Ireland of $114.2 and Spain of $67.0. We had no exposure to Greece or Portugal. As of December 31, 2012, there were $0.4 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.6 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2012, our sovereign exposure was $159.8, which consists of fixed maturity and equity securities of $159.8. We also had $372.7 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $156.8, Switzerland of $77.1, The Netherlands of $56.1 and France of $35.7. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $416.5 and the United Kingdom of $893.8, we had significant non-peripheral European total country exposures to Switzerland of $292.4, Germany of $247.9, Belgium of $193.9 and France of $164.8. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2012.

	Fixed Maturity and Equity Securities					Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at December 31, 2012(1)
Ireland	$—	$—	$113.8	$113.8	$106.6	$—	$0.4	$—	$—	$0.4	$114.2
Italy	—	—	133.1	133.1	120.6	—	—	—	—	—	133.1
Spain	—	—	67.0	67.0	66.9	—	—	—	—	—	67.0
Total Peripheral Europe	$—	$—	$313.9	$313.9	$294.1	$—	$0.4	$—	$—	$0.4	$314.3

Belgium	39.1	—	154.8	193.9	158.0	—	—	—	—	—	193.9
France	—	35.7	129.1	164.8	149.7	—	13.3	—	13.3	—	164.8
Germany	—	35.2	212.7	247.9	221.6	—	—	—	—	—	247.9
Netherlands	—	56.1	360.4	416.5	370.3	—	—	—	—	—	416.5
Switzerland	—	53.3	215.3	268.6	235.5	—	26.4	—	2.6	23.8	292.4
United Kingdom	—	152.3	737.0	889.3	809.3	—	21.9	—	17.4	4.5	893.8
Other non-peripheral(2)	120.7	11.8	274.2	406.7	369.1	—	—	—	—	—	406.7
Total Non-Peripheral Europe	159.8	344.4	2,083.5	2,587.7	2,313.5	—	61.6	—	33.3	28.3	2,616.0
Total	$159.8	$344.4	$2,397.4	$2,901.6	$2,607.6	$—	$62.0	$—	$33.3	$28.7	$2,930.3
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of December 31, 2012, we did not have any outstanding receivable, including interest, from ING U.S., Inc. As of December 31, 2011, we had a $648.0 receivable, including interest, from ING U.S., Inc. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 59.2% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2012, we had securities lending collateral assets of $186.1, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Financing Agreement

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development ("DECD") loaned ILIAC $9.9 (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as our principal executive offices (the "Windsor Property"). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds during that period. On December 1, 2008, the DECD determined that we had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC's obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation. In November 2012, ILIAC provided a letter of credit to the DECD in the amount of $10.6 security for its repayment obligations with respect to the loan.

At both December 31, 2012 and 2011, the amount of the loan outstanding was $4.9 which was reflected in Long-term debt on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During the year ended December 31, 2012, ILIAC did not receive any capital contribution from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.

During the year ended December 31, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend or distribution on its common stock to its Parent. During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. On October 15, 2012, December 22, 2011 and October 30, 2010, IFA paid a $90.0, $65.0 and $60.0 dividend, respectively, to ILIAC, its parent, which was eliminated in consolidation. On December 21, 2012, DSL paid a $15.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

Alt-A Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including us, reached an agreement with the Dutch State on an Illiquid Asset Back Up Facility (the “Alt-A Back-up Facility”) regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including us. Pursuant to this transaction, we transferred all risks and rewards on 80% of a $1.1 billion par Alt-A RMBS portfolio to ING Support Holding B.V. (“ING Support Holding”), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this first transaction, we retained 20% of the exposure for any results on the $1.1 billion Alt-A RMBS portfolio.

The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $794.4, and was recorded as Loan-Dutch State Obligation on the Consolidated Balance Sheets (the “Dutch State Obligation”). Under the transaction, other fees were payable by both us and the Dutch State. We incurred net fees of $1.4, $1.9 and $2.3 in the years ended December 31, 2012, 2011 and 2010, respectively.

We executed a second transaction effective January 26, 2009, in which an additional $5.0 par Alt-A RMBS portfolio owned by us was sold to ING Direct Bancorp. ING Direct Bancorp paid cash in the amount of $3.6 for 80% of our additional $5.0 par Alt-A RMBS and included those purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. ING Direct Bancorp paid cash in the amount of $0.6 and retained the remaining 20% of this Alt-A RMBS portfolio.

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including us, ING Support Holding and ING Bank N.V. (“ING Bank”) entered into restructuring arrangements with the Dutch State, which closed the following day (the “Termination Agreement”). Pursuant to the restructuring transaction, we sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, we continue to own 20% of the Alt-A RMBS from the first transaction. We have the right to sell these securities, subject to a right of first refusal granted to ING Bank.

Collateral

Under the terms of our Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), we may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2012 and 2011, we held $167.0 and $110.0 of net cash collateral, respectively, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2012 and 2011, we delivered collateral of $39.5 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of ours or our affiliates. The assets and liabilities related to these accounts are presented in the Consolidated Balance Sheets in Assets held in separate accounts and Liabilities related to separate accounts, respectively, excluding amounts consolidated and reported with general account assets, as discussed below.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by affiliates of us, or in other selected mutual funds not managed by our affiliates.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contract owner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner (including the value allocated to any fixed account), less fees and expenses. We offer investment options for our variable annuity contracts covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities and market value annuities, under variable annuity contracts, contract owners bear the risk of investment gains and losses associated with the selected investment allocation. We, however, offer certain guaranteed benefits (described below) under which we bear specific risks associated with these benefits. Many of the variable annuities issued by us are combination contracts offering both variable and fixed deferred annuity options under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract. Amounts allocated to fixed accounts and market value annuities do not qualify for separate account accounting treatment and are therefore consolidated and reported with our general account assets and liabilities.

Minimum Guarantees

Variable annuity contracts containing minimum guarantees expose us to additional risks. For guaranteed minimum death benefits ("GMDBs"), a decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to contract owners due to GMDB. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with GMDB.

Our variable annuities offer one or more of the following guaranteed minimum benefits:

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

64

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

Ratings

Our access to funding and our related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. The credit ratings are also important for the ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade in our credit ratings or the credit or financial strength ratings of our parent or rated affiliates could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or LOCs, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of our parent or rated affiliates may affect the fair value of our liabilities.

The following table presents our financial strength ratings. In parentheses is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with “1” representing the best rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	“AAA” to “C”
Moody’s(3)	“Aaa” to “C”
S&P(4)	“AAA" to “R”
(1) A.M. Best’s financial strength rating is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts.
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category.
(4) S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A “+” or “-” indicates relative strength within a category.

Our ratings by S&P, Fitch, A.M. Best and Moody's reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2011 and subsequently, through March 27, 2013, are as follows:

•
On January 7, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S, Inc.'s operating subsidiaries, including us. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a stable outlook to the ratings.

•
On July 23, 2012, A.M. Best affirmed our “A” financial strength rating and removed these ratings from “under review” with negative implications status. A.M. Best assigned a stable outlook to the ratings.

•	On April 17, 2012, Moody's affirmed our A3 insurance financial strength ratings with a stable outlook.

•	On March 7, 2012, S&P affirmed the A- financial strength ratings on us and our insurance affiliates. S&P removed all ratings from Credit Watch negative and assigned a Stable outlook.

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in our stabilizer and managed custody guarantee products.

Reinsurance

We utilize indemnity reinsurance agreements to reduce our exposure to large losses from GMDBs in our annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as direct insurer of the risks. We evaluate the financial strength of potential reinsurers and continually monitor the financial strength and credit ratings of our reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our consolidated Balance Sheets.

While we have a significant concentration of reinsurance with Lincoln National Corporation ("Lincoln") associated with the disposition of its individual life insurance business to a subsidiary of Lincoln, a trust was established by the Lincoln subsidiary effective March 1, 2007, to secure the Lincoln subsidiary's obligations to us under the reinsurance agreement.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with our affiliate, Security Life of Denver International Limited ("SLDI") to manage the reserve and capital requirements in connection with a portion of our deferred annuities business. Under the terms of the agreement, we will reinsure to SLDI, on an indemnity reinsurance basis, a quota share of our liabilities on certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York will be 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York will be 100%. This agreement is accounted for under the deposit method.

Derivatives

Our use of derivatives is limited mainly to economic hedging to reduce our exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is our policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

If our current debt and claims paying ratings were downgraded in the future, the terms in our derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should our long-term debt ratings drop below BBB+/Baa1.

We also have investments in certain fixed maturities and have issued certain retail annuity products that contain embedded derivatives whose market value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

As of December 31, 2012 and 2011, we had off-balance sheet commitments to purchase investments equal to their fair value of $314.9 and $536.4, respectively.

As of December 31, 2012, have certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$314.9	$314.9	$—	$—	$—
Reserves for insurance obligations(2)(5)	38,709.5	2,620.0	4,790.2	4,490.7	26,808.6
Pension obligations(3)	64.2	8.6	13.7	11.8	30.1
Long-term debt obligation(4)	5.9	—	—	0.5	5.4
Securities lending and repurchase agreements	186.1	186.1	—	—	—
Total	$39,280.6	$3,129.6	$4,803.9	$4,503.0	$26,844.1
(1) Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing, however, of funding these commitments cannot be estimated. Therefore, the total amount of the commitments is included in the category "Less than 1 Year."
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing deferred policy acquisition costs. All estimated cash payments are undiscounted for the time value of money.
(3) Pension obligations consist of contribution matching obligations and other supplemental retirement and insurance obligations, under various benefit plans.
(4) The estimated payments due by period from long-term debt reflects the contractual maturities of principal, as disclosed in Financing Agreements Note to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. See Financing Agreements Note to the Consolidated Financial Statements for additional information concerning the short-term and long-term debt.
(5) Contractual obligations related to certain closed blocks, with Reserves in the amount of $2.1 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third party collateral of  $2.5 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar rolls by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that all times during the term of the dollar rolls and repurchase agreements that cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Consolidated Balance Sheets.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

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

Securities Lending

We engage in securities lending whereby certain domestic securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains 5% of the collateral deposited by the borrower and transfers the remaining 95% to us. For other portions of the program, the lending agent retains the cash collateral. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2012 and 2011, the fair value of loaned securities was $180.2 and $515.8, respectively and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, collateral retained by the lending agent and invested in liquid assets on our behalf was $186.1 and $524.8, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of December 31, 2012 and 2011, liabilities to return collateral of $186.1 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets.

Statutory Capital and Risk-Based Capital

The Connecticut Insurance Department (the "Department") recognizes only statutory accounting practices prescribed or permitted by the State of Connecticut for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Connecticut Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Connecticut.

We are subject to minimum risk-based capital (“RBC”) requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. We exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

We are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be nonadmitted based on the specific rules regarding admissibility. The most significant nonadmitted assets are typically deferred tax assets.

Effective January 1, 2012, we adopted statutory basis of accounting SSAP No. 101, Income Taxes ("SSAP 101"), a replacement of SSAP No. 10R and SSAP No. 10. SSAP 101 provides revised statutory accounting principles for current and deferred federal income taxes. There is a three part admissibility test for calculating admitted deferred tax assets. The first part of the admissibility test requires a reversal period that corresponds to the tax loss carryback provisions of the Internal Revenue Code (not to exceed three years). The second part of the admissibility test establishes reversal periods and surplus limitation parameters (one year and 10 percent or three years and 15 percent) based upon risk-based capital levels. The third part of the admissibility test adds a requirement that the reporting entity offset gross deferred tax assets against deferred tax liabilities (considering the reversal patterns of temporary differences). Adopting this change in accounting principle at January 1, 2012 had no effect on our 2012 statutory-based financial statements of statutory-based total assets and statutory-based capital and surplus.

The sensitivity of our statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees (See "Other Minimum Guarantees" above) to changes in the interest rates, credit spreads and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design. Should statutory reserves increase for the reasons described in the "Other Minimum Guarantees" above, this could result in future reductions in our surplus, which may also impact RBC. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus. Future declines in interest rates and widening of credit spreads could cause future reductions in our surplus, which may also impact RBC.

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of ILIAC was $1.9 billion as of December 31, 2012 and 2011, respectively.

On March 27, 2013, the Department approved an extraordinary dividend of $174.0 from the Company to Lion Connecticut Holdings, Inc., contingent upon the consummation of the initial public offering of ING U.S., Inc. no later than June 30, 2013, and the use of such funds for operations in the U.S.

See "Liquidity and Capital Resources - Minimum Guarantees," contained herein.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of us.

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

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management and insurance operations, including us. ING anticipates selling a portion of its ownership interest in ING U.S., Inc. in the IPO and thereafter divesting its ownership interest over time, while all options remain open. ING U.S., Inc. and its subsidiaries, including us, are actively engaged in numerous projects across the enterprise to become ready for an IPO. While the base case is an IPO, it is possible that ING's divestment of ING U.S., Inc. and its subsidiaries, including us, may take place by means of a sale to a single buyer or group of buyers. ING U.S., Inc. filed a registration statement on Form S-1 with the SEC on November 9, 2012 which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, which was executed on August 16, 2012, Cognizant made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom were employed by certain of our U.S. affiliates and may have provided services to us from time to time and approximately 30 of whom we employed. Employees who accepted offers of employment with Cognizant will continue to perform comparable roles to those they previously performed, either for us or our applicable affiliates. We do not expect these matters to have a material financial or operational impact on us.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to the Business, Basis of Presentation and Significant Accounting Policies note to the Consolidated Financial Statements, included in Part II, Item 8., herein.

Recently Enacted Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of those regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that our material financial distress or the scope of our activities could pose risks to the financial stability of the United States. If we or ING U.S., Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, maintenance of resolution plans, stress testing, management interlock prohibitions, additional fees and assessments and restrictions on proprietary trading and other investments (including restrictions similar to the so-called "Volcker Rule" on our proprietary trading activity or our ability to sponsor or invest in certain types of investment funds). The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. As long as we and ING U.S., Inc. continue to be controlled by ING, the FSOC may consider ING U.S., Inc. and its subsidiaries, including us, together with ING's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. and its subsidiaries, including us, either on a standalone basis or together with ING's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as we are controlled by ING Group.

In addition, the Dodd-Frank Act contains numerous other provisions, some of which may have an impact on us. These include:

•
The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•
The Dodd-Frank Act creates a new framework for regulating OTC derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange commencing in 2013. It establishes new regulatory authority for the SEC and the CFTC over derivatives and parties to derivative transactions including "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants," as well as end users of derivatives. In addition to mandatory central clearing of certain derivatives, such market participants may be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin and trade execution requirements. Based on final rules jointly developed by the CFTC and the SEC which became effective July 23, 2012, we do not believe we should be considered a "swap dealer," "security-based swap dealer," "major swap participant," or "major security-based swap participant" as defined in the regulation. However, the transition to central clearing and the new regulatory regime governing derivatives still presents potentially significant business and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. The CFTC and SEC also jointly adopted final rules, which (subject to certain exceptions) became effective on October 12, 2012, to further define the terms "swap" and "security-based swap," and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof

(the "Provider Test") and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a "swap" and "security-based swap." Thus, companies would not be considered "swap dealers," "security-based swap dealers," "major swap participants" or "major security-based participants" as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included within the definition of "swap" or "security-based swap" which were issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, as long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including GICs, synthetic GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of "swap" and "security-based swap" to some products offered by us. We do not believe our products come within the definition of "swap" or "security-based swap." However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of certain standardized transactions through a centralized clearinghouse, execution of certain standardized trades on a centralized exchange and related reporting requirements. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. The SEC and CFTC are considering the study in light of the adoption of the rules described above. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of any such regulatory action.

•
The Dodd-Frank Act established a Federal Insurance Office within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

•
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the "CFPB") as an independent agency within the Federal Reserve to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive acts and practices. However, the legislation does not give the CFPB jurisdiction over insurance products or services, or over persons regulated by a state insurance regulator, subject to exceptions for certain non-insurance consumer financial products or services. In addition, broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity. Employee benefit plans and other retirement products are generally excluded from the CFPB's jurisdiction; however, certain types of employee benefit plans and retirement products may become subject to the CFPB's jurisdiction upon a joint written request by the DOL and the Treasury Department. We believe we offer a very limited number of products subject to regulation by the CFPB, although it is possible that the CFPB will assert jurisdiction more expansively than anticipated.

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear.

International and National Regulatory Initiatives

Certain international and national regulatory initiatives may affect us as a consequence of our affiliation with ING. The causes of the recent financial crisis are being actively reviewed by lawmakers around the world, who are exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the Group of Twenty (“G20”) nations. The FSB, along with the G20, have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systemically significant, similar to the approach the FSOC may take in connection with systemically significant banks and non-bank financial companies under the Dodd-Frank Act. Legislators and regulatory authorities in a number of jurisdictions in which ING Group operates have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations as well as their own initiatives in a number of policy areas. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2014. The Solvency II Directive will effect a full revision of the European insurance industry's solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group level supervision mechanisms.

U.S. Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products and changing life insurance company taxation. Some of these proposals, if enacted, either on their own or as part of either an omnibus deficit reduction package or a comprehensive revision of the Internal Revenue Code could have a material adverse effect on life insurance, annuity and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. In 2011, the Department of Labor ("DOL") issued interim final regulations concerning the fee disclosure obligations under Employee Retirement Income Security Act of 1974 ("ERISA") for service providers to defined contribution plans as well as final regulations addressing fee disclosure obligations to plan participants. Final plan sponsor fee disclosure regulations were issued on February 2, 2012. In the final regulations, the DOL extended the effective date of provider fee disclosure to July 1, 2012. The effective date for fee disclosure to plan participants was extended to August 30, 2012. The DOL also issued Field Assistance Bulletins relating to the final regulations on participant fee disclosure on May 7, 2012 and on July 30, 2012, which imposes additional disclosure requirements. These fee disclosure developments could heighten fee sensitivities in the defined contribution marketplace and could potentially generate pressure on the pricing of our defined contribution retirement products and services. In the fourth quarter of 2011, the DOL withdrew a proposed rule under ERISA that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. The DOL has indicated that it expects to issue a new proposed regulation. The rule, if ultimately re-proposed and finalized, could potentially alter the way our products and services are marketed and sold to ERISA plans and to ERISA plan participants.

Also, the SEC has indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker dealers and registered investment advisers which, if finalized, may affect the distribution of our products. Should the SEC rules, if issued, not align with any reissued and finalized DOL regulations defining who is acting as an investment adviser fiduciary, the distribution of our products could be further complicated.

Dutch State Transactions and Restructuring Plan

In November 2009, the 2009 Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the 2009 Restructuring Plan were approved by ING Group's shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC's decision regarding the 2009 Restructuring Plan.

On March 2, 2012, the General Court handed down its judgment in relation to ING Group's appeal and annulled part of the EC's state aid decision. Subsequently, the EC filed an appeal against the General Court's judgment before the Court of Justice of the European Union. In parallel, the EC adopted a decision on May 11, 2012 that re-approved the state aid granted to ING Group as compatible with the internal market on the basis of ING Group's 2009 Restructuring Plan. On the same date, the EC adopted an interim decision which opened an investigation concerning certain amendments and elements of the 2009 Restructuring Plan (the “Investigation”). On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The deadline as agreed with the EC in the 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). The Investigation has been finalized by the EC and ING Group's appeal against the EC's May 11, 2012 decision has been withdrawn. In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

In addition to these divestment requirements, the 2012 Amended Restructuring Plan also places certain conditions and restrictions on ING Group's business and operations, which could also apply to our business and operations. We may be subject to all or a portion of these requirements while we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in the common stock of ING U.S., Inc.

The 2012 Amended Restructuring Plan requires ING Group to refrain from acquisitions of financial institutions and, if it would delay ING Group's repayment of state aid, from acquisitions of any other businesses. As a result, we may be prevented from making any such acquisition for so long as ING Group continues to hold a sufficient interest in our parent, ING U.S., Inc. In certain cases, the EC may grant its approval for an acquisition that would otherwise be prohibited by the 2012 Amended Restructuring Plan, in particular if such acquisition is essential in order to safeguard financial stability or competition in relevant markets. This acquisition ban will apply until the earlier of November 18, 2015, and the date on which ING Group has divested more than 50% of its insurance and investment management operations in each of Asia, the United States and Europe.

The 2012 Amended Restructuring Plan also places limitations on ING Group's ability to call or buy back Tier 2 capital and Tier 1 hybrid debt instruments until the earlier of November 18, 2014 or the date on which ING Group has fully repaid the Core Tier 1 securities to the Dutch State (including the relevant accrued interest on Core Tier 1 coupons and exit premium fees) and contains provisions regarding its exposure to RMBS and CMBS securities. To the extent that these limitations or provisions apply to us, we may be restricted in our ability to acquire RMBS and CMBS, or to redeem any hybrid debt instruments we may issue in the future.

For purposes of the 2012 Amended Restructuring Plan, the manner in which we conduct businesses that we have designated as a run-off business is subject to certain conditions and restrictions, which include a prohibition on underwriting new policies. Pursuant to the 2012 Amended Restructuring Plan, ING Group must also explore the possibility of terminating existing policies and adjusting the terms of policies to make them more favorable to the insurer. Moreover, ING Group must manage such run-off businesses in a manner that minimizes exposure to risk, including through a conservative hedging policy, which may limit ING Group's ability to allocate capital and may require it to further separate businesses or business units. These requirements may place limitations on our ability to operate these businesses in the manner we believe to be the most economically advantageous, and could affect our ability to pursue new business that we believe would be profitable.

In operating our business, we have to abide by these requirements of the EC, including any future decisions, guidance or interpretation of the EC, that may be applicable to ING U.S., Inc. as long as we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in the common stock of ING U.S., Inc. These requirements, in turn, may limit our ability to take advantage of market conditions and growth opportunities, and we may be unable to undertake certain acquisitions, engage in particular lines of business or conduct certain financing activities. We may also be required to divest certain assets and be restricted in our ability to operate run-off businesses, and may be adversely affected in our ability to maintain or grow market share.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see Business, Basis of Presentation and Significant Accounting Policies note and Commitments and Contingencies note to the Consolidated Financial Statements included in Part II, Item 8., herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
(Dollar amounts in millions, unless otherwise stated)

Our liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents and short-term investments. As part of the liquidity management process, different scenarios are modeled to determine that existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of the general account assets, variable separate account performance and implications of rating agency actions.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables us to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. Our asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, we use derivative instruments to manage these risks. Our derivative counterparties are of high credit quality. As of December 31, 2012, we have net derivative assets with a fair value of $165.9.

On the basis of these analyses, management believes there is currently no material solvency risk to us.

Interest Rate Risk

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our primary activity of investing fixed annuity premiums received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We manage the interest rate risk in our general account investments relative to the interest rate risk in our liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contract owner, thereby reducing our exposure to interest rate movements. To further mitigate this risk, we may hedge interest rate risk from time to time. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2012. These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. Certain of our contracts are close to the minimum contractual guaranteed credited rates. In a down interest rate environment, our ability to reduce credited rates is limited, which will cause margin compression and accelerate the amortization of DAC and VOBA. In addition, we have estimated the impact to Shareholder's equity as of December 31, 2012 for the same instantaneous change in interest rates.

Interest rate sensitivity and effect on Net income and Shareholder's equity(1):

	Effect on Net Income for 2012	Effect on Shareholder's Equity as of December 31, 2012
Increase of 1%	$89.8	$89.8
Decrease of 1%	(142.7)	(142.7)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA(2):

	Effect on Amortization of DAC and VOBA for 2012	Effect on DAC and VOBA Assets as of December 31, 2012
Increase of 1%	$(7.2)	$7.2
Decrease of 1%	18.4	(18.4)

(1)	Excludes the effect on Accumulated other comprehensive income (loss) from changes in unrealized capital gains (losses) on available-for-sale securities and related DAC, VOBA and tax effects.
(2) Excludes the effect on DAC and VOBA related to changes in unrealized capital gains (losses) on available-for-sale securities.

Equity Market Risk

Our operations are significantly influenced by changes in the equity markets. Our profitability depends largely on the amount of AUM, which is primarily driven by the level of net flows (i.e. sales and recurring deposits, less surrenders and other out flows), equity market appreciation and depreciation.

Prolonged and precipitous declines in the equity markets can have a significant impact on our operations. As a result, sales of retail variable products may decline and surrender activity may increase, as contract owner sentiment towards the equity market turns negative. Lower AUM will have a negative impact on our financial results, primarily due to lower fee income on variable annuities. Furthermore, we may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and we are unable to earn an acceptable margin, particularly in light of a low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease our expectations of future gross profits, which are utilized to determine the amount of DAC and VOBA to be amortized in a given financial statement period. A significant decrease in our estimated gross profits would require us to accelerate the amount of amortization of DAC and VOBA in a given period, potentially causing a material adverse deviation in the period's Net income.

The following schedule demonstrates the potential changes in annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2012. These changes to income could relate to future fee income, unrealized or realized capital gains (losses), amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, we have estimated the impact to Shareholder's equity as of December 31, 2012 for the same instantaneous change in equity markets.

Equity sensitivity and effect on Net income and Shareholder's equity(1):

	Effect on Net Income for 2012	Effect on Shareholder's Equity as of December 31, 2012
Increase of 10%	$2.5	$2.5
Decrease of 10%	(1.5)	(1.5)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

	Effect on Amortization of DAC and VOBA for 2012	Effect on DAC and VOBA Assets as of December 31, 2012
Increase of 10%	$3.1	$(3.1)
Decrease of 10%	(4.8)	4.8

(1)	Excludes the effect on Accumulated other comprehensive income (loss) from changes in unrealized capital gains (losses) on available-for-sale securities and related DAC, VOBA and tax effects.

Interest Rate Risk on Product Guarantees

As discussed in Part I, Item 1., certain of our products have guaranteed credited rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Depending on the underlying product, the guarantee is treated as a derivative or an embedded derivative in accordance with U.S. GAAP guidance for derivatives and fair value measurements. The fair value is estimated using the income approach.

The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other best estimate assumptions. Explicit risk margins in the actuarial assumptions underlying valuations are included, as well as an explicit recognition of all nonperformance risks as required by U.S. GAAP fair value measurement guidance. Nonperformance risk for product guarantees contains adjustments to the fair values of these contract liabilities related to the credit quality of the Company as well as adjustment to reflect the priority of payment.

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

The following schedule demonstrates the potential change in the fair value of these guarantees and annual earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2012.

	Effect on Reserves for 2012	Effect on Net Income for 2012
Increase of 1%	$(86.0)	$86.0
Decrease of 1%	129.3	(129.3)

Hedging of Indexed Annuity Guarantees

The crediting mechanism for FIA exposes us to changes in the S&P 500, the Dow Jones Euro Stoxx 50, the S&P 400 Midcap and the Russell 2000 indices. We mitigate this exposure by entering into futures contracts on these respective indices. We use market consistent valuation techniques to establish our futures positions and to rebalance the futures position in response to market fluctuations. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

The following schedule demonstrates the potential change in the 2012 FIA reserve liabilities resulting from instantaneous increase/decrease in equity markets of 10% on December 31, 2012.

Effect on Reserves for 2012
Increase of 10%	$1.0
Decrease of 10%	(2.0)

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company retrospectively changed its method of accounting for costs associated with acquiring or renewing insurance contracts. Additionally, as discussed in Note 1 to the financial statements, the Company has elected to change its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2013

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Balance Sheets
December 31, 2012 and 2011
(In millions, except share data)

	As of December 31,
	2012	2011
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,458.7 at 2012 and $16,577.9 at 2011)	$20,690.8	$18,134.6
Fixed maturities, at fair value using the fair value option	544.7	511.9
Equity securities, available-for-sale, at fair value (cost of $129.3 at 2012 and $131.8 at 2011)	142.8	144.9
Short-term investments	679.8	216.8
Mortgage loans on real estate, net of valuation allowance of $1.3 at 2012 and 2011	2,872.7	2,373.5
Loan - Dutch State obligation	—	417.0
Policy loans	240.9	245.9
Limited partnerships/corporations	179.6	510.6
Derivatives	512.7	446.6
Securities pledged (amortized cost of $207.2 at 2012 and $572.5 at 2011)	219.7	593.7
Total investments	26,083.7	23,595.5
Cash and cash equivalents	363.4	217.1
Short-term investments under securities loan agreement, including collateral delivered	186.1	524.8
Accrued investment income	273.0	260.2
Receivable for securities sold	3.9	16.7
Reinsurance recoverable	2,153.7	2,276.3
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	695.0	947.2
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	—	648.0
Due from affiliates	99.8	52.9
Property and equipment	81.8	84.7
Other assets	101.1	56.3
Assets held in separate accounts	53,655.3	45,295.2
Total assets	$83,871.8	$74,149.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Balance Sheets
December 31, 2012 and 2011)
(In millions, except share data)

	As of December 31,
	2012	2011
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$24,191.2	$23,062.3
Payable for securities purchased	—	3.3
Payables under securities loan agreement, including collateral held	353.2	634.8
Long-term debt	4.9	4.9
Due to affiliates	95.1	126.0
Derivatives	346.8	360.1
Current income tax payable to Parent	32.1	1.3
Deferred income taxes	507.1	355.2
Other liabilities	424.7	330.5
Liabilities related to separate accounts	53,655.3	45,295.2
Total liabilities	79,610.4	70,173.6

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,217.2	4,533.0
Accumulated other comprehensive income	1,023.0	747.5
Retained earnings (deficit)	(981.6)	(1,307.0)
Total shareholder’s equity	4,261.4	3,976.3
Total liabilities and shareholder’s equity	$83,871.8	$74,149.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$1,348.8	$1,420.9	$1,342.3
Fee income	648.8	614.0	583.5
Premiums	36.0	33.9	67.3
Broker-dealer commission revenue	225.5	218.3	220.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(14.1)	(116.8)	(199.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(3.2)	(9.5)	(52.1)
Net other-than-temporary impairments recognized in earnings	(10.9)	(107.3)	(147.1)
Other net realized capital gains (losses)	70.2	(108.5)	128.3
Total net realized capital gains (losses)	59.3	(215.8)	(18.8)
Other revenue	—	14.5	33.3
Total revenues	2,318.4	2,085.8	2,227.6
Benefits and expenses:
Interest credited and other benefits to contract owners	746.7	763.4	769.2
Operating expenses	696.5	692.0	789.8
Broker-dealer commission expense	225.5	218.3	220.0
Net amortization of deferred policy acquisition costs and value of business acquired	131.1	94.2	(41.2)
Interest expense	2.0	2.6	2.9
Total benefits and expenses	1,801.8	1,770.5	1,740.7
Income (loss) before income taxes	516.6	315.3	486.9
Income tax expense (benefit)	191.2	(5.0)	109.0
Net income (loss)	$325.4	$320.3	$377.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$325.4	$320.3	$377.9
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	408.7	483.8	465.6
Other-than-temporary impairments	10.6	21.3	(12.7)
Pension and other post-employment benefit liability	(2.2)	7.6	(1.4)
Other comprehensive income (loss), before tax	417.1	512.7	451.5
Income tax benefit (expense) related to items of other comprehensive income (loss)	(141.6)	(155.7)	(77.3)
Other comprehensive income (loss), after tax	275.5	357.0	374.2
Comprehensive income (loss)	$600.9	$677.3	$752.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Changes in Shareholder’s Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2010 - Before change in method	$2.8	$4,528.2	$(15.0)	$(1,611.9)	$2,904.1
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	13.9	(375.9)	(362.0)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	17.4	(17.4)	—
Balance at January 1, 2010 - As reported	2.8	4,528.2	16.3	(2,005.2)	2,542.1
Comprehensive income (loss):
Net income (loss)	—	—	—	377.9	377.9
Other comprehensive income (loss), after tax	—	—	374.2	—	374.2
Total comprehensive income (loss)					752.1
Dividends paid and return of capital distribution	—	(203.0)	—	—	(203.0)
Employee related benefits	—	0.8	—	—	0.8
Balance at December 31, 2010	2.8	4,326.0	390.5	(1,627.3)	3,092.0
Comprehensive income (loss):
Net income (loss)	—	—	—	320.3	320.3
Other comprehensive income (loss), after tax	—	—	357.0	—	357.0
Total comprehensive income (loss)					677.3
Contribution of capital	—	201.0	—	—	201.0
Employee related benefits	—	6.0	—	—	6.0
Balance at December 31, 2011	2.8	4,533.0	747.5	(1,307.0)	3,976.3
Comprehensive income (loss):
Net income (loss)	—	—	—	325.4	325.4
Other comprehensive income (loss), after tax	—	—	275.5	—	275.5
Total comprehensive income (loss)					600.9
Dividends paid and distribution of capital	—	(340.0)	—	—	(340.0)
Employee related benefits	—	24.2	—	—	24.2
Balance at December 31, 2012	$2.8	$4,217.2	$1,023.0	$(981.6)	$4,261.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$325.4	$320.3	$377.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(88.1)	(88.9)	(93.9)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	133.1	97.7	(37.3)
Net accretion/amortization of discount/premium	20.7	37.0	44.3
Future policy benefits, claims reserves and interest credited	569.9	639.0	608.8
Deferred income tax expense (benefit)	9.5	(65.3)	33.6
Net realized capital (gains) losses	(59.3)	215.8	18.8
Depreciation	3.5	3.5	3.4
Change in:
Accrued investment income	(12.8)	(19.7)	(23.3)
Reinsurance recoverable	122.6	79.6	74.0
Other receivables and asset accruals	(44.8)	(3.5)	(86.0)
Due to/from affiliates	(77.8)	54.3	17.2
Other payables and accruals	125.0	(91.9)	85.5
Other, net	60.9	(64.8)	(36.1)
Net cash provided by operating activities	1,087.8	1,113.1	986.9
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,868.7	6,468.5	6,340.3
Equity securities, available-for-sale	2.4	63.1	12.9
Mortgage loans on real estate	492.2	332.8	179.2
Limited partnerships/corporations	339.4	93.0	87.2
Acquisition of:
Fixed maturities	(5,484.7)	(7,662.0)	(7,383.5)
Equity securities, available-for-sale	(0.7)	(5.7)	(16.7)
Mortgage loans on real estate	(991.3)	(863.1)	(147.2)
Limited partnerships/corporations	(46.1)	(68.5)	(85.5)
Derivatives, net	(36.4)	(78.6)	(147.3)
Policy loans, net	5.0	7.1	1.7
Short-term investments, net	(463.0)	5.3	313.1
Loan-Dutch State obligation, net	416.8	122.4	134.7
Collateral received	57.1	105.3	4.7
Purchases of fixed assets, net	(0.6)	(0.8)	—
Net cash used in investing activities	(1,841.2)	(1,481.2)	(706.4)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,884.3	$3,115.4	$2,022.2
Maturities and withdrawals from investment contracts	(2,292.6)	(2,403.6)	(2,309.7)
Short-term loans to affiliates, net	648.0	(343.9)	(16.9)
Short-term repayments of repurchase agreements, net	—	(214.7)	214.6
Dividends paid and return of capital distribution	(340.0)	—	(203.0)
Capital contribution from parent	—	201.0	—
Net cash provided by (used in) financing activities	899.7	354.2	(292.8)
Net increase (decrease) in cash and cash equivalents	146.3	(13.9)	(12.3)
Cash and cash equivalents, beginning of year	217.1	231.0	243.3
Cash and cash equivalents, end of year	$363.4	$217.1	$231.0
Supplemental cash flow information:
Income taxes paid	$170.1	$108.4	$0.6
Interest paid	—	0.3	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
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

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc., which together with its subsidiaries, constitutes ING's U.S.-based retirement, investment management, and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "not-for-profit" organizations) and corporate markets. The Company's products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

The Company has one operating segment.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of ILIAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services LLC ("DSL"). Intercompany transactions and balances between ILIAC and its subsidiaries have been eliminated.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products and the presentation of market value adjustment items in order to align with the presentation of the Consolidated Financial Statements of ING U.S., Inc. For the years ended December 31, 2011 and 2010, respectively, reclassifications decreased Fee income by $(1.1) and $(6.3), (decreased) increased Other net realized capital gains (losses) by $(216.1) and $9.3, decreased Other revenue by $(6.0)and $(1.4), and (decreased) increased Interest credited and other benefits to contract owners by $(223.2) and $1.6, in the Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income (loss).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Accounting Changes

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Consolidated Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and, accordingly, will generally be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2010, is a decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $17.4, net of tax. In addition, the impact of this change on the Company's Net income was an increase (decrease) of $1.0, $(7.2) and $(3.8) for the years ended December 31, 2012, 2011 and 2010, respectively. The impact of this change as of December 31, 2012 and 2011, respectively, is an additional decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $27.4 and $28.4, net of tax.

Deferred Policy Acquisition Costs

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

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $375.9, net of income taxes of $202.4, as a reduction to January 1, 2010 Retained earnings (deficit). In addition, the Company recognized a $13.9 increase to Accumulated other comprehensive income ("AOCI").

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

Reserves for future policy benefits, valuation and amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA"), valuation of investments and derivatives, impairments, income taxes and contingencies.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, which is the risk that the Company will not fulfill its obligation. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

Investments

The accounting policies for the Company's principal investments are as follows:

Fixed Maturities and Equity Securities: The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in DAC, VOBA and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out ("FIFO") basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income in the Consolidated Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only, principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

Short-term Investments: Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. These investments are stated at fair value.

Assets Held in Separate Accounts: Assets held in separate accounts are reported at the fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments, cash and fixed maturities.

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

(i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan discounted at the loan's original purchase yield or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Consolidated Balance Sheets.

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific credit quality, property characteristics, and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues, and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The Company records an allowance for probable losses incurred on non-impaired loans on an aggregate basis, rather than specifically identified probable losses incurred by individual loan.

Loan - Dutch State Obligation: The reported value of the State of The Netherlands (the "Dutch State") loan obligation was based on the outstanding loan balance, plus any unamortized premium. This loan obligation was sold to a related party in November 2012.

Policy Loans: Policy loans are carried at an amount equal to the unpaid balance. Interest income on such loans is recorded as earned in Net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy's anniversary date. Valuation allowances are not established for policy loans, as these loans are collateralized by the cash surrender value of the associated insurance contracts. Any unpaid principal or interest on the loan is deducted from the account value or the death benefit prior to settlement of the policy.

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which consists primarily of private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Securities Lending: The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains 5% of the collateral deposited by the borrower and transfers the remaining 95% to the Company. For other portions of the program, the lending agent retains the cash collateral. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Other-than-temporary Impairments
The Company periodically evaluates its available-for-sale investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing the Company's intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss) on the Consolidated Balance Sheets.

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪
The Company performs a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

▪
When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

▪
Additional considerations are made when assessing the unique features that apply to certain structured securities such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Derivatives

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (a) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability or an identified portion thereof that is attributable to a particular risk ("fair value hedge") or (b) a hedge of a forecasted transaction or of the variability of cash flows that is attributable to interest rate risk to be received or paid related to a recognized asset or liability ("cash flow hedge"). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

▪
Fair Value Hedge:  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses).

▪
Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company's counterparties, there is a termination event should the Company's long-term debt ratings drop below BBB+/Baal.

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and other highly liquid investments, such as money market instruments and debt instruments with maturities of three months or less at the time of purchase. Cash and cash equivalents are stated at fair value.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and included in Other assets on the Consolidated Balance Sheets. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated.

The Company's property and equipment are depreciated using the following estimated useful lives.

Estimated Useful Lives
Buildings	40 years
Furniture and fixtures	5 years
Leasehold improvements	10 years, or the life of the lease, whichever is shorter
Equipment	3 years

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition, as well as certain costs related directly to successful acquisition activities. Such costs consist principally of certain commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies
Generally, the Company amortizes DAC and VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period. DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these DAC and VOBA balances and the present value of future deferrable acquisition costs.

Assumptions
Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates.

Several assumptions are considered significant in the estimation of future gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets ("reversion to the mean"). The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year lookforward period. The reversion to the mean methodology was implemented prospectively on January 1, 2011.

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

Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. Estimated gross profits of variable annuity contracts are sensitive to these assumptions.

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Consolidated Statements of Operations.

Future Policy Benefits and Contract Owner Accounts

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. The principal assumptions used to establish liabilities for future policy benefits are based upon Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, benefit utilization, inflation and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.0%.

Although assumptions are "locked-in" upon the issuance of payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts.

Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 6.5% for the years 2012, 2011 and 2010. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

Guarantees
The Company records reserves for product guarantees, which can be either assets or liabilities, for contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is reported at fair value.

Reserves for guaranteed minimum death benefits ("GMDB") on certain variable annuities are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. The Company periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for Managed custody guarantee ("MCG") products. These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value along with attributed fees collected are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer and MCG contracts is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The Company incorporates nonperformance risk in the calculation of the fair value of these guarantees.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners or participants who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

▪	Such separate accounts are legally recognized;

▪	Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;

▪	Investments are directed by the contract owner or participant; and

▪	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

The Company reports separate account assets that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

Long-term Debt

Short-term and long-term debt are carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Consolidated Balance Sheets and are recognized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt, using the effective interest method of amortization.

Repurchase Agreements

The Company engages in dollar repurchase agreements with MBS ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements.

The Company enters into dollar roll transactions by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.

Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  The Company believes the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is minimal.

Recognition of Insurance Revenue and Related Benefits

Premiums related to payouts contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owners. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners in the Consolidated Statements of Operations when incurred.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Revenues from investment-type and payout contracts without life contingencies, and FIA consist primarily of fees assessed against the contract owner account balance for mortality and policy administration and are reported in Fee income. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio which is reported in Net investment income in the Consolidated Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits, in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The Company's deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;

▪	Taxable income in prior carryback years;

▪	Projected future income, exclusive of reversing temporary differences and carryforwards;

▪	Projected future reversals of existing temporary differences;

▪	The length of time carryforwards can be utilized;

▪	Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused;

▪	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

▪	Any tax rules that would impact the utilization of the deferred tax assets.

In establishing unrecognized tax benefits, the Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Consolidated Financial Statements. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with the tax authority that has full knowledge of all relevant information.

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses from GMDBs. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance which is recorded as a component of the reinsurance asset or liability. Any difference between actual and expected net cost of reinsurance is recognized in the current period and included as a component of profits used to amortize DAC.

The Company has a significant concentration of reinsurance arising from the disposition of its individual life insurance business. In 1998, the Company entered into an indemnity reinsurance agreement with certain subsidiaries of Lincoln National Corporation ("Lincoln"). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.1 billion and $2.2 billion as of December 31, 2012 and 2011, respectively, equal the Company's total individual life reserves and are related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement. Individual life reserves are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.

The Company utilizes a reinsurance agreement to manage reserve and capital requirements in connection with a portion of its deferred annuities business.  This agreement is accounted for under the deposit method.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable under reinsurance agreements are included in Reinsurance recoverable and amounts currently payable are included in Other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Balance Sheets if a right of offset exists within the reinsurance agreement.

Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies are accrued and recorded in Other liabilities on the Consolidated Balance Sheets if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company's best estimate of the ultimate outcome. If determined to meet the criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

Adoption of New Pronouncements

Financial Instruments

Reconsideration of Effective Control for Repurchase Agreements
In April 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-03, "Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and (2) the collateral maintenance implementation guidance related to that criterion.

The provisions of ASU 2011-03 were adopted by the Company on January 1, 2012. The Company determined that there was no effect on the Company's financial condition, results of operations, or cash flows, as the guidance is consistent with that previously applied by the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring
In April 2011, the FASB issued Accounting Standards Update ("ASU") 2011-02, "Receivables (Accounting Standards CodificationTM ("ASC") Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" ("ASU 2011-02"), which clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

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

Also, ASU 2011-02 requires disclosure of certain information about troubled debt restructuring, which was previously deferred by ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20" ("ASU 2011-01").

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011. The Company determined, however, that there was no effect on the Company's financial position, results of operations or cash flows upon adoption, as there were no troubled debt restructurings between January 1, 2011 and July 1, 2011. The disclosures required by ASU 2011-02 are included in the Investments note to these Consolidated Financial Statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU 2010-20, "Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"), which requires certain existing disclosures to be disaggregated by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method. For each disaggregated ending balance, an entity also is required to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables and impaired financing receivables.

ASU 2010-20 also requires new disclosures by class of financing receivable, including credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings and related defaults and significant purchases and sales of financing receivables disaggregated by portfolio segment.

In January 2011, the FASB issued ASU 2011-01, which temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20.

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Investments note to these Consolidated Financial Statements, as well as the "Reinsurance" section above, except for the disclosures about troubled debt restructurings included in ASU 2011-02, that were adopted by the Company on July 1, 2011, (see above). The disclosures that include information for activity that occurs during a reporting period were adopted by the Company on January 1, 2011, and are included in the Investments note to these Consolidated Financial Statements. As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

Scope Exception Related to Embedded Credit Derivatives
In March 2010, the FASB issued ASU 2010-11, "Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives" ("ASU 2010-11"), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

Consolidation and Business Combinations

Consolidation Analysis of Investments Held through Separate Accounts
In April 2010, the FASB issued ASU 2010-15, "Financial Services-Insurance (ASC Topic 944): How Investments Held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments" ("ASU 2010-15"), which clarifies that an insurance entity generally should not consider any separate account interests in an investment held for the benefit of policy holders to be the insurer's interests, and should not combine those separate account interests with its general account interest in the same investment when assessing the investment for consolidation.

The provisions of ASU 2010-15 were adopted by the Company on January 1, 2011; however, the Company determined that there was no effect on its financial condition, results of operations or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities
In December 2009, the FASB issued ASU 2009-17, "Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities" ("ASU 2009-17"), which amends the consolidation guidance for VIEs, as follows:

•
Eliminates the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIEs activities and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE;

•	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE; and

•
Requires enhanced disclosures, including (i) presentation on the balance sheet of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized on the balance sheet and (ii) the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest.

In addition, in February 2010, the FASB issued ASU 2010-10, "Consolidations (ASC Topic 810): Amendments for Certain Investment Funds" ("ASU 2010-10"), which defers to ASU 2009-17 for a reporting entity's interests in certain investment funds that have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses and that are not structured as securitization entities. The Company has determined that all of its managed funds, with the exception of certain CLOs, qualify for the deferral.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted, prospectively, by the Company on January 1, 2010. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous U.S. GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Financial Statements.

Fair Value

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which includes the following amendments:

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

The provisions of ASU 2011-04 were adopted, prospectively, by the Company on January 1, 2012. The adoption had no effect on the Company's financial condition, results of operations or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-04 are included in the Fair Value Measurements note to these Consolidated Financial Statements.

Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

•	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;

•	Purchases, sales, issuances and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;

•	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and

•	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation that were adopted by the Company on January 1, 2011. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2010-06 are included in the Fair Value Measurements note to these Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirements to present, on the face of the financial statements, the effects of reclassification out of AOCI on the components of net income and other comprehensive income. The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 on December 31, 2011, and applied the provisions retrospectively. The Consolidated Statement of Comprehensive Income, with corresponding revisions to the Consolidated Statements of Changes in Shareholder's Equity, is included in the Consolidated Financial Statements. In addition, the required disclosures are included in the Accumulated Other Comprehensive Income (Loss) note to these Consolidated Financial Statements.

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

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 are effective retrospectively for annual reporting periods beginning on or after January 1, 2013 and periods within those annual reporting periods. The Company will adopt the provisions of these ASUs in the first quarter of 2013 which will include additional disclosure of the gross and net information instruments deemed in scope, including any related collateral received or posted.

Disclosures about Amounts Reclassified out of AOCI
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The provisions of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The Company will adopt the provisions of ASU 2013-02 in the first quarter of 2013 to provide additional information about amounts reclassified out of accumulated other comprehensive income by component.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of December 31, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,011.5	$135.6	$0.5	$—	$1,146.6	$—
U.S. government agencies and authorities	379.4	17.6	—	—	397.0	—
State, municipalities and political subdivisions	77.2	15.9	—	—	93.1	—
U.S. corporate securities	9,438.0	1,147.4	11.1	—	10,574.3	2.0

Foreign securities(1):
Government	439.7	57.4	1.1	—	496.0	—
Other	4,570.0	501.3	15.3	—	5,056.0	—
Total foreign securities	5,009.7	558.7	16.4	—	5,552.0	—

Residential mortgage-backed securities:
Agency	1,679.5	181.5	3.4	33.7	1,891.3	0.6
Non-Agency	390.9	70.0	14.7	20.0	466.2	17.4
Total Residential mortgage-backed securities	2,070.4	251.5	18.1	53.7	2,357.5	18.0

Commercial mortgage-backed securities	748.7	90.6	0.2	—	839.1	4.4
Other asset-backed securities	475.7	26.6	6.7	—	495.6	3.1
Total fixed maturities, including securities pledged	19,210.6	2,243.9	53.0	53.7	21,455.2	27.5
Less: Securities pledged	207.2	13.0	0.5	—	219.7	—
Total fixed maturities	19,003.4	2,230.9	52.5	53.7	21,235.5	27.5
Equity securities	129.3	13.6	0.1	—	142.8	—
Total fixed maturities and equity securities investments	$19,132.7	$2,244.5	$52.6	$53.7	$21,378.3	$27.5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) on the Consolidated Statements of Operations.
(3) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) on the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$853.5	$880.9
After one year through five years	3,953.8	4,249.9
After five years through ten years	5,700.3	6,339.8
After ten years	5,408.2	6,292.4
Mortgage-backed securities	2,819.1	3,196.6
Other asset-backed securities	475.7	495.6
Fixed maturities, including securities pledged	$19,210.6	$21,455.2

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity. As of December 31, 2011, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
2012
Communications	$1,154.1	$161.4	$0.9	$1,314.6
Financial	1,859.3	240.1	10.9	2,088.5
Industrial and other companies	7,883.1	850.9	6.9	8,727.1
Utilities	2,715.4	349.8	7.3	3,057.9
Transportation	396.1	46.5	0.4	442.2
Total	$14,008.0	$1,648.7	$26.4	$15,630.3

2011
Communications	$1,108.8	$116.3	$2.0	$1,223.1
Financial	1,948.9	133.2	39.6	2,042.5
Industrial and other companies	6,577.6	559.0	20.7	7,115.9
Utilities	2,527.2	259.2	6.4	2,780.0
Transportation	356.9	31.9	0.8	388.0
Total	$12,519.4	$1,099.6	$69.5	$13,549.5

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2012 and 2011, approximately 41.8% and 41.1%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As described in the Business, Basis of Presentation and Significant Accounting Policy note, the Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of December 31, 2012 and 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of December 31, 2012 and 2011, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

As described in the Business, Basis of Presentation and Significant Accounting Policy note, the Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of December 31, 2012 and 2011, the fair value of loaned securities was $180.2 and $515.8, respectively and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $186.1 and $524.8, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of December 31, 2012 and 2011, liabilities to return collateral of $186.1 and $524.8, respectively, are included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $1.3 and $0.9 as of December 31, 2012 and 2011, respectively, is included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $331.9 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $38.7 in the second quarter of 2012 reported in Net investment income on the Consolidated Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $23.0 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Business, Basis of Presentation and Significant Accounting Policies note to these Consolidated Financial Statements.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012 and 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. Treasuries	$300.0	$0.5	$—	$—	$—	$—	$300.0	$0.5
U.S. corporate, state and municipalities	479.8	6.8	22.5	0.9	49.4	3.4	551.7	11.1
Foreign	166.8	4.7	7.8	0.5	87.7	11.2	262.3	16.4
Residential mortgage-backed	68.7	1.6	7.2	0.3	132.4	16.2	208.3	18.1
Commercial mortgage-backed	7.5	0.1	1.6	—	2.5	0.1	11.6	0.2
Other asset-backed	15.6	—	—	—	34.2	6.7	49.8	6.7
Total	$1,038.4	$13.7	$39.1	$1.7	$306.2	$37.6	$1,383.7	$53.0

2011
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	595.1	22.8	46.5	3.0	52.9	5.3	694.5	31.1
Foreign	435.3	19.1	49.9	4.6	169.5	17.8	654.7	41.5
Residential mortgage-backed	49.4	1.6	97.0	5.2	175.4	46.1	321.8	52.9
Commercial mortgage-backed	28.3	1.8	69.0	2.5	8.9	1.5	106.2	5.8
Other asset-backed	32.6	0.2	4.9	1.3	44.1	20.6	81.6	22.1
Total	$1,140.7	$45.5	$267.3	$16.6	$450.8	$91.3	$1,858.8	$153.4

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 89.1% and 83.2% of the average book value as of December 31, 2012 and 2011, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of December 31, 2012 and 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$1,110.8	$15.2	$19.3	$3.9	141	10
More than six months and twelve months or less below amortized cost	49.5	1.5	2.6	0.4	31	2
More than twelve months below amortized cost	198.1	61.6	6.2	20.6	99	28
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

2011
Six months or less below amortized cost	$1,197.2	$60.1	$46.9	$16.9	256	31
More than six months and twelve months or less below amortized cost	270.3	25.1	13.9	9.1	52	9
More than twelve months below amortized cost	355.6	103.9	26.7	39.9	129	37
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of December 31, 2012 and 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. Treasuries	$300.5	$—	$0.5	$—	2	—
U.S. corporate, state and municipalities	558.1	4.7	9.1	2.0	82	2
Foreign	242.7	36.0	5.7	10.7	38	8
Residential mortgage-backed	201.2	25.2	10.2	7.9	124	24
Commercial mortgage-backed	11.8	—	0.2	—	8	—
Other asset-backed	44.1	12.4	2.4	4.3	17	6
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

2011
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	717.7	7.9	28.8	2.3	119	3
Foreign	670.5	25.7	31.9	9.6	122	7
Residential mortgage-backed	276.5	98.2	19.0	33.9	119	47
Commercial mortgage-backed	110.1	1.9	5.4	0.4	16	1
Other asset-backed	48.3	55.4	2.4	19.7	61	19
Total	$1,823.1	$189.1	$87.5	$65.9	437	77

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed maturity securities investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used if no rating is available as permitted by the NAIC. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organization ("ARO") for marketable fixed maturities, called "rating agency designations," except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade. NAIC designations "3" through "6" include fixed maturity securities generally considered below investment grade.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of the Company's RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by the Company which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, the Company presents the rating of structured securities based on ratings from the NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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
Notes to the Consolidated Financial Statements
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

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $61.2 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $59.1 and $21.7, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%
2011
	1	75.8%	AAA	7.5%	2007	9.1%
	2	5.3%	AA	—%	2006	4.5%
	3	9.3%	A	13.0%	2005 and prior	86.4%
	4	9.4%	BBB	33.7%		100.0%
	5	—%	BB and below	45.8%
	6	0.2%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $106.0 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $111.4 and $19.6, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%
2011
	1	39.9%	AAA	0.3%	2007	12.0%
	2	14.9%	AA	3.1%	2006	28.3%
	3	14.7%	A	13.1%	2005 and prior	59.7%
	4	21.1%	BBB	4.6%		100.0%
	5	4.7%	BB and below	78.9%
	6	4.7%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of December 31, 2012 and 2011, the fair value of the Company's CMBS totaled $839.1 and $911.3, respectively and Other ABS, excluding subprime exposure, totaled $435.6 and $381.0, respectively. As of December 31, 2012 and 2011, the gross unrealized losses related to CMBS totaled $0.2 and $5.8, respectively and gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.6 and $0.7, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%
2011
	1	97.4%	AAA	63.7%	2007	23.4%
	2	0.9%	AA	1.4%	2006	18.2%
	3	0.7%	A	21.1%	2005 and prior	58.4%
	4	1.0%	BBB	4.0%		100.0%
	5	—%	BB and below	9.8%
	6	—%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 49.3%, 5.5% and 17.2%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006	6.1%
					2005 and prior	21.9%
						100.0%
2011
	1	95.0%	AAA	82.7%	2011	14.3%
	2	4.7%	AA	1.2%	2010	7.3%
	3	—%	A	8.4%	2009	0.4%
	4	0.3%	BBB	7.4%	2008	11.7%
	5	—%	BB and below	0.3%	2007	30.3%
	6	—%		100.0%	2006	6.8%
		100.0%			2005 and prior	29.2%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2012, the Company did not have any troubled debt restructurings. For the year ended December 31, 2011, the Company had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $13.0 and $12.9, respectively.

As of December 31, 2012 and 2011, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
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

The following table summarizes the Company’s investment in mortgage loans as of December 31, 2012 and 2011:

	2012	2011
Commercial mortgage loans	$2,874.0	$2,374.8
Collective valuation allowance	(1.3)	(1.3)
Total net commercial mortgage loans	$2,872.7	$2,373.5

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2012 and 2011.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans as of December 31, 2012 and 2011:

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1.3	$1.3

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of December 31, 2012 and 2011:

	2012	2011
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	5.6	5.8
Subtotal	5.6	5.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$5.6	$5.8
Unpaid principal balance of impaired loans	$7.1	$7.3

The following table presents information on impaired loans as of December 31, 2012 and 2011:

	2012	2011
Impaired loans, average investment during the period	$5.7	$7.7

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2012 and 2011. There were no other loans in arrears with respect to principal and interest as of December 31, 2012 and 2011.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on interest income recognized on impaired and restructured loans for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Interest income recognized on impaired loans, on an accrual basis	$0.4	$0.6	$0.9
Interest income recognized on impaired loans, on a cash basis	0.4	0.6	1.0

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

The following table presents the LTV ratios as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$501.3	$552.4
50% - 60%	768.9	771.5
60% - 70%	1,491.6	908.2
70% - 80%	96.4	125.2
80% and above	15.8	17.5
Total Commercial mortgage loans	$2,874.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,114.4	$1,600.1
1.25x - 1.5x	390.5	408.1
1.0x - 1.25x	293.1	286.7
Less than 1.0x	76.0	79.9
Total Commercial mortgage loans	$2,874.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2012 and 2011:

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$564.1	19.6%	$514.7	21.7%
South Atlantic	561.0	19.5%	412.0	17.3%
Middle Atlantic	332.7	11.6%	325.9	13.7%
East North Central	337.8	11.8%	285.6	12.0%
West South Central	460.4	16.0%	358.4	15.1%
Mountain	214.5	7.5%	191.2	8.0%
West North Central	205.2	7.1%	98.9	4.2%
New England	119.1	4.1%	94.2	4.0%
East South Central	79.2	2.8%	93.9	4.0%
Total Commercial mortgage loans	$2,874.0	100.0%	$2,374.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,035.2	36.0%	$956.4	40.3%
Retail	824.0	28.7%	544.7	22.9%
Office	427.0	14.8%	351.5	14.8%
Apartments	298.7	10.4%	281.7	11.9%
Hotel/Motel	92.1	3.2%	132.7	5.6%
Mixed use	34.2	1.2%	0.9	0.0%
Other	162.8	5.7%	106.9	4.5%
Total Commercial mortgage loans	$2,874.0	100.0%	$2,374.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Year of Origination:
2012	$939.0	$—
2011	836.9	857.9
2010	124.0	161.9
2009	73.0	92.6
2008	119.0	137.2
2007	102.3	202.1
2006 and prior	679.8	923.1
Total Commercial mortgage loans	$2,874.0	$2,374.8
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities and equity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company’s credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$—	—	$1.7		1
U.S. corporate	2.9	3	20.4	17	6.6		24
Foreign(1)	0.8	3	27.8	50	42.4		20
Residential mortgage-backed	6.0	33	8.2	38	14.8		53
Commercial mortgage-backed	—	—	28.2	8	20.5		8
Other asset-backed	1.2	4	22.7	53	58.5		42
Limited partnerships	—	—	—	—	1.6		4
Equity securities	—	—	—	—	—	*	1
Mortgage loans on real estate	—	—	—	—	1.0		1
Total	$10.9	43	$107.3	166	$147.1		154
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $9.1, $17.6 and $48.4 of write-downs related to credit impairments for the years ended December 31, 2012, 2011 and 2010, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $1.8, $89.7 and $98.7, in write-downs for the years ended December 31, 2012, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$—	—	$1.7	1
U.S. corporate	0.2	1	20.4	17	6.7	24
Foreign(1)	0.8	3	23.7	46	28.5	15
Residential mortgage-backed	0.7	3	1.6	7	8.6	18
Commercial mortgage-backed	—	—	22.9	8	16.2	6
Other asset-backed	0.1	1	21.1	50	37.0	26
Total	$1.8	8	$89.7	128	$98.7	90
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
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

The fair value of fixed maturities with OTTI as of December 31, 2012 and 2011 was $1.2 billion and $1.9 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1	$19.4	$50.7	$46.0
Additional credit impairments:
On securities not previously impaired	1.5	0.9	12.0
On securities previously impaired	3.7	6.7	11.7
Reductions:
Securities intent impaired	—	(8.7)	(5.9)
Securities sold, matured, prepaid or paid down	(4.6)	(30.2)	(13.1)
Balance at December 31	$20.0	$19.4	$50.7

Net Investment Income

The following table summarizes Net investment income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fixed maturities	$1,222.5	$1,224.2	$1,182.4
Equity securities, available-for-sale	7.5	13.6	15.3
Mortgage loans on real estate	143.5	118.1	104.0
Policy loans	13.2	13.7	13.3
Short-term investments and cash equivalents	1.4	0.8	0.8
Other	6.8	95.5	68.0
Gross investment income	1,394.9	1,465.9	1,383.8
Less: Investment expenses	46.1	45.0	41.5
Net investment income	$1,348.8	$1,420.9	$1,342.3

As of December 31, 2012 and December 31, 2011, the Company did not have any investments in fixed maturities which produced no investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fixed maturities, available-for-sale, including securities pledged	$67.5	$112.6	$38.7
Fixed maturities, at fair value option	(124.2)	(60.6)	(39.2)
Equity securities, available-for-sale	(0.2)	7.4	4.1
Derivatives	1.3	(64.3)	(44.6)
Embedded derivative - fixed maturities	(5.5)	4.9	8.0
Embedded derivative - product guarantees	120.4	(216.1)	9.3
Other investments	—	0.3	4.9
Net realized capital gains (losses)	$59.3	$(215.8)	$(18.8)
After-tax net realized capital gains (losses)	$38.5	$(53.3)	$1.5

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Proceeds on sales	$2,887.1	$5,596.3	$5,312.9
Gross gains	88.7	249.0	213.6
Gross losses	(12.7)	(33.6)	(27.8)

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

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

Managed custody guarantees ("MCG"): The Company issues certain credited rate guarantees on externally managed variable bond funds that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. Embedded derivatives within fixed maturities are reported with the host contract on the Consolidated Balance Sheets and changes in fair value are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of December 31, 2012 and 2011:

	2012			2011
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts	$1,000.0	$215.4	$—	$1,000.0	$173.9	$—
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	18,131.1	292.9	328.5	17,555.1	269.4	306.4
Foreign exchange contracts	161.6	0.4	18.3	213.4	0.7	32.4
Equity contracts	14.5	0.4	—	—	—	—
Credit contracts	347.5	3.6	—	548.4	2.6	21.2
Managed custody guarantees	N/A	—	—	N/A	—	1.0
Embedded derivatives:
Within fixed maturity investments	N/A	53.7	—	N/A	59.2	—
Within annuity products	N/A	—	122.4	N/A	—	236.3
Total		$566.4	$469.2		$505.8	$597.3
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to variability in the future cash flows for forecasted transactions through the fourth quarter 2016.

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$—
Fair value hedges:
Interest rate contracts	—	—	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(18.9)	(58.3)	(61.4)
Foreign exchange contracts	6.9	(0.7)	7.4
Equity contracts	2.0	(0.5)	0.5
Credit contracts	11.3	(4.8)	8.9
Managed custody guarantees	1.1	1.1	4.1
Embedded derivatives:
Within fixed maturity investments(2)	(5.5)	4.9	8.0
Within annuity products(2)	119.3	(217.2)	5.2
Total	$116.2	$(275.5)	$(27.3)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2012, 2011 and 2010, ineffective amounts are deemed to be immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. ("ISDA") agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the Credit Support Annex ("CSA") to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par value minus recovery value of the swap contract. As of December 31, 2012, the fair value of credit default swaps of $3.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Consolidated Balance Sheets. As of December 31, 2011, the fair value of credit default swaps of $2.6 and $21.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the maximum potential future exposure to the Company on the sale of credit default swaps was $329.0 and $518.3, respectively.

4.    Fair Value Measurements

Fair Value Measurement

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

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,093.4	$53.2	$—	$1,146.6
U.S. government agencies and authorities	—	397.0	—	397.0
U.S. corporate, state and municipalities	—	10,512.8	154.6	10,667.4
Foreign(1)	—	5,527.4	24.6	5,552.0
Residential mortgage-backed securities	—	2,348.4	9.1	2,357.5
Commercial mortgage-backed securities	—	839.1	—	839.1
Other asset-backed securities	—	462.4	33.2	495.6
Total fixed maturities, including securities pledged	1,093.4	20,140.3	221.5	21,455.2
Equity securities, available-for-sale	125.8	—	17.0	142.8
Derivatives:
Interest rate contracts	—	508.3	—	508.3
Foreign exchange contracts	—	0.4	—	0.4
Equity contracts	0.4	—	—	0.4
Credit contracts	—	3.6	—	3.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,229.3	—	—	1,229.3
Assets held in separate accounts	47,916.5	5,722.5	16.3	53,655.3
Total assets	$50,365.4	$26,375.1	$254.8	$76,995.3

Liabilities:
Product guarantees:
Stabilizer and MCGs	$—	$—	$102.0	$102.0
FIA	—	—	20.4	20.4
Derivatives:
Interest rate contracts	0.7	327.8	—	328.5
Foreign exchange contracts	—	18.3	—	18.3
Credit contracts	—	—	—	—
Total liabilities	$0.7	$346.1	$122.4	$469.2
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	2011
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,180.3	$51.3	$—	$1,231.6
U.S. government agencies and authorities	—	410.7	—	410.7
U.S. corporate, state and municipalities	—	8,883.5	129.1	9,012.6
Foreign(1)	—	4,937.0	51.1	4,988.1
Residential mortgage-backed securities	—	2,206.1	41.0	2,247.1
Commercial mortgage-backed securities	—	911.3	—	911.3
Other asset-backed securities	—	411.1	27.7	438.8
Total fixed maturities, including securities pledged	1,180.3	17,811.0	248.9	19,240.2
Equity securities, available-for-sale	125.9	—	19.0	144.9
Derivatives:
Interest rate contracts	5.7	437.6	—	443.3
Foreign exchange contracts	—	0.7	—	0.7
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	953.9	4.8	—	958.7
Assets held in separate accounts	40,556.8	4,722.3	16.1	45,295.2
Total assets	$42,822.6	$22,979.0	$284.0	$66,085.6

Liabilities:
Product guarantees:
Stabilizers and MCGs	$—	$—	$221.0	$221.0
FIA	—	—	16.3	16.3
Derivatives:
Interest rate contracts	—	306.4	—	306.4
Foreign exchange contracts	—	32.4	—	32.4
Credit contracts	—	8.6	12.6	21.2
Total liabilities	$—	$347.4	$249.9	$597.3
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. As of December 31, 2012, $175.5 and $16.7 billion of a total fair value of $21.5 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2011, $194.9 and $14.8 billion of a total of $19.2 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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
Notes to the Consolidated Financial Statements
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

Product guarantees: The Company records an embedded derivative liability for its FIA contracts for interest payments to contract holders above the minimum guaranteed interest rate. The guarantee is treated as an embedded derivative and is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The discount rate used to determine the fair value of the embedded derivatives and stand-alone derivative associated with the Company's product guarantees includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Through June 30, 2012, the Company's nonperformance risk adjustment was based on the credit default swap spreads of

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

ING Insurance, the Company's indirect parent company, with similar term to maturity and priority of payment. The ING Insurance credit default spread was applied to the risk-free swap curve in the Company's valuation models for these product guarantees. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of its long-term debt on July 13, 2012, the Company changed its estimate of nonperformance risk to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the Company's own credit quality as well as an adjustment to reflect the priority of policyholder claims.

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

Quarterly, an attribution analysis is performed to quantify changes in fair value measurements and a sensitivity analysis is used to analyze the changes. The changes in fair value measurements are also compared to corresponding movements in the hedge target to assess the validity of the attributions. The results of the attribution analysis are reviewed by the valuation actuaries, responsible CFOs, Controllers, CROs and/or others as nominated by management.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2012 and 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$(0.3)	$(1.4)	$0.4	$—	$—	$(7.9)	$38.3	$(3.6)	$154.6	$(0.4)
Foreign	51.1	0.9	(4.2)	—	—	(5.7)	(12.5)	20.7	(25.7)	24.6	—
Residential mortgage-backed securities	41.0	0.7	2.7	2.3	—	(6.0)	—	—	(31.6)	9.1	(0.1)
Other asset-backed securities	27.7	1.1	2.5	—	—	—	(1.9)	3.8	—	33.2	0.8
Total fixed maturities, including securities pledged	248.9	2.4	(0.4)	2.7	—	(11.7)	(22.3)	62.8	(60.9)	221.5	0.3

Equity securities, available-for-sale	19.0	(0.2)	(0.2)	0.8	—	(2.4)	—	0.3	(0.3)	17.0	(0.5)
Derivatives, net	(12.6)	(1.8)	—	—	—	—	14.4	—	—	—	—
Product guarantees:
Stabilizer and MCGs(1)	(221.0)	124.5	—	(5.5)	—	—	—	—	—	(102.0)	—
FIA(1)	(16.3)	(4.1)	—	—	—	—	—	—	—	(20.4)	—
Separate Accounts(4)	16.1	0.3	—	16.3	—	(8.3)	—	—	(8.1)	16.3	0.6
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Consolidated Statements of Operations.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$11.2	$(0.3)	$6.7	$19.0	$—	$—	$(43.3)	$135.8	$—	$129.1	$(0.3)
Foreign	11.4	0.5	—	30.9	—	(19.7)	(1.5)	29.9	(0.4)	51.1	(0.8)
Residential mortgage-backed securities	254.7	(3.0)	1.7	57.1	—	(38.5)	(8.1)	5.3	(228.2)	41.0	(0.9)
Other asset-backed securities	247.7	(26.8)	15.8	—	—	(119.7)	(8.7)	—	(80.6)	27.7	(3.5)
Total fixed maturities, including securities pledged	525.0	(29.6)	24.2	107.0	—	(177.9)	(61.6)	171.0	(309.2)	248.9	(5.5)

Equity securities, available-for-sale	27.7	0.1	0.1	4.3	—	(4.2)	—	—	(9.0)	19.0	—
Derivatives, net	(13.6)	0.8	—	0.2	—	—	—	—	—	(12.6)	0.6
Product guarantees:
Stabilizer and MCGs(1)	(3.0)	(212.5)	—	(5.5)	—	—	—	—	—	(221.0)	—
FIA(1)	(5.6)	(3.6)	—	(7.1)	—	—	—	—	—	(16.3)	—
Separate Accounts(4)	22.3	—	—	9.8	—	(3.4)	—	—	(12.6)	16.1	0.1
(1) All gains and losses on Level 3 are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Other net realized capital gains (losses) in the Consolidated Statements of Operations.
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, equity securities and separate accounts for the year ended December 31, 2012 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The transfers out of Level 3 for the year ended December 31, 2011 in fixed maturities, including securities pledged, were primarily due to the Company's determination that the market for subprime RMBS securities had become active in the first quarter 2011 and to an increased utilization of vendor valuations for certain CMO assets, as opposed to the previous use of broker quotes in the second quarter of 2011. While the valuation methodology for subprime RMBS securities has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its annuity product guarantees is presented in the following sections and table.

The Company's Level 3 fair value measurements of its fixed maturities, equity securities available-for-sale and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis. The Company performs a review of broker quotes by performing a monthly price variance comparison and back tests broker quotes to recent trade prices.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and lapses. Such inputs are monitored quarterly.

The significant unobservable inputs used in the fair value measurement of the Stabilizer embedded derivatives and MCG derivative are interest rate implied volatility, nonperformance risk, lapses and policyholder deposits. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the swap rates for the Stabilizer and MCG fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is based on historical volatility.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company as well as adjustment to reflect the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and the Company experience may be limited on certain products.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0% to 4.0%
Nonperformance risk	0.10% to 1.3%		0.10% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
(1) Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more "in the money."
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

Generally, the following will cause an increase (decrease) in the FIA embedded derivative fair value liability:

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

Generally, the following will cause an increase (decrease) in the MCG derivative and Stabilizer embedded derivative fair value liabilities:

•	An increase (decrease) in interest rate volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of December 31, 2012 and December 31, 2011:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,455.2	$21,455.2	$19,240.2	$19,240.2
Equity securities, available-for-sale	142.8	142.8	144.9	144.9
Mortgage loans on real estate	2,872.7	2,946.9	2,373.5	2,423.1
Loan - Dutch State obligation	—	—	417.0	421.9
Policy loans	240.9	240.9	245.9	245.9
Limited partnerships/corporations	179.6	179.6	510.6	510.6
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,229.3	1,229.3	958.7	958.7
Derivatives	512.7	512.7	446.6	446.6
Notes receivable from affiliates	175.0	194.3	175.0	165.2
Assets held in separate accounts	53,655.3	53,655.3	45,295.2	45,295.2
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	20,263.4	25,156.5	18,889.8	22,212.7
Supplementary contracts, immediate annuities and other	680.0	837.3	742.9	896.2
Annuity product guarantees:
FIA	20.4	20.4	16.3	16.3
Stabilizer and MCGs	102.0	102.0	221.0	221.0
Derivatives	346.8	346.8	360.0	360.0
Long-term debt	4.9	4.9	4.9	4.9
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Annuity product guarantees section of the table above.

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Consolidated Balance Sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Consolidated Balance Sheets:

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated on a monthly basis using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Loans with similar characteristics are aggregated for purposes of the calculations. Mortgage loans on real estate are classified as Level 3.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing cash flows net of certain contract fees discounted using The Netherlands Strip Yield Curve and is classified as Level 2.

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

Investment contract liabilities:

Funding agreements without a fixed maturity and deferred annuities: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Supplementary contracts and immediate annuities: Fair value is estimated as the mean present value of the single deterministically modeled cash flows associated with the contract liabilities discounted using stochastically evolving short risk-free rates in the scenarios plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Long-term debt: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk and is classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at January 1	$334.9	$307.6	$355.7
Deferrals of commissions and expenses	79.1	79.8	74.7
Amortization:
Amortization	(72.1)	(71.5)	(40.5)
Interest accrued(1)	31.1	31.9	29.9
Net amortization included in the Consolidated Statements of Operations	(41.0)	(39.6)	(10.6)
Change in unrealized capital gains/losses on available-for-sale securities	(76.5)	(12.9)	(112.2)
Balance at December 31	$296.5	$334.9	$307.6
(1) Interest accrued at 5.0% to 7.0% during 2012, 2011 and 2010.

Activity within VOBA was as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at January 1	$593.6	$864.2	$981.2
Deferrals of commissions and expenses	8.1	8.5	17.6
Amortization:
Amortization	(152.6)	(125.1)	(16.0)
Interest accrued(1)	62.5	70.5	67.8
Net amortization included in the Consolidated Statements of Operations	(90.1)	(54.6)	51.8
Change in unrealized capital gains/losses on available-for-sale securities	(130.2)	(224.5)	(186.4)
Balance at December 31	$381.4	$593.6	$864.2
(1) Interest accrued at 5.0% and 7.0% during 2012, 2011 and 2010

The estimated amount of VOBA amortization expense, net of interest, is $66.0, $50.7, $45.4, $42.3 and $34.9, for the years 2013, 2014, 2015, 2016 and 2017, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

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

As of December 31, 2012, the account value for the separate account contracts with guaranteed minimum benefits was $35.2 billion. The additional liability recognized related to minimum guarantees was $108.1. As of December 31, 2011, the account value for the separate account contracts with guaranteed minimum benefits was $32.1 billion. The additional liability recognized related to minimum guarantees was $226.4.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2012 and 2011, was $9.3 billion and $7.9 billion, respectively.

7.    Reinsurance

At December 31, 2012, the Company had reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.  As of December 31, 2012, the Company had one outstanding cession and a reinsurance treaty with its affiliate, Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. The agreement is accounted for under the deposit method of accounting.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash.  Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners.  The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction.

The Company assumed $25.0 of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $10.1 and $10.3 were maintained for this contract as of December 31, 2012 and 2011, respectively.

Reinsurance ceded in force for life mortality risks were $15.1 billion and $16.2 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, net receivables were comprised of the following:

	2012	2011
Claims recoverable from reinsurers	$2,153.8	$2,276.3
Reinsured amounts due to reinsurers	(0.3)	(0.3)
Other	0.2	0.3
Total	$2,153.7	$2,276.3

Premiums were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Premiums:
Direct premiums	$36.2	$34.0	$67.6
Reinsurance assumed	—	0.1	—
Reinsurance ceded	(0.2)	(0.2)	(0.3)
Net premiums	$36.0	$33.9	$67.3

8.    Capital Contributions, Dividends and Statutory Information

ILIAC's ability to pay dividends to its parent is subject to the prior approval of insurance regulatory authorities of the State of Connecticut for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC's earned statutory surplus at the prior year end or (2) ILIAC's prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2012, ILIAC did not receive any capital contributions from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent. During the year ended December 31, 2010, ILIAC did not receive any capital contributions from its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

During the year ended December 31, 2012, following receipt of required approval from the State of Connecticut Insurance Department (the "Department"), ILIAC paid a cash distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend or distribution on its common stock to its Parent. During the year ended December 31, 2010, ILIAC paid a $203.0 dividend on its common stock to its Parent. On October 15, 2012, December 22, 2011 and October 30, 2010, IFA paid a $90.0, $65.0 and $60.0 dividend, respectively, to ILIAC, its parent, which was eliminated in consolidation. On December 21, 2012, DSL paid a $15.0 dividend to ILIAC, its parent, which was eliminated in consolidation.

The Department recognizes as net income and capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net income (loss) was $261.6, $194.4 and $66.0, for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus was $1.9 billion as of December 31, 2012 and 2011.

The Company is subject to minimum risk-based capital (“RBC”) requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility.

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of December 31, 2012, 2011 and 2010.

	2012	2011	2010
Fixed maturities, net of OTTI	$2,190.9	$1,518.7	$933.8
Equity securities, available-for-sale	13.5	13.1	21.0
Derivatives	215.2	173.7	0.5
DAC/VOBA and sales inducements adjustments on available-for-sale securities	(810.6)	(603.6)	(362.4)
Premium deficiency reserve adjustment	(152.6)	(64.8)	(61.0)
Other investments	—	—	0.1
Unrealized capital gains (losses), before tax	1,456.4	1,037.1	532.0
Deferred income tax asset (liability)	(444.6)	(302.3)	(149.3)
Unrealized capital gains (losses), after tax	1,011.8	734.8	382.7
Pension and other post-employment benefits liability, net of tax	11.2	12.7	7.8
AOCI	$1,023.0	$747.5	$390.5

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, net of DAC, VOBA and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Fixed maturities	$661.6	563.6	813.1
Equity securities, available-for-sale	0.4	(7.9)	8.2
Derivatives	41.5	173.2	0.5
DAC/VOBA and sales inducement adjustment on available-for-sale securities	(207.0)	(241.2)	(295.3)
Premium deficiency reserve adjustment	(87.8)	(3.8)	(61.0)
Other investments	—	(0.1)	0.1
Change in unrealized gains/losses on securities, before tax	408.7	483.8	465.6
Deferred income tax asset/liability	(138.6)	(145.5)	(82.2)
Change in unrealized gains/losses on securities, after tax	270.1	338.3	383.4

Change in OTTI, before tax	10.6	21.3	(12.7)
Deferred income tax asset/liability	(3.7)	(7.5)	4.4
Change in OTTI, after tax	6.9	13.8	(8.3)

Pension and other post-employment benefit liability, before tax	(2.2)	7.6	(1.4)
Deferred income tax asset/liability	0.7	(2.7)	0.5
Pension and other post-employment benefit liability, after tax	(1.5)	4.9	(0.9)

Net change in AOCI, after tax	$275.5	$357.0	$374.2

Changes in unrealized capital gains/losses on securities, including securities pledged and noncredit impairments, as recognized in AOCI, reported net of DAC, VOBA and income taxes, were as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Net unrealized capital gains/losses arising during the year(1)	$320.6	$408.8	$335.6
Less: reclassification adjustment for gains (losses) and other items included in Net income (loss)(2)	43.6	78.7	29.2
Change in deferred tax valuation allowance	—	22.0	68.7
Net change in unrealized capital gains/losses on securities	$277.0	$352.1	$375.1
(1) Pretax net unrealized capital gains/losses arising during the period were $485.4, $625.1 and $495.7 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2) Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $66.1, $120.0 and $42.8 for the years ended December 31, 2012, 2011 and 2010, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Current tax expense (benefit):
Federal	$200.9	$60.3	$73.2
Total current tax expense (benefit)	200.9	60.3	73.2
Deferred tax expense (benefit):
Federal	(9.7)	(65.3)	35.8
Total deferred tax expense (benefit)	(9.7)	(65.3)	35.8
Total income tax expense (benefit)	$191.2	$(5.0)	$109.0

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Income (loss) before income taxes	$516.6	$315.3	$486.9
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	180.8	110.4	170.4
Tax effect of:
Dividends received deduction	(18.6)	(37.0)	(23.3)
Valuation allowance	—	(87.0)	(13.7)
IRS audit adjustment	(0.3)	3.7	(26.8)
Prior year tax	28.1	—	—
State tax expense (benefit)	—	—	0.6
Other	1.2	4.9	1.8
Income tax expense (benefit)	$191.2	$(5.0)	$109.0

Based on its 2011 tax return as filed, the Company decreased its estimated deferred tax assets by $28.1.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities as of December 31, 2012 and 2011, are presented below.

	2012	2011
Deferred tax assets:
Insurance reserves	$255.4	$269.6
Investments	87.5	89.2
Postemployment benefits	50.6	97.1
Compensation and benefits	44.4	22.9
Other assets	24.5	22.5
Total gross assets before valuation allowance	462.4	501.3
Less: Valuation allowance	11.1	11.1
Assets, net of valuation allowance	451.3	490.2

Deferred tax liabilities:
Net unrealized investment (gains) losses	(482.4)	(357.5)
Deferred policy acquisition costs	(143.8)	(127.0)
Value of business acquired	(332.2)	(360.9)
Total gross liabilities	(958.4)	(845.4)
Net deferred income tax liability	$(507.1)	$(355.2)

Net unrealized capital losses are presented as a component of other comprehensive income (loss) in Shareholder's equity, net of deferred taxes.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2012 and 2011, the Company had a tax valuation allowance of $62.8 that was allocated to Net income (loss) and $(51.7) that was allocated to Other comprehensive income. As of December 31, 2012 and 2011, the Company had a full valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

Tax Sharing Agreement

The Company had a payable to ING U.S., Inc. of $32.1 and $1.3 for federal income taxes as of December 31, 2012 and 2011, respectively, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company's operations are included in the consolidated tax return of ING U.S., Inc. Generally, the Company's consolidated financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company's tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which the Company is included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to the Company an amount equal to the tax benefit of the Company's net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefits of losses generated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of period	$—	$23.0
Additions for tax positions related to prior years	—	4.5
Reductions for tax positions related to prior years	—	(4.5)
Reductions for settlements with taxing authorities	—	(23.0)
Balance at end of period	$—	$—

The Company had no unrecognized tax benefits as of December 31, 2012 and 2011 which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2012 and 2011.

Tax Regulatory Matters

In March 2012, the Internal Revenue Service ("IRS") completed its examination of the Company's return for tax year 2010. The 2010 audit settlement did not have a material impact on the financial statements.

The Company is currently under audit by the IRS for tax years 2011 through 2012 and it is expected that the examination of tax year 2011 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program ("CAP") for tax years 2011, 2012 and 2013.

11.    Benefit Plans

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

Beginning January 1, 2012, the Retirement Plan implemented a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company’s employ. For participants in the Retirement Plan as of December 31, 2011, there will be a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula. Due to ASC Topic 715 requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the Consolidated Financial Statements.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan earns a benefit under a FAP formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $19.1, $24.6 and $27.2 for the years ended December 31, 2012, 2011 and 2010, respectively and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company’s employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan ("ESOP") component. The Savings Plan was most recently amended effective January 1, 2011 to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule (although certain specified participants are subject to a 5-year graded vesting schedule). All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $9.7, $9.8 and $10.7, for the years ended December 31, 2012, 2011 and 2010, respectively and are included in Operating expenses in the Consolidated Statements of Operations.

Non-Qualified Retirement Plans

Effective December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). Benefit accruals under Aetna Financial Services SERPs ceased, effective as of December 31, 2001 and participants begin accruing benefits under ING North America SERPs.  Benefits under the SERPs are determined based on an eligible employee’s years of service and average annual compensation for the highest five years during the last ten years of employment.

Effective January 1, 2012, the Supplemental Executive Retirement Plan was amended to coordinate with the amendment of the Retirement Plan from its current final average pay formula to a cash balance formula.

The Company, in conjunction with ING North America, sponsors the Pension Plan for Certain Producers of ING Life Insurance and Annuity Company (formerly the Pension Plan for Certain Producers of Aetna Life Insurance and Annuity Company) (the "Agents Non-Qualified Plan"). This plan covers certain full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet the eligibility criteria specified in the plan ("Career Agents"). The Agents Non-Qualified Plan was frozen effective January 1, 2002. In connection with the termination, all benefit accruals ceased and all accrued benefits were frozen.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets and funded status, for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2012 and 2011.

	2012	2011
Change in benefit obligation:
Benefit obligation, January 1	$98.7	$96.8
Interest cost	4.4	5.0
Benefits paid	(9.3)	(8.4)
Actuarial gain on obligation	3.4	18.4
Plan adjustments	—	(8.8)
Curtailments or settlements	—	(4.3)
Benefit obligation, December 31	$97.2	$98.7
Fair Value of Plan Assets:
Fair value of plan assets, December 31	$—	$—

Amounts recognized in the Consolidated Balance Sheets consist of:

	2012	2011
Accrued benefit cost	$(97.2)	$(98.7)
Accumulated other comprehensive income:
Prior service cost	(7.3)	(8.5)
Net amount recognized	$(104.5)	$(107.2)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2012 and 2011 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2012	2011
Discount rate	4.05%	4.75%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 4.05% was the appropriate discount rate as of December 31, 2012, to calculate the Company’s accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2012	2011	2010
Discount rate	4.75%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	3.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Interest cost	$4.4	$5.0	$5.1
Net loss (gain)	3.4	16.0	11.5
Unrecognized past service cost recognized in the year	(1.2)	—	0.1
The effect of any curtailment or settlement	—	2.2	—
Net periodic benefit cost	$6.6	$23.2	$16.7

Cash Flows

In 2013, the employer is expected to contribute $8.6 to the SERPs and Agents Non-Qualified Plan.  Future expected benefit payments related to the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2013 through 2017 and thereafter through 2022, are estimated to be $8.6, $7.7, $6.0, $5.8, $6.0 and $30.1, respectively.

Stock Option and Share Plans

Long-term Equity Ownership Plan: Starting in 2004, ING Group began issuing options under the Long-term Equity Ownership Plan ("leo"). Under leo, participants are awarded both stock options and performance shares. Leo options are nonqualified options on ING Group shares in the form of American Depository Receipts ("ADRs"). The leo options give the recipient the right to purchase an ING Group share in the form of ADRs at a price equal to the fair market value of one ING Group share on the date of grant. The options have a ten-year term and vest three years from the grant date subject to the participant meeting the three-year service vesting condition. Upon vesting, participants generally have up to seven years in which to exercise their vested options. A shorter exercise period applies in the event of termination due to redundancy, business divestiture, voluntary termination, or termination for cause.

Leo performance shares are a contingent grant of ING Group stock and generally vest three years from the grant date, and can range from 0-200% of target based on ING's Total Shareholder Return ("TSR") relative to a peer group of global financial services companies as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although immediate vesting will occur in the event of the participant's death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in the leo plan document).

Long-term Sustainable Performance Plan performance shares ("LSPP") were granted on March 30, 2011 and 2012 with a three year graded vesting schedule. Participants were awarded a conditional right to receive a number of ING Group shares in the form of ADR's in the future. Awards under the LSPP vest, and shares are delivered 1/3 each of the first, second and third anniversary of the award date, provided the participants are still employed by ING. The LSPP performance shares are subject to a performance measure. The number of ADR's that would be ultimately granted at the end of each performance period is dependent upon a measure of the Company's performance over that period.

At the end of the specified performance period, the extent to which ING's performance targets have been met will determine the actual number of leo and LSPP performance shares that the participants will receive on the vesting date.

The Company was allocated from ING compensation expense for the leo options, leo performance shares and LSPP of $5.0, $5.1 and $3.4 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recognized tax benefits of $1.5, $0.8 and $0.7 in 2012, 2011 and 2010, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

•	The ING Americas Supplemental Executive Retirement Plan, which is a non-qualified defined benefit restoration pension plan.

•	The ING Americas Deferred Compensation Savings Plan, which is a deferred compensation plan that includes a 401(k) excess component.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2012, 2011 and 2010, were $11.9, $9.9 and $11.9, respectively.

12.    Financing Agreements

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development ("DECD") loaned ILIAC $9.9 (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, ILIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds at the Windsor Property during that period. On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC's obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation. In November 2012, ILIAC provided a letter of credit to the DECD in the amount of $10.6 security for its repayment obligations with respect to the loan.

At both December 31, 2012 and 2011, the amount of the loan outstanding was $4.9, which was reflected in Long-term debt on the Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by ING North America Insurance Corporation as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2012, 2011 and 2010, rent expense for leases was $4.9, $5.0 and $4.0, respectively.

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

As of December 31, 2012 and 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $314.9 and $536.4, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2012 and 2011, the Company held $167.0 and $110.0 of net cash collateral, respectively, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets. In addition, as of December 31, 2012 and 2011, the Company delivered collateral of $39.5 and $77.9, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Consolidated Balance Sheets.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of December 31, 2012 and 2011:

	2012	2011
Other fixed maturities-state deposits	$13.4	$13.6
Securities pledged(1)	219.7	593.7
Total restricted assets	$233.1	$607.3
(1) Includes the fair value of loaned securities of $180.2 and $515.8 as of December 31, 2012 and 2011, respectively, which is included in Securities pledged on the Consolidated Balance Sheets.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation, for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2012, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $30.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), which has been filed by the administrator of a 401(k) ERISA Plan who claims that the Company has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of the Employee Retirement Income Act ("ERISA"). Among other things, Claimant seeks declaratory relief and the disgorgement of all revenue sharing payments and profits earned in connection with such payments, as well as attorney's fees. On January 26, 2012, Plaintiff filed a motion requesting to be allowed to represent a class of similarly situated ERISA Plans, which the court granted on September 26, 2012. The Company denies Claimant's allegations and is vigorously defending this litigation.

The regulatory examination of the Company's policy for addressing and correcting an error that is made when processing the trade instructions of an ERISA plan or one of its participants has been resolved. Under that policy, the Company absorbs any loss and retains any gain that results from such an error correction. The resolution will not have a material impact on the Company's results of operations or financial position.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

14.    Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪
Investment Advisory agreement with ING Investment Management LLC ("IIM"), an affiliate, in which IIM provides asset management, administrative and accounting services for ILIAC's general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred in the amounts of $27.0, $22.8 and $23.7, respectively.

▪
Services agreement with ING North America for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred in the amounts of $183.5, $180.6 and $209.7, respectively.

▪
Services agreement between ILIAC and its U.S. insurance company affiliates for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2012, 2011 and 2010, net expenses related to the agreement were incurred in the amount of $30.8, $29.8 and $53.3, respectively.

▪
Service agreement with ING Institutional Plan Services, LLC ("IIPS") effective November 30, 2008 pursuant to which IIPS provides recordkeeper services to certain benefit plan clients of ILIAC. For the years ended December 31, 2012, 2011 and 2010, ILIAC's net earnings related to the agreement were in the amount of $7.1, $8.4 and $2.2, respectively.

▪
Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2012, 2011 and 2010, revenue under the IIM intercompany agreement was $26.2, $24.7 and $24.1, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

▪
Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company ("ING USA") and ReliaStar Life Insurance Company of New York ("RLNY"), affiliated companies as well as ILIAC, whereby DSL serves as the principal underwriter for variable insurance products and provides wholesale distribution services for mutual fund custodial products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2012, 2011 and 2010, commissions were collected in the amount of $225.5, $218.3 and $220.0, respectively. Such commissions are, in turn, paid to broker-dealers.

▪
Intercompany agreements with each of ING USA, ILIAC, IIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the "Contracting Party") pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contacting Party. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred under these intercompany agreements in the aggregate amount of $212.3, $207.9 and $204.5, respectively.

▪
Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred under this service agreement in the amount of $3.2, $3.2 and $3.3, respectively.

▪
Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred in the amounts of $27.0, $23.3 and $19.8, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreement

Effective, December 31, 2012, the Company entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited ("SLDI") to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company will reinsure to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on the certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York will be 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York will be 100%. This agreement is accounted for under the deposit method of accounting and had an immaterial impact to the Consolidated Balance Sheets.

Investment Advisory and Other Fees

Effective January 1, 2007, ILIAC's investment advisory agreement to serve as investment advisor to certain variable funds offered in Company products (collectively, the "Company Funds"), was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $135.0, $103.2 and $246.1 (excludes fees paid to ING Investment Management Co.) in 2012, 2011 and 2010, respectively.

DSL has been retained by ING Investors Trust ("IIT"), an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to IIT. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of IIT. DSL earns a monthly fee based on a percentage of average daily net assets of IIT. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to IIT and is compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of ING Partners, Inc. (the "Fund"), an affiliate. DSL and the Fund have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for the Fund. The Fund pays DSL a monthly fee which is based on a percentage of average daily net assets. For the years ended December 31, 2012, 2011 and 2010, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $370.6, $323.2 and $314.3, respectively. At December 31, 2012 and 2011, DSL had $25.6 and $22.9, respectively, receivable from IIT under the management agreement.

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

Under this agreement, the Company incurred an immaterial amount of interest expense for the years ended December 31, 2012, 2011 and 2010. The Company earned interest income of $0.5, $1.3 and $0.9 for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations.  As of December 31, 2012, the Company did not have any outstanding receivable. As of December 31, 2011, the Company had an outstanding receivable of $648.0 from ING U.S., Inc. under the reciprocal loan agreement.

During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. The Company and ING U.S., Inc. continue to maintain the reciprocal loan agreement, and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the "Note") scheduled to mature on December 29, 2034, to ILIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11.1 for each of the years ended December 31, 2012, 2011 and 2010.

Alt-A Back-Up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including the Company, reached an agreement with the Dutch State on an Illiquid Asset Back Up Facility (the “Alt-A Back-up Facility”) regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including the Company. Pursuant to this transaction, the Company transferred all risks and rewards on 80% of a $1.1 billion par Alt-A RMBS portfolio to ING Support Holding B.V. (“ING Support Holding”), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this first transaction, the Company retained 20% of the exposure for any results on the $1.1 billion Alt-A RMBS portfolio.
The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $794.4, and was recorded as Loan-Dutch State Obligation on the Consolidated Balance Sheets (the “Dutch State Obligation”). Under the transaction, other fees were payable by both the Company and the Dutch State. The Company incurred net fees of $1.4, $1.9 and $2.3 in the years ended December 31, 2012, 2011 and 2010, respectively.
The Company executed a second transaction effective January 26, 2009, in which an additional $5.0 par Alt-A RMBS portfolio owned by the Company were sold to ING Direct Bancorp. ING Direct Bancorp paid cash in the amount of $3.6 for 80% of the Company's additional $5.0 par Alt-A RMBS and included those purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. ING Direct Bancorp paid cash in the amount of $0.6 and retained the remaining 20% of this Alt-A RMBS portfolio.
On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding and ING Bank N.V. (“ING Bank”) entered into restructuring arrangements with the Dutch State, which closed the following day (the “Termination Agreement”). Pursuant to the restructuring transaction, the Company sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, the Company continues to own 20% of the Alt-A RMBS from the first transaction. The Company has the right to sell these securities, subject to a right of first refusal granted to ING Bank.
Transfer of Registered Representatives

On January 1, 2011, IFA transferred a group of registered representatives and their related customer accounts to its broker-dealer affiliate, ING Financial Partners, Inc. and received $5.0 as consideration for the transfer. Effective January 1, 2011, IFA operates exclusively as a wholesale broker-dealer.

QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)

2012	First	Second	Third	Fourth
Total revenues	$702.4	$537.9	$547.9	$530.2
Income (loss) before income taxes	218.2	58.5	126.7	113.2
Income tax expense (benefit)	74.2	20.6	33.4	63.0
Net income (loss)	$144.0	$37.9	$93.3	$50.2

2011	First	Second	Third	Fourth
Total revenues	$596.0	$623.6	$387.4	$478.8
Income (loss) before income taxes	171.4	159.7	(34.1)	18.3
Income tax expense (benefit)	84.0	43.1	(110.9)	(21.2)
Net income (loss)	$87.4	$116.6	$76.8	$39.5

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Title IX, Section 989G of the Dodd-Frank Act, which provides non-accelerated filers such as the Company with an exemption from Section 404(b) of the Sarbanes-Oxley Act, the provision that otherwise requires an issuer to provide an attestation report by its registered public accounting firm on management's assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B.	Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Group or its affiliates has engaged during the calendar year in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government.

ING U.S., Inc. and its subsidiaries, including the Company have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts and loans maintained by ING Bank and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. These positions remain on the books, but accounts related thereto are 'frozen' under applicable laws and procedures.  Any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts.  Funds can only be withdrawn by relevant Iranian parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities.  ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'.  ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the relevant period, ING Bank had gross revenues of approximately EUR 58 million, which was principally related to legacy loan repayment, and ING Bank estimates that it had net profit of approximately EUR 395,000.  ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a.	Code of Ethics for Financial Professionals
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

b.	Designation of Board Financial Expert
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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2012 and 2011, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING, including ING Life Insurance and Annuity Company ("ILIAC"). ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2012 and 2011 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2012		2011
Audit fees	$3.2		$1.6
Audit-related fees	1.0		0.7
Tax fees	—	*	0.1
All other fees	—		—	*
	$4.2		$2.4
* Less than $0.1.

Audit Fees

Audit fees were allocated to ILIAC and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ILIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting the Securities and Exchange Commission ("SEC") product filings.

Tax Fees

There were minimal tax fees allocated to ILIAC in 2012 and 2011. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no or minimal fees allocated to ILIAC in 2012 and 2011 under the category "all other fees." Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

Pre-approval Policies and Procedures

ILIAC has adopted the pre-approval policies and procedures of ING. Audit, audit-related and non-audit services provided to the Company by ING’s independent auditors are included in the total amounts for ING and pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company. The ING pre-approval policies and procedures distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax and other, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s Group Finance and Control monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2012 and 2011, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by ING’s audit committee.

PART IV

Item 15.        Exhibits, Consolidated Financial Statement Schedules

(a.)    The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 77.

2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 155.

3.	Exhibits. See Exhibit Index on pages 160, hereof.

Index to Consolidated Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		156

I.	Summary of Investments - Other than Investments in Affiliates as of December 31, 2012	157

IV.	Reinsurance Information as of and for the years ended December 31, 2012, 2011 and 2010	158

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the consolidated financial statements of ING Life Insurance and Annuity Company as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated March 27, 2013.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2013

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I
Summary of Investments – Other than Investments in Affiliates
As of December 31, 2012
(In millions)

Type of Investments	Cost	Value*	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$1,011.5	$1,146.6	$1,146.6
U.S. government agencies and authorities	379.4	397.0	397.0
State, municipalities and political subdivisions	77.2	93.1	93.1
U.S. corporate securities	9,438.0	10,574.3	10,574.3
Foreign securities(1)	5,009.7	5,552.0	5,552.0
Residential mortgage-backed securities	2,070.4	2,357.5	2,357.5
Commercial mortgage-backed securities	748.7	839.1	839.1
Other asset-backed securities	475.7	495.6	495.6
Total fixed maturities, including securities pledged to creditors	$19,210.6	$21,455.2	$21,455.2

Equity securities, available-for-sale	$129.3	$142.8	$142.8

Mortgage loans on real estate	$2,872.7	$2,946.9	$2,872.7
Policy loans	240.9	240.9	240.9
Short-term investments	679.8	679.8	679.8
Limited partnerships/corporations	179.6	179.6	179.6
Derivatives	84.9	512.7	512.7
Total investments	$23,397.8	$26,157.9	$26,083.7
* See Notes 2 and 4 of Notes to the Consolidated Financial Statements.
(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV
Reinsurance Information
As of and for the years ended December 31, 2012, 2011 and 2010
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2012
Life insurance in force	$14,684.5	$15,109.5	$425.0	$—	NM*
Premiums:
Accident and health insurance	0.2	0.2	—	—
Annuities	36.0	—	—	36.0
Total premiums	$36.2	$0.2	$—	$36.0

Year Ended December 31, 2011
Life insurance in force	$15,765.3	$16,247.8	$482.5	$—	NM*
Premiums:
Accident and health insurance	0.2	0.2	—	—
Annuities	33.8	—	0.1	33.9
Total premiums	$34.0	$0.2	$0.1	$33.9

Year Ended December 31, 2010
Life insurance in force	$16,817.0	$17,364.7	$547.7	$—	NM*
Premiums:
Accident and health insurance	0.3	0.3	—	—
Annuities	67.3	—	—	67.3
Total premiums	$67.6	$0.3	$—	$67.3
* Not meaningful.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2013	ING Life Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Mark B. Kaye
Mark B. Kaye Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 20, 2013.

Signatures		Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Mary E. Beams	Director and President
Mary E. Beams

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Rodney O. Martin, Jr.	Director
Rodney O. Martin, Jr.

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

/s/	Mark B. Kaye	Senior Vice President and
	Mark B. Kaye	Chief Financial Officer

ING LIFE INSURANCE AND ANNUITY COMPANY ("ILIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).
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

Exhibit Index
10.15
Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.16
Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company and ING Financial Advisers, LLC dated October 10, 2006, incorporated by reference to the Company’s Form 8-K filed on October 11, 2006 (File No. 033-23376).

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

Exhibit Index
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

10.37+	Participation Termination Agreement, dated as of November 13, 2012, entered into among ILIAC, ING Support Holding B.V., ING Groep N.V. and ING Bank N.V.
10.38+	Deed of Assignment of IABF Receivables, dated as of November 13, 2012, between ILIAC, ING Support Holding B.V., ING Bank N.V., Staat de Nederlanden and Stichting Derdengelden ING Support Holding
14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company’s Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Mark B. Kaye pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Mary E. Beams pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Mark B. Kaye pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Mary E. Beams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1] Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the year ended December 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholder's Equity for the year ended December 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.

