Form 10-Q
period 2013-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2013-05-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of May 10, 2013, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly owned subsidiaries (collectively, the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part I, Item 2. of this Form 10-Q as well as those discussed in Part I, Item 1A. "Risk Factors" in the Company’s 2012 Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements
ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	As of	As of
	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,652.0 at 2013 and $18,458.7 at 2012)	$20,617.8	$20,690.8
Fixed maturities, at fair value using the fair value option	519.9	544.7
Equity securities, available-for-sale, at fair value (cost of $112.1 at 2013 and $129.3 at 2012)	127.0	142.8
Short-term investments	186.0	679.8
Mortgage loans on real estate, net of valuation allowance of $1.3 at 2013 and at 2012	3,060.7	2,872.7
Policy loans	237.6	240.9
Limited partnerships/corporations	182.0	179.6
Derivatives	479.1	512.7
Securities pledged (amortized cost of $302.4 at 2013 and $207.2 at 2012)	310.2	219.7
Total investments	25,720.3	26,083.7
Cash and cash equivalents	474.7	363.4
Short-term investments under securities loan agreement, including collateral delivered	294.5	186.1
Accrued investment income	292.8	273.0
Receivable for securities sold	29.4	3.9
Reinsurance recoverable	2,130.9	2,153.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	795.5	695.0
Notes receivable from affiliate	175.0	175.0
Due from affiliates	54.8	99.8
Property and equipment	81.1	81.8
Other assets	112.6	101.1
Assets held in separate accounts	57,650.3	53,655.3
Total assets	$87,811.9	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	As of	As of
	March 31, 2013	December 31, 2012
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$24,207.3	$24,191.2
Payable for securities purchased	21.9	—
Payables under securities loan agreement, including collateral held	436.4	353.2
Long-term debt	4.9	4.9
Due to affiliates	109.4	95.1
Derivatives	296.5	346.8
Current income tax payable to Parent	16.4	32.1
Deferred income taxes	464.5	507.1
Other liabilities	378.8	424.7
Liabilities related to separate accounts	57,650.3	53,655.3
Total liabilities	83,586.4	79,610.4

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,217.2	4,217.2
Accumulated other comprehensive income (loss)	912.0	1,023.0
Retained earnings (deficit)	(906.5)	(981.6)
Total shareholder’s equity	4,225.5	4,261.4
Total liabilities and shareholder’s equity	$87,811.9	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net investment income	$348.2	$352.0
Fee income	174.9	155.1
Premiums	7.9	11.8
Broker-dealer commission revenue	57.8	55.7
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.1)	(1.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.5)	(0.1)
Net other-than-temporary impairments recognized in earnings	(0.6)	(1.3)
Other net realized capital gains (losses)	(39.5)	128.6
Total net realized capital gains (losses)	(40.1)	127.3
Other revenue	(4.9)	0.5
Total revenues	543.8	702.4
Benefits and expenses:
Interest credited and other benefits to contract owners	186.8	194.7
Operating expenses	173.6	180.4
Broker-dealer commission expense	57.8	55.7
Net amortization of deferred policy acquisition costs and value of business acquired	18.6	52.8
Interest expense	0.1	0.6
Total benefits and expenses	436.9	484.2
Income (loss) before income taxes	106.9	218.2
Income tax expense (benefit)	31.8	74.2
Net income (loss)	$75.1	$144.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$75.1	$144.0
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(169.5)	(72.4)
Other-than-temporary impairments	0.9	1.6
Pension and other post-retirement benefits liability	(0.6)	(0.6)
Other comprehensive income (loss), before tax	(169.2)	(71.4)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(58.2)	(31.1)
Other comprehensive income (loss), after tax	(111.0)	(40.3)
Comprehensive income (loss)	$(35.9)	$103.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2012	$2.8	$4,533.0		$747.5	$(1,307.0)	$3,976.3
Comprehensive income (loss):
Net income (loss)	—	—		—	144.0	144.0
Other comprehensive income (loss), after tax	—	—		(40.3)	—	(40.3)
Total comprehensive income (loss)						103.7
Employee related benefits	—	23.9		—	—	23.9
Balance at March 31, 2012	$2.8	$4,556.9		$707.2	$(1,163.0)	$4,103.9

Balance at January 1, 2013	$2.8	$4,217.2		$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—		—	75.1	75.1
Other comprehensive income (loss), after tax		—		(111.0)	—	(111.0)
Total comprehensive income (loss)						(35.9)
Employee related benefits	—	—	*	—	—	—	*
Balance at March 31, 2013	$2.8	$4,217.2		$912.0	$(906.5)	$4,225.5
*Less than $0.1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$282.8	$324.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,193.7	1,435.4
Equity securities, available-for-sale	0.4	1.1
Mortgage loans on real estate	30.8	105.0
Limited partnerships/corporations	6.0	18.1
Acquisition of:
Fixed maturities	(1,497.7)	(1,255.0)
Equity securities, available-for-sale	(0.2)	(0.7)
Mortgage loans on real estate	(218.8)	(322.1)
Limited partnerships/corporations	(2.2)	(18.8)
Derivatives, net	(55.8)	(1.1)
Policy loans, net	3.3	5.1
Short-term investments, net	493.8	(121.3)
Loan-Dutch State obligation, net	—	24.2
Collateral (delivered) received, net	(25.2)	(11.7)
Purchases of fixed assets, net	(0.2)	—
Net cash used in investing activities	(72.1)	(141.8)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$561.4	$577.4
Maturities and withdrawals from investment contracts	(660.8)	(617.2)
Short-term repayments of repurchase agreements, net	—	(48.5)
Net cash used in financing activities	(99.4)	(88.3)
Net increase in cash and cash equivalents	111.3	94.2
Cash and cash equivalents, beginning of period	363.4	217.1
Cash and cash equivalents, end of period	$474.7	$311.3

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING Life Insurance and Annuity Company ("ILIAC") is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, "the Company") are providers of financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding stock of ING U.S., Inc. (collectively, the "IPO"). Following the IPO, ING International owns approximately 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock).

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. Following the IPO, ING International owns approximately 75% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V., which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. The Voya Financial identity is reflected in the ING U.S., Inc.'s new ticker symbol (NYSE: VOYA).

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "not-for-profit" organizations) and corporate markets. The Company's products are generally distributed through pension professionals, independent agents and brokers, third-party administrators, banks, dedicated career agents and financial planners.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013, its results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three months ended March 31, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC, which included all disclosures required by U.S. GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements.

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

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income (Loss) Note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

The provisions of ASU 2013-04 are effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2013-04.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$758.8	$113.1	$—	$—	$871.9	$—
U.S. government agencies and authorities	379.6	13.9	—	—	393.5	—
State, municipalities and political subdivisions	77.2	15.5	—	—	92.7	—
U.S. corporate securities	9,933.3	1,012.7	27.8	—	10,918.2	1.9

Foreign securities:(1)
Government	440.1	44.6	3.2	—	481.5	—
Other	4,737.0	451.8	17.1	—	5,171.7	—
Total foreign securities	5,177.1	496.4	20.3	—	5,653.2	—

Residential mortgage-backed securities:
Agency	1,590.9	163.6	4.5	29.7	1,779.7	0.6
Non-Agency	363.6	66.0	10.9	18.5	437.2	16.6
Total Residential mortgage-backed securities	1,954.5	229.6	15.4	48.2	2,216.9	17.2

Commercial mortgage-backed securities	715.8	86.7	0.1	—	802.4	4.4
Other asset-backed securities	478.0	26.5	5.4	—	499.1	3.0
Total fixed maturities, including securities pledged	19,474.3	1,994.4	69.0	48.2	21,447.9	26.5
Less: Securities pledged	302.4	9.2	1.4	—	310.2	—
Total fixed maturities	19,171.9	1,985.2	67.6	48.2	21,137.7	26.5
Equity securities	112.1	14.9	—	—	127.0	—
Total fixed maturities and equity securities investments	$19,284.0	$2,000.1	$67.6	$48.2	$21,264.7	$26.5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.
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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) on the Condensed Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$788.0	$811.5
After one year through five years	3,901.9	4,186.5
After five years through ten years	6,078.7	6,673.0
After ten years	5,557.4	6,258.5
Mortgage-backed securities	2,670.3	3,019.3
Other asset-backed securities	478.0	499.1
Fixed maturities, including securities pledged	$19,474.3	$21,447.9

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of March 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
2013
Communications	$1,316.1	$143.2	$6.4	$1,452.9
Financial	1,914.2	231.1	7.3	2,138.0
Industrial and other companies	8,259.6	721.1	25.1	8,955.6
Utilities	2,728.8	326.4	5.1	3,050.1
Transportation	451.6	42.7	1.0	493.3
Total	$14,670.3	$1,464.5	$44.9	$16,089.9

2012
Communications	$1,154.1	$161.4	$0.9	$1,314.6
Financial	1,859.3	240.1	10.9	2,088.5
Industrial and other companies	7,883.1	850.9	6.9	8,727.1
Utilities	2,715.4	349.8	7.3	3,057.9
Transportation	396.1	46.5	0.4	442.2
Total	$14,008.0	$1,648.7	$26.4	$15,630.3

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2013

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and December 31, 2012, approximately 41.9% and 41.8%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of March 31, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of March 31, 2013 and December 31, 2012, the fair value of loaned securities was $286.4 and $180.2, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $294.6 and $186.1, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of March 31, 2013 and December 31, 2012, liabilities to return collateral of $294.6 and $186.1, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $1.3 as of March 31, 2013 and December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale and unrealized capital gains (losses) on these securities are recorded in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2013 and December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2013
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	1,061.8	23.1	20.2	1.4	32.5	3.3	1,114.5	27.8
Foreign	483.4	13.0	11.8	0.5	43.2	6.8	538.4	20.3
Residential mortgage-backed	212.5	1.8	35.2	0.9	117.9	12.7	365.6	15.4
Commercial mortgage-backed	0.3	—	—	—	1.9	0.1	2.2	0.1
Other asset-backed	26.5	—	1.5	—	30.3	5.4	58.3	5.4
Total	$1,784.5	$37.9	$68.7	$2.8	$225.8	$28.3	$2,079.0	$69.0

2012
U.S. Treasuries	$300.0	$0.5	$—	$—	$—	$—	$300.0	$0.5
U.S. corporate, state and municipalities	479.8	6.8	22.5	0.9	49.4	3.4	551.7	11.1
Foreign	166.8	4.7	7.8	0.5	87.7	11.2	262.3	16.4
Residential mortgage-backed	68.7	1.6	7.2	0.3	132.4	16.2	208.3	18.1
Commercial mortgage-backed	7.5	0.1	1.6	—	2.5	0.1	11.6	0.2
Other asset-backed	15.6	—	—	—	34.2	6.7	49.8	6.7
Total	$1,038.4	$13.7	$39.1	$1.7	$306.2	$37.6	$1,383.7	$53.0

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 88.9% and 89.1% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of March 31, 2013 and December 31, 2012:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2013
Six months or less below amortized cost	$1,850.7	$4.4	$41.8	$1.1	265	7
More than six months and twelve months or less below amortized cost	111.0	4.6	7.1	1.0	31	2
More than twelve months below amortized cost	135.6	41.7	5.5	12.5	96	18
Total	$2,097.3	$50.7	$54.4	$14.6	392	27

2012
Six months or less below amortized cost	$1,110.8	$15.2	$19.3	$3.9	141	10
More than six months and twelve months or less below amortized cost	49.5	1.5	2.6	0.4	31	2
More than twelve months below amortized cost	198.1	61.6	6.2	20.6	99	28
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of March 31, 2013 and December 31, 2012:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2013
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. corporate, state and municipalities	1,137.9	4.4	26.2	1.6	152	1
Foreign	544.1	14.6	16.3	4.0	79	2
Residential mortgage-backed	361.6	19.4	9.9	5.5	140	18
Commercial mortgage-backed	2.3	—	0.1	—	2	—
Other asset-backed	51.4	12.3	1.9	3.5	19	6
Total	$2,097.3	$50.7	$54.4	$14.6	392	27

2012
U.S. Treasuries	$300.5	$—	$0.5	$—	2	—
U.S. corporate, state and municipalities	558.1	4.7	9.1	2.0	82	2
Foreign	242.7	36.0	5.7	10.7	38	8
Residential mortgage-backed	201.2	25.2	10.2	7.9	124	24
Commercial mortgage-backed	11.8	—	0.2	—	8	—
Other asset-backed	44.1	12.4	2.4	4.3	17	6
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings, by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received, the middle rating is applied;
• when two ratings are received, the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable, an internal rating is applied.

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

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $62.3 and $4.7, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $61.2 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	66.8%	AAA	0.1%	2007	7.7%
	2	3.3%	AA	3.0%	2006	6.8%
	3	19.5%	A	14.9%	2005 and prior	85.5%
	4	9.1%	BBB	20.8%		100.0%
	5	1.1%	BB and below	61.2%
	6	0.2%		100.0%
		100.0%
2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $102.5 and $6.6, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $106.0 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	40.6%	AAA	0.1%	2007	13.9%
	2	10.8%	AA	0.2%	2006	29.7%
	3	27.8%	A	4.0%	2005 and prior	56.4%
	4	18.6%	BBB	2.6%		100.0%
	5	1.7%	BB and below	93.1%
	6	0.5%		100.0%
		100.0%
2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company's CMBS totaled $802.4 and $839.1, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $0.1 and $0.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	99.4%	AAA	52.6%	2007	29.9%
	2	—%	AA	17.0%	2006	20.7%
	3	0.6%	A	8.9%	2005 and prior	49.4%
	4	—%	BBB	3.6%		100.0%
	5	—%	BB and below	17.9%
	6	—%		100.0%
		100.0%
2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $438.1 and $435.6, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.6.

As of March 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 46.3%, 4.3% and 30.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	99.3%	AAA	89.8%	2013	3.9%
	2	0.6%	AA	2.6%	2012	21.3%
	3	0.1%	A	6.9%	2011	12.0%
	4	—%	BBB	0.6%	2010	5.7%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.8%
		100.0%			2007 and prior	48.0%
						100.0%
2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013 and December 31, 2012, the Company did not have any troubled debt restructurings.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2013 and December 31, 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of March 31, 2013 and December 31, 2012:

	2013	2012
Commercial mortgage loans	$3,062.0	$2,874.0
Collective valuation allowance	(1.3)	(1.3)
Total net commercial mortgage loans	$3,060.7	$2,872.7

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the three months ended March 31, 2013 and the year ended December 31, 2012:

	2013	2012
Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1.3	$1.3

There were no troubled debt restructured loans, loans 90 days or more past due, loans in foreclosure, or unpaid principal balance on loans 90 days or more past due as of March 31, 2013 and December 31, 2012.

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	5.6	5.6
Subtotal	5.6	5.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$5.6	$5.6
Unpaid principal balance of impaired loans	$7.1	$7.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2013 and December 31, 2012. There were no other loans in arrears with respect to principal and interest as of March 31, 2013 and December 31, 2012.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and restructured loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Impaired loans, average investment during the period (book value)	$5.7	$5.8
Interest income recognized on impaired loans, on an accrual basis	0.1	0.1
Interest income recognized on impaired loans, on a cash basis	0.1	0.1
Interest income recognized on restructured loans, on an accrual basis	—	—

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

The following table presents the LTV ratios as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$495.6	$501.3
50% - 60%	805.3	768.9
60% - 70%	1,664.6	1,491.6
70% - 80%	81.1	96.4
80% and above	15.4	15.8
Total Commercial mortgage loans	$3,062.0	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,238.6	$2,114.4
1.25x - 1.5x	444.3	390.5
1.0x - 1.25x	304.7	293.1
Less than 1.0x	74.4	76.0
Total Commercial mortgage loans	$3,062.0	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2013 and December 31, 2012:

	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$602.1	19.6%	$564.1	19.6%
South Atlantic	600.3	19.6%	561.0	19.5%
Middle Atlantic	329.6	10.8%	332.7	11.6%
East North Central	375.2	12.2%	337.8	11.8%
West South Central	508.5	16.6%	460.4	16.0%
Mountain	247.3	8.1%	214.5	7.5%
West North Central	203.8	6.7%	205.2	7.1%
New England	118.5	3.9%	119.1	4.1%
East South Central	76.7	2.5%	79.2	2.8%
Total Commercial mortgage loans	$3,062.0	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,070.5	35.0%	$1,035.2	36.0%
Retail	924.0	30.1%	824.0	28.7%
Office	433.4	14.2%	427.0	14.8%
Apartments	316.3	10.3%	298.7	10.4%
Hotel/Motel	110.3	3.6%	92.1	3.2%
Mixed use	45.2	1.5%	34.2	1.2%
Other	162.3	5.3%	162.8	5.7%
Total Commercial mortgage loans	$3,062.0	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Year of Origination:
2013	$218.7	$—
2012	934.3	939.0
2011	826.1	836.9
2010	123.5	124.0
2009	72.8	73.0
2008	117.9	119.0
2007 and prior	768.7	782.1
Total Commercial mortgage loans	$3,062.0	$2,874.0
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
Foreign(1)	$—	—	$0.4	1
Residential mortgage-backed	0.5	20	0.7	23
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.2	2
Total	$0.6	22	$1.3	26
(1) Primarily U.S. dollar denominated.

The above tables include $0.5 and $0.8 and of write-downs related to credit impairments for the three months ended March 31, 2013 and 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.1 and $0.5, in write-downs for the three months ended March 31, 2013 and 2012, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
Foreign(1)	$—	—	$0.4	1
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.1	1
Total	$0.1	2	$0.5	2
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

The fair value of fixed maturities with OTTI as of March 31, 2013 and December 31, 2012 was $1.2 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$20.0	$19.4
Additional credit impairments:
On securities not previously impaired	0.2	0.1
On securities previously impaired	0.4	0.6
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(0.8)	(0.6)
Balance at March 31	$19.8	$19.5

Net Investment Income

The following table summarizes Net investment income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$307.6	$305.8
Equity securities, available-for-sale	0.9	1.1
Mortgage loans on real estate	36.6	33.6
Policy loans	3.2	3.3
Short-term investments and cash equivalents	0.2	—
Other	11.7	19.4
Gross investment income	360.2	363.2
Less: Investment expenses	12.0	11.2
Net investment income	$348.2	$352.0

As of March 31, 2013 and December 31, 2012, the Company did not have any investments in fixed maturities which produced no investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(0.2)	$39.5
Fixed maturities, at fair value option	(38.9)	(42.9)
Derivatives	(19.9)	(13.2)
Embedded derivative - fixed maturities	(5.4)	(4.8)
Embedded derivative - product guarantees	24.3	149.0
Other investments	—	(0.3)
Net realized capital gains (losses)	$(40.1)	$127.3
After-tax net realized capital gains (losses)	$(26.1)	$78.7

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Proceeds on sales	$836.2	$1,267.1
Gross gains	7.3	42.4
Gross losses	5.8	3.1

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things,  levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads.  Embedded derivatives within fixed maturities are reported with the host contract on the Condensed Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.  Embedded derivatives within annuity products are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

In addition, the Company has entered into a reinsurance agreement that contains an embedded derivative in which the fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Other liabilities on the Condensed Consolidated Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Condensed Consolidated Statements of Operations.

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with legal right to offset.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of March 31, 2013 and December 31, 2012:

	2013			2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$937.5	$188.1	$—	$1,000.0	$215.4	$—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,341.3	283.4	284.4	18,131.1	292.9	328.5
Foreign exchange contracts	145.8	3.0	12.1	161.6	0.4	18.3
Equity contracts	9.2	—	—	14.5	0.4	—
Credit contracts	344.0	4.6	—	347.5	3.6	—
Managed custody guarantees	N/A	—	—	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	48.2	—	N/A	53.7	—
Within annuity products	N/A	—	99.6	N/A	—	122.4
Within reinsurance agreements	N/A	—	(0.8)	N/A	—	—
Total		$527.3	$395.3		$566.4	$469.2
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to variability in the future cash flows for forecasted transactions is through the fourth quarter 2016.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair value of the derivatives eligible for offset were as follows as of March 31, 2013 and December 31, 2012:

	2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$344.0	$4.6	$—
Equity contracts	—	—	—
Foreign exchange contracts	145.8	3.0	12.1
Interest rate contracts	19,278.8	471.5	284.4
		$479.1	$296.5

Counterparty netting(1)		$(264.7)	$(264.7)
Cash collateral netting(2)		(141.8)	—
Securities collateral netting(2)		(5.5)	(20.2)
Net receivables/payables		$67.1	$11.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$347.5	$3.6	$—
Equity contracts	—	—	—
Foreign exchange contracts	161.6	0.4	18.3
Interest rate contracts	19,131.1	508.3	328.5
		$512.3	$346.8

Counterparty netting(1)		$(291.4)	$(291.4)
Cash collateral netting(2)		(167.1)	—
Securities collateral netting(2)		(3.1)	(35.8)
Net receivables/payables		$50.7	$19.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate.  To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the Company held $141.8 and $167.0 of net cash collateral, respectively, related to derivative contracts. In addition, as of March 31, 2013 and December 31, 2012, the Company delivered collateral of $23.8 and $39.5, respectively, in fixed maturities pledged under derivatives contracts.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(32.5)	(23.0)
Foreign exchange contracts	9.4	0.4
Equity contracts	1.3	1.6
Credit contracts	1.8	7.8
Managed custody guarantees	—	1.0
Embedded derivatives:
Within fixed maturity investments(2)	(5.4)	(4.8)
Within annuity products(2)	24.3	148.0
Within reinsurance agreements(3)	0.8	—
Total	$(0.2)	$131.0
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are recorded in Interest credited and other benefits to contract owners in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

As of March 31, 2013, the fair value of credit default swaps of $4.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair value of credit default swaps of $3.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $329.0 in credit default swaps.

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB Accounting Standard Codification ("ASC") Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	2013
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$807.1	$64.8	$—	$871.9
U.S. government agencies and authorities	—	393.5	—	393.5
U.S. corporate, state and municipalities	—	10,843.3	167.6	11,010.9
Foreign(1)	—	5,627.5	25.7	5,653.2
Residential mortgage-backed securities	—	2,198.5	18.4	2,216.9
Commercial mortgage-backed securities	—	802.4	—	802.4
Other asset-backed securities	—	471.7	27.4	499.1
Total fixed maturities, including securities pledged	807.1	20,401.7	239.1	21,447.9
Equity securities, available-for-sale	91.2	—	35.8	127.0
Derivatives:
Interest rate contracts	2.2	469.3	—	471.5
Foreign exchange contracts	—	3.0	—	3.0
Equity contracts	—	—	—	—
Credit contracts	—	4.6	—	4.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	955.2	—	—	955.2
Assets held in separate accounts	52,006.5	5,641.6	2.2	57,650.3
Total assets	$53,862.2	$26,520.2	$277.1	$80,659.5

Liabilities:
Product guarantees:
Stabilizer and MCGs	$—	$—	$78.0	$78.0
FIA	—	—	21.6	21.6
Embedded derivative on reinsurance	—	(0.8)	—	(0.8)
Derivatives:
Interest rate contracts	—	284.4	—	284.4
Foreign exchange contracts	—	12.1	—	12.1
Total liabilities	$—	$295.7	$99.6	$395.3
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

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,093.4	$53.2	$—	$1,146.6
U.S. government agencies and authorities	—	397.0	—	397.0
U.S. corporate, state and municipalities	—	10,512.8	154.6	10,667.4
Foreign(1)	—	5,527.4	24.6	5,552.0
Residential mortgage-backed securities	—	2,348.4	9.1	2,357.5
Commercial mortgage-backed securities	—	839.1	—	839.1
Other asset-backed securities	—	462.4	33.2	495.6
Total fixed maturities, including securities pledged	1,093.4	20,140.3	221.5	21,455.2
Equity securities, available-for-sale	125.8	—	17.0	142.8
Derivatives:
Interest rate contracts	—	508.3	—	508.3
Foreign exchange contracts	—	0.4	—	0.4
Equity contracts	0.4	—	—	0.4
Credit contracts	—	3.6	—	3.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,229.3	—	—	1,229.3
Assets held in separate accounts	47,916.5	5,722.5	16.3	53,655.3
Total assets	$50,365.4	$26,375.1	$254.8	$76,995.3

Liabilities:
Product guarantees:
Stabilizers and MCGs	$—	$—	$102.0	$102.0
FIA	—	—	20.4	20.4
Embedded derivative on reinsurance	—	—	—	—
Derivatives:
Interest rate contracts	0.7	327.8	—	328.5
Foreign exchange contracts	—	18.3	—	18.3
Total liabilities	$0.7	$346.1	$122.4	$469.2
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2013 and 2012.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$154.6	$(0.1)	$0.9	$19.0	$—	$—	$(1.6)	$17.6	$(22.8)	$167.6	$(0.1)
Foreign	24.6	—	1.1	—	—	—	—	—	—	25.7	—
Residential mortgage-backed securities	9.1	(0.3)	(0.2)	9.8	—	—	—	—	—	18.4	(0.2)
Other asset-backed securities	33.2	1.0	(0.1)	—	—	—	(6.7)	—	—	27.4	1.0
Total fixed maturities, including securities pledged	221.5	0.6	1.7	28.8	—	—	(8.3)	17.6	(22.8)	239.1	0.7

Equity securities, available-for-sale	17.0	(0.1)	1.0	—	—	—	—	34.6	(16.7)	35.8	—
Derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Product guarantees:
Stabilizer and MCGs(1)	(102.0)	25.5	—	(1.5)	—	—	—	—	—	(78.0)	—
FIA(1)	(20.4)	(1.2)	—	—	—	—	—	—	—	(21.6)	—
Separate Accounts(4)	16.3	—	—	0.2	—	(6.6)	—	2.2	(9.9)	2.2	—
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$—	$0.3	$0.5	$—	$—	$(4.9)	$21.6	$—	$146.6	$—
Foreign	51.1	0.9	(0.9)	—	—	(5.7)	—	—	(25.7)	19.7	—
Residential mortgage-backed securities	41.0	(0.2)	0.2	—	—	—	(0.2)	—	(29.8)	11.0	(0.2)
Other asset-backed securities	27.7	0.2	1.0	—	—	—	(0.2)	—	—	28.7	0.2
Total fixed maturities, including securities pledged	248.9	0.9	0.6	0.5	—	(5.7)	(5.3)	21.6	(55.5)	206.0	—

Equity securities, available-for-sale	19.0	—	(0.1)	0.7	—	(1.1)	—	—	—	18.5	—
Derivatives, net	(12.6)	(1.8)	—	—	—	—	14.4	—	—	—	—
Product guarantees:
Stabilizer and MCGs(1)	(221.0)	150.6	—	(1.6)	—	—	—	—	—	(72.0)	—
FIA(1)	(16.3)	(1.6)	—	—	—	—	—	—	—	(17.9)	—
Separate Accounts(4)	16.1	0.3	—	14.8	—	(8.3)	—	0.2	—	23.1	0.4
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities including securities pledged, equity securities, and separate accounts for the three months ended March 31, 2013 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The transfers in and out of Level 3 for fixed maturities including securities pledged and separate accounts, for the three months ended March 31, 2012 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2013:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0% to 3.3%
Nonperformance risk	0.01% to 1.3%		0.01% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
(1) Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money."
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility			0% to 4.0%
Nonperformance risk	0.10% to 1.3%		0.10% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)			0% to 60%	(3)
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the MCG derivative and Stabilizer embedded derivative fair value liabilities:

•	An increase (decrease) in interest rate volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of March 31, 2013 and December 31, 2012:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,447.9	$21,447.9	$21,455.2	$21,455.2
Equity securities, available-for-sale	127.0	127.0	142.8	142.8
Mortgage loans on real estate	3,060.7	3,126.6	2,872.7	2,946.9
Policy loans	237.6	237.6	240.9	240.9
Limited partnerships/corporations	182.0	182.0	179.6	179.6
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	955.2	955.2	1,229.3	1,229.3
Derivatives	479.1	479.1	512.7	512.7
Notes receivable from affiliates	175.0	199.0	175.0	194.3
Assets held in separate accounts	57,650.3	57,650.3	53,655.3	53,655.3
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	20,282.3	24,844.1	20,263.4	25,156.5
Supplementary contracts, immediate annuities and other	668.7	807.7	680.0	837.3
Annuity product guarantees:
FIA	21.6	21.6	20.4	20.4
Stabilizer and MCGs	78.0	78.0	102.0	102.0
Derivatives	296.5	296.5	346.8	346.8
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivative on reinsurance	(0.8)	(0.8)	—	—
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

Policy loans: The fair value of policy loans approximates to the carrying value of the loans.  Policy loans are collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$296.5	$334.9
Deferrals of commissions and expenses	19.2	18.4
Amortization:
Amortization	(18.5)	(19.6)
Interest accrued(1)	8.2	7.6
Net amortization included in the Condensed Consolidated Statements of Operations	(10.3)	(12.0)
Change in unrealized capital gains/losses on available-for-sale securities	30.0	(5.3)
Balance at March 31	$335.4	$336.0
(1) Interest accrued at 1.0% to 7.0% during 2013 and 5.0% to 7.0% during 2012.

Activity within VOBA was as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$381.4	$593.6
Deferrals of commissions and expenses	1.8	2.2
Amortization:
Amortization	(23.5)	(57.8)
Interest accrued(1)	15.2	17.0
Net amortization included in the Condensed Consolidated Statements of Operations	(8.3)	(40.8)
Change in unrealized capital gains/losses on available-for-sale securities	68.1	(16.5)
Balance at March 31	$443.0	$538.5
(1) Interest accrued at 1.0% to 7.0% during 2013 and 5.0% to 8.0% during 2012.

6.    Capital Contributions and Dividends

During the three months ended March 31, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2013 and 2012, ILIAC did not pay a dividend or distribution on its common stock to its Parent.

On March 27, 2013, the Connecticut Insurance Department approved an extraordinary dividend of $174.0 from ILIAC to Lion, contingent upon the consummation of the IPO of ING U.S., Inc. no later than June 30, 2013, and the use of such funds for ING U.S. operations. ILIAC paid the extraordinary dividend to Lion on May 8, 2013.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of March 31, 2013 and 2012.

	2013	2012
Fixed maturities, net of OTTI	$1,925.4	$1,500.7
Equity securities, available-for-sale	14.9	12.0
Derivatives	202.2	146.5
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(712.5)	(625.4)
Premium deficiency reserve adjustment	(142.3)	(67.6)
Other	0.1	—
Unrealized capital gains (losses), before tax	1,287.8	966.2
Deferred income tax asset (liability)	(386.7)	(271.3)
Unrealized capital gains (losses), after tax	901.1	694.9
Pension and other post-retirement benefits liability, net of tax	10.9	12.3
AOCI	$912.0	$707.2

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Net unrealized gains/losses on Fixed maturities	$(266.6)		$92.1	$(174.5)
Net unrealized gains/losses on Equity securities	1.4		(0.5)	0.9
Net unrealized gains/losses on Other	0.1		—	0.1
OTTI	0.9		(0.3)	0.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	0.2		(0.1)	0.1
DAC/VOBA and sales inducements	98.1	(1)	(34.3)	63.8
Premium deficiency reserve adjustment	10.3		(3.6)	6.7
Net realized gains/losses on available-for-sale securities	(155.6)		53.3	(102.3)

Derivatives:
Net unrealized capital gains/losses arising during the period	(12.8)	(2)	4.5	(8.3)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.2)		0.1	(0.1)
Net unrealized gains/losses on derivatives	(13.0)		4.6	(8.4)

Pension and other post-retirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)	(3)	0.3	(0.3)
Net pension and other post-retirement benefits liability	(0.6)		0.3	(0.3)
Other comprehensive income (loss)	$(169.2)		$58.2	$(111.0)
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount reported in Net periodic pension cost which is reported in Operating expenses.
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Net unrealized gains/losses on Fixed maturities	$20.0		$(2.0)	(4)	$18.0
Net unrealized gains/losses on Equity securities	(1.1)		0.4		(0.7)
Net unrealized gains/losses on Other	—		—		—
OTTI	1.6		(0.6)		1.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(39.5)		15.0		(24.5)
DAC/VOBA and sales inducements	(21.8)	(1)	7.6		(14.2)
Premium deficiency reserve adjustment	(2.8)		1.0		(1.8)
Net realized gains/losses on available-for-sale securities	(43.6)		21.4		(22.2)

Derivatives:
Net unrealized capital gains/losses arising during the period	(27.2)	(2)	9.5		(17.7)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Net unrealized gains/losses on derivatives	(27.2)		9.5		(17.7)

Pension and other post-retirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)	(3)	0.2		(0.4)
Net pension and other post-retirement benefits liability	(0.6)		0.2		(0.4)
Other comprehensive income (loss)	$(71.4)		$31.1		$(40.3)
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount reported in Net periodic pension cost which is reported in Operating expenses.
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $4.0 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Income (loss) before income taxes	$106.9		$218.2
Tax rate	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	37.4		76.4
Tax effect of:
Dividends received deduction	(5.3)		(6.0)
Valuation allowance	—		4.0
IRS audit adjustment	(0.3)		(0.3)
Other	—	*	0.1
Income tax expense (benefit)	$31.8		$74.2
* Less than $0.1.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2013 and December 31, 2012, the Company had a tax valuation allowance of $62.8 that was allocated to Net income (loss) and $(51.7) that was allocated to Other comprehensive income. As of March 31, 2013 and December 31, 2012, the Company had a full valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

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

Tax Regulatory Matters

In March 2013, the Internal Revenue Service ("IRS") completed its examination of the Company's return for tax year 2011. The 2011 audit settlement did not have a material impact on the financial statements.

The Company is currently under audit by the IRS for tax years 2012 and 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program ("CAP") for tax years 2012 and 2013.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2013 and 2012. The Company did not earn interest income for the three months ended March 31, 2013 and earned $0.4 for the three months ended March 31, 2012.   As of March 31, 2013 and December 31, 2012, the Company did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Financing Agreements Note to the Consolidated Financial Statements included in the Company's 2012 Annual Report on Form 10-K.

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

As of March 31, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $308.3 and $314.9, respectively.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Other fixed maturities-state deposits	$19.0	$13.4
Securities pledged(1)	310.2	219.7
Total restricted assets	$329.2	$233.1
(1) Includes the fair value of loaned securities of $286.4 and $180.2 as of March 31, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2013 and December 31, 2012, the Company delivered securities as collateral of $23.8 and $39.5, respectively, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

fully in these matters. Regulatory investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries, and additional escheatment of funds deemed abandoned under state laws. They may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property or the correction of processing errors and other financial liability.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation, for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $40.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which two sponsors of 401(k) Plans claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of the Employee Retirement Income Act ("ERISA"). Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent 15,000 similarly situated plan sponsors. ILIAC denies the allegations and is vigorously defending this litigation.

Item 2.        Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company ("ILIAC") and its wholly owned subsidiaries (collectively, "we" or "our") for each of the three months ended March 31, 2013 and 2012 and financial condition as of March 31, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1. contained herein, as well as "Management's Narrative Analysis of Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

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

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II., contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the state of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, the "Company") are providers of financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia. The Condensed Consolidated Financial Statements include ILAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services, LLC ("DSL").

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including us, constitutes ING's U.S.-based retirement, investment management and insurance operations. On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding stock of ING U.S., Inc. (collectively, the "IPO"). Following the IPO, ING International owns approximately 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock).

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. Following the IPO, ING International owns approximately 75% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. The Voya Financial identity is reflected in the ING U.S., Inc.'s new ticker symbol (NYSE: VOYA).

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Our results of operations for the three months ended March 31, 2013 were primarily impacted by a Net realized capital loss in the current year versus a Net realized capital gain in the prior year offset by lower Net amortization of DAC/VOBA, lower Income tax expense and higher Fee income.

	Three Months Ended March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$348.2	$352.0	$(3.8)	(1.1)%
Fee income	174.9	155.1	19.8	12.8%
Premiums	7.9	11.8	(3.9)	(33.1)%
Broker-dealer commission revenue	57.8	55.7	2.1	3.8%
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.1)	(1.4)	0.3	21.4%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.5)	(0.1)	(0.4)	NM
Net other-than-temporary impairments recognized in earnings	(0.6)	(1.3)	0.7	53.8%
Other net realized capital gains (losses)	(39.5)	128.6	(168.1)	NM
Total net realized capital gains (losses)	(40.1)	127.3	(167.4)	NM
Other revenue	(4.9)	0.5	(5.4)	NM
Total revenues	543.8	702.4	(158.6)	(22.6)%
Benefits and expenses:
Interest credited and other benefits to contract owners	186.8	194.7	(7.9)	(4.1)%
Operating expenses	173.6	180.4	(6.8)	(3.8)%
Broker-dealer commission expense	57.8	55.7	2.1	3.8%
Net amortization of deferred policy acquisition costs and value of business acquired	18.6	52.8	(34.2)	(64.8)%
Interest expense	0.1	0.6	(0.5)	(83.3)%
Total benefits and expenses	436.9	484.2	(47.3)	(9.8)%
Income (loss) before income taxes	106.9	218.2	(111.3)	(51.0)%
Income tax expense (benefit)	31.8	74.2	(42.4)	(57.1)%
Net income (loss)	$75.1	$144.0	$(68.9)	(47.8)%
NM - Not Meaningful

Revenues

Total revenues decreased $158.6 for the three months ended March 31, 2013, primarily impacted by lower Total net realized capital gains (losses), partially offset by higher Fee income.

Fee income increased $19.8 from $155.1 to $174.9 driven by net increases in separate account assets.

Premiums decreased $3.9 from $11.8 to $7.9 as a result of lower sales of immediate annuity products with lifetime contingencies.

Total net realized capital gains (losses) changed $(167.4) from $127.3 to $(40.1) primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees. Gains on guaranteed benefit derivatives were higher in the prior period due to a reduction in expected future guaranteed interest rates on certain Stabilizer contracts in addition to less favorable market changes and unfavorable changes in volatility over the comparable periods. In addition, lower net realized investment gains were mostly due to a reduction in gains on the sale of securities compared to the prior year.

Benefits and Expenses

Total benefits and expenses decreased $47.3 from $484.2 to $436.9 primarily due to lower Net amortization of DAC/VOBA.

Net amortization of DAC and VOBA decreased $34.2 from $52.8 to $18.6 primarily driven by a decrease in amortization due to lower gross profits in the current period compared to the prior period.

Income Taxes

Income tax expense (benefit) changed $(42.4) from $74.2 to $31.8 primarily due to a decrease in income before income taxes. Also contributing to the change is an increase in the valuation allowance in 2012.

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

Since the height of the financial crisis in 2008, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. The repositioning has resulted in a significant decrease in exposure to structured assets, an improvement in the NAIC designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of March 31, 2013 and December 31, 2012:

	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,617.8	80.2%	$20,690.8	79.4%
Fixed maturities, at fair value using the fair value option	519.9	2.0%	544.7	2.1%
Equity securities, available-for-sale	127.0	0.5%	142.8	0.5%
Short-term investments(1)	186.0	0.7%	679.8	2.6%
Mortgage loans on real estate	3,060.7	11.9%	2,872.7	11.0%
Policy loans	237.6	0.9%	240.9	0.9%
Limited partnerships/corporations	182.0	0.7%	179.6	0.7%
Derivatives	479.1	1.9%	512.7	2.0%
Securities pledged(2)	310.2	1.2%	219.7	0.8%
Total investments	$25,720.3	100.0%	$26,083.7	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of March 31, 2013 and December 31, 2012:

	2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$758.8	3.9%	$871.9	4.2%
U.S. government agencies and authorities	379.6	1.9%	393.5	1.8%
State, municipalities, and political subdivisions	77.2	0.4%	92.7	0.4%
U.S. corporate securities	9,933.3	51.0%	10,918.2	50.9%
Foreign securities(1)	5,177.1	26.6%	5,653.2	26.4%
Residential mortgage-backed securities	1,954.5	10.0%	2,216.9	10.3%
Commercial mortgage-backed securities	715.8	3.7%	802.4	3.7%
Other asset-backed securities	478.0	2.5%	499.1	2.3%
Total fixed maturities, including securities pledged	$19,474.3	100.0%	$21,447.9	100.0%
(1) Primarily U.S. dollar denominated.

56

	2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,011.5	5.3%	$1,146.6	5.3%
U.S. government agencies and authorities	379.4	2.0%	397.0	1.9%
State, municipalities, and political subdivisions	77.2	0.4%	93.1	0.4%
U.S. corporate securities	9,438.0	49.1%	10,574.3	49.3%
Foreign securities(1)	5,009.7	26.0%	5,552.0	25.9%
Residential mortgage-backed securities	2,070.4	10.8%	2,357.5	11.0%
Commercial mortgage-backed securities	748.7	3.9%	839.1	3.9%
Other asset-backed securities	475.7	2.5%	495.6	2.3%
Total fixed maturities, including securities pledged	$19,210.6	100.0%	$21,455.2	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

Fixed Maturities Credit Quality - Ratings

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A- and A, respectively. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received, the middle rating is applied;

▪	when two ratings are received, the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged, were as follows as of March 31, 2013 and December 31, 2012:

	2013
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,015.7	51.4%	$10,987.9	51.2%
2	8,507.2	43.7%	9,393.9	43.8%
3	723.2	3.7%	789.0	3.7%
4	151.2	0.8%	158.9	0.7%
5	24.8	0.1%	37.7	0.2%
6	52.2	0.3%	80.5	0.4%
Total	$19,474.3	100.0%	$21,447.9	100.0%

	2012
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$9,717.0	50.6%	$10,801.8	50.3%
2	8,489.2	44.2%	9,539.0	44.5%
3	737.7	3.8%	797.0	3.7%
4	181.0	0.9%	189.8	0.9%
5	37.2	0.2%	49.3	0.2%
6	48.5	0.3%	78.3	0.4%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of March 31, 2013 and December 31, 2012:

	2013
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,662.6	18.8%	$4,035.3	18.8%
AA	1,009.3	5.2%	1,112.9	5.2%
A	5,220.6	26.8%	5,672.7	26.4%
BBB	8,411.9	43.2%	9,294.6	43.3%
BB	727.2	3.7%	792.7	3.7%
B and below	442.7	2.3%	539.7	2.6%
Total	$19,474.3	100.0%	$21,447.9	100.0%

	2012
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,031.2	21.0%	$4,461.4	20.8%
AA	871.5	4.5%	972.4	4.5%
A	4,765.7	24.8%	5,286.5	24.6%
BBB	8,329.5	43.4%	9,369.3	43.7%
BB	734.1	3.8%	798.0	3.7%
B and below	478.6	2.5%	567.6	2.7%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other ABS are shown separately because they are not due at a single maturity date.

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$788.0	$811.5	$853.5	$880.9
After one year through five years	3,901.9	4,186.5	3,953.8	4,249.9
After five years through ten years	6,078.7	6,673.0	5,700.3	6,339.8
After ten years	5,557.4	6,258.5	5,408.2	6,292.4
Mortgage-backed securities	2,670.3	3,019.3	2,819.1	3,196.6
Other asset-backed securities	478.0	499.1	475.7	495.6
Fixed maturities, including securities pledged	$19,474.3	$21,447.9	$19,210.6	$21,455.2

As of March 31, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of our consolidated Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of March 31, 2013 and December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2013
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	1,061.8	23.1	20.2	1.4	32.5	3.3	1,114.5	27.8
Foreign	483.4	13.0	11.8	0.5	43.2	6.8	538.4	20.3
Residential mortgage-backed	212.5	1.8	35.2	0.9	117.9	12.7	365.6	15.4
Commercial mortgage-backed	0.3	—	—	—	1.9	0.1	2.2	0.1
Other asset-backed	26.5	—	1.5	—	30.3	5.4	58.3	5.4
Total	$1,784.5	$37.9	$68.7	$2.8	$225.8	$28.3	$2,079.0	$69.0

2012
U.S. Treasuries	$300.0	$0.5	$—	$—	$—	$—	$300.0	$0.5
U.S. corporate, state and municipalities	479.8	6.8	22.5	0.9	49.4	3.4	551.7	11.1
Foreign	166.8	4.7	7.8	0.5	87.7	11.2	262.3	16.4
Residential mortgage-backed	68.7	1.6	7.2	0.3	132.4	16.2	208.3	18.1
Commercial mortgage-backed	7.5	0.1	1.6	—	2.5	0.1	11.6	0.2
Other asset-backed	15.6	—	—	—	34.2	6.7	49.8	6.7
Total	$1,038.4	$13.7	$39.1	$1.7	$306.2	$37.6	$1,383.7	$53.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.9% and 89.1% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013, unrealized capital losses on fixed maturities increased by $16.0 primarily driven by an increase in unrealized losses in Public-Investment Grade Corporate bonds. For the three months ended March 31, 2012, unrealized capital losses on fixed maturities decreased by $33.8. The decrease in gross unrealized losses is primarily due to improving market conditions within Other ABS in addition to tightening credit spreads.

As of March 31, 2013 and December 31, 2012, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. During 2012, market prices and sector liquidity demonstrated more sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvement within the sector. This positive momentum continued into 2013, with the first quarter characterized by improving housing market indicators and strong liquidity.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $62.3, $63.1 and $4.7, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

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

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	66.8%	AAA	0.1%	2007	7.7%
	2	3.3%	AA	3.0%	2006	6.8%
	3	19.5%	A	14.9%	2005 and prior	85.5%
	4	9.1%	BBB	20.8%		100.0%
	5	1.1%	BB and below	61.2%
	6	0.2%		100.0%
		100.0%
2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "Residential mortgage-backed securities" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of March 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $102.5, $84.0 and $6.6, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	40.6%	AAA	0.1%	2007	13.9%
	2	10.8%	AA	0.2%	2006	29.7%
	3	27.8%	A	4.0%	2005 and prior	56.4%
	4	18.6%	BBB	2.6%		100.0%
	5	1.7%	BB and below	93.1%
	6	0.5%		100.0%
		100.0%
2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and some recent months have posted month over month declines in delinquencies.  In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The primary market for CMBS continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume in Q1 the highest quarterly total since 2007.  Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $802.4, $715.8 and $0.1, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $839.1, $748.8 and $0.2, respectively.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	99.4%	AAA	52.6%	2007	29.9%
	2	—%	AA	17.0%	2006	20.7%
	3	0.6%	A	8.9%	2005 and prior	49.4%
	4	—%	BBB	3.6%		100.0%
	5	—%	BB and below	17.9%
	6	—%		100.0%
		100.0%
2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

As of March 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $438.1, $416.3 and $0.6, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $435.6, $411.7 and $0.6, respectively.

As of March 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 46.3%, 4.3% and 30.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	99.3%	AAA	89.8%	2013	3.9%
	2	0.6%	AA	2.6%	2012	21.3%
	3	0.1%	A	6.9%	2011	12.0%
	4	—%	BBB	0.6%	2010	5.7%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.8%
		100.0%			2007 and prior	48.0%
						100.0%
2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013 and December 31, 2012, we did not have any troubled debt restructuring.

As of March 31, 2013 and December 31, 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment which totaled $3.1 billion and $2.9 billion as of March 31, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

The following table presents our investment in commercial mortgage loans as of March 31, 2013 and December 31, 2012:

	2013	2012
Commercial mortgage loans	$3,062.0	$2,874.0
Collective valuation allowance	(1.3)	(1.3)
Total net commercial mortgage loans	$3,060.7	$2,872.7

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012.

The following table presents the activity in the allowance for losses for all commercial mortgage loans for the three months ended March 31, 2013 and the year ended December 31, 2012:

	2013	2012
Collective valuation allowance for losses, beginning of period	$1.3	$1.3
Addition to / (decrease of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1.3	$1.3

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The following tables represent LTV and DSC ratios as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$495.6	$501.3
50% - 60%	805.3	768.9
60% - 70%	1,664.6	1,491.6
70% - 80%	81.1	96.4
80% and above	15.4	15.8
Total Commercial mortgage loans	$3,062.0	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

65

	2013(1)	2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,238.6	$2,114.4
1.25x - 1.5x	444.3	390.5
1.0x - 1.25x	304.7	293.1
Less than 1.0x	74.4	76.0
Total Commercial Mortgage Loans	$3,062.0	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Note for Business, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following table presents our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss) by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
Foreign(1)	$—	—	$0.4	1
Residential mortgage-backed	0.5	20	0.7	23
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.2	2
Total	$0.6	22	$1.3	26
(1) Primarily U.S. dollar denominated.

The above table includes $0.5 and $0.8 of write-downs related to credit impairments for the three months ended March 31, 2013 and 2012, respectively, in Other-than-temporary impairment losses, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.1 and $0.5 in write-downs for the three months ended March 31, 2013 and 2012, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
Foreign(1)	$—	—	$0.4	1
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.1	1
Total	$0.1	2	$0.5	2
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

The fair value of fixed maturities with OTTI as of March 31, 2013 and December 31, 2012, was $1.2 billion.

During the three months ended March 31, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities.

Net Investment Income

Net investment income was as presented below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$307.6	$305.8
Equity securities, available-for-sale	0.9	1.1
Mortgage loans on real estate	36.6	33.6
Policy loans	3.2	3.3
Short-term investments and cash equivalents	0.2	—
Other	11.7	19.4
Gross investment income	360.2	363.2
Less: investment expenses	12.0	11.2
Net investment income	$348.2	$352.0

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

Net realized capital gains (losses) were as presented below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(0.2)	$39.5
Fixed maturities, at fair value option	(38.9)	(42.9)
Derivatives	(19.9)	(13.2)
Embedded derivative - fixed maturities	(5.4)	(4.8)
Embedded derivative - product guarantees	24.3	149.0
Other investments	—	(0.3)
Net realized capital gains (losses)	$(40.1)	$127.3

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

As of March 31, 2013, we had $279.7 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $114.8, Italy of $94.4, and Spain of $70.5. We had no exposure to Greece or Portugal. As of March 31, 2013, there was $0.4 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2013, our sovereign exposure was $158.5, which consists of fixed maturities. We also had $379.3 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $161.2, Switzerland of $78.3, The Netherlands of $55.6 and France of $36.5. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $1,012.4 and The Netherlands of $432.2, we had significant non-peripheral European total country exposures to Switzerland of $291.0, Germany of $221.3, Belgium of $195.7 and France of $165.0. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of March 31, 2013:

	Fixed Maturity and Equity Securities					Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at March 31, 2013(1)
Ireland	$—	$—	$114.4	$114.4	$106.7	$—	$0.4	$—	$—	$0.4	$114.8
Italy	—	—	94.4	94.4	87.9	—	—	—	—	—	94.4
Spain	—	—	70.5	70.5	66.9	—	—	—	—	—	70.5
Total Peripheral Europe	$—	$—	$279.3	$279.3	$261.5	$—	$0.4	$—	$—	$0.4	$279.7

Belgium	40.1	—	155.6	195.7	157.9	—	—	—	—	—	195.7
France	—	36.5	128.5	165.0	149.2	—	24.9	—	24.9	—	165.0
Germany	—	35.0	186.1	221.1	197.5	—	0.2	—	—	0.2	221.3
Netherlands	—	55.6	376.6	432.2	389.7	—	—	—	—	—	432.2
Switzerland	—	53.3	212.7	266.0	235.2	—	27.1	—	2.1	25.0	291.0
United Kingdom	—	154.5	851.2	1,005.7	933.6	—	24.0	—	17.3	6.7	1,012.4
Other non-peripheral(2)	118.4	12.5	291.3	422.2	389.0	—	—	—	—	—	422.2
Total Non-Peripheral Europe	158.5	347.4	2,202.0	2,707.9	2,452.1	—	76.2	—	44.3	31.9	2,739.8
Total	$158.5	$347.4	$2,481.3	$2,987.2	$2,713.6	$—	$76.6	$—	$44.3	$32.3	$3,019.5
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Bulgaria, Croatia, Czech Republic, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Slovakia, Slovenia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities.

Liquidity Management

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders and payment of dividends.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of March 31, 2013, we did not have any outstanding receivable, including interest, from ING U.S., Inc. As of December 31, 2012, we did not have any outstanding receivable from ING U.S., Inc.

•
We hold approximately 57.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2013, we had securities lending collateral assets of $293.5, which represents approximately 0.4% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2013 and 2012, ILIAC did not pay a dividend or distribution on its common stock to its Parent.

On March 27, 2013, the Connecticut Insurance Department approved an extraordinary dividend of $174.0 from ILIAC to Lion, contingent upon the consummation of the IPO of ING U.S., Inc. no later than June 30, 2013, and the use of such funds for ING U.S. operations. ILIAC paid the extraordinary dividend to Lion on May 8, 2013.

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

The following table presents our financial strength and credit ratings. In parentheses is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with “1” representing the best rating in the scale.

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

Our ratings by A.M. Best Company, Inc. ("A.M. Best"), Fitch, Moody's and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies.

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

Ratings actions affirmation and outlook changes by Fitch, Moody's and S&P from January 1, 2013 through May 14, 2013 are as follows:

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

•
On January 7, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a stable outlook to the ratings.

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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

If our current debt and claims paying ratings were downgraded in the future, certain terms in our derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should our long-term debt ratings drop below BBB+/Baa1.

We also have investments in certain fixed maturities and have issued certain retail annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Recent Initiatives

In October 2009, ING Group submitted a restructuring plan (the “2009 Restructuring Plan”) to the European Commission (“EC”) in order to receive approval for state aid granted to ING Group by the Kingdom of The Netherlands (the “Dutch State”) in November 2008 and March 2009. To receive approval for this state aid, ING Group was required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including us. On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the “2012 Amended Restructuring Plan”).

The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including us by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including us by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including us (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including us as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities. For additional information on the separation from ING Group and the

2012 Amended Restructuring Plan, see "Risk Factors - Risks Related to Our Separation from, and Continuing Relationship with, ING Group" in our 2012 Annual Report on Form 10-K.

In May 2013, ING U.S., Inc. completed the IPO of its common stock. See Business, Basis of Presentation and Significant Accounting Policies Note in the Condensed Consolidated Financial Statements included in Part I, Item 1., herein. ING anticipates divesting the balance of its ownership interest over time, consistent with the divestiture deadlines set out in the 2012 Amended Restructuring Plan approved by the EC.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, included in Part I, Item 1, herein.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1., herein.

Item 4.    Controls and Procedures

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I., Item 1.

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I, Item 1A. of the 2012 Annual Report on Form 10-K.

Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising proposals, including those directed at the life insurance industry and its products. Such measures could include federal tax changes that reduce the amount an individual can contribute on a pre-tax basis to a tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or that limit an individual's aggregate amount of tax-deferred savings, which could make our retirement products less attractive to customers. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

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

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Group or its affiliates has engaged during the quarterly period ended March 31, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government.

ING U.S., Inc. and its subsidiaries, including the Company have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarterly period ended March 31, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts and loans maintained by ING Bank and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. These positions remain on the books, but accounts related thereto are 'frozen' under applicable laws and procedures. Any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant Iranian parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended March 31, 2013, ING Bank had gross revenues of approximately $88.2 thousand, which was principally related to legacy loan repayment and ING Bank estimates that it had net profit of approximately $86.1 thousand. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 77 - 79 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2013			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.
4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.
4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.
4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.
4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.
4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.
4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.
4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.
4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.
4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.
4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.
4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.
4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.
4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.
4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.
4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.
4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.
4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.
4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.
4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

Exhibit Index
4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.
4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.
4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.
4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.
4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.
4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.
4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.
4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.
4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.
4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.
4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.
4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.
4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.
4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.
4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.
4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.
4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.
4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.
4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.
4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.
4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.
4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.
4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.
4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.
4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.

Exhibit Index
4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.
4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.
4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.
4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.
4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.
10+	Federal Tax Sharing Agreement, effective January 1, 2013, between ING U.S., Inc. and each of its undersigned Subsidiaries, including ING Life Insurance and Annuity Company.
31.1+	Certificate of Mark B. Kaye pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Mary E. Beams pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Mark B. Kaye pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Mary E. Beams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1] Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholder's Equity for the three months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to the Condensed Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.

