Form 10-Q
period 2013-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2013-08-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of August 8, 2013, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended June 30, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING Life Insurance and Annuity Company and its wholly owned subsidiaries (collectively, the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part I., Item 2. "Management's Narrative Analysis of the Results of Operations and Financial Condition," and Part II., Item 1A. "Risk Factors" of this Form 10-Q as well as those discussed in Part I., Item 1A. "Risk Factors" and Part II., Item 7. "Management's Narrative Analysis of the Results of Operations and Financial Condition" of the Company's 2012 Annual Report on Form 10-K.

The risks included here are not exhaustive. The Company's current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,791.1 at 2013 and $18,458.7 at 2012)	$19,798.8	$20,690.8
Fixed maturities, at fair value using the fair value option	514.2	544.7
Equity securities, available-for-sale, at fair value (cost of $110.2 at 2013 and $129.3 at 2012)	126.7	142.8
Short-term investments	310.5	679.8
Mortgage loans on real estate, net of valuation allowance of $1.5 at 2013 and $1.3 at 2012	3,187.9	2,872.7
Policy loans	239.8	240.9
Limited partnerships/corporations	181.3	179.6
Derivatives	430.5	512.7
Securities pledged (amortized cost of $214.3 at 2013 and $207.2 at 2012)	217.4	219.7
Total investments	25,007.1	26,083.7
Cash and cash equivalents	284.5	363.4
Short-term investments under securities loan agreement, including collateral delivered	162.7	186.1
Accrued investment income	286.5	273.0
Receivable for securities sold	17.5	3.9
Reinsurance recoverable	2,098.8	2,153.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,100.4	695.0
Notes receivable from affiliate	175.0	175.0
Due from affiliates	56.8	99.8
Property and equipment	80.2	81.8
Other assets	104.2	101.1
Assets held in separate accounts	58,022.3	53,655.3
Total assets	$87,396.0	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	June 30, 2013	December 31, 2012
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$24,324.2	$24,191.2
Payable for securities purchased	58.4	—
Payables under securities loan agreement, including collateral held	268.4	353.2
Long-term debt	4.9	4.9
Due to affiliates	100.7	95.1
Derivatives	306.3	346.8
Current income tax payable to Parent	7.0	32.1
Deferred income taxes	252.6	507.1
Other liabilities	339.7	424.7
Liabilities related to separate accounts	58,022.3	53,655.3
Total liabilities	83,684.5	79,610.4

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,043.3	4,217.2
Accumulated other comprehensive income (loss)	495.0	1,023.0
Retained earnings (deficit)	(829.6)	(981.6)
Total shareholder’s equity	3,711.5	4,261.4
Total liabilities and shareholder’s equity	$87,396.0	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$342.9	$311.9	$691.1	$663.9
Fee income	183.1	156.7	358.0	311.8
Premiums	7.2	11.7	15.1	23.5
Broker-dealer commission revenue	61.0	56.5	118.8	112.2
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.8)	(2.6)	(2.9)	(4.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.5)	(0.9)	(1.0)	(1.0)
Net other-than-temporary impairments recognized in earnings	(1.3)	(1.7)	(1.9)	(3.0)
Other net realized capital gains (losses)	(68.6)	0.5	(108.1)	129.1
Total net realized capital gains (losses)	(69.9)	(1.2)	(110.0)	126.1
Other revenue	(0.6)	2.3	(5.5)	2.8
Total revenues	523.7	537.9	1,067.5	1,240.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	145.3	193.0	332.1	387.7
Operating expenses	176.3	177.2	349.9	357.6
Broker-dealer commission expense	61.0	56.5	118.8	112.2
Net amortization of deferred policy acquisition costs and value of business acquired	28.3	52.2	46.9	105.0
Interest expense	—	0.5	0.1	1.1
Total benefits and expenses	410.9	479.4	847.8	963.6
Income (loss) before income taxes	112.8	58.5	219.7	276.7
Income tax expense (benefit)	35.9	20.6	67.7	94.8
Net income (loss)	$76.9	$37.9	$152.0	$181.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$76.9	$37.9	$152.0	$181.9
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(639.9)	273.9	(809.4)	201.5
Other-than-temporary impairments	0.5	2.0	1.4	3.6
Pension and other postretirement benefits liability	(0.4)	(0.5)	(1.0)	(1.1)
Other comprehensive income (loss), before tax	(639.8)	275.4	(809.0)	204.0
Income tax expense (benefit) related to items of other comprehensive income (loss)	(222.8)	90.5	(281.0)	59.4
Other comprehensive income (loss), after tax	(417.0)	184.9	(528.0)	144.6
Comprehensive income (loss)	$(340.1)	$222.8	$(376.0)	$326.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2013	$2.8	$4,217.2	$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—	—	152.0	152.0
Other comprehensive income (loss), after tax	—	—	(528.0)	—	(528.0)
Total comprehensive income (loss)					(376.0)
Dividends paid and distribution of capital	—	(174.0)	—	—	(174.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at June 30, 2013	$2.8	$4,043.3	$495.0	$(829.6)	$3,711.5

Balance at January 1, 2012	$2.8	$4,533.0	$747.5	$(1,307.0)	$3,976.3
Comprehensive income (loss):
Net income (loss)	—	—	—	181.9	181.9
Other comprehensive income (loss), after tax	—	—	144.6	—	144.6
Total comprehensive income (loss)					326.5
Dividends paid and distribution of capital	—	(340.0)	—	—	(340.0)
Employee related benefits	—	24.2	—	—	24.2
Balance at June 30, 2012	$2.8	$4,217.2	$892.1	$(1,125.1)	$3,987.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$572.3	$552.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,781.4	2,181.2
Equity securities, available-for-sale	0.4	1.2
Mortgage loans on real estate	91.4	233.0
Limited partnerships/corporations	13.8	119.5
Acquisition of:
Fixed maturities	(2,160.3)	(2,504.6)
Equity securities, available-for-sale	(0.3)	(0.7)
Mortgage loans on real estate	(406.8)	(569.6)
Limited partnerships/corporations	(4.1)	(17.5)
Derivatives, net	(101.2)	(16.5)
Policy loans, net	1.1	5.4
Short-term investments, net	369.3	(329.9)
Loan-Dutch State obligation, net	—	37.9
Collateral (delivered) received, net	(61.4)	58.6
Purchases of fixed assets, net	(0.2)	(0.2)
Net cash used in investing activities	(476.9)	(802.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,251.7	1,195.4
Maturities and withdrawals from investment contracts	(1,252.0)	(1,140.7)
Short-term repayments of repurchase agreements, net	—	648.0
Dividends paid and return of capital distribution	(174.0)	(340.0)
Net cash (used in) provided by financing activities	(174.3)	362.7
Net (decrease) increase in cash and cash equivalents	(78.9)	113.1
Cash and cash equivalents, beginning of period	363.4	217.1
Cash and cash equivalents, end of period	$284.5	$330.2

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING Life Insurance and Annuity Company ("ILIAC") is a stock life insurance company domiciled in the State of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, "the Company") provide financial products and services in the United States.  ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). Immediately following the closing of the IPO on May 7, 2013, ING International owned 75% of the outstanding common stock of ING U.S., Inc.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING International owns approximately 71% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V. ("ING Topholding"), which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In August 2013, ING Group announced that ING International, ING V and ING Topholding will distribute shares of common stock of ING U.S., Inc. that are held directly by ING International as a dividend in kind to ING Group (effectively removing ING International, ING V and ING Topholding from the chain of intermediate ownership, and resulting in such shares being held directly by ING Group). Subject to receipt of regulatory approvals and/or notices of non-objection, as the case may be, this transaction is expected to be completed on September 30, 2013.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2013, its results of operations, comprehensive income, changes in shareholder's equity and cash flows for the three and six months ended June 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Accounting Standards Codification ("ASC") Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (ASC Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements.

Disclosures about Amounts Reclassified out of Accumulated Other Comprehensive Income
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income, in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income Note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

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

Derivatives and Hedging
In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (ASC Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 are effective for qualifying new or redesigned hedges entered into on or after July 17, 2013. The Company does not expect ASU 2013-10 to have an impact on its financial condition, results of operations or cash flows.

Income Taxes
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

•	An unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except,

•
An unrecognized tax benefit should be presented as a liability and not be combined with a deferred tax asset (i) to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law does not require the entity to use, or the entity does not intend to use, the deferred tax asset for such a purpose.

•
The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The provisions of ASU 2013-11 are effective for years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company does not expect ASU 2013-11 to have an impact on its financial condition, results of operations or cash flows, as the guidance is consistent with that currently applied.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$754.4	$74.4	$4.8	$—	$824.0	$—
U.S. Government agencies and authorities	376.9	9.8	—	—	386.7	—
State, municipalities and political subdivisions	77.2	7.8	—	—	85.0	—
U.S. corporate securities	10,008.2	614.7	192.5	—	10,430.4	1.9

Foreign securities:(1)
Government	437.1	26.6	16.7	—	447.0	—
Other	4,858.9	279.8	84.0	—	5,054.7	—
Total foreign securities	5,296.0	306.4	100.7	—	5,501.7	—

Residential Mortgage-backed securities:
Agency	1,524.2	133.7	14.3	21.8	1,665.4	0.5
Non-Agency	334.0	57.2	10.7	14.6	395.1	16.2
Total Residential Mortgage-backed securities	1,858.2	190.9	25.0	36.4	2,060.5	16.7

Commercial Mortgage-backed securities	669.5	75.8	0.1	—	745.2	4.4
Other asset-backed securities	479.2	21.6	3.9	—	496.9	3.0
Total fixed maturities, including securities pledged	19,519.6	1,301.4	327.0	36.4	20,530.4	26.0
Less: Securities pledged	214.3	9.2	6.1	—	217.4	—
Total fixed maturities	19,305.3	1,292.2	320.9	36.4	20,313.0	26.0
Equity securities	110.2	16.5	—	—	126.7	—
Total fixed maturities and equity securities investments	$19,415.5	$1,308.7	$320.9	$36.4	$20,439.7	$26.0
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$800.6	$823.4
After one year through five years	3,905.6	4,142.0
After five years through ten years	6,152.3	6,365.7
After ten years	5,654.2	5,896.7
Mortgage-backed securities	2,527.7	2,805.7
Other asset-backed securities	479.2	496.9
Fixed maturities, including securities pledged	$19,519.6	$20,530.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2013
Communications	$1,318.7	$89.8	$29.4	$1,379.1
Financial	1,844.1	154.3	22.4	1,976.0
Industrial and other companies	8,566.0	439.0	188.1	8,816.9
Utilities	2,697.6	186.2	28.4	2,855.4
Transportation	440.7	25.2	8.2	457.7
Total	$14,867.1	$894.5	$276.5	$15,485.1

December 31, 2012
Communications	$1,154.1	$161.4	$0.9	$1,314.6
Financial	1,859.3	240.1	10.9	2,088.5
Industrial and other companies	7,883.1	850.9	6.9	8,727.1
Utilities	2,715.4	349.8	7.3	3,057.9
Transportation	396.1	46.5	0.4	442.2
Total	$14,008.0	$1,648.7	$26.4	$15,630.3

The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2013 and

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

December 31, 2012, approximately 43.1% and 41.8%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of June 30, 2013 and December 31, 2012, the fair value of loaned securities was $155.1 and $180.2, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $160.9 and $186.1, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, liabilities to return collateral of $160.9 and $186.1, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.2 as of June 30, 2013 and $1.3 as of December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale and unrealized capital gains (losses) on these securities are recorded in Accumulated Other Comprehensive Income ("AOCI"), except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$217.0	$4.8	$—	$—	$—	$—	$217.0	$4.8
U.S. corporate, state and municipalities	2,929.4	159.3	236.0	29.1	25.7	4.1	3,191.1	192.5
Foreign	1,411.8	88.8	53.5	5.8	44.2	6.1	1,509.5	100.7
Residential mortgage-backed	368.6	10.6	49.3	2.7	85.2	11.7	503.1	25.0
Commercial mortgage-backed	—	—	0.2	—	1.9	0.1	2.1	0.1
Other asset-backed	62.4	0.2	4.0	—	27.7	3.7	94.1	3.9
Total	$4,989.2	$263.7	$343.0	$37.6	$184.7	$25.7	$5,516.9	$327.0

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

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

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 87.8% and 89.1% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
Six months or less below amortized cost	$5,267.8	$40.9	$265.2	$9.4	712	12
More than six months and twelve months or less below amortized cost	406.8	4.5	39.7	1.1	71	4
More than twelve months below amortized cost	103.3	20.6	6.1	5.5	98	9
Total	$5,777.9	$66.0	$311.0	$16.0	881	25

December 31, 2012
Six months or less below amortized cost	$1,110.8	$15.2	$19.3	$3.9	141	10
More than six months and twelve months or less below amortized cost	49.5	1.5	2.6	0.4	31	2
More than twelve months below amortized cost	198.1	61.6	6.2	20.6	99	28
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
U.S. Treasuries	$221.8	$—	$4.8	$—	3	—
U.S. corporate, state and municipalities	3,355.2	28.4	186.0	6.5	452	4
Foreign	1,595.5	14.7	97.3	3.4	231	3
Residential mortgage-backed	510.0	18.1	20.3	4.7	169	14
Commercial mortgage-backed	2.2	—	0.1	—	2	—
Other asset-backed	93.2	4.8	2.5	1.4	24	4
Total	$5,777.9	$66.0	$311.0	$16.0	881	25

December 31, 2012
U.S. Treasuries	$300.5	$—	$0.5	$—	2	—
U.S. corporate, state and municipalities	558.1	4.7	9.1	2.0	82	2
Foreign	242.7	36.0	5.7	10.7	38	8
Residential mortgage-backed	201.2	25.2	10.2	7.9	124	24
Commercial mortgage-backed	11.8	—	0.2	—	8	—
Other asset-backed	44.1	12.4	2.4	4.3	17	6
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings, by National Association of Insurance Commissioners ("NAIC") designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

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

Subprime and Alt-A Mortgage Exposure

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $62.0 and $3.1, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $61.2 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	67.5%	AAA	0.1%	2007	7.6%
	2	3.1%	AA	2.9%	2006	6.8%
	3	18.9%	A	13.9%	2005 and prior	85.6%
	4	9.1%	BBB	20.3%		100.0%
	5	1.2%	BB and below	62.8%
	6	0.2%		100.0%
		100.0%
December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $94.7 and $5.2, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $106.0 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	40.8%	AAA	0.1%	2007	14.0%
	2	14.1%	AA	—%	2006	29.5%
	3	28.7%	A	3.5%	2005 and prior	56.5%
	4	14.5%	BBB	3.2%		100.0%
	5	1.4%	BB and below	93.2%
	6	0.5%		100.0%
		100.0%
December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company's CMBS totaled $745.2 and $839.1, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $0.1 and $0.2, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.4%	AAA	50.8%	2007	30.4%
	2	—%	AA	15.9%	2006	22.5%
	3	0.6%	A	9.8%	2005 and prior	47.1%
	4	—%	BBB	3.8%		100.0%
	5	—%	BB and below	19.7%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $436.3 and $435.6, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.8 and $0.6, respectively.

As of June 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 45.7%, 3.8% and 32.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.4%	AAA	90.4%	2013	6.2%
	2	0.5%	AA	2.7%	2012	21.2%
	3	0.1%	A	6.3%	2011	12.0%
	4	—%	BBB	0.5%	2010	5.4%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.7%
		100.0%			2007 and prior	46.2%
						100.0%
December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013 and December 31, 2012, the Company did not have any new troubled debt restructurings.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

During the three and six months ended June 30, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial mortgage loans	$3,189.4	$2,874.0
Collective valuation allowance	(1.5)	(1.3)
Total net commercial mortgage loans	$3,187.9	$2,872.7

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.3	$1.3
Addition to (reduction of) allowance for losses	0.2	—
Collective valuation allowance for losses, end of period	$1.5	$1.3

There were no troubled debt restructured loans, loans 90 days or more past due, loans in foreclosure, or unpaid principal balance on loans 90 days or more past due as of the dates indicated.

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	5.5	5.6
Subtotal	5.5	5.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$5.5	$5.6
Unpaid principal balance of impaired loans	$7.0	$7.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2013 and December 31, 2012. There were no other loans in arrears with respect to principal and interest as of June 30, 2013 and December 31, 2012.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and restructured loans for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$5.5	$5.8
Interest income recognized on impaired loans, on an accrual basis	0.1	0.1
Interest income recognized on impaired loans, on a cash basis	0.1	0.1
Interest income recognized on restructured loans, on an accrual basis	—	—

	Six Months Ended June 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$5.6	$5.8
Interest income recognized on impaired loans, on an accrual basis	0.2	0.2
Interest income recognized on impaired loans, on a cash basis	0.2	0.2
Interest income recognized on restructured loans, on an accrual basis	—	—

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$508.9	$501.3
50% - 60%	804.8	768.9
60% - 70%	1,781.1	1,491.6
70% - 80%	79.7	96.4
80% and above	14.9	15.8
Total Commercial mortgage loans	$3,189.4	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,344.6	$2,114.4
1.25x - 1.5x	469.5	390.5
1.0x - 1.25x	305.2	293.1
Less than 1.0x	70.1	76.0
Total Commercial mortgage loans	$3,189.4	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$637.0	20.0%	$564.1	19.6%
South Atlantic	612.1	19.2%	561.0	19.5%
Middle Atlantic	415.9	13.0%	332.7	11.6%
East North Central	377.1	11.8%	337.8	11.8%
West South Central	497.1	15.6%	460.4	16.0%
Mountain	248.3	7.8%	214.5	7.5%
West North Central	208.8	6.5%	205.2	7.1%
New England	117.3	3.7%	119.1	4.1%
East South Central	75.8	2.4%	79.2	2.8%
Total Commercial mortgage loans	$3,189.4	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,062.0	33.3%	$1,035.2	36.0%
Retail	989.5	31.0%	824.0	28.7%
Office	458.3	14.4%	427.0	14.8%
Apartments	338.0	10.6%	298.7	10.4%
Hotel/Motel	117.3	3.7%	92.1	3.2%
Mixed use	67.3	2.1%	34.2	1.2%
Other	157.0	4.9%	162.8	5.7%
Total Commercial mortgage loans	$3,189.4	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$404.9	$—
2012	927.1	939.0
2011	815.7	836.9
2010	122.3	124.0
2009	72.5	73.0
2008	116.4	119.0
2007 and prior	730.5	782.1
Total Commercial mortgage loans	$3,189.4	$2,874.0
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.4	2
Residential mortgage-backed	1.3	21	0.9	24
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	0.2	2
Total	$1.3	21	$1.7	29
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.8	3
Residential mortgage-backed	1.8	27	1.6	28
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.4	3
Total	$1.9	29	$3.0	35
(1) Primarily U.S. dollar denominated.

The above tables include $1.3 and $1.8 and of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The Company did not have any write-downs for the three months ended June 30, 2013, related to intent impairments. The remaining $0.1 in write-downs for the six months ended June 30, 2013, is related to intent impairments.

The above tables include $1.1 and $1.9 and of write-downs related to credit impairments for the three and six months ended June 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.6 and $1.1, in write-downs for the three and six months ended June 30, 2012, respectively, are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.4	2
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Total	$—	—	$0.6	3
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.8	3
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.1	1
Total	$0.1	2	$1.1	5
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

The fair value of fixed maturities with OTTI as of June 30, 2013 and December 31, 2012 was $1.1 billion and $1.2 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Balance at April 1	$19.8	$19.5
Additional credit impairments:
On securities not previously impaired	0.6	1.1
On securities previously impaired	0.6	—
Reductions:
Securities sold, matured, prepaid or paid down	(0.8)	(0.6)
Balance at June 30	$20.2	$20.0

	Six Months Ended June 30,
	2013	2012
Balance at January 1	$20.0	$19.4
Additional credit impairments:
On securities not previously impaired	0.8	1.2
On securities previously impaired	1.0	0.6
Reductions:
Securities sold, matured, prepaid or paid down	(1.6)	(1.2)
Balance at June 30	$20.2	$20.0

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$300.7	$303.7	$608.3	$608.0
Equity securities, available-for-sale	(1.0)	3.0	(0.1)	4.1
Mortgage loans on real estate	40.9	37.5	77.5	71.1
Policy loans	3.2	3.3	6.4	6.6
Short-term investments and cash equivalents	0.3	0.3	0.5	0.5
Other	11.2	(24.2)	22.9	(3.4)
Gross investment income	355.3	323.6	715.5	686.9
Less: Investment expenses	12.4	11.7	24.4	23.0
Net investment income	$342.9	$311.9	$691.1	$663.9

As of June 30, 2013 and December 31, 2012, the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(2.0)	$17.8	$(2.2)	$57.3
Fixed maturities, at fair value option	(66.2)	(3.4)	(105.1)	(46.3)
Derivatives	(41.9)	39.3	(61.8)	26.2
Embedded derivative - fixed maturities	(11.8)	4.6	(17.2)	(0.2)
Embedded derivative - product guarantees	52.2	(59.5)	76.5	89.5
Other investments	(0.2)	—	(0.2)	(0.4)
Net realized capital gains (losses)	$(69.9)	$(1.2)	$(110.0)	$126.1
After-tax net realized capital gains (losses)	$(47.3)	$(6.7)	$(73.4)	$72.0

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Proceeds on sales	$923.2	$1,803.3
Gross gains	9.2	67.9
Gross losses	8.3	7.3

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

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

In addition, the Company has entered into a reinsurance agreement that contains an embedded derivative in which the fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivative within the coinsurance funds withheld arrangement is included in Other liabilities on the Condensed Consolidated Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$875.0	$120.6	$—	$1,000.0	$215.4	$—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,859.8	301.8	294.0	18,131.1	292.9	328.5
Foreign exchange contracts	145.8	3.7	12.3	161.6	0.4	18.3
Equity contracts	9.4	—	—	14.5	0.4	—
Credit contracts	309.0	4.4	—	347.5	3.6	—
Managed custody guarantees	N/A	—	—	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	36.4	—	N/A	53.7	—
Within annuity products	N/A	—	49.1	N/A	—	122.4
Within reinsurance agreements	N/A	—	(45.8)	N/A	—	—
Total		$466.9	$309.6		$566.4	$469.2
(1)     Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to variability in the future cash flows for forecasted transactions is through the fourth quarter 2016.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair value of derivatives eligible for offset were as follows as of the dates indicated:

	June 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$309.0	$4.4	$—
Equity contracts	—	—	—
Foreign exchange contracts	145.8	3.7	12.3
Interest rate contracts	18,986.3	415.4	287.6
		$423.5	$299.9

Counterparty netting(1)		$(245.4)	$(245.4)
Cash collateral netting(2)		(105.7)
Securities collateral netting(2)		(12.7)	(45.9)
Net receivables/payables		$59.7	$8.6
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

	December 31, 2012
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

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA Agreements") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2013 the Company held $103.8 and $1.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012 the Company held $167.0 of net cash collateral related to OTC derivative contracts. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered collateral of $62.3 and $39.5, respectively, in fixed maturities pledged under derivatives contracts.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$0.1	$—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(45.4)	28.9	(77.9)	6.0
Foreign exchange contracts	2.6	12.5	12.0	12.9
Equity contracts	0.4	(0.5)	1.7	1.1
Credit contracts	0.5	(1.6)	2.3	6.2
Managed custody guarantees	0.1	—	0.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(11.8)	4.6	(17.2)	(0.2)
Within annuity products(2)	52.1	(59.5)	76.4	88.4
Within reinsurance agreements(3)	45.0	—	45.8	—
Total	$43.5	$(15.6)	$43.3	$115.5
(1) Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

As of June 30, 2013, the fair value of credit default swaps of $4.4 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair value of credit default swaps of $3.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $309.0 and $329.0 in credit default swaps.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$762.3	$61.7	$—	$824.0
U.S. Government agencies and authorities	—	386.7	—	386.7
U.S. corporate, state and municipalities	—	10,375.5	139.9	10,515.4
Foreign(1)	—	5,483.0	18.7	5,501.7
Residential mortgage-backed securities	—	2,029.7	30.8	2,060.5
Commercial mortgage-backed securities	—	745.2	—	745.2
Other asset-backed securities	—	472.2	24.7	496.9
Total fixed maturities, including securities pledged	762.3	19,554.0	214.1	20,530.4
Equity securities, available-for-sale	89.8	—	36.9	126.7
Derivatives:
Interest rate contracts	7.0	415.4	—	422.4
Foreign exchange contracts	—	3.7	—	3.7
Equity contracts	—	—	—	—
Credit contracts	—	4.4	—	4.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	757.7	—	—	757.7
Assets held in separate accounts	52,786.4	5,216.0	19.9	58,022.3
Total assets	$54,403.2	$25,193.5	$270.9	$79,867.6

Liabilities:
Product guarantees:
Stabilizer and MCGs	$—	$—	$28.0	$28.0
FIA	—	—	21.1	21.1
Embedded derivative on reinsurance	—	(45.8)	—	(45.8)
Derivatives:
Interest rate contracts	6.4	287.6	—	294.0
Foreign exchange contracts	—	12.3	—	12.3
Total liabilities	$6.4	$254.1	$49.1	$309.6
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2013 and 2012. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2013
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$167.6	$(0.1)	$(1.9)	$—	$—	$—	$(0.8)	$—	$(24.9)	$139.9	$(0.1)
Foreign	25.7	—	(0.4)	—	—	—	(6.6)	—	—	18.7	—
Residential mortgage-backed securities	18.4	(0.4)	0.3	18.6	—	—	—	—	(6.1)	30.8	(0.4)
Other asset-backed securities	27.4	0.6	(0.1)	—	—	—	(3.2)	—	—	24.7	0.3
Total fixed maturities, including securities pledged	239.1	0.1	(2.1)	18.6	—	—	(10.6)	—	(31.0)	214.1	(0.2)
Equity securities, available-for-sale	35.8	(0.1)	1.2	—	—	—	—	—	—	36.9	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(78.0)	51.7	—	(1.7)	—	—	—	—	—	(28.0)	—
FIA(1)	(21.6)	0.5	—	—	—	—	—	—	—	(21.1)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	2.2	(0.1)	—	21.1	—	(3.3)	—	—	—	19.9	(0.1)
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$154.6	$(0.2)	$(1.0)	$—	$—	$—	$(2.4)	$17.6	$(28.7)	$139.9	$(0.2)
Foreign	24.6	—	0.7	—	—	—	(6.6)	—	—	18.7	—
Residential mortgage-backed securities	9.1	(0.8)	0.1	22.4	—	—	—	—	—	30.8	(0.7)
Other asset-backed securities	33.2	1.7	(0.3)	—	—	—	(9.9)	—	—	24.7	0.4
Total fixed maturities, including securities pledged	221.5	0.7	(0.5)	22.4	—	—	(18.9)	17.6	(28.7)	214.1	(0.5)
Equity securities, available-for-sale	17.0	(0.1)	2.2	—	—	—	—	34.5	(16.7)	36.9	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(102.0)	77.2	—	(3.2)	—	—	—	—	—	(28.0)	—
FIA(1)	(20.4)	(0.7)	—	—	—	—	—	—	—	(21.1)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	16.3	(0.1)	—	21.3	—	(9.9)	—	2.2	(9.9)	19.9	0.2
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the for the periods indicated:

	Three Months Ended June 30, 2012
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$146.6	$—	$(4.0)	$6.8	$—	$—	$(15.1)	$27.9	$(10.6)	$151.6	$—
Foreign	19.7	—	(0.3)	—	—	—	—	—	—	19.4	—
Residential mortgage-backed securities	11.0	1.1	1.6	—	—	(6.0)	—	—	(1.7)	6.0	(0.1)
Other asset-backed securities	28.7	0.2	(0.5)	—	—	—	(0.5)	2.2	—	30.1	0.2
Total fixed maturities, including securities pledged	206.0	1.3	(3.2)	6.8	—	(6.0)	(15.6)	30.1	(12.3)	207.1	0.1
Equity securities, available-for-sale	18.5	—	—	—	—	—	—	—	—	18.5	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(72.0)	(59.8)	—	(1.2)	—	—	—	—	—	(133.0)	—
FIA(1)	(17.9)	0.3	—	—	—	—	—	—	—	(17.6)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	23.1	—	—	—	—	(14.4)	—	—	—	8.7	0.2
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$(0.2)	$(3.2)	$7.2	$—	$—	$(6.0)	$28.3	$(3.6)	$151.6	$(0.2)
Foreign	51.1	0.9	(1.2)	—	—	(5.7)	—	—	(25.7)	19.4	—
Residential mortgage-backed securities	41.0	0.8	1.8	—	—	(6.0)	—	—	(31.6)	6.0	(0.4)
Other asset-backed securities	27.7	0.4	0.5	—	—	—	(1.1)	2.6	—	30.1	0.4
Total fixed maturities, including securities pledged	248.9	1.9	(2.1)	7.2	—	(11.7)	(7.1)	30.9	(60.9)	207.1	(0.2)
Equity securities, available-for-sale	19.0	—	(0.1)	0.7	—	(1.1)	—	—	—	18.5	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(221.0)	90.8	—	(2.8)	—	—	—	—	—	(133.0)	—
FIA(1)	(16.3)	(1.3)	—	—	—	—	—	—	—	(17.6)	—
Other derivatives, net	(12.6)	(1.8)	—	—	—	—	14.4	—	—	—	—
Assets held in separate accounts(4)	16.1	0.3	—	1.1	—	(9.0)	—	0.2	—	8.7	0.6
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities including securities pledged and separate accounts for the three and six months ended June 30, 2013 and 2012 and equity securities for the six months ended June 30, 2013 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2013:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 8.1%
Nonperformance risk	0.03% to 1.3%		0.03% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.6%
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the MCG derivative and Stabilizer embedded derivative fair value liabilities:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate implied volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,530.4	$20,530.4	$21,455.2	$21,455.2
Equity securities, available-for-sale	126.7	126.7	142.8	142.8
Mortgage loans on real estate	3,187.9	3,210.1	2,872.7	2,946.9
Policy loans	239.8	239.8	240.9	240.9
Limited partnerships/corporations	181.3	181.3	179.6	179.6
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	757.7	757.7	1,229.3	1,229.3
Derivatives	430.5	430.5	512.7	512.7
Notes receivable from affiliates	175.0	185.0	175.0	194.3
Assets held in separate accounts	58,022.3	58,022.3	53,655.3	53,655.3
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	20,606.2	24,052.7	20,263.4	25,156.5
Supplementary contracts, immediate annuities and other	653.7	755.1	680.0	837.3
Annuity product guarantees:
FIA	21.1	21.1	20.4	20.4
Stabilizer and MCGs	28.0	28.0	102.0	102.0
Derivatives	306.3	306.3	346.8	346.8
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivative on reinsurance	(45.8)	(45.8)	—	—
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$296.5	$381.4	$677.9
Deferrals of commissions and expenses	36.4	3.8	40.2
Amortization:
Amortization	(41.9)	(52.0)	(93.9)
Interest accrued(1)	16.6	30.4	47.0
Net amortization included in the Condensed Consolidated Statements of Operations	(25.3)	(21.6)	(46.9)
Change in unrealized capital gains/losses on available-for-sale securities	125.8	286.0	411.8
Balance at June 30, 2013	$433.4	$649.6	$1,083.0

	DAC	VOBA	Total
Balance at January 1, 2012	$335.0	$593.7	$928.7
Deferrals of commissions and expenses	36.7	4.0	40.7
Amortization:
Amortization	(42.6)	(111.2)	(153.8)
Interest accrued(1)	15.4	33.4	48.8
Net amortization included in the Condensed Consolidated Statements of Operations	(27.2)	(77.8)	(105.0)
Change in unrealized capital gains/losses on available-for-sale securities	(29.0)	(43.9)	(72.9)
Balance at June 30, 2012	$315.5	$476.0	$791.5

(1)
Interest accrued at the following rates for DAC: 0.0% to 7.0% during 2013 and 4.0% and 7.0% during 2012. Interest accrued at the following rates for VOBA: 5.0% to 7.0% during 2013 and 5.0% to 8.0% during 2012.

6.    Capital Contributions and Dividends

During the six months ended June 30, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and the consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. During the six months ended June 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2013	2012
Fixed maturities, net of OTTI	$974.4	$1,787.6
Equity securities, available-for-sale	16.5	13.5
Derivatives	150.1	213.6
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(398.2)	(676.6)
Premium deficiency reserve adjustment	(94.4)	(96.0)
Unrealized capital gains (losses), before tax	648.4	1,242.1
Deferred income tax asset (liability)	(163.6)	(362.0)
Unrealized capital gains (losses), after tax	484.8	880.1
Pension and other postretirement benefits liability, net of tax	10.2	12.0
AOCI	$495.0	$892.1

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,220.1)		$425.3	(4)	$(794.8)
Equity securities	3.0		(1.1)		1.9
Other	—	*	—	*	—	*
OTTI	1.4		(0.5)		0.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.2		(0.8)		1.4
DAC/VOBA and sales inducements	412.4	(1)	(144.3)		268.1
Premium deficiency reserve adjustment	58.2		(20.4)		37.8
Change in unrealized gains/losses on available-for-sale securities	(742.9)		258.2		(484.7)

Derivatives:
Derivatives	(64.3)	(2)	22.5		(41.8)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.8)		0.3		(0.5)
Change in unrealized gains/losses on derivatives	(65.1)		22.8		(42.3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.0)	(3)	—		(1.0)
Change in pension and other postretirement benefits liability	(1.0)		—		(1.0)
Change in Other comprehensive income (loss)	$(809.0)		$281.0		$(528.0)
* Less than $0.1.
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $1.9 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$321.2		$(99.8)	(4)	$221.4
Equity securities	0.4		(0.1)		0.3
Other	—	*	—	*	—	*
OTTI	3.6		(1.3)		2.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(55.8)		18.9		(36.9)
DAC/VOBA and sales inducements	(73.0)	(1)	25.6		(47.4)
Premium deficiency reserve adjustment	(31.2)		10.9		(20.3)
Change in unrealized gains/losses on available-for-sale securities	165.2		(45.8)		119.4

Derivatives:
Derivatives	39.9	(2)	(14.0)		25.9
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	39.9		(14.0)		25.9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.1)	(3)	0.4		(0.7)
Change in pension and other postretirement benefits liability	(1.1)		0.4		(0.7)
Change in Other comprehensive income (loss)	$204.0		$(59.4)		$144.6
* Less than $0.1.
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $10.0 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$112.8	$58.5
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	39.5	20.4
Tax effect of:
Dividends received deduction	(6.3)	(6.0)
Valuation allowance	1.9	6.0
Other	0.8	0.2
Income tax expense (benefit)	$35.9	$20.6

	Six Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$219.7	$276.7
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	76.9	96.8
Tax effect of:
Dividends received deduction	(11.6)	(12.0)
Valuation allowance	1.9	10.0
IRS audit adjustment	(0.3)	(0.3)
Other	0.8	0.3
Income tax expense (benefit)	$67.7	$94.8

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2013 and December 31, 2012, the Company had a tax valuation allowance of $64.7 and $62.8, respectively, that was allocated to continuing operations and $(53.6) and $(51.7), respectively, that was allocated to Other comprehensive income. As of June 30, 2013 and December 31, 2012, the Company had a full valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

For the three months ended June 30, 2013 and 2012, there were no total increases (decreases) in the valuation allowance. With respect to 2013, $1.9 was allocated to continuing operations and $(1.9) was allocated to Other comprehensive income. With respect to 2012, $6.0 was allocated to continuing operations and $(6.0) was allocated to Other comprehensive income. For the six months ended June 30, 2013 and 2012, there were no total increases (decreases) in the valuation allowance. With respect to 2013, $1.9 was allocated to continuing operations and $(1.9) was allocated to Other comprehensive income. With respect to 2012, $10.0 was allocated to continuing operations and $(10.0) was allocated to Other comprehensive income.

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

The Company is currently under audit by the IRS for tax years 2012 and 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 and 2013.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2013 and 2012. The Company did not earn interest income for the three and six months ended June 30, 2013. The Company earned interest income of $0.1 and $0.5 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, the Company did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

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

As of June 30, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $332.1 and $314.9, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Other fixed maturities-state deposits	$13.1	$13.4
Securities pledged(1)	217.4	219.7
Total restricted assets	$230.5	$233.1
(1) Includes the fair value of loaned securities of $155.1 and $180.2 as of June 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $62.3 and $39.5, respectively, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

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

The outcome of a litigation or regulatory matter and the amount or range of potential loss is difficult to forecast and estimating potential losses requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters and litigation. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that the outcome of pending litigation and regulatory matters is not likely to have such an effect. However, given the large and indeterminate amounts sought and the inherent unpredictability of such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30,

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $40.0.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company's accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which two sponsors of 401(k) Plans governed by the Employee Retirement Income Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. ILIAC denies the allegations and is vigorously defending this litigation.

Item 2.        Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company ("ILIAC") and its wholly owned subsidiaries (collectively, "we" or "our") for each of the six months ended June 30, 2013 and 2012 and financial condition as of June 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1. contained herein, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II., contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ILIAC is a stock life insurance company domiciled in the State of Connecticut. ILIAC and its wholly owned subsidiaries (collectively, the "Company") provide financial products and services in the United States. ILIAC is authorized to conduct its insurance business in all states and in the District of Columbia. The Condensed Consolidated Financial Statements include ILAC and its wholly owned subsidiaries, ING Financial Advisers, LLC ("IFA") and Directed Services, LLC ("DSL").

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). Immediately following the closing of the IPO on May 7, 2013, ING International owned 75% of the outstanding common stock of ING U.S., Inc.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING International owns approximately 71% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V. ("ING Topholding"), which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In August 2013, ING Group announced that ING International, ING V and ING Topholding will distribute shares of common stock of ING U.S., Inc. that are held directly by ING International as a dividend in kind to ING Group (effectively removing ING International, ING V and ING Topholding from the chain of intermediate ownership, and resulting in such shares being held directly by ING Group). Subject to receipt of regulatory approvals and/or notices of non-objection, as the case may be, this transaction is expected to be completed on September 30, 2013.

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

We derive our revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on investments, (c) realized capital gains (losses) on investments and product guarantees and (d) certain other fees. Our expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC and VOBA, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.  In addition, we collect broker-dealer commission revenues through our subsidiaries, DSL and IFA, which are, in turn, paid to broker-dealers and expensed.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Our results of operations for the three months ended June 30, 2013 were primarily impacted by an increase in Net realized capital losses in the current year versus the prior year. Offsetting these losses were a decrease in Interest credited and other benefits to contract owners/policyholders, higher Net investment income, higher Fee income and lower Net amortization of DAC/VOBA.

	Three Months Ended June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$342.9	$311.9	$31.0	9.9%
Fee income	183.1	156.7	26.4	16.8%
Premiums	7.2	11.7	(4.5)	(38.5)%
Broker-dealer commission revenue	61.0	56.5	4.5	8.0%
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.8)	(2.6)	0.8	30.8%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.5)	(0.9)	0.4	44.4%
Net other-than-temporary impairments recognized in earnings	(1.3)	(1.7)	0.4	23.5%
Other net realized capital gains (losses)	(68.6)	0.5	(69.1)	NM
Total net realized capital gains (losses)	(69.9)	(1.2)	(68.7)	NM
Other revenue	(0.6)	2.3	(2.9)	NM
Total revenues	523.7	537.9	(14.2)	(2.6)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	145.3	193.0	(47.7)	(24.7)%
Operating expenses	176.3	177.2	(0.9)	(0.5)%
Broker-dealer commission expense	61.0	56.5	4.5	8.0%
Net amortization of deferred policy acquisition costs and value of business acquired	28.3	52.2	(23.9)	(45.8)%
Interest expense	—	0.5	(0.5)	(100.0)%
Total benefits and expenses	410.9	479.4	(68.5)	(14.3)%
Income (loss) before income taxes	112.8	58.5	54.3	92.8%
Income tax expense (benefit)	35.9	20.6	15.3	74.3%
Net income (loss)	$76.9	$37.9	$39.0	NM
NM - Not Meaningful

Revenues

Total revenues decreased $14.2 for the three months ended June 30, 2013, primarily impacted by higher Total net realized capital losses partially offset by higher Net investment income and higher Fee income.

Net investment income increased $31.0 from $311.9 to $342.9 primarily as a result of a loss on sale of certain alternative investments in the prior period and growth of general account assets in the current period, which were offset by lower investment yields.

Fee income increased $26.4 from $156.7 to $183.1 primarily due to increases in full service retirement plan fees driven by net increases in institutional/mutual fund average Assets Under Management and separate accounts. In addition, advisory fees increased as a result of an increase in sub-advised assets.

Premiums decreased $4.5 from $11.7 to $7.2 due to lower sales of immediate annuities with life contingencies.

Total net realized capital losses changed $68.7 from $(1.2) to $(69.9) primarily due to losses on derivatives and fixed maturities using fair value option and lower net realized investment gains offset by favorable changes in the fair value of embedded derivatives on product guarantees. The losses on derivatives and fixed maturities using fair value option were primarily as a result of an increase in interest rates in the current period. The change in the fair value of embedded derivative on product guarantees in the second quarter of 2013 was more favorable than the second quarter of 2012 due to an increase in interest rates.

Benefits and Expenses

Total benefits and expenses decreased $68.5 from $479.4 to $410.9 primarily due to lower Interest credited and other benefits to contract owners/policyholders and lower Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $47.7 from $193.0 to $145.3 primarily due to an increase in fair value of the embedded derivative on reinsurance driven by an increase in interest rates during the current period.

Net amortization of DAC and VOBA decreased $23.9 from $52.2 to $28.3 primarily as a result of a favorable change in DAC/VOBA unlocking and lower amortization due to a decrease in the amortization rate in the current quarter. The DAC/VOBA unlocking was favorable in the current period compared to unfavorable in the prior year due to improved equity market performance.

Income Taxes

Income tax expense (benefit) changed $15.3 from $20.6 to $35.9 primarily due to an increase in income before taxes, partially offset by a lower increase in the valuation allowance.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Our results of operations for the six months ended June 30, 2013 were primarily impacted by Net realized capital losses in the current year versus Net realized capital gains in the prior year partially offset by lower Net amortization of DAC/VOBA, lower Interest credited and other benefits to contract owners/policyholders, higher Fee income and higher Net investment income.

	Six Months Ended June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$691.1	$663.9	$27.2	4.1%
Fee income	358.0	311.8	46.2	14.8%
Premiums	15.1	23.5	(8.4)	(35.7)%
Broker-dealer commission revenue	118.8	112.2	6.6	5.9%
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.9)	(4.0)	1.1	27.5%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.0)	(1.0)	—	—%
Net other-than-temporary impairments recognized in earnings	(1.9)	(3.0)	1.1	36.7%
Other net realized capital gains (losses)	(108.1)	129.1	(237.2)	NM
Total net realized capital gains (losses)	(110.0)	126.1	(236.1)	NM
Other revenue	(5.5)	2.8	(8.3)	NM
Total revenues	1,067.5	1,240.3	(172.8)	(13.9)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	332.1	387.7	(55.6)	(14.3)%
Operating expenses	349.9	357.6	(7.7)	(2.2)%
Broker-dealer commission expense	118.8	112.2	6.6	5.9%
Net amortization of deferred policy acquisition costs and value of business acquired	46.9	105.0	(58.1)	(55.3)%
Interest expense	0.1	1.1	(1.0)	(90.9)%
Total benefits and expenses	847.8	963.6	(115.8)	(12.0)%
Income (loss) before income taxes	219.7	276.7	(57.0)	(20.6)%
Income tax expense (benefit)	67.7	94.8	(27.1)	(28.6)%
Net income (loss)	$152.0	$181.9	$(29.9)	(16.4)%
NM - Not Meaningful

Revenues

Total revenues decreased $172.8 for the six months ended June 30, 2013, primarily impacted by an unfavorable change in Total net realized capital gains (losses), partially offset by higher Fee income and higher Net investment income.

Net investment income increased $27.2 from $663.9 to $691.1 primarily as a result of a loss on sale of certain alternative investments in the prior period and growth of general account assets in the current period, which were offset by lower investment yields.

Fee income increased $46.2 from $311.8 to $358.0 primarily due to increases in full service retirement plan fees driven by net increases in institutional/mutual fund average Assets Under Management and separate accounts. In addition, advisory fees increased as a result of an increase in sub-advised assets.

Premiums decreased $8.4 from $23.5 to $15.1 due to lower sales of immediate annuities with life contingencies.

Total net realized capital gains (losses) changed $(236.1) from $126.1 to $(110.0) primarily due to losses on derivatives and fixed maturities using fair value option and a decrease in net realized investment gains. The losses on derivatives and fixed maturities using fair value option were primarily as a result of an increase in interest rates in the current period.

Benefits and Expenses

Total benefits and expenses decreased $115.8 from $963.6 to $847.8 primarily due to lower Net amortization of DAC/VOBA and lower Interest credited and other benefits to contract owners/policyholders.

Interest credited and other benefits to contract owners/policyholders decreased $55.6 from $387.7 to $332.1 primarily due to an increase in fair value of the embedded derivative on reinsurance driven by an increase in interest rates during the current period.

Net amortization of DAC and VOBA decreased $58.1 from $105.0 to $46.9 primarily as a result of favorable DAC/VOBA unlocking, lower gross profits and a lower amortization rate. The DAC unlocking was more favorable in the current period compared to the prior year period due to equity market performance.

Income Taxes

Income tax expense (benefit) changed $(27.1) from $94.8 to $67.7 primarily due to a decrease in income before taxes. Also contributing to the change is a lower increase in the tax valuation allowance.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other asset backed securities ("ABS"), traditional Mortgage-backed securities ("MBS") and various Collateralized mortgage obligations ("CMO") tranches managed in combination with financial derivatives as part of a proprietary strategy.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Since the height of the financial crisis in 2008, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. The repositioning has resulted in a significant decrease in exposure to structured assets, an improvement in the National Association of Insurance Commissioners ("NAIC") designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$19,798.8	79.2%	$20,690.8	79.4%
Fixed maturities, at fair value using the fair value option	514.2	2.1%	544.7	2.1%
Equity securities, available-for-sale	126.7	0.5%	142.8	0.5%
Short-term investments(1)	310.5	1.2%	679.8	2.6%
Mortgage loans on real estate	3,187.9	12.7%	2,872.7	11.0%
Policy loans	239.8	1.0%	240.9	0.9%
Limited partnerships/corporations	181.3	0.7%	179.6	0.7%
Derivatives	430.5	1.7%	512.7	2.0%
Securities pledged(2)	217.4	0.9%	219.7	0.8%
Total investments	$25,007.1	100.0%	$26,083.7	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$754.4	3.9%	$824.0	4.1%
U.S. Government agencies and authorities	376.9	1.9%	386.7	1.9%
State, municipalities, and political subdivisions	77.2	0.4%	85.0	0.4%
U.S. corporate securities	10,008.2	51.3%	10,430.4	50.8%
Foreign securities(1)	5,296.0	27.1%	5,501.7	26.8%
Residential mortgage-backed securities	1,858.2	9.5%	2,060.5	10.0%
Commercial mortgage-backed securities	669.5	3.4%	745.2	3.6%
Other asset-backed securities	479.2	2.5%	496.9	2.4%
Total fixed maturities, including securities pledged	$19,519.6	100.0%	$20,530.4	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,011.5	5.3%	$1,146.6	5.3%
U.S. Government agencies and authorities	379.4	2.0%	397.0	1.9%
State, municipalities, and political subdivisions	77.2	0.4%	93.1	0.4%
U.S. corporate securities	9,438.0	49.1%	10,574.3	49.3%
Foreign securities(1)	5,009.7	26.0%	5,552.0	25.9%
Residential mortgage-backed securities	2,070.4	10.8%	2,357.5	11.0%
Commercial mortgage-backed securities	748.7	3.9%	839.1	3.9%
Other asset-backed securities	475.7	2.5%	495.6	2.3%
Total fixed maturities, including securities pledged	$19,210.6	100.0%	$21,455.2	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A- and A, respectively. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received, the middle rating is applied;

▪	when two ratings are received, the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	June 30, 2013
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$9,889.2	50.7%	$10,415.8	50.8%
2	8,644.1	44.3%	9,055.0	44.2%
3	770.0	3.9%	807.3	3.9%
4	149.0	0.8%	151.2	0.7%
5	21.0	0.1%	30.0	0.1%
6	46.3	0.2%	71.1	0.3%
Total	$19,519.6	100.0%	$20,530.4	100.0%

	December 31, 2012
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$9,717.0	50.6%	$10,801.8	50.3%
2	8,489.2	44.2%	9,539.0	44.5%
3	737.7	3.8%	797.0	3.7%
4	181.0	0.9%	189.8	0.9%
5	37.2	0.2%	49.3	0.2%
6	48.5	0.3%	78.3	0.4%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	June 30, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,562.7	18.3%	$3,824.2	18.6%
AA	988.7	5.1%	1,029.8	5.0%
A	5,215.8	26.7%	5,397.8	26.3%
BBB	8,550.9	43.7%	8,956.5	43.6%
BB	772.9	4.0%	808.3	3.9%
B and below	428.6	2.2%	513.8	2.6%
Total	$19,519.6	100.0%	$20,530.4	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,031.2	21.0%	$4,461.4	20.8%
AA	871.5	4.5%	972.4	4.5%
A	4,765.7	24.8%	5,286.5	24.6%
BBB	8,329.5	43.4%	9,369.3	43.7%
BB	734.1	3.8%	798.0	3.7%
B and below	478.6	2.5%	567.6	2.7%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$800.6	$823.4	$853.5	$880.9
After one year through five years	3,905.6	4,142.0	3,953.8	4,249.9
After five years through ten years	6,152.3	6,365.7	5,700.3	6,339.8
After ten years	5,654.2	5,896.7	5,408.2	6,292.4
Mortgage-backed securities	2,527.7	2,805.7	2,819.1	3,196.6
Other asset-backed securities	479.2	496.9	475.7	495.6
Fixed maturities, including securities pledged	$19,519.6	$20,530.4	$19,210.6	$21,455.2

As of June 30, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our consolidated Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of June 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses

U.S. Treasuries	$217.0	$4.8	$—	$—	$—	$—	$217.0	$4.8
U.S. corporate, state and municipalities	2,929.4	159.3	236.0	29.1	25.7	4.1	3,191.1	192.5
Foreign	1,411.8	88.8	53.5	5.8	44.2	6.1	1,509.5	100.7
Residential mortgage-backed	368.6	10.6	49.3	2.7	85.2	11.7	503.1	25.0
Commercial mortgage-backed	—	—	0.2	—	1.9	0.1	2.1	0.1
Other asset-backed	62.4	0.2	4.0	—	27.7	3.7	94.1	3.9
Total	$4,989.2	$263.7	$343.0	$37.6	$184.7	$25.7	$5,516.9	$327.0

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.8% and 89.1% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $274.0 as of June 30, 2013. The increase is primarily due to increasing interest rates and widening spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased 100.4 million as of December 31, 2012. The decrease in gross unrealized losses is primarily due to improving market conditions within Other ABS in addition to tightening credit spreads.

As of June 30, 2013 and December 31, 2012 we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $62.0, $61.0 and $3.1, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

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

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	67.5%	AAA	0.1%	2007	7.6%
	2	3.1%	AA	2.9%	2006	6.8%
	3	18.9%	A	13.9%	2005 and prior	85.6%
	4	9.1%	BBB	20.3%		100.0%
	5	1.2%	BB and below	62.8%
	6	0.2%		100.0%
		100.0%
December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of June 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $94.7, $78.9 and $5.2, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	40.8%	AAA	0.1%	2007	14.0%
	2	14.1%	AA	—%	2006	29.5%
	3	28.7%	A	3.5%	2005 and prior	56.5%
	4	14.5%	BBB	3.2%		100.0%
	5	1.4%	BB and below	93.2%
	6	0.5%		100.0%
		100.0%
December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and some recent months have posted month over month declines in delinquencies.  In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The primary market for CMBS continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume in first quarter the highest quarterly total since 2007.  Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $745.2, $669.5 and $0.1, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $839.1, $748.8 and $0.2, respectively.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.4%	AAA	50.8%	2007	30.4%
	2	—%	AA	15.9%	2006	22.5%
	3	0.6%	A	9.8%	2005 and prior	47.1%
	4	—%	BBB	3.8%		100.0%
	5	—%	BB and below	19.7%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

As of June 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $436.3, $419.5 and $0.8, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $435.6, $411.7 and $0.6, respectively.

As of June 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 45.7%, 3.8% and 32.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.4%	AAA	90.4%	2013	6.2%
	2	0.5%	AA	2.7%	2012	21.2%
	3	0.1%	A	6.3%	2011	12.0%
	4	—%	BBB	0.5%	2010	5.4%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.7%
		100.0%			2007 and prior	46.2%
						100.0%
December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013 and December 31, 2012, we did not have any new troubled debt restructurings.

During the three and six months ended June 30, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment which totaled $3.2 billion and $2.9 billion as of June 30, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The following table presents our investment in commercial mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial mortgage loans	$3,189.4	$2,874.0
Collective valuation allowance	(1.5)	(1.3)
Total net commercial mortgage loans	$3,187.9	$2,872.7

There were no impairments taken on the mortgage loan portfolio for the six months ended June 30, 2013 and 2012 respectively.

The following table presents the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.3	$1.3
Addition to / (reduction of) allowance for losses	0.2	—
Collective valuation allowance for losses, end of period	$1.5	$1.3

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The LTV and DSC ratios as of the dates indicated are as presented below:

	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$508.9	$501.3
50% - 60%	804.8	768.9
60% - 70%	1,781.1	1,491.6
70% - 80%	79.7	96.4
80% and above	14.9	15.8
Total Commercial mortgage loans	$3,189.4	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,344.6	$2,114.4
1.25x - 1.5x	469.5	390.5
1.0x - 1.25x	305.2	293.1
Less than 1.0x	70.1	76.0
Total Commercial Mortgage Loans	$3,189.4	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in our Annual Report on Form 10-K for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following tables present our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.4	2
Residential mortgage-backed	1.3	21	0.9	24
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	0.2	2
Total	$1.3	21	$1.7	29
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.8	3
Residential mortgage-backed	1.8	27	1.6	28
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.4	3
Total	$1.9	29	$3.0	35
(1) Primarily U.S. dollar denominated.

The above tables include $1.3 and $1.8 of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. There are no write-downs for the three months ended June 30, 2013, related to intent impairments. The remaining $0.1 in write-downs for the six months ended June 30, 2013, is related to intent impairments.

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

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.4	2
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Total	$—	—	$0.6	3
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1
Foreign(1)	—	—	0.8	3
Commercial mortgage-backed	0.1	2	—	—
Other asset-backed	—	—	0.1	1
Total	$0.1	2	$1.1	5
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

The fair value of fixed maturities with OTTI as of June 30, 2013 and December 31, 2012, was $1.1 billion and $1.2 billion, respectively.

During the three and six months ended June 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$300.7	$303.7	$608.3	$608.0
Equity securities, available-for-sale	(1.0)	3.0	(0.1)	4.1
Mortgage loans on real estate	40.9	37.5	77.5	71.1
Policy loans	3.2	3.3	6.4	6.6
Short-term investments and cash equivalents	0.3	0.3	0.5	0.5
Other	11.2	(24.2)	22.9	(3.4)
Gross investment income	355.3	323.6	715.5	686.9
Less: Investment expenses	12.4	11.7	24.4	23.0
Net investment income	$342.9	$311.9	$691.1	$663.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(2.0)	$17.8	$(2.2)	$57.3
Fixed maturities, at fair value option	(66.2)	(3.4)	(105.1)	(46.3)
Derivatives	(41.9)	39.3	(61.8)	26.2
Embedded derivatives - fixed maturities	(11.8)	4.6	(17.2)	(0.2)
Embedded derivatives - product guarantees	52.2	(59.5)	76.5	89.5
Other investments	(0.2)	—	(0.2)	(0.4)
Net realized capital gains (losses)	$(69.9)	$(1.2)	$(110.0)	$126.1

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $331.9 as of March 31, 2012. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, our affiliate. The transaction resulted in a net pre-tax loss of $38.7 in the second quarter of 2012 reported in Net investment income on the Consolidated Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $23.0 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sale price as of June 30, 2012.

We sold these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio management. The transaction reduced certain rating agency required capital levels, in light of the high capital charge associated with the asset class and improved liquidity.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe"), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

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

As of June 30, 2013, we had $291.9 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $109.7, Italy of $113.5, and Spain of $68.7. We had no exposure to Greece or Portugal. As of June 30, 2013, there was $0.4 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2013, our sovereign exposure was $151.2, which consists of fixed maturities. We also had $329.8 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $123.9, Switzerland of $59.0, The Netherlands of $53.3 and France of $45.1. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $980.7 and The Netherlands of $421.5, we had significant non-peripheral European total country exposures to Switzerland of $280.8, Germany of $215.8, Belgium of $185.9 and France of $171.0. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of June 30, 2013:

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at June 30, 2013(1)
Ireland	$—	$—	$109.3	$109.3	$104.8	$—	$—	$0.4	$—	$—	$0.4	$109.7
Italy	—	—	113.5	113.5	109.6	—	—	—	—	—	—	113.5
Spain	—	—	68.7	68.7	66.9	—	—	—	—	—	—	68.7
Total peripheral Europe	$—	$—	$291.5	$291.5	$281.3	$—	$—	$0.4	$—	$—	$0.4	$291.9

Belgium	37.4	—	148.5	185.9	157.8	—	—	—	—	—	—	185.9
France	—	34.3	125.9	160.2	149.3	—	—	25.9	—	15.1	10.8	171.0
Germany	—	34.9	179.7	214.6	197.5	—	—	1.2	—	—	1.2	215.8
Netherlands	—	53.3	368.2	421.5	398.6	—	—	—	—	—	—	421.5
Switzerland	—	49.2	221.8	271.0	248.8	—	—	11.8	—	2.0	9.8	280.8
United Kingdom	—	123.0	856.8	979.8	952.6	—	—	16.0	—	15.1	0.9	980.7
Other non- peripheral(2)	113.8	12.4	292.8	419.0	405.1	—	—	—	—	—	—	419.0
Total non-peripheral Europe	151.2	307.1	2,193.7	2,652.0	2,509.7	—	—	54.9	—	32.2	22.7	2,674.7
Total	$151.2	$307.1	$2,485.2	$2,943.5	$2,791.0	$—	$—	$55.3	$—	$32.2	$23.1	$2,966.6
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of June 30, 2013 and December 31, 2012, we did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 56.3% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2013, ILIAC had securities lending collateral assets of $150.8, which represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and the consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. During the six months ended June 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent.

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

The following table presents our financial strength and credit ratings. In parentheses is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with "1" representing the best rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody’s(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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
(4) S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A "+" or "-" indicates relative strength within a category.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through August 12, 2013 are as follows:

•	On July 8, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On June 14, 2013, A.M.Best affirmed the A financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 14, 2013, S&P affirmed the A- financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us under its revised insurance criteria.

•	On May 14, 2013, Moody's affirmed the A3 insurance financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, in Part I, Item 1. of this Form 10-Q.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1., herein.

Legislative and Regulatory Developments

Supreme Court Decision regarding Defense of Marriage Act

Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. The appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

Regulatory Proposals

In the fourth quarter of 2011, the Department of Labor ("DOL") withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act of 1974 ("ERISA") pertaining to investment advice. The new proposed regulation is estimated for release in November 2013. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The Securities and Exchange Commission ("SEC") has also indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and registered investment advisers which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

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

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising proposals, including those directed at the life insurance industry and its products. Such measures could include federal tax changes that reduce the amount an individual can contribute on a pre-tax basis to a tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or that limit an individual's aggregate amount of tax-deferred savings, which could make our retirement products less attractive to customers. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the "inside build-up" associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

One such recent measure is the American Taxpayer Relief Act of 2012 which was passed to avert the "fiscal cliff" and made permanent the marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. Although we do not consider it likely that Congress will revisit these rates in the short term, it is likely to pursue spending cuts (which may take the form of reducing or eliminating tax preferences associated with our industry and products) to offset mandatory spending cuts, as part of any negotiations to raise the federal borrowing limit, and as part of funding the federal government when the current continuing resolution expires. Congress may also consider the same types of spending cuts and revenue raising options on an even larger scale later in 2013 or 2014 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them further. Such a situation may result in even more pressure on raising revenue from tax preferences associated with our Company and products.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a period of sustained low interest rate or a period of rapidly increasing interest rates.

Changes in prevailing interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from sale of those assets, all of which also ultimately affect earnings. In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operation. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. Residential mortgage-backed securities and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. generally accepted accounting principles. This revision would result in increased reserves, accelerated amortization of deferred policy acquisition costs ("DAC") and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the current low interest rate environment would also negatively affect our financial performance as a result of (1) lower investment income, as we invest new premiums and reinvest proceeds from maturing investments at rates lower than the yield on our current investment portfolio, and (2) higher amortization of DAC and value of business acquired. We believe reduced crediting rates offset the lower investment income, but that such reductions would only be partially effective due to the presence of minimum credited rates on many of our products. Under this scenario, we do not currently expect that loss recognition testing will result in charges to net income. In addition, we expect that a continuation of the current low interest rate environment could reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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

State insurance regulators and the National Association of Insurance Commissioners ("NAIC") regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. For example, in October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York State Department of Financial Services (the "NYDFS") released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. We cannot predict what actions and regulatory changes will result from the NAIC study or the NYDFS report and what impact such changes will have on our financial condition and results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation ("SAT"), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

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

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended June 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended June 30, 2013, ING Bank had gross revenues of approximately $125.4 thousand related to these activities. ING Bank estimates that it had net profit of approximately $121.2 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 84 - 86 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2013			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

Exhibit Index
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

Exhibit Index
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

[1]
In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q are furnished and shall not be deemed to be "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the "Securities Act"), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the "Exchange Act"), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+Filed herewith.

