Form 10-Q
period 2013-09-30
ING LIFE INSURANCE & ANNUITY CO
filed 2013-11-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,000 shares of Common Stock, $50 par value, as of November 8, 2013, are issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended September 30, 2013

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,018.1 at 2013 and $18,458.7 at 2012)	$19,934.0	$20,690.8
Fixed maturities, at fair value using the fair value option	604.7	544.7
Equity securities, available-for-sale, at fair value (cost of $111.2 at 2013 and $129.3 at 2012)	127.3	142.8
Short-term investments	232.5	679.8
Mortgage loans on real estate, net of valuation allowance of $1.4 at 2013 and $1.3 at 2012	3,282.8	2,872.7
Policy loans	242.1	240.9
Limited partnerships/corporations	184.5	179.6
Derivatives	410.7	512.7
Securities pledged (amortized cost of $178.0 at 2013 and $207.2 at 2012)	180.4	219.7
Total investments	25,199.0	26,083.7
Cash and cash equivalents	399.2	363.4
Short-term investments under securities loan agreement, including collateral delivered	173.0	186.1
Accrued investment income	292.3	273.0
Receivable for securities sold	8.0	3.9
Reinsurance recoverable	2,041.3	2,153.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,168.8	695.0
Notes receivable from affiliate	175.0	175.0
Current income taxes recoverable	3.1	—
Due from affiliates	77.8	99.8
Property and equipment	79.3	81.8
Other assets	107.5	101.1
Assets held in separate accounts	58,504.9	53,655.3
Total assets	$88,229.2	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	September 30, 2013	December 31, 2012
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$24,556.9	$24,191.2
Payable for securities purchased	58.2	—
Payables under securities loan agreement, including collateral held	307.8	353.2
Long-term debt	4.9	4.9
Due to affiliates	105.1	95.1
Derivatives	200.4	346.8
Current income tax payable to Parent	—	32.1
Deferred income taxes	261.9	507.1
Other liabilities	455.9	424.7
Liabilities related to separate accounts	58,504.9	53,655.3
Total liabilities	84,456.0	79,610.4

Shareholder’s equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 per share value)	2.8	2.8
Additional paid-in capital	4,043.3	4,217.2
Accumulated other comprehensive income (loss)	489.1	1,023.0
Retained earnings (deficit)	(762.0)	(981.6)
Total shareholder’s equity	3,773.2	4,261.4
Total liabilities and shareholder’s equity	$88,229.2	$83,871.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$328.2	$344.7	$1,019.3	$1,008.6
Fee income	189.9	167.0	547.9	478.8
Premiums	7.6	6.1	22.7	29.6
Broker-dealer commission revenue	61.5	54.8	180.3	167.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.6)	(4.7)	(4.5)	(8.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.8)	(0.1)	(1.8)	(1.1)
Net other-than-temporary impairments recognized in earnings	(0.8)	(4.6)	(2.7)	(7.6)
Other net realized capital gains (losses)	(27.3)	(21.1)	(135.4)	108.0
Total net realized capital gains (losses)	(28.1)	(25.7)	(138.1)	100.4
Other revenue	2.9	1.0	(2.6)	3.8
Total revenues	562.0	547.9	1,629.5	1,788.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	204.2	189.3	536.3	577.0
Operating expenses	178.0	163.0	527.9	520.6
Broker-dealer commission expense	61.5	54.8	180.3	167.0
Net amortization of deferred policy acquisition costs and value of business acquired	(15.2)	13.5	31.7	118.5
Interest expense	0.2	0.6	0.3	1.7
Total benefits and expenses	428.7	421.2	1,276.5	1,384.8
Income (loss) before income taxes	133.3	126.7	353.0	403.4
Income tax expense (benefit)	65.7	33.4	133.4	128.2
Net income (loss)	$67.6	$93.3	$219.6	$275.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$67.6	$93.3	$219.6	$275.2
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(52.9)	253.9	(862.3)	455.4
Other-than-temporary impairments	2.0	7.0	3.4	10.6
Pension and other postretirement benefits liability	(0.7)	(0.6)	(1.7)	(1.7)
Other comprehensive income (loss), before tax	(51.6)	260.3	(860.6)	464.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(45.7)	98.2	(326.7)	157.6
Other comprehensive income (loss), after tax	(5.9)	162.1	(533.9)	306.7
Comprehensive income (loss)	$61.7	$255.4	$(314.3)	$581.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2013	$2.8	$4,217.2	$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—	—	219.6	219.6
Other comprehensive income (loss), after tax	—	—	(533.9)	—	(533.9)
Total comprehensive income (loss)					(314.3)
Dividends paid and distribution of capital	—	(174.0)	—	—	(174.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at September 30, 2013	$2.8	$4,043.3	$489.1	$(762.0)	$3,773.2

Balance at January 1, 2012	$2.8	$4,533.0	$747.5	$(1,307.0)	$3,976.3
Comprehensive income (loss):
Net income (loss)	—	—	—	275.2	275.2
Other comprehensive income (loss), after tax	—	—	306.7	—	306.7
Total comprehensive income (loss)					581.9
Dividends paid and distribution of capital	—	(340.0)	—	—	(340.0)
Employee related benefits	—	23.9	—	—	23.9
Balance at September 30, 2012	$2.8	$4,216.9	$1,054.2	$(1,031.8)	$4,242.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$975.6	$792.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,609.2	2,932.6
Equity securities, available-for-sale	0.7	2.4
Mortgage loans on real estate	177.6	303.5
Limited partnerships/corporations	22.6	136.6
Acquisition of:
Fixed maturities	(3,287.4)	(3,890.2)
Equity securities, available-for-sale	(0.8)	(0.7)
Mortgage loans on real estate	(587.8)	(642.5)
Limited partnerships/corporations	(16.5)	(28.2)
Derivatives, net	(222.0)	4.6
Policy loans, net	(1.2)	3.4
Short-term investments, net	447.3	(116.7)
Loan-Dutch State obligation, net	—	63.1
Collateral (delivered) received, net	(32.3)	51.8
Purchases of fixed assets, net	(0.2)	(0.2)
Net cash used in investing activities	(890.8)	(1,180.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,042.7	2,009.3
Maturities and withdrawals from investment contracts	(1,917.7)	(1,763.9)
Short-term loans to affiliates, net	—	648.0
Dividends paid and return of capital distribution	(174.0)	(340.0)
Net cash (used in) provided by financing activities	(49.0)	553.4
Net increase in cash and cash equivalents	35.8	165.3
Cash and cash equivalents, beginning of period	363.4	217.1
Cash and cash equivalents, end of period	$399.2	$382.4

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of ING U.S., Inc. to 57%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a majority owned subsidiary of ING Group.

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

Certain immaterial reclassifications have been made to prior year financial information to conform to the current year classifications.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013, its results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Derivatives and Hedging
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-10, "Derivatives and Hedging (Accounting Standards Codification ("ASC")Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 were adopted by the Company on July 17, 2013 for qualifying new or redesigned hedges entered into on or after that date. The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

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

Future Adoption of Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

The provisions of ASU 2011-06 are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company does not expect ASU 2011-06 to have an impact on its financial condition, results of operations or cash flows, as the amount of net premium written for qualifying health insurance by the Company is expected to be below the $25.0 threshold as defined by the Acts and, thus, not subject to the fee.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$745.0	$58.1	$2.4	$—	$800.7	$—
U.S. Government agencies and authorities	242.9	7.4	—	—	250.3	—
State, municipalities and political subdivisions	77.2	6.8	0.1	—	83.9	—
U.S. corporate securities	10,210.0	584.6	225.8	—	10,568.8	1.9

Foreign securities:(1)
Government	426.8	27.0	16.2	—	437.6	—
Other	5,077.2	286.4	90.9	—	5,272.7	—
Total foreign securities	5,504.0	313.4	107.1	—	5,710.3	—

Residential mortgage-backed securities:
Agency	1,628.1	128.6	12.7	19.3	1,763.3	0.5
Non-Agency	302.9	55.8	8.6	13.6	363.7	14.1
Total Residential mortgage-backed securities	1,931.0	184.4	21.3	32.9	2,127.0	14.6

Commercial mortgage-backed securities	607.8	71.4	—	—	679.2	4.4
Other asset-backed securities	482.9	19.7	3.7	—	498.9	3.2
Total fixed maturities, including securities pledged	19,800.8	1,245.8	360.4	32.9	20,719.1	24.1
Less: Securities pledged	178.0	9.4	7.0	—	180.4	—
Total fixed maturities	19,622.8	1,236.4	353.4	32.9	20,538.7	24.1
Equity securities	111.2	16.1	—	—	127.3	—
Total fixed maturities and equity securities investments	$19,734.0	$1,252.5	$353.4	$32.9	$20,666.0	$24.1
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$570.1	$591.4
After one year through five years	4,171.7	4,437.9
After five years through ten years	6,281.1	6,462.9
After ten years	5,756.2	5,921.8
Mortgage-backed securities	2,538.8	2,806.2
Other asset-backed securities	482.9	498.9
Fixed maturities, including securities pledged	$19,800.8	$20,719.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2013
Communications	$1,327.7	$78.9	$40.9	$1,365.7
Financial	1,999.8	161.0	22.0	2,138.8
Industrial and other companies	8,896.5	440.0	206.6	9,129.9
Utilities	2,628.0	167.1	37.8	2,757.3
Transportation	435.2	24.0	9.4	449.8
Total	$15,287.2	$871.0	$316.7	$15,841.5

December 31, 2012
Communications	$1,154.1	$161.4	$0.9	$1,314.6
Financial	1,859.3	240.1	10.9	2,088.5
Industrial and other companies	7,883.1	850.9	6.9	8,727.1
Utilities	2,715.4	349.8	7.3	3,057.9
Transportation	396.1	46.5	0.4	442.2
Total	$14,008.0	$1,648.7	$26.4	$15,630.3

Fixed Maturities and Equity Securities:
The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI"), and presented net of related changes in DAC, VOBA, and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.
The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2013 and December 31, 2012, approximately 46.2% and 41.8%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains the cash collateral. For other portions of the program, a lending agent, if used, may retain up to 5% of the collateral deposited by the borrower and the remaining cash collateral is received by the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2013 and December 31, 2012, the fair value of loaned securities was $159.9 and $180.2, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $167.1 and $186.1, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, liabilities to return collateral of $167.1 and $186.1, respectively, were included in Payables under securities loan agreement, including collateral held on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.1 as of September 30, 2013 and $1.3 as of December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$144.5	$2.4	$—	$—	$—	$—	$144.5	$2.4
U.S. corporate, state and municipalities	3,116.0	183.4	294.7	35.6	40.9	6.9	3,451.6	225.9
Foreign	1,280.2	82.3	158.5	19.4	39.6	5.4	1,478.3	107.1
Residential mortgage-backed	299.3	8.8	19.7	1.0	108.1	11.5	427.1	21.3
Commercial mortgage-backed	3.8	—	0.1	—	—	—	3.9	—
Other asset-backed	56.2	0.2	6.1	—	26.5	3.5	88.8	3.7
Total	$4,900.0	$277.1	$479.1	$56.0	$215.1	$27.3	$5,594.2	$360.4

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.7% and 89.1% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
Six months or less below amortized cost	$5,193.1	$66.7	$279.3	$15.5	702	14
More than six months and twelve months or less below amortized cost	503.6	1.1	46.5	0.4	84	2
More than twelve months below amortized cost	166.7	23.4	12.8	5.9	102	9
Total	$5,863.4	$91.2	$338.6	$21.8	888	25

December 31, 2012
Six months or less below amortized cost	$1,110.8	$15.2	$19.3	$3.9	141	10
More than six months and twelve months or less below amortized cost	49.5	1.5	2.6	0.4	31	2
More than twelve months below amortized cost	198.1	61.6	6.2	20.6	99	28
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
U.S. Treasuries	$146.9	$—	$2.4	$—	3	—
U.S. corporate, state and municipalities	3,641.8	35.7	217.1	8.8	478	5
Foreign	1,546.0	39.4	98.5	8.6	220	6
Residential mortgage-backed	436.8	11.6	18.2	3.1	157	10
Commercial mortgage-backed	3.9	—	—	—	3	—
Other asset-backed	88.0	4.5	2.4	1.3	27	4
Total	$5,863.4	$91.2	$338.6	$21.8	888	25

December 31, 2012
U.S. Treasuries	$300.5	$—	$0.5	$—	2	—
U.S. corporate, state and municipalities	558.1	4.7	9.1	2.0	82	2
Foreign	242.7	36.0	5.7	10.7	38	8
Residential mortgage-backed	201.2	25.2	10.2	7.9	124	24
Commercial mortgage-backed	11.8	—	0.2	—	8	—
Other asset-backed	44.1	12.4	2.4	4.3	17	6
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS), and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings, by the National Association of Insurance Commissioners ("NAIC") designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

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

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $59.1, $58.2 and $2.9, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	68.3%	AAA	0.1%	2007	7.0%
	2	2.7%	AA	2.6%	2006	7.0%
	3	19.1%	A	13.0%	2005 and prior	86.0%
	4	9.6%	BBB	20.8%		100.0%
	5	—%	BB and below	63.5%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS totaled $89.5, $73.9 and $4.2, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS totaled $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	43.2%	AAA	0.1%	2007	14.3%
	2	12.8%	AA	—%	2006	29.8%
	3	30.6%	A	2.9%	2005 and prior	55.9%
	4	11.4%	BBB	3.5%		100.0%
	5	2.0%	BB and below	93.5%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.4%	AAA	48.6%	2007	30.5%
	2	—%	AA	14.6%	2006	24.4%
	3	0.6%	A	8.0%	2005 and prior	45.1%
	4	—%	BBB	7.1%		100.0%
	5	—%	BB and below	21.7%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2013, the fair value, amortized cost and gross unrealized losses of the Company's Other ABS, excluding subprime exposure, totaled $441.0, $425.9 and $0.8, respectively. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses of the Company's Other ABS, excluding subprime exposure, totaled $435.6, $411.7 and $0.6, respectively.

As of September 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 44.8%, 3.8% and 34.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.4%	AAA	90.5%	2013	9.0%
	2	0.5%	AA	2.7%	2012	21.0%
	3	0.1%	A	6.2%	2011	11.7%
	4	—%	BBB	0.5%	2010	5.0%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.1%
		100.0%			2007 and prior	44.9%
						100.0%
December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, the Company did not have any new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $39.4. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $1.9 in principal. As of December 31, 2012, the Company did not have any new private placement or commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial mortgage loans	$3,284.2	$2,874.0
Collective valuation allowance	(1.4)	(1.3)
Total net commercial mortgage loans	$3,282.8	$2,872.7

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.3	$1.3
Addition to (reduction of) allowance for losses	0.1	—
Collective valuation allowance for losses, end of period	$1.4	$1.3

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2013	December 31, 2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	42.9	5.6
Subtotal	42.9	5.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$42.9	$5.6
Unpaid principal balance of impaired loans	$44.4	$7.1

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Troubled debt restructured loans	$37.5	$—

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2013 and December 31, 2012. There were no other loans in arrears with respect to principal and interest as of September 30, 2013 and December 31, 2012.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$24.2	$5.7
Interest income recognized on impaired loans, on an accrual basis	0.5	0.1
Interest income recognized on impaired loans, on a cash basis	0.5	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.4	—

	Nine Months Ended September 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$24.3	$5.8
Interest income recognized on impaired loans, on an accrual basis	0.7	0.3
Interest income recognized on impaired loans, on a cash basis	0.7	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.4	—

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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$499.4	$501.3
50% - 60%	859.2	768.9
60% - 70%	1,797.2	1,491.6
70% - 80%	115.4	96.4
80% and above	13.0	15.8
Total Commercial mortgage loans	$3,284.2	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,392.0	$2,114.4
1.25x - 1.5x	512.9	390.5
1.0x - 1.25x	257.1	293.1
Less than 1.0x	122.2	76.0
Total Commercial mortgage loans	$3,284.2	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$651.0	19.8%	$564.1	19.6%
South Atlantic	679.9	20.7%	561.0	19.5%
West South Central	501.3	15.3%	460.4	16.0%
Middle Atlantic	407.6	12.4%	332.7	11.6%
East North Central	376.5	11.5%	337.8	11.8%
Mountain	250.1	7.6%	214.5	7.5%
West North Central	223.2	6.8%	205.2	7.1%
New England	116.2	3.5%	119.1	4.1%
East South Central	78.4	2.4%	79.2	2.8%
Total Commercial mortgage loans	$3,284.2	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,028.6	31.3%	$1,035.2	36.0%
Retail	1,041.2	31.6%	824.0	28.7%
Office	448.9	13.7%	427.0	14.8%
Apartments	372.8	11.4%	298.7	10.4%
Hotel/Motel	139.7	4.3%	92.1	3.2%
Mixed Use	70.2	2.1%	34.2	1.2%
Other	182.8	5.6%	162.8	5.7%
Total Commercial mortgage loans	$3,284.2	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$582.2	$—
2012	916.7	939.0
2011	811.9	836.9
2010	121.7	124.0
2009	68.7	73.0
2008	94.7	119.0
2007 and prior	688.3	782.1
Total Commercial mortgage loans	$3,284.2	$2,874.0
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.3	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.4	14	2.9	23
Commercial mortgage-backed	0.1	1	—	—
Other asset-backed	0.2	1	0.4	3
Equity securities	0.1	1	—	—
Total	$0.8	17	$4.6	27
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.5	2
Foreign(1)	—	—	0.8	3
Residential mortgage-backed	2.2	32	4.5	30
Commercial mortgage-backed	0.2	3	—	—
Other asset-backed	0.2	1	0.8	4
Equity securities	0.1	1	—	—
Total	$2.7	37	$7.6	39
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above tables include $0.7 and $2.5 of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.1 and $0.2 in write-downs for the three and nine months ended September 30, 2013, respectively, are related to intent impairments.

The above tables include $4.6 and $6.5 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The Company did not have any write downs related to intent impairments for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the remaining $1.1 in write-downs, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$—	—
Foreign(1)	—		—	—	—
Residential mortgage-backed	—	*	2	—	—
Commercial mortgage-backed	0.1		1	—	—
Other asset-backed	—		—	—	—
Total	$0.1		3	$—	—
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Nine Months Ended September 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.2	1
Foreign(1)	—		—	0.8	3
Residential mortgage-backed	—	*	2	—	—
Commercial mortgage-backed	0.2		3	—	—
Other asset-backed	—		—	0.1	1
Total	$0.2		5	$1.1	5
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

The fair value of fixed maturities with OTTI as of September 30, 2013 and December 31, 2012 was $1.8 billion and $1.2 billion, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Balance at July 1	$20.2	$20.0
Additional credit impairments:
On securities not previously impaired	0.3	—
On securities previously impaired	0.4	3.1
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(1.1)	(2.5)
Balance at September 30	$19.8	$20.6

	Nine Months Ended September 30,
	2013	2012
Balance at January 1	$20.0	$19.5
Additional credit impairments:
On securities not previously impaired	1.1	0.1
On securities previously impaired	1.4	4.8
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(2.7)	(3.8)
Balance at September 30	$19.8	$20.6

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$292.2	$308.2	$900.5	$916.2
Equity securities, available-for-sale	1.7	2.6	1.6	6.7
Mortgage loans on real estate	39.0	35.0	116.5	106.1
Policy loans	3.2	3.3	9.6	9.9
Short-term investments and cash equivalents	0.2	0.3	0.7	0.8
Other	3.9	6.3	26.8	2.9
Gross investment income	340.2	355.7	1,055.7	1,042.6
Less: Investment expenses	12.0	11.0	36.4	34.0
Net investment income	$328.2	$344.7	$1,019.3	$1,008.6

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in fixed maturities that produced no net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(6.5)	$1.5	$(8.7)	$58.8
Fixed maturities, at fair value option	(26.0)	(31.7)	(131.1)	(78.0)
Equity securities, available-for-sale	0.1	(0.2)	0.1	(0.2)
Derivatives	(10.1)	(12.7)	(71.9)	13.5
Embedded derivative - fixed maturities	(3.6)	(4.1)	(20.8)	(4.3)
Embedded derivative - product guarantees	17.9	21.3	94.4	110.8
Other investments	0.1	0.2	(0.1)	(0.2)
Net realized capital gains (losses)	$(28.1)	$(25.7)	$(138.1)	$100.4
After-tax net realized capital gains (losses)	$(46.9)	$(6.7)	$(120.3)	$65.3

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Proceeds on sales	$1,206.3	$2,261.4
Gross gains	10.6	77.4
Gross losses	16.4	10.9

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

Swaptions: A swaption is an option to enter into a swap with a forward starting effective date. The Company uses swaptions to hedge the interest rate exposure associated with the minimum crediting rate and book value guarantees embedded in the retirement products that the Company offers. Increases in interest rates will generate losses on assets that are backing such liabilities. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. Swaptions are also used to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increases may result in increased payments to contract holders of FIA contracts and the interest rate swaptions offset this increased exposure. The Company pays a premium when it purchases the swaption. The Company utilizes these contracts in non-qualifying hedging relationships.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/ spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits or Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$812.5	$108.7	$—	$1,000.0	$215.4	$—
Foreign exchange contracts	42.0	0.6	0.1	—	—	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	16,630.4	291.5	185.3	18,131.1	292.9	328.5
Foreign exchange contracts	183.4	3.7	14.9	161.6	0.4	18.3
Equity contracts	11.5	—	0.1	14.5	0.4	—
Credit contracts	384.0	6.2	—	347.5	3.6	—
Managed custody guarantees	N/A	—	(1.0)	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	32.9	—	N/A	53.7	—
Within annuity products	N/A	—	33.7	N/A	—	122.4
Within reinsurance agreements	N/A	—	(51.1)	N/A	—	—
Total		$443.6	$182.0		$566.4	$469.2

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.

(2)
As of September 30, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $6.5 billion, $66.0 and $8.6 respectively. As of December 31, 2012, includes a notional amount, asset fair value and liability fair value for interest rate caps of $4.5 billion, $17.7 and $0.6, respectively.

N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of derivatives eligible for offset were as follows as of the dates indicated:

	September 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$6.2	$—
Equity contracts	—	—	—
Foreign exchange contracts	225.4	4.3	15.0
Interest rate contracts	17,006.4	386.6	185.3
		$397.1	$200.3

Counterparty netting(1)		$(187.9)	$(187.9)
Cash collateral netting(2)		(131.4)	—
Securities collateral netting(2)		(19.2)	(7.4)
Net receivables/payables		$58.6	$5.0
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$347.5	$3.6	$—
Equity contracts	—	—	—
Foreign exchange contracts	161.6	0.4	18.3
Interest rate contracts	19,131.1	508.3	328.5
		$512.3	$346.8

Counterparty netting(1)		$(291.4)	$(291.4)
Cash collateral netting(2)		(167.1)	—
Securities collateral netting(2)		(3.1)	(35.8)
Net receivables/payables		$50.7	$19.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2013, the Company held $120.9 and pledged $13.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, the Company held $167.0 of net cash collateral related to OTC derivative contracts. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $20.5 and $39.5, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—		$—	$0.1		$—
Foreign exchange contracts	—	*	—	—	*	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(8.5)		(5.3)	(86.4)		0.7
Foreign exchange contracts	(4.1)		(11.7)	7.9		1.2
Equity contracts	0.7		0.7	2.4		1.8
Credit contracts	1.8		3.6	4.1		9.8
Managed custody guarantees	1.0		—	1.1		1.1
Embedded derivatives:
Within fixed maturity investments(2)	(3.6)		(4.1)	(20.8)		(4.3)
Within annuity products(2)	16.9		21.3	93.3		109.7
Within reinsurance agreements(3)	5.3		—	51.1		—
Total	$9.5		$4.5	$52.8		$120.0
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in the Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.
* Amounts are less than $0.1.

Credit Default Swaps

As of September 30, 2013, the fair values of credit default swaps of $6.2 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair value of credit default swaps of $3.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $384.0 and $329.0 in credit default swaps. These instruments are typically written for a maturity period of five years and do not contain recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$739.4	$61.3	$—	$800.7
U.S. Government agencies and authorities	—	250.3	—	250.3
U.S. corporate, state and municipalities	—	10,513.8	138.9	10,652.7
Foreign(1)	—	5,689.9	20.4	5,710.3
Residential mortgage-backed securities	—	2,070.1	56.9	2,127.0
Commercial mortgage-backed securities	—	679.2	—	679.2
Other asset-backed securities	—	474.6	24.3	498.9
Total fixed maturities, including securities pledged	739.4	19,739.2	240.5	20,719.1
Equity securities, available-for-sale	90.6	—	36.7	127.3
Derivatives:
Interest rate contracts	13.6	386.6	—	400.2
Foreign exchange contracts	—	4.3	—	4.3
Equity contracts	—	—	—	—
Credit contracts	—	6.2	—	6.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	804.7	—	—	804.7
Assets held in separate accounts	53,274.6	5,223.9	6.4	58,504.9
Total assets	$54,922.9	$25,360.2	$283.6	$80,566.7

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$21.7	$21.7
Stabilizer and MCGs	—	—	11.0	11.0
Other derivatives:
Interest rate contracts	—	185.3	—	185.3
Foreign exchange contracts	—	15.0	—	15.0
Equity contracts	0.1	—	—	0.1
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	(51.1)	—	(51.1)
Total liabilities	$0.1	$149.2	$32.7	$182.0
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,093.4	$53.2	$—	$1,146.6
U.S. Government agencies and authorities	—	397.0	—	397.0
U.S. corporate, state and municipalities	—	10,512.8	154.6	10,667.4
Foreign(1)	—	5,527.4	24.6	5,552.0
Residential mortgage-backed securities	—	2,348.4	9.1	2,357.5
Commercial mortgage-backed securities	—	839.1	—	839.1
Other asset-backed securities	—	462.4	33.2	495.6
Total fixed maturities, including securities pledged	1,093.4	20,140.3	221.5	21,455.2
Equity securities, available-for-sale	125.8	—	17.0	142.8
Derivatives:
Interest rate contracts	—	508.3	—	508.3
Foreign exchange contracts	—	0.4	—	0.4
Equity contracts	0.4	—	—	0.4
Credit contracts	—	3.6	—	3.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,229.3	—	—	1,229.3
Assets held in separate accounts	47,916.5	5,722.5	16.3	53,655.3
Total assets	$50,365.4	$26,375.1	$254.8	$76,995.3

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$20.4	$20.4
Stabilizer and MCGs	—	—	102.0	102.0
Other derivatives:
Interest rate contracts	0.7	327.8	—	328.5
Foreign exchange contracts	—	18.3	—	18.3
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	—	—	—
Total liabilities	$0.7	$346.1	$122.4	$469.2
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2013 and 2012. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2013
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$139.9	$(0.1)	$(0.1)	$—	$—	$—	$(0.8)	$—	$—	$138.9	$(0.1)
Foreign	18.7	—	1.0	—	—	—	(4.0)	4.7	—	20.4	—
Residential mortgage-backed securities	30.8	(0.3)	0.2	27.0	—	—	—	—	(0.8)	56.9	(0.3)
Other asset-backed securities	24.7	0.3	(0.2)	—	—	—	(0.5)	—	—	24.3	0.3
Total fixed maturities, including securities pledged	214.1	(0.1)	0.9	27.0	—	—	(5.3)	4.7	(0.8)	240.5	(0.1)
Equity securities, available-for-sale	36.9	—	—	—	—	—	—	—	(0.2)	36.7	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(28.0)	18.5	—	(1.5)	—	—	—	—	—	(11.0)	—
FIA(1)	(21.1)	(0.6)	—	—	—	—	—	—	—	(21.7)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	19.9	—	—	0.7	—	(0.2)	—	—	(14.0)	6.4	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$154.6	$(0.3)	$(1.0)	$—	$—	$(6.0)	$(3.2)	$17.6	$(22.8)	$138.9	$(0.3)
Foreign	24.6	—	1.0	—	—	(1.9)	(10.6)	7.3	—	20.4	—
Residential mortgage-backed securities	9.1	(1.0)	0.1	49.4	—	—	—	—	(0.7)	56.9	(1.0)
Other asset-backed securities	33.2	1.9	(0.5)	—	—	—	(10.3)	—	—	24.3	0.7
Total fixed maturities, including securities pledged	221.5	0.6	(0.4)	49.4	—	(7.9)	(24.1)	24.9	(23.5)	240.5	(0.6)
Equity securities, available-for-sale	17.0	(0.1)	2.3	—	—	—	—	34.5	(17.0)	36.7	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(102.0)	95.7	—	(4.7)	—	—	—	—	—	(11.0)	—
FIA(1)	(20.4)	(1.3)	—	—	—	—	—	—	—	(21.7)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	16.3	—	—	8.0	—	(10.1)	—	2.2	(10.0)	6.4	0.1
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2012
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$151.6	$—	$2.0	$—	$—	$—	$(0.9)	$4.1	$—	$156.8	$—
Foreign	19.4	—	(3.6)	—	—	—	(2.5)	21.5	—	34.8	—
Residential mortgage-backed securities	6.0	(0.1)	(0.5)	—	—	—	(0.1)	1.3	—	6.6	(0.1)
Other asset-backed securities	30.1	0.4	1.3	10.0	—	—	(0.4)	1.2	—	42.6	0.4
Total fixed maturities, including securities pledged	207.1	0.3	(0.8)	10.0	—	—	(3.9)	28.1	—	240.8	0.3
Equity securities, available-for-sale	18.5	(0.2)	—	—	—	(1.3)	—	—	—	17.0	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(133.0)	21.2	—	(1.2)	—	—	—	—	—	(113.0)	—
FIA(1)	(17.6)	0.1	—	—	—	—	—	—	—	(17.5)	—
Other derivatives, net	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(4)	8.7	0.3	—	0.1	—	(2.0)	—	1.4	—	8.5	0.2
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$129.1	$(0.2)	$(1.2)	$7.2	$—	$—	$(7.2)	$32.7	$(3.6)	$156.8	$(0.2)
Foreign	51.1	0.9	(4.0)	—	—	(5.7)	(2.5)	20.7	(25.7)	34.8	—
Residential mortgage-backed securities	41.0	0.7	1.3	—	—	(6.0)	(0.1)	—	(30.3)	6.6	(0.3)
Other asset-backed securities	27.7	0.8	1.8	10.0	—	—	(1.6)	3.9	—	42.6	0.8
Total fixed maturities, including securities pledged	248.9	2.2	(2.1)	17.2	—	(11.7)	(11.4)	57.3	(59.6)	240.8	0.3
Equity securities, available-for-sale	19.0	(0.2)	(0.1)	0.7	—	(2.4)	—	—	—	17.0	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(221.0)	112.0	—	(4.0)	—	—	—	—	—	(113.0)	—
FIA(1)	(16.3)	(1.2)	—	—	—	—	—	—	—	(17.5)	—
Other derivatives, net	(12.7)	(1.7)	—	—	—	—	14.4	—	—	—	—
Assets held in separate accounts(4)	16.1	0.7	—	0.1	—	(10.0)	—	1.6	—	8.5	0.9
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2013 and 2012, the transfers in and out of Level 3 for fixed maturities including securities pledged and separate accounts, as well as equity securities for the three and nine months ended September 30, 2013 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and the Company's experience may be limited on certain products.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2013:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 8.0%
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%
Actuarial Assumptions:
Lapses	0% to 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-15%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.6%
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,719.1	$20,719.1	$21,455.2	$21,455.2
Equity securities, available-for-sale	127.3	127.3	142.8	142.8
Mortgage loans on real estate	3,282.8	3,295.7	2,872.7	2,946.9
Policy loans	242.1	242.1	240.9	240.9
Limited partnerships/corporations	184.5	184.5	179.6	179.6
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	804.7	804.7	1,229.3	1,229.3
Derivatives	410.7	410.7	512.7	512.7
Notes receivable from affiliates	175.0	185.1	175.0	194.3
Assets held in separate accounts	58,504.9	58,504.9	53,655.3	53,655.3
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	20,711.6	23,851.3	20,263.4	25,156.5
Supplementary contracts, immediate annuities and other	638.4	729.3	680.0	837.3
Annuity product guarantees:
FIA	21.7	21.7	20.4	20.4
Stabilizer and MCGs	11.0	11.0	102.0	102.0
Derivatives	200.4	200.4	346.8	346.8
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(51.1)	(51.1)	—	—
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

Policy loans: The fair value of policy loans approximates the carrying value of the loans.  Policy loans are collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$296.5	$381.4	$677.9
Deferrals of commissions and expenses	52.4	5.6	58.0
Amortization:
Amortization	(45.2)	(57.2)	(102.4)
Interest accrued(1)	25.1	45.6	70.7
Net amortization included in the Condensed Consolidated Statements of Operations	(20.1)	(11.6)	(31.7)
Change in unrealized capital gains/losses on available-for-sale securities	136.8	310.2	447.0
Balance at September 30, 2013	$465.6	$685.6	$1,151.2

	DAC	VOBA	Total
Balance at January 1, 2012	$334.9	$593.6	$928.5
Deferrals of commissions and expenses	55.5	6.0	61.5
Amortization:
Amortization	(59.6)	(128.4)	(188.0)
Interest accrued(1)	22.9	46.6	69.5
Net amortization included in the Condensed Consolidated Statements of Operations	(36.7)	(81.8)	(118.5)
Change in unrealized capital gains/losses on available-for-sale securities	(76.7)	(153.9)	(230.6)
Balance at September 30, 2012	277.0	$363.9	$640.9

(1)
Interest accrued at the following rates for DAC: 0.0% to 7.0% during 2013 and 0.0% and 7.0% during 2012. Interest accrued at the following rates for VOBA: 1.0% to 7.0% during 2013 and 5.0% to 7.0% during 2012.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. During the nine months ended September 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	September 30,
	2013	2012
Fixed maturities, net of OTTI	$885.4	$2,221.3
Equity securities, available-for-sale	16.1	12.3
Derivatives	148.8	221.0
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(363.1)	(834.6)
Premium deficiency reserve adjustment	(89.7)	(117.0)
Unrealized capital gains (losses), before tax	597.5	1,503.0
Deferred income tax asset (liability)	(118.6)	(460.4)
Unrealized capital gains (losses), after tax	478.9	1,042.6
Pension and other postretirement benefits liability, net of tax	10.2	11.6
AOCI	$489.1	$1,054.2

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,317.3)		$486.5	(4)	$(830.8)
Equity securities	2.6		(0.9)		1.7
Other	—	*	—	*	—	*
OTTI	3.4		(1.2)		2.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	8.4		(2.9)		5.5
DAC/VOBA and sales inducements	447.5	(1)	(156.6)		290.9
Premium deficiency reserve adjustment	62.9		(22.0)		40.9
Change in unrealized gains/losses on available-for-sale securities	(792.5)		302.9		(489.6)

Derivatives:
Derivatives	(68.0)	(2)	23.8		(44.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	1.6		(0.6)		1.0
Change in unrealized gains/losses on derivatives	(66.4)		23.2		(43.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)	(3)	0.6		(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6		(1.1)
Change in Other comprehensive income (loss)	$(860.6)		$326.7		$(533.9)
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount includes $30.5 valuation allowance. See Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$633.5		$(222.0)		$411.5
Equity securities	(0.8)		0.3		(0.5)
Other	—	*	—	*	—	*
OTTI	10.6		(3.7)		6.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	58.6		(19.9)		38.7
DAC/VOBA and sales inducements	(231.0)	(1)	85.5		(145.5)
Premium deficiency reserve adjustment	(52.2)		17.7		(34.5)
Change in unrealized gains/losses on available-for-sale securities	418.7		(142.1)		276.6

Derivatives:
Derivatives	47.3	(2)	(16.1)		31.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	47.3		(16.1)		31.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)	(3)	0.6		(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6		(1.1)
Change in Other comprehensive income (loss)	$464.3		$(157.6)		$306.7
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$133.3	$126.7
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	46.7	44.3
Tax effect of:
Dividends received deduction	(9.0)	(1.2)
Valuation allowance	28.6	(10.0)
IRS audit adjustment	—	—
Other	(0.6)	0.3
Income tax expense (benefit)	$65.7	$33.4

	Nine Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$353.0	$403.4
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	123.6	141.2
Tax effect of:
Dividends received deduction	(20.6)	(13.3)
Valuation allowance	30.5	—
IRS audit adjustment	(0.3)	(0.3)
Other	0.2	0.6
Income tax expense (benefit)	$133.4	$128.2

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2013 and December 31, 2012, the Company had a tax valuation allowance of $93.3 and $62.8, respectively, that was allocated to continuing operations and $(82.2) and $(51.7), respectively, that was allocated to Other comprehensive income. As of September 30, 2013 and December 31, 2012, the Company had a full valuation allowance of $11.1, related to foreign tax credits, the benefit of which is uncertain.

For the three months ended September 30, 2013 and 2012, there were no total increases (decreases) in the valuation allowance. With respect to 2013, $28.6 was allocated to continuing operations and $(28.6) was allocated to Other comprehensive income. With respect to 2012, $(10.0) was allocated to continuing operations and $10.0 was allocated to Other comprehensive income. For the nine months ended September 30, 2013 and 2012, there were no total increases (decreases) in the valuation allowance. With respect to 2013, $30.5 was allocated to continuing operations and $(30.5) was allocated to Other comprehensive income. With respect to 2012, there were no changes to continuing operations or Other comprehensive income.

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

Under this agreement, the Company did not incur interest expense for the three and nine months ended September 30, 2013 and 2012. The Company did not earn interest income for the three and nine months ended September 30, 2013. The Company did not earn any interest income for the three months ended September 30, 2012 and earned $0.5 for the nine months ended September 30, 2012.  As of September 30, 2013 and December 31, 2012, the Company did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

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

As of September 30, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $397.7 and $314.9, respectively.

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

	September 30, 2013	December 31, 2012
Other fixed maturities-state deposits	$13.1	$13.4
Securities pledged(1)	180.4	219.7
Total restricted assets	$193.5	$233.1
(1) Includes the fair value of loaned securities of $159.9 and $180.2 as of September 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $20.5 and $39.5, respectively, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which two sponsors of 401(k) Plans governed by the Employee Retirement Income Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. ILIAC denies the allegations and is vigorously defending this litigation. The Court conducted a bench trial of the liability issues, which concluded on October 3, 2013, and the Court has taken the matter under advisement.

Item 2.        Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the consolidated results of operations of ING Life Insurance and Annuity Company ("ILIAC") and its wholly owned subsidiaries (collectively, "we" or "our") for each of the three and nine months ended September 30, 2013 and 2012 and financial condition as of September 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1. contained herein, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of ING U.S., Inc. to 57%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a majority owned subsidiary of ING Group.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA, amortization rates and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

During the third quarter of 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2013, we made a number of changes, which resulted in net favorable unlocking of DAC and VOBA and other intangibles of $24.2.

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Our results of operations for the three months ended September 30, 2013 were primarily impacted by lower Net amortization of DAC/VOBA and higher Fee income. Partially offsetting these improvements were lower Net investment income, higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses.

	Three Months Ended September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$328.2	$344.7	$(16.5)	(4.8)%
Fee income	189.9	167.0	22.9	13.7%
Premiums	7.6	6.1	1.5	24.6%
Broker-dealer commission revenue	61.5	54.8	6.7	12.2%
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.6)	(4.7)	3.1	66.0%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.8)	(0.1)	(0.7)	NM
Net other-than-temporary impairments recognized in earnings	(0.8)	(4.6)	3.8	82.6%
Other net realized capital gains (losses)	(27.3)	(21.1)	(6.2)	(29.4)%
Total net realized capital gains (losses)	(28.1)	(25.7)	(2.4)	(9.3)%
Other revenue	2.9	1.0	1.9	NM
Total revenues	562.0	547.9	14.1	2.6%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	204.2	189.3	14.9	7.9%
Operating expenses	178.0	163.0	15.0	9.2%
Broker-dealer commission expense	61.5	54.8	6.7	12.2%
Net amortization of deferred policy acquisition costs and value of business acquired	(15.2)	13.5	(28.7)	NM
Interest expense	0.2	0.6	(0.4)	(66.7)%
Total benefits and expenses	428.7	421.2	7.5	1.8%
Income (loss) before income taxes	133.3	126.7	6.6	5.2%
Income tax expense (benefit)	65.7	33.4	32.3	96.7%
Net income (loss)	$67.6	$93.3	$(25.7)	(27.5)%
NM - Not Meaningful

Revenues

Total revenues increased $14.1 for the three months ended September 30, 2013, primarily impacted by higher Fee income and Broker-dealer commission revenue partially offset by lower net investment income.

Net investment income decreased $16.5 from $344.7 to $328.2 primarily due to lower investment yields, coupled with lower reinvestment rates. These decreases were partially offset by increases to investment income due to growth of general account assets in the current period. General account assets increased in the current period compared to the prior period due to participants transferring funds from variable investment options into fixed investment options.

Fee income increased $22.9 from $167.0 to $189.9 primarily due to an increase in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average Assets Under Management. In addition, advisory fees increased as a result of an increase in sub-advised assets.

Broker-dealer commission revenue increased $6.7 from $54.8 to $61.5 due to higher asset based commission reimbursements as a result of higher average assets.

Total benefits and expenses increased $7.5 from $421.2 to $428.7 primarily due to higher Interest credited and other benefits to contract owners/policyholders, higher Operating expenses and higher Broker-dealer commission expense partially offset by lower Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders increased $14.9 from $189.3 to $204.2 partially due to higher benefit costs and an increase in general account liabilities partially offset by a decrease in the average credited rates due to actions taken in 2012 and January 2013 to reflect the continuing low interest rate environment.

Operating expenses increased $15.0 from $163.0 to $178.0 primarily due to higher commission expenses driven by an increase in AUM and higher general operating expenses in the current period.

Broker-dealer commission expense increased $6.7 from $54.8 to $61.5 due to higher asset based commissions expenses as a result of higher average assets.

Net amortization of DAC and VOBA decreased $28.7 from $13.5 to $(15.2) primarily as a result of higher favorable DAC/VOBA unlocking in the current period which was primarily driven by prospective assumption changes.  Excluding the impact of unlocking of DAC/VOBA, net amortization of DAC/VOBA increased due to higher gross profits in the current period.

Income Taxes

Income tax expense (benefit) changed $32.3 from $33.4 to $65.7 primarily due to an increase in the valuation allowance partially offset by a favorable increase in the dividends received deduction.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Our results of operations for the nine months ended September 30, 2013 were primarily impacted by Net realized capital losses in the current year versus Net realized capital gains in the prior year and lower Premiums partially offset by lower Net amortization of DAC/VOBA, higher Fee income and lower Interest credited and other benefits to contract owners/policyholders.

	Nine Months Ended September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,019.3	$1,008.6	$10.7	1.1%
Fee income	547.9	478.8	69.1	14.4%
Premiums	22.7	29.6	(6.9)	(23.3)%
Broker-dealer commission revenue	180.3	167.0	13.3	8.0%
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.5)	(8.7)	4.2	48.3%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.8)	(1.1)	(0.7)	(63.6)%
Net other-than-temporary impairments recognized in earnings	(2.7)	(7.6)	4.9	64.5%
Other net realized capital gains (losses)	(135.4)	108.0	(243.4)	NM
Total net realized capital gains (losses)	(138.1)	100.4	(238.5)	NM
Other revenue	(2.6)	3.8	(6.4)	NM
Total revenues	1,629.5	1,788.2	(158.7)	(8.9)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	536.3	577.0	(40.7)	(7.1)%
Operating expenses	527.9	520.6	7.3	1.4%
Broker-dealer commission expense	180.3	167.0	13.3	8.0%
Net amortization of deferred policy acquisition costs and value of business acquired	31.7	118.5	(86.8)	(73.2)%
Interest expense	0.3	1.7	(1.4)	(82.4)%
Total benefits and expenses	1,276.5	1,384.8	(108.3)	(7.8)%
Income (loss) before income taxes	353.0	403.4	(50.4)	(12.5)%
Income tax expense (benefit)	133.4	128.2	5.2	4.1%
Net income (loss)	$219.6	$275.2	$(55.6)	(20.2)%
NM - Not Meaningful

Revenues

Total revenues decreased $158.7 for the nine months ended September 30, 2013, primarily impacted by unfavorable changes in Total net realized capital gains (losses), partially offset by higher Fee income.

Net investment income increased $10.7 from $1,008.6 to $1,019.3 due to a loss on the sale of certain alternative investments in the second quarter of 2012. In addition, increases to investment income were due to growth of general account assets in the current period, which were offset by lower investment yields. General account assets increased in the current period compared to the prior period due to participant transfer from variable investment options into fixed investment options.

Fee income increased $69.1 from $478.8 to $547.9 primarily due to increases in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average Assets Under Management. In addition, advisory fees increased as a result of an increase in sub-advised assets.

Premiums decreased $6.9 from $29.6 to $22.7 due to lower sales of immediate annuities with life contingencies.

Total net realized capital gains (losses) changed $(238.5) from $100.4 to $(138.1) primarily due to losses on derivatives and fixed maturities using fair value option and a decrease in net realized investment gains primarily due to trading gains on corporate securities in the prior period compared to losses in the current period. The losses on derivatives and fixed maturities using fair value option were primarily as a result of an increase in interest rates in the current period.

Benefits and Expenses

Total benefits and expenses decreased $108.3 from $1,384.8 to $1,276.5 primarily due to lower Net amortization of DAC/VOBA and lower Interest credited and other benefits to contract owners/policyholders.

Interest credited and other benefits to contract owners/policyholders decreased $40.7 from $577.0 to $536.3 primarily due to an increase in fair value of the embedded derivative on reinsurance driven by an increase in interest rates during the current period. Also contributing to the variance is a decrease in the average credited rates due to actions taken in 2012 and January 2013 to reflect the continuing low interest rate environment.

Net amortization of DAC and VOBA decreased $86.8 from $118.5 to $31.7 as a result of a decrease in amortization due to lower gross profits in the current period and higher favorable DAC/VOBA unlocking in the current period, which was primarily driven by prospective assumption changes.

Income Taxes

Income tax expense (benefit) increased $5.2 from $128.2 to $133.4 primarily due to an increase in the valuation allowance partially offset by a favorable increase in the dividends received deduction.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other asset-backed securities ("ABS"), and traditional Mortgage-backed securities ("MBS").

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$19,934.0	79.2%	$20,690.8	79.4%
Fixed maturities, at fair value using the fair value option	604.7	2.4%	544.7	2.1%
Equity securities, available-for-sale	127.3	0.5%	142.8	0.5%
Short-term investments(1)	232.5	0.9%	679.8	2.6%
Mortgage loans on real estate	3,282.8	13.0%	2,872.7	11.0%
Policy loans	242.1	1.0%	240.9	0.9%
Limited partnerships/corporations	184.5	0.7%	179.6	0.7%
Derivatives	410.7	1.6%	512.7	2.0%
Securities pledged(2)	180.4	0.7%	219.7	0.8%
Total investments	$25,199.0	100.0%	$26,083.7	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$745.0	3.8%	$800.7	3.9%
U.S. Government agencies and authorities	242.9	1.2%	250.3	1.2%
State, municipalities, and political subdivisions	77.2	0.4%	83.9	0.4%
U.S. corporate securities	10,210.0	51.5%	10,568.8	50.9%
Foreign securities(1)	5,504.0	27.8%	5,710.3	27.6%
Residential mortgage-backed securities	1,931.0	9.8%	2,127.0	10.3%
Commercial mortgage-backed securities	607.8	3.1%	679.2	3.3%
Other asset-backed securities	482.9	2.4%	498.9	2.4%
Total fixed maturities, including securities pledged	$19,800.8	100.0%	$20,719.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,011.5	5.3%	$1,146.6	5.3%
U.S. Government agencies and authorities	379.4	2.0%	397.0	1.9%
State, municipalities, and political subdivisions	77.2	0.4%	93.1	0.4%
U.S. corporate securities	9,438.0	49.1%	10,574.3	49.3%
Foreign securities(1)	5,009.7	26.0%	5,552.0	25.9%
Residential mortgage-backed securities	2,070.4	10.8%	2,357.5	11.0%
Commercial mortgage-backed securities	748.7	3.9%	839.1	3.9%
Other asset-backed securities	475.7	2.5%	495.6	2.3%
Total fixed maturities, including securities pledged	$19,210.6	100.0%	$21,455.2	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A- and A, respectively. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received, the middle rating is applied;

▪	when two ratings are received, the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	September 30, 2013
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,032.8	50.7%	$10,498.0	50.7%
2	8,751.0	44.2%	9,131.9	44.1%
3	842.0	4.3%	878.6	4.2%
4	126.2	0.6%	130.0	0.6%
5	4.6	—%	13.2	0.1%
6	44.2	0.2%	67.4	0.3%
Total	$19,800.8	100.0%	$20,719.1	100.0%

	December 31, 2012
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$9,717.0	50.6%	$10,801.8	50.3%
2	8,489.2	44.2%	9,539.0	44.5%
3	737.7	3.8%	797.0	3.7%
4	181.0	0.9%	189.8	0.9%
5	37.2	0.2%	49.3	0.2%
6	48.5	0.3%	78.3	0.4%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	September 30, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,522.3	17.8%	$3,754.1	18.1%
AA	1,084.0	5.5%	1,120.9	5.4%
A	5,347.0	27.0%	5,504.5	26.6%
BBB	8,666.2	43.8%	9,040.3	43.6%
BB	776.9	3.9%	809.5	3.9%
B and below	404.4	2.0%	489.8	2.4%
Total	$19,800.8	100.0%	$20,719.1	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,031.2	21.0%	$4,461.4	20.8%
AA	871.5	4.5%	972.4	4.5%
A	4,765.7	24.8%	5,286.5	24.6%
BBB	8,329.5	43.4%	9,369.3	43.7%
BB	734.1	3.8%	798.0	3.7%
B and below	478.6	2.5%	567.6	2.7%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013 and December 31, 2012 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$570.1	$591.4	$853.5	$880.9
After one year through five years	4,171.7	4,437.9	3,953.8	4,249.9
After five years through ten years	6,281.1	6,462.9	5,700.3	6,339.8
After ten years	5,756.2	5,921.8	5,408.2	6,292.4
Mortgage-backed securities	2,538.8	2,806.2	2,819.1	3,196.6
Other asset-backed securities	482.9	498.9	475.7	495.6
Fixed maturities, including securities pledged	$19,800.8	$20,719.1	$19,210.6	$21,455.2

As of September 30, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our consolidated Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of September 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses

U.S. Treasuries	$144.5	$2.4	$—	$—	$—	$—	$144.5	$2.4
U.S. corporate, state and municipalities	3,116.0	183.4	294.7	35.6	40.9	6.9	3,451.6	225.9
Foreign	1,280.2	82.3	158.5	19.4	39.6	5.4	1,478.3	107.1
Residential mortgage-backed	299.3	8.8	19.7	1.0	108.1	11.5	427.1	21.3
Commercial mortgage-backed	3.8	—	0.1	—	—	—	3.9	—
Other asset-backed	56.2	0.2	6.1	—	26.5	3.5	88.8	3.7
Total	$4,900.0	$277.1	$479.1	$56.0	$215.1	$27.3	$5,594.2	$360.4

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.7% and 89.1% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $307.4 from December 31, 2012 to September 30, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates. Gross unrealized losses on fixed maturities, including securities pledged, decreased $100.4 million from December 31, 2011 to December 31, 2012. The decrease in gross unrealized losses is primarily due to improving market conditions within Other ABS in addition to tightening credit spreads.

As of September 30, 2013 and December 31, 2012, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies are trending lower and other measures of performance, like prepayments and severities, have also shown signs of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially through most of 2012 and into this year.  In the third quarter, some of this momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility.  However, we continued to observe strength in the US housing market and a domestic employment picture that has exhibited steady improvement. This served to positively impact the fundamental performance of the portfolio.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $59.1, $58.2 and $2.9, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

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

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	68.3%	AAA	0.1%	2007	7.0%
	2	2.7%	AA	2.6%	2006	7.0%
	3	19.1%	A	13.0%	2005 and prior	86.0%
	4	9.6%	BBB	20.8%		100.0%
	5	—%	BB and below	63.5%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $89.5, $73.9 and $4.2, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	43.2%	AAA	0.1%	2007	14.3%
	2	12.8%	AA	—%	2006	29.8%
	3	30.6%	A	2.9%	2005 and prior	55.9%
	4	11.4%	BBB	3.5%		100.0%
	5	2.0%	BB and below	93.5%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and, much of this year, we have observed sustained declines in delinquencies of underlying loans. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The new issue market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. Total new issuance volume through Q3 is at its highest pace since 2007. Higher primary issuance has contributed to increased credit availability within the commercial real estate market, supportive of continued fundamental improvements for CMBS.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.4%	AAA	48.6%	2007	30.5%
	2	—%	AA	14.6%	2006	24.4%
	3	0.6%	A	8.0%	2005 and prior	45.1%
	4	—%	BBB	7.1%		100.0%
	5	—%	BB and below	21.7%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	99.9%	AAA	54.1%	2007	28.7%
	2	—%	AA	17.1%	2006	20.4%
	3	0.1%	A	8.4%	2005 and prior	50.9%
	4	—%	BBB	5.3%		100.0%
	5	—%	BB and below	15.1%
	6	—%		100.0%
		100.0%

As of September 30, 2013, the fair value, amortized cost, and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $441.0, $425.9 and $0.8, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $435.6, $411.7 and $0.6, respectively.

As of September 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 44.8%, 3.8% and 34.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.4%	AAA	90.5%	2013	9.0%
	2	0.5%	AA	2.7%	2012	21.0%
	3	0.1%	A	6.2%	2011	11.7%
	4	—%	BBB	0.5%	2010	5.0%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	8.1%
		100.0%			2007 and prior	44.9%
						100.0%
December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, we did not have any new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $39.4. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $1.9 in principal. As of December 31, 2012, we did not have any new private placement or commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment which totaled $3.3 billion and $2.9 billion as of September 30, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

The following table summarizes our investment in mortgage loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial mortgage loans	$3,284.2	$2,874.0
Collective valuation allowance	(1.4)	(1.3)
Total net commercial mortgage loans	$3,282.8	$2,872.7

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.3	$1.3
Addition to / (reduction of) allowance for losses	0.1	—
Collective valuation allowance for losses, end of period	$1.4	$1.3

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

	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$499.4	$501.3
50% - 60%	859.2	768.9
60% - 70%	1,797.2	1,491.6
70% - 80%	115.4	96.4
80% and above	13.0	15.8
Total Commercial mortgage loans	$3,284.2	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,392.0	$2,114.4
1.25x - 1.5x	512.9	390.5
1.0x - 1.25x	257.1	293.1
Less than 1.0x	122.2	76.0
Total Commercial Mortgage Loans	$3,284.2	$2,874.0
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

The following tables present our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.3	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.4	14	2.9	23
Commercial mortgage-backed	0.1	1	—	—
Other asset-backed	0.2	1	0.4	3
Equity securities	0.1	1	—	—
Total	$0.8	17	$4.6	27
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.5	2
Foreign(1)	—	—	0.8	3
Residential mortgage-backed	2.2	32	4.5	30
Commercial mortgage-backed	0.2	3	—	—
Other asset-backed	0.2	1	0.8	4
Equity securities	0.1	1	—	—
Total	$2.7	37	$7.6	39
(1) Primarily U.S. dollar denominated.

The above tables include $0.7 and $2.5 and of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.1 and $0.2 in write-downs for the three and nine months ended September 30, 2013, respectively, are related to intent impairments.

The above tables include $4.6 and $6.5 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. We did not have any write downs for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the remaining $1.1 in write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$—	—
Foreign(1)	—		—	—	—
Residential mortgage-backed	—	*	2	—	—
Commercial mortgage-backed	0.1		1	—	—
Other asset-backed	—		—	—	—
Total	$0.1		3	$—	—
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Nine Months Ended September 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.2	1
Foreign(1)	—		—	0.8	3
Residential mortgage-backed	—	*	2	—	—
Commercial mortgage-backed	0.2		3	—	—
Other asset-backed	—		—	0.1	1
Total	$0.2		5	$1.1	5
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

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

The fair value of the fixed maturities with OTTI as of September 30, 2013 and December 31, 2012, was $1.8 billion and $1.2 billion, respectively.

During the three and nine months ended September 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$292.2	$308.2	$900.5	$916.2
Equity securities, available-for-sale	1.7	2.6	1.6	6.7
Mortgage loans on real estate	39.0	35.0	116.5	106.1
Policy loans	3.2	3.3	9.6	9.9
Short-term investments and cash equivalents	0.2	0.3	0.7	0.8
Other	3.9	6.3	26.8	2.9
Gross investment income	340.2	355.7	1,055.7	1,042.6
Less: investment expenses	12.0	11.0	36.4	34.0
Net investment income	$328.2	$344.7	$1,019.3	$1,008.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(6.5)	$1.5	$(8.7)	$58.8
Fixed maturities, at fair value option	(26.0)	(31.7)	(131.1)	(78.0)
Equity securities, available-for-sale	0.1	(0.2)	0.1	(0.2)
Derivatives	(10.1)	(12.7)	(71.9)	13.5
Embedded derivatives - fixed maturities	(3.6)	(4.1)	(20.8)	(4.3)
Embedded derivatives - product guarantees	17.9	21.3	94.4	110.8
Other investments	0.1	0.2	(0.1)	(0.2)
Net realized capital gains (losses)	$(28.1)	$(25.7)	$(138.1)	$100.4

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

As of September 30, 2013, we had $293.1 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $111.3, Italy of $113.1, and Spain of $68.7. We had no exposure to Greece or Portugal. As of September 30, 2013, there was $1.0 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2013, our sovereign exposure was $148.7, which consisted of fixed maturities. We also had $371.1 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $145.9, Switzerland of $59.7, The Netherlands of $53.1 and France of $59.6. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $1,059.0 and The Netherlands of $437.8, we had significant non-peripheral European total country exposures in Switzerland of $275.2, Germany of $198.7, Belgium of $185.5 and France of $200.7. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of September 30, 2013:

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at September 30, 2013(1)
Ireland	$—	$—	$110.3	$110.3	$104.8	$—	$—	$1.0	$—	$—	$1.0	$111.3
Italy	—	—	113.1	113.1	109.7	—	—	—	—	—	—	113.1
Spain	—	—	68.7	68.7	66.9	—	—	—	—	—	—	68.7
Total peripheral Europe	—	—	292.1	292.1	281.4	—	—	1.0	—	—	1.0	293.1

Belgium	37.0	—	148.5	185.5	157.7	—	—	—	—	—	—	185.5
France	—	48.6	141.1	189.7	177.4	—	—	38.3	—	27.3	11.0	200.7
Germany	—	35.3	163.4	198.7	181.6	—	—	—	—	—	—	198.7
Netherlands	—	53.1	384.7	437.8	415.2	—	—	—	—	—	—	437.8
Switzerland	—	49.3	215.5	264.8	243.9	—	—	8.0	—	(2.4)	10.4	275.2
United Kingdom	—	134.8	913.1	1,047.9	1,020.2	—	—	17.8	—	6.7	11.1	1,059.0
Other non- peripheral(2)	111.7	17.5	256.7	385.9	372.4	—	—	—	—	—	—	385.9
Total non-peripheral Europe	148.7	338.6	2,223.0	2,710.3	2,568.4	—	—	64.1	—	31.6	32.5	2,742.8
Total	$148.7	$338.6	$2,515.1	$3,002.4	$2,849.8	$—	$—	$65.1	$—	$31.6	$33.5	$3,035.9
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of September 30, 2013, and December 31, 2012, we did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 56.5% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2013, ILIAC had securities lending collateral assets of $145.6, which represents approximately 0.2% of its general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. During the nine months ended September 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, ILIAC paid a cash distribution of $340.0 to its Parent.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through November 12, 2013 are as follows:

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

Legislative and Regulatory Developments

Supreme Court Decision regarding Defense of Marriage Act

Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. While the IRS and DOL have issued guidance indicating that they will regard individuals to be married if they have entered into a same-sex marriage that is valid under the laws of the state where such marriage is celebrated, the appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the recent shutdown of the U.S. government, the level of U.S. national debt (including the ongoing debate in the U.S. Congress regarding the national debt ceiling), the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, are ongoing and in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings continue to decline, yields on the sovereign debt of certain countries may continue to increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Furthermore, we anticipate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") may scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

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

Changes in prevailing interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from sale of those assets, all of which also ultimately affect earnings. In addition, our annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operation. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations. During periods of declining interest rates or a prolonged period of low interest rates, annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in annuity contracts, as the guarantees become more valuable to policyholders.

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

We believe a continuation of the current low interest rate environment would also negatively affect our financial performance as a result of (1) lower investment income, as we invest new deposits and premiums and reinvest proceeds from maturing investments at rates lower than the yield on our current investment portfolio, and (2) higher amortization of DAC and value of business acquired. We believe reduced crediting rates offset the lower investment income, but that such reductions would only be partially effective due to the presence of minimum credited rates on many of our products. Under this scenario, we do not currently expect that loss recognition testing will result in charges to net income. In addition, we expect that a continuation of the current low interest rate environment could reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended September 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended September 30, 2013, ING Bank had gross revenues of approximately $4.9 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $120.7 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 85 - 87 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2013			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

